Form 10-Q
period 2006-06-30
REALOGY CORP
filed 2006-08-16
CIK 1355001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 001-32852

REALOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-4381990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Campus Drive Parsippany, NJ (Address of principal executive offices)	07054 (Zip Code)
(973) 407-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [   ]         No [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]         No [X]
The number of shares outstanding of the issuer’s common stock was 250,452,641 shares as of August 1, 2006.

INTRODUCTORY NOTE
On July 31, 2006, Cendant Corporation distributed to its stockholders all of its shares of Realogy Corporation, formerly a wholly owned subsidiary that held directly or indirectly the assets and liabilities associated with Cendant Corporation’s Real Estate Services businesses. On that date, Cendant Corporation distributed one share of Realogy common stock for every four shares of Cendant common stock outstanding as of the close of business on July 21, 2006.
In connection with the distribution, we filed a Registration Statement on Form 10 (File No. 001-32852) with the Securities and Exchange Commission that was declared effective on July 13, 2006. Realogy’s Information Statement dated July 13, 2006 (the “Information Statement”), which describes for stockholders the details of the distribution and provides information as to the business and management of Realogy, was mailed to Cendant Corporation stockholders shortly after the July 21, 2006 record date for the distribution. We filed the Information Statement as Exhibit 99.1 to a Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2006.
Except as otherwise indicated or unless the context otherwise requires, “Realogy Corporation,” “Realogy,” “we,” “us,” “our” and “our company” refer to Realogy Corporation and its combined subsidiaries and “Cendant Corporation” and “Cendant” refer to Cendant Corporation and its consolidated subsidiaries.
We are filing this quarterly report within 45 days after the effective date of the Form 10, as required by Rule 13a-13(a) under the Securities Exchange Act of 1934. As discussed in Part I of this report, the historical financial statements included in this report represent a combined reporting entity comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant.
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

—	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

—	a decline in the number of home sales and/or prices;

—	competition in our existing and future lines of business and the financial resources of competitors;

—	our failure to comply with regulations and any changes in regulations;

—	seasonal fluctuation in the residential real estate brokerage business;

—	local and regional conditions in the areas where our franchisees and brokerage operations are located;

—	our failure to complete future acquisitions or to realize anticipated benefits from completed acquisitions;

—	actions by our franchisees that could harm our business;

—	our inability to access capital and/or asset backed markets on favorable terms;

—	the loss of any of our senior management;

—	the final resolutions or outcomes with respect to Cendant’s contingent and other corporate liabilities and any related actions for indemnification made pursuant to the Separation and Distribution Agreement dated July 27, 2006 among Realogy, Cendant, Wyndham Worldwide Corporation and Travelport, Inc. regarding the principal transactions relating to our separation from Cendant and the other agreements that will govern certain aspects of our relationship with Cendant, Wyndham Worldwide and Travelport after the completion of the separation plan;

—	a failure by Cendant to complete the sale of Travelport, to receive gross cash proceeds of $4,300 million (which purchase price is subject to adjustment) or to contribute to us all or a portion of the $1,475 million of such proceeds that we expect to receive; and

—	our inability to operate effectively as a stand-alone, publicly traded company.
Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Information Statement may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.
You should consider the areas of risk described above in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Realogy Corporation Board of Directors
We have reviewed the accompanying combined condensed balance sheet of Realogy Businesses of Cendant Corporation (the “Company”), consisting of certain businesses of Cendant Corporation (“Cendant”) as of June 30, 2006, the related combined condensed statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related combined condensed statements of cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such combined condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the combined condensed interim financial statements, the Company is comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant. Included in Note 10 to the combined condensed interim financial statements is a summary of transactions with related parties.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the Company as of December 31, 2005, and the related combined statements of income, invested equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2006 (June 12, 2006 as to the effects of the restatement discussed in Note 19), we expressed an unqualified opinion (which included explanatory paragraphs relating to the Company being comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant, as discussed in Note 1 to the combined financial statements and the restatement of the statement of cash flows as discussed in Note 19 to the combined financial statements) on those combined financial statements. In our opinion, the information set forth in the accompanying combined condensed balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 16, 2006

REALOGY BUSINESSES OF CENDANT CORPORATION
COMBINED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues
Gross commission income	$1,490	$1,640	$2,579	$2,739
Service revenue	226	209	411	365
Franchise fees	137	149	240	253
Other	49	48	94	88

Net revenues	1,902	2,046	3,324	3,445

Expenses
Commission and other agent-related costs	1,003	1,109	1,731	1,848
Operating	456	410	904	793
Marketing	79	82	149	144
General and administrative	50	54	108	111
Separation costs	6	–	7	–
Restructuring costs	12	1	12	5
Depreciation and amortization	34	31	70	61
Interest (income) expense, net	(5)	(2)	(9)	(1)

Total expenses	1,635	1,685	2,972	2,961

Income before income taxes and minority interest	267	361	352	484
Provision for income taxes	103	142	135	190
Minority interest, net of tax	1	1	1	2

Net income	$163	$218	$216	$292

Pro forma earnings per common share:
Basic	$0.65	$0.87	$0.86	$1.17

See Notes to Combined Condensed Financial Statements.

REALOGY BUSINESSES OF CENDANT CORPORATION
COMBINED CONDENSED BALANCE SHEETS
(In millions)
(Unaudited)

	Cendant
	Dividend
	Pro Forma
	June 30,	June 30,	December 31,
	2006	2006	2005

Assets
Current assets:
Cash and cash equivalents	$136	$136	$36
Trade receivables (net of allowance for doubtful accounts of $12 and $12)	154	154	112
Relocation receivables	859	859	774
Relocation properties held for sale	98	98	97
Deferred income taxes	47	47	47
Other current assets	126	126	94

Total current assets	1,420	1,420	1,160

Property and equipment, net	296	296	304
Deferred income taxes	246	246	296
Goodwill	3,277	3,277	3,156
Franchise agreements, net	338	338	346
Trademarks and other intangibles, net	96	96	61
Other non-current assets	142	142	116

Total assets	$5,815	$5,815	$5,439

Liabilities and Invested Equity
Current liabilities:
Accounts payable	$166	$166	$130
Secured obligations	757	757	757
Due to Cendant, net	658	658	440
Dividend payable to Cendant Corporation	2,225	–	–
Accrued expenses and other current liabilities	390	390	492

Total current liabilities	4,196	1,971	1,819
Non-current liabilities	62	62	53

Total liabilities	4,258	2,033	1,872

Commitments and contingencies (Note 11 and 13)

Invested equity:
Parent Company’s net investment	1,554	3,779	3,563
Accumulated other comprehensive income	3	3	4

Total invested equity	1,557	3,782	3,567

Total liabilities and invested equity	$5,815	$5,815	$5,439

See Notes to Combined Condensed Financial Statements.

REALOGY BUSINESSES OF CENDANT CORPORATION
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Operating Activities
Net income	$216	$292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	61
Deferred income taxes	33	(101)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(40)	(46)
Relocation receivables and advances	(64)	(121)
Relocation properties held for sale	(2)	13
Accounts payable, accrued expenses and other current liabilities	(59)	(41)
Other, net	(51)	(35)

Net cash provided by operating activities	103	22

Investing Activities
Property and equipment additions	(42)	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	(128)	(82)
Investment in unconsolidated entities	(7)	(1)
Increase in restricted cash	(12)	(7)
Other, net	(3)	2

Net cash used in investing activities	(192)	(137)

Financing Activities
Net change in borrowings	–	295
Net intercompany funding from (to) parent	216	(183)
Other, net	(28)	(5)

Net cash provided by financing activities	188	107

Effect of changes in exchange rates on cash and cash equivalents	1	(1)

Net increase (decrease) in cash and cash equivalents	100	(9)

Cash and cash equivalents, beginning of period	36	58
Cash and cash equivalents, end of period	$136	$49

Supplemental Disclosure of Cash Flow Information
Interest payments	$22	$12
Income tax payments, net	$7	$13
See Notes to Combined Condensed Financial Statements.

REALOGY BUSINESSES OF CENDANT CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

The Realogy businesses of Cendant Corporation (“Realogy” or “the Company”) represent a combined reporting entity comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant Corporation (“Cendant”). On October 23, 2005, Cendant’s Board of Directors approved a plan to separate Cendant into four independent, publicly traded companies—one for each of Cendant’s real estate services, travel distribution services, hospitality services (including timeshare resorts), and vehicle rental businesses. On April 24, 2006, Cendant announced a modification to its previously announced separation plan to also explore the possible sale of the travel distribution services business. On June 30, 2006, Cendant entered into a definitive agreement to sell the travel distribution services business for $4,300 million in cash. Upon the completion of the sale, the net cash proceeds will be utilized in part to reduce the indebtedness incurred by the Company in connection with the separation and utilized to satisfy certain outstanding Cendant corporate indebtedness. The amount and timing of such reduction depends, in large part, on the timing of the completion of the sale of the travel distribution services business and on the ultimate amount of proceeds received by the Company realized in such a sale. See Note 13—Subsequent Events for further details.

Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy Corporation. On July 31, 2006, Cendant distributed all of the shares of the Company’s common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006.

The accompanying Combined Condensed Financial Statements include the accounts and transactions of Realogy, the entities in which Realogy directly or indirectly has a controlling financial interest and various entities in which Realogy has investments recorded under the equity method of accounting. The accompanying Combined Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Combined Condensed Financial Statements.

The Company’s combined results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from Cendant.

Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated by Cendant to the Company based on forecasted revenues or usage. Management believes such allocations are reasonable. However, the associated expenses recorded by the Company in the accompanying Combined Condensed Statements of Income may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented. Following the separation and distribution from Cendant, the Company will perform these functions using internal resources or purchased services, certain of which may be provided by Cendant during a transitional period pursuant to the Transition Services Agreement. Refer to Note 10—Related Party Transactions for a detailed description of the Company’s transactions with Cendant and its affiliates.

In presenting the Combined Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Combined Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2005 Combined Financial Statements included in the Information Statement filed on Form 8-K on July 19, 2006.

Unaudited Pro Forma Balance Sheet for Cendant Dividend

In connection with the Separation from Cendant, the Company entered into a $1,325 million interim term facility, a $1,050 million revolving credit facility and a $600 million term loan facility. Shortly before the Company’s Separation from Cendant, the Company utilized the full capacity under these facilities with the exception of $750 million, which remains available under the revolving credit facility for general corporate purposes. The proceeds of $2,225 million received in connection with these borrowings were transferred to Cendant subsequent to June 30, 2006. The accompanying unaudited pro forma balance sheet as of June 30, 2006 gives effect to the $2,225 million dividend to be paid to Cendant.

Business Description

The Company operates in the following business segments:

—	Real Estate Franchise Services—franchises the Century 21, Coldwell Banker, ERA, Sotheby’s International Realty and Coldwell Banker Commercial brand names.

—	Company Owned Real Estate Brokerage Services—operates a full-service real estate brokerage business principally under the Coldwell Banker, ERA, Corcoran Group and Sotheby’s International Realty brand names.

—	Relocation Services—primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

—	Title and Settlement Services—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.

Changes in Accounting Policies during 2006

Stock-Based Compensation. On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the prospective transition method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, Cendant has recorded stock-based compensation expense for all employee stock awards that were granted or modified subsequent to December 31, 2002. At the time of Separation, Cendant anticipates converting a portion of its outstanding equity awards into equity awards of the Company (see Note 13—Subsequent Events).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective application method. Compensation cost for stock based awards is recorded based on its fair value on the date of grant and is included in the statement of income ratably over the vesting period. The Company expects to issue new shares to satisfy share option exercises. Because the Company was allocated stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123(R), the adoption of such standard did not have a material impact on the Company’s results of operations.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on January 1, 2007 as required and is currently evaluating the impact of such adoption on its financial statements.

2.	Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$163	$218	$216	$292
Foreign currency translation adjustments	(2)	(2)	(1)	(3)

Total comprehensive income	$161	$216	$215	$289

The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

3.	Pro Forma Earnings Per Share

The computation of pro forma basic earnings per share (“EPS”) is based on the Company’s net income divided by the pro forma basic weighted average number of common shares. On July 31, 2006, the Separation from Cendant Corporation was completed in a tax-free distribution to the Company’s stockholders of one share of Realogy Corporation common stock for every four shares of Cendant Corporation common stock held on July 21, 2006. As a result on July 31, 2006, the Company had 250,452,641 shares of common stock outstanding and this share amount is being utilized to calculate pro forma earnings per share for all periods presented.

The following table sets forth the computation of pro forma basic EPS utilizing the net income for the period and the Company’s basic shares outstanding as a result of the Separation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$163	$218	$216	$292
Pro forma shares outstanding	250.5	250.5	250.5	250.5
Pro forma earnings per share	$0.65	$0.87	$0.86	$1.17

No diluted earnings per share is presented in the table above as the conversion of the existing Cendant awards into Realogy awards occurred after June 30, 2006 and no common stock of Realogy was traded prior to June 30, 2006. However, based upon the opening share price of $25.14 on August 1, 2006, the pro forma dilutive effect of these awards at June 30, 2006 is estimated to be approximately 3 million shares.

The Company issued approximately 30 million of stock options and approximately 3 million of Restricted Stock Units (“RSUs”) upon completion of the conversion of existing Cendant equity awards into Realogy equity awards subsequent to June 30, 2006. See Note 13—Subsequent Events for further details.

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $78 million to the key employees and senior officers of Realogy in the form of RSUs and Stock Appreciation Rights (“SARs”). Certain executive officers of Realogy will receive a portion of their awards in the form of performance-based RSUs and SARs, the terms of which were approved by Realogy’s Compensation Committee on July 26, 2006. These awards will be converted into equity awards relating to Realogy’s common stock on the day of Separation from Cendant (see Note 13—Subsequent Events for further information).

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Combined Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Combined Condensed Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s Combined Condensed

Balance Sheets as adjustments to the purchase price or on the Company’s Combined Condensed Statements of Income as expenses, as appropriate.

In connection with the Company’s acquisition of real estate brokerage operations, the Company obtains contractual pendings and listings intangible assets, which represent the estimated fair values of homesale transactions that are pending closing or homes listed for sale by the acquired brokerage operations. Pendings and listings intangible assets are amortized over the estimated closing period of the underlying contracts and homes listed for sale, which is generally four to five months.

During the six months ended June 30, 2006 and 2005, the Company made earnout payments of $17 million and $15 million, respectively, in connection with previously acquired businesses.

2006 Acquisitions

Texas American Title Company. On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas in a single transaction for $33 million in cash, net of cash acquired of $60 million, plus a $10 million (subject to a potential downward adjustment) note payable due within two years of the closing date, and $6 million of assumed liabilities of the seller. These entities provide title and closing services, including title searches, title insurance, home sale escrow and other closing services. At March 31, 2006, this acquisition resulted in a preliminary goodwill balance of $44 million based upon a preliminary allocation of the purchase price. At June 30, 2006, the preliminary allocation of the purchase price was revised and as a result the goodwill balance decreased from $44 million to $30 million with an offsetting increase of $29 million to intangible assets and the establishment of $15 million of a deferred income tax liability related to the intangible assets. Such goodwill was assigned to the Company’s Title and Settlement Services segment and is not expected to be deductible for tax purposes. This acquisition resulted in $39 million of intangible assets. This acquisition expands the Company’s agency business into Texas and adds a wholly-owned underwriter of title insurance to the title and settlement services portfolio.

During six months ended June 30, 2006, the Company acquired 11 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for $71 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $69 million that was assigned to the Company Owned Real Estate Brokerage Services segment, all of which is expected to be deductible for tax purposes. These acquisitions also resulted in $4 million of pendings and listings intangible assets. The acquisition of real estate brokerages by NRT is a core part of its growth strategy.

In addition, the Company acquired one other individually non-significant title agency business during first quarter 2006 for an aggregate consideration of $2 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $2 million, which is expected to be deductible for tax purposes. The goodwill was assigned to the Company’s Title and Settlement Services segment.

None of the acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate. The Company continues to gather information concerning the valuation of identified intangible assets and their associated lives in connection with the acquisitions.
2005 Acquisitions

During the first six months of 2005, the Company acquired 13 real estate brokerage operations through NRT for approximately $60 million in cash, which resulted in goodwill of $51 million that was assigned to the Company’s Owned Real Estate Brokerage Services segment.

In addition, the Company acquired four other individually non-significant businesses during the first six months of 2005 for a consideration of approximately $1 million in cash, which based on the preliminary allocation of the purchase price resulted in goodwill of $2 million that was assigned to the Company’s Title and Settlement Services segment.

Acquisition and Integration Related Costs

Amortization of Pendings and Listings. During the three and six months ended June 30, 2006, the Company amortized $3 million and $9 million, respectively, of its contractual pendings and listings intangible assets, the majority of which were acquired in connection with the acquisitions of real estate brokerages by NRT. During the three and six months ended June 30, 2005, the Company amortized $3 million and $6 million, respectively, of its contractual pendings and listings intangible assets.

Other. During the three and six months ended June 30, 2006, the Company incurred other acquisition and integration related costs of $1 million and $2 million, respectively, as compared to $1 million and $2 million, for the three and six months ended June 30, 2005, respectively. The amounts principally reflect the integration of real estate brokerages acquired by NRT.

5.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Franchise agreements (a)	$511	$173	$338	$511	$165	$346
License agreement (b)	47	3	44	47	3	44
Pendings and listings (c)	3	2	1	18	13	5
Customer relationship (d)	12	1	11	–	–	–
Other (e)	20	6	14	10	4	6

	$593	$185	$408	$586	$185	$401

Unamortized Intangible Assets
Goodwill	$3,277			$3,156

Trademarks (f)	$14			$6
Title insurance underwriter license (g)	2			–
Title plant shares (h)	10			–

	$26			$6

(a)	Generally amortized over a period of 35 to 40 years.
(b)	Amortized over 50 years (the contractual term of the license agreement).
(c)	Generally amortized over 4 to 5 months (the closing period of the underlying contracts).
(d)	Relates to the customer list obtained from Texas American Title Company acquired in January 2006, which is amortized over a period of 10 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Relates to the Coldwell Banker tradename and the Texas American Title tradename in Texas, which are expected to generate future cash flows for an indefinite period of time.
(g)	Relates to the Texas American Title Company underwriter license, which is a perpetual license expected to generate future cash flows for an indefinite period of time.
(h)	Relates to the Texas American Title Company title plant shares, which are required to be owned to transact underwriting business in Texas and are expected to generate future cash flows for an indefinite period of time.

The changes in the carrying amount of goodwill are as follows:

		Goodwill		Adjustments		Adjustments
	Balance at	Acquired		to Goodwill		to Goodwill		Balance at
	January 1,	during		Acquired		Acquired		June 30,
	2006	2006		during 2005		prior to 2005		2006

Real Estate Franchise Services	$685	$–		$–		$–		$685
Company Owned Real Estate Brokerage Services	2,400	69	(a)	13	(c)	6	(d)	2,488
Relocation Services	50	–		–		1	(e)	51
Title and Settlement Services	21	32	(b)	–		–		53

Total Company	$3,156	$101		$13		$7		$3,277

        (a)    Relates to the acquisitions of real estate brokerages by NRT (January 2006 and forward. See Note 4—Acquisitions).
        (b)    Relates to the acquisitions of title and settlement businesses (January 2006 and forward. See Note 4—Acquisitions).
        (c)    Relates to the acquisitions of real estate brokerages by NRT (January 2005 through December 2005), including earnouts.
        (d)    Relates to earnouts for the acquisitions of real estate brokerages by NRT prior to 2005.
        (e)    Relates to changes in currency exchange rates.

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Franchise agreements	$4	$5	$8	$9
License agreements	–	–	–	–
Pendings and listings	3	3	9	6
Customer relationships	1	–	1	–
Other	1	–	2	1

Total (*)	$9	$8	$20	$16

(*)	Included as a component of depreciation and amortization on the Company’s Combined Condensed Statements of Income.

Based on the Company’s amortizable intangible assets as of June 30, 2006, the Company expects related amortization expense for the remainder of 2006 and the five succeeding fiscal years to approximate $13 million, $21 million, $18 million, $18 million, $17 million and $16 million, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	June 30,	December 31,
	2006	2005

Accrued payroll and related	$71	$130
Accrued volume incentives	44	84
Deferred income	87	72
Other	188	206

	$390	$492

7.	Long and Short Term Debt

Secured Obligations

Secured obligations consisted of:

	June 30,	December 31,
	2006	2005

Apple Ridge Funding LLC (1)	$550	$513
Kenosia Funding LLC	107	109
U.K. Relocation Receivables Funding Limited	100	135

	$757	$757

(1)	Formerly Cendant Mobility Client-Backed Relocation Receivables Funding LLC

Certain of the funds the Company receives from the collection or realization of relocation receivables, relocation properties held for sale and related assets must be utilized to repay secured obligations. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s secured obligations are classified as current on the accompanying Combined Condensed Balance Sheets as of June 30, 2006 and December 31, 2005.

The Company’s secured obligations contain restrictive covenants, including performance triggers linked to the quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control and a requirement that the Company generate at least $750 million of income before depreciation and amortization, interest expense (income), income taxes and minority interest, determined quarterly for the preceding twelve months period. At June 30, 2006, the Company was in compliance with all financial covenants of its secured obligations.

Interest incurred in connection with borrowings under these facilities amounted to $10 million and $4 million during the three months ended June 30, 2006 and 2005, respectively, and $19 million and $9 million during the six months ended June 30, 2006 and 2005, respectively, and is recorded within net revenues on the accompanying Combined Condensed Statements of Income as related borrowings are utilized to fund advances within the Company’s relocation business where interest is earned on such advances.

Revolving Credit and Loan Facilities

On May 26, 2006, the Company entered into a $1,650 million credit facility, which consists of a $1,050 million five-year revolving credit facility and a $600 million five-year term loan facility, and a $1,325 million interim loan facility which is due in May 2007. The $1,050 million five-year revolving credit facility bears interest at LIBOR plus 35 basis points for borrowings below $525 million, excluding outstanding letters of credit and LIBOR plus 45 basis points for all borrowings equal to or greater than $525 million, excluding outstanding letters of credit. The revolving credit facility also has an annual facility fee equal to 10 basis points on the $1,050 million facility, whether used or unused. The $600 million five-year term facility and the $1,325 million interim loan facility each bear interest at LIBOR plus 55 basis points. No amounts have been drawn against these facilities as of June 30, 2006. The facilities have certain affirmative covenants including the maintenance of specific financial ratios. See Note 13—Subsequent Events for further details.

Available Capacity

As of June 30, 2006, available capacity under the Company’s borrowing arrangements was as follows:

	Expiration	Total	Outstanding	Available
	Date	Capacity	Borrowings	Capacity

Apple Ridge Funding LLC (1)	May 2007	$550	$550	$–
Kenosia Funding LLC (1)	May 2007	125	107	18
U.K. Relocation Receivables Funding Limited (1)	September 2008	185	100	85
Short-Term Borrowing Facilities	Various	565	–	565
Revolving credit facility	May 2011	1,050	–	1,050
Term loan	May 2011	600	–	600
Interim loan facility	May 2007	1,325	–	1,325

		$4,400	$757	$3,643	(2)

(1)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations.
(2)	See Note 13—Subsequent Events for additional borrowings.

8.	Separation and Restructuring Costs

Separation Costs

The Company incurred separation costs of $6 million and $7 million for the three and six months ended June 30, 2006. These costs are being incurred in connection with the Separation from Cendant and primarily relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The Company expects to record additional charges which are currently estimated to be in the range of $85 million to $120 million, a majority of which are expected to be non-cash. Included within such range is an estimate of approximately $40 million related to the acceleration of certain Cendant equity awards and an estimate of $45 to $80 million (i) related to the increase in the fair value for the conversion of the Cendant stock-based compensation awards into Realogy awards, (ii) legal, accounting and other advisory fees and (iii) certain employee costs related to the Separation.

2006 Restructuring Program

During the second quarter of 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing process and facilities. The Company expects to record a total charge of approximately $28 million, a majority of which is expected to be cash, most of which the Company expects to pay in 2006. The Company recorded restructuring charges of $12 million in the three and six months ended June 30, 2006, and estimates that throughout the remainder of 2006, it will incur additional charges of $16 million. These charges represent facility consolidation and employee separation costs.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility
	Related	Related	Total

Restructuring expense	$6	$6	$12
Cash payments and other reductions	(3)	(2)	(5)

Balance at June 30, 2006	$3	$4	$7

Total restructuring charges are expected to be recorded as follows:

				Cash
	Costs			Payments/	Liability as
	Expected to	Opening	Expense	Other	of June 30,
	Be Incurred	Balance	Recognized	Reductions	2006

Real Estate Franchise Services	$1	$–	$–	$–	$–
Company Owned Real Estate Brokerage Services	23	–	9	(3)	6
Relocation Services	2	–	2	(1)	1
Title and Settlement Services	2	–	1	(1)	–

	$28	$–	$12	$(5)	$7

2005 Restructuring Program

During the three and six months ended June 30, 2005, the Company recorded $1 million and $5 million, respectively, of restructuring charges as a result of restructuring activities undertaken following the PHH spin-off. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The most significant area of cost reduction was the consolidation of processes and offices in the Company’s brokerage business.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$2	$2	$1	$5
Cash payments and other reductions	(1)	–	(1)	(2)

Balance at June 30, 2005	$1	$2	$–	$3

Total restructuring charges were recorded as follows:

			Cash
			Payments/	Liability as
	Opening	Expense	Other	of June 30,
	Balance	Recognized	Reductions	2005

Real Estate Franchise Services	$–	$–	$–	$–
Company Owned Real Estate Brokerage Services	–	4	(2)	2
Relocation Services	–	–	–	–
Title and Settlement Services	–	1	–	1

	$–	$5	$(2)	$3

9.	Stock-Based Compensation

As of June 30, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards will be converted into equity awards of the Company. The conversion will approximate one share of the Company’s common stock for every four shares of Cendant’s common stock. See Note 13—Subsequent Events for further information.
Cendant Stock-Based Compensation Plans

Stock Options

Stock options granted by Cendant to its employees generally have a ten-year term, and those granted prior to 2004 vest ratably over periods ranging from two to five years. In 2004, Cendant adopted performance and time vesting criteria for stock option grants. The predetermined performance criteria determine the number of options that will ultimately vest and are based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of options that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four-year period, but cannot exceed 25% of the base award in each of the three years following the grant date. Cendant’s policy is to grant options with exercise prices at then-current fair market value.

Restricted Stock Units

RSUs granted by Cendant entitle the employee to receive one share of Cendant common stock upon vesting. RSUs granted in 2003 vest ratably over a four-year term. Subsequently, Cendant adopted performance and time vesting criteria for RSU grants. The predetermined performance criteria determine the number of RSUs that will ultimately vest and are based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of RSUs that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four-year period, but cannot exceed 25% of the base award in each of the three years following the grant date.

The activity related to Cendant’s RSU and stock option plans consisted of:

	Six Months Ended June 30, 2006

	RSUs		Options

				Weighted
		Weighted		Average
	Number of	Average	Number of	Exercise
	RSUs (c)	Grant Price	Options (d)	Price

Balance at January 1, 2006	23	$20.65	129	$18.09
Vested/exercised (a)	(1)	13.90	(4)	10.44
Canceled	(1)	20.60	(5)	20.65

Balance at June 30, 2006 (b)	21 (e)	$20.95	120 (f)	$18.21

(a)	Stock options exercised during the six months ended June 30, 2006 had an intrinsic value of approximately $22 million.

(b)	As of June 30, 2006, Cendant’s outstanding “in the money” stock options and RSUs had aggregate intrinsic value of $208 million and $339 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $428 million as of June 30, 2006.
(c)	As a result of Cendant’s separation, approximately 11 million of the RSUs outstanding at June 30, 2006 are expected to convert into shares of Realogy, Wyndham and Cendant based upon the pro rata market value of each new company. An additional 10 million RSUs are expected to be cancelled in connection with the separation.
(d)	Options outstanding as of June 30, 2006 have a weighted average remaining contractual life of 2.9 years and include 118 million exercisable options, with a weighted average remaining contractual life of 2.9 years. See Note 13—Subsequent Events for further information.
(e)	As of June 30, 2006, approximately five million of the total RSUs outstanding in Cendant common stock related to RSUs granted to employees of the Company.

(f)	As of June 30, 2006, approximately 17 million of the total options outstanding in Cendant common stock related to options granted to employees of the Company.

Stock-Based Compensation Allocated to the Company

During the three and six months ended June 30, 2006 Cendant allocated pre-tax stock-based compensation expense of $4 million and $9 million ($2 million and $5 million after tax), respectively, to the Company compared to $4 million and $7 million ($2 million and $4 million after tax) for the three and six months ended June 30, 2005. Such compensation expense relates only to the options and RSUs that were granted by Cendant to the Company’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the award. As Cendant measured its stock-based compensation expense using the intrinsic value method during the periods prior to January 1, 2003, Cendant did not recognize compensation expense upon the issuance of equity awards to its employees.

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $78 million to the key employees and senior officers of Realogy in the form of RSUs and Stock Appreciation Rights (“SARs”). Certain executive officers of Realogy will receive a portion of their awards in the form of performance-based RSUs and SARs, the terms of which were approved by Realogy’s Corporation Committee on July 26, 2006. These awards will be converted into equity awards relating to Realogy’s common stock on the day of Separation from Cendant (see Note 13—Subsequent Events for further information).

10.	Related Party Transactions

Distribution of Capital to Cendant

The Company’s relocation business was a subsidiary of PHH Corporation (“PHH”) through January 31, 2005, the date Cendant completed its spin-off of PHH. In connection with the spin-off, the Company eliminated all intercompany receivables due from PHH through a distribution of capital. Accordingly, at January 31, 2005, the Company recorded a non-cash reduction of $609 million to invested equity on its Combined Condensed Balance Sheet.

Due to Cendant, Net

The following table summarizes related party transactions that occurred between the Company and Cendant:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Due to Cendant, balance at beginning of period	$801	$1,135	$440	$386

Corporate related functions	24	27	48	53
Related party agreements	–	–	(1)	(1)
Income taxes, net	66	131	94	276
Net interest earned on amounts due from/(to) Cendant	(5)	(2)	(9)	(1)
Advances from/(to) Cendant and affiliates, net	(228)	(480)	86	98

	(143)	(324)	218	425

Due to Cendant, balance at end of period	$658	$811	$658	$811

The average balances due to Cendant for the six months ended June 30, 2006 and 2005 were $549 million and $599 million, respectively.

Corporate Related Functions

The Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on either a percentage of the Company’s forecasted revenues or, in the case of the Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate overhead expense allocations include executive management, tax, accounting, legal and treasury services, certain employee benefits, and real estate usage for common space. During the three months ended June 30, 2006 and 2005 the Company was allocated $11 and $10 million, respectively, of general corporate expenses from Cendant. During the six months ended June 30, 2006 and 2005 the Company was allocated $21 and $19 million, respectively, of general corporate expenses from Cendant. These amounts are included within the general and administrative expenses line item on the accompanying Combined Condensed Statements of Income.

Cendant also incurs certain expenses on behalf of the Company. These expenses, which directly benefit the Company, are allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations include costs associated with insurance, information technology, revenue franchise audit, telecommunications, and real estate usage for Company-specific space. During the three months ended June 30, 2006 and 2005 the Company was allocated $13 million and $17 million, respectively, of expenses directly benefiting the Company. During the six months ended June 30, 2006 and 2005 the Company was allocated $27 million and $34 million, respectively, of expenses directly benefiting the Company. These amounts are included within the general and administrative expenses line item on the accompanying Combined Condensed Statements of Income.

The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for the Company to estimate for all historical periods presented, the actual level of expenses that would have been incurred had the Company been operating as an independent company.

Related Party Agreements

The Company conducts the following business activities with Cendant and its other subsidiaries: (i) provides employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (ii) provides commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iii) provides brokerage and settlement services products and services; (iv) utilizes corporate travel management services of Cendant’s travel distribution services business; and (v) designates Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. In connection with these activities, the Company recorded no net revenues during the three months ended June 30, 2006 and 2005, respectively, and $1 million and $1 million during the six months ended June 30, 2006 and 2005, respectively, which approximates the fair value of the services provided by or to the Company. See Note 13—Subsequent Events for further details.

Income Taxes, net

The Company is included in the consolidated federal and state income tax returns of Cendant through the date of Separation. The net income tax payable to Cendant approximated $2.3 billion and $2.2 billion as of June 30, 2006 and December 31, 2005, respectively and is recorded as a component of the due to Cendant, net line item on the accompanying Combined Condensed Balance Sheets.

Net Interest Earned on Amounts Due from and to Cendant and Advances to Cendant, net

Also in the ordinary course of business, Cendant sweeps cash from the Company’s bank accounts and the Company maintains certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant as of June 30, 2006 and December 31, 2005 totaling approximately $1.6 billion and $1.7 billion, respectively. Certain of the advances between the Company and Cendant are interest bearing. In connection with the interest bearing activity, the Company recorded net interest income for the three months ended June 30, 2006 and 2005 of $5 million and $2 million, respectively and $9 million and $2 million for the six months ended June 30, 2006 and 2005, respectively.

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture, which has a 50-year term and is subject to earlier termination upon the occurrence of certain events or at the Company’s election at any time after January 31, 2012 by providing two years’ notice to PHH. During the six months ended June 30, 2006 the Company invested an additional $3 million in PHH Home Loans. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. The Company also entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. Under such agreement, the Company must (i) recommend PHH Home Loans as the exclusive provider of mortgage loans to independent sales associates, employees and customers of the Company’s real estate brokerage and relocation businesses and (ii) sell mortgage origination businesses acquired by the Company’s real estate brokerage business to the PHH Home Loans pursuant to pre-specified pricing parameters. Additionally, the Company maintains a marketing agreement with PHH whereby PHH is the exclusive recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. This marketing agreement expires in 2030. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company. In connection with these agreements, the Company recorded net revenues, including equity earnings, of $2 million and $3 million during the three months ended June 30, 2006 and 2005, respectively, and $3 million and $6 million during the six months ended June 30, 2006 and 2005, respectively.

11.	Commitments and Contingencies

The Internal Revenue Service (“IRS”) is currently examining Cendant’s taxable years 1998 through 2002 of which the Company is included. Over the course of this audit, the Company and Cendant have responded to various requests for information, primarily focused on the 1999 statutory merger of Cendant’s former fleet business; the calculation of the stock basis in the 1999 sale of a Cendant subsidiary; and the deductibility of expenses associated with the shareholder class action litigation. To date, the Company and Cendant have not agreed to any IRS proposed adjustments related to these matters. Although the Company and Cendant believe there is appropriate support for the positions taken on the tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain tax positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company and Cendant believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company and Cendant’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company and Cendant believe the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. See Note 13—Subsequent Events for further details related to the assumption of certain tax contingencies at the time of Separation.

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21 name and goodwill based upon purported changes made to the Century 21 system after the Company acquired it in 1995;

(ii) contending that the Company’s written disclosures failed to adequately disclose certain fees charged to consumers; (iii) concerning so called violations of RESPA and California’s Unfair Competition Law with respect to whether a product and service provider by a joint venture to which the Company was a party constitutes a settlement service; (iv) concerning the Company’s methods of disclosure with respect to certain fees charged for services provided by third parties to title customers; (v) contending that the Company purportedly conspired with certain local real estate and mortgage related businesses and individuals in Mississippi who have been alleged to have exaggerated the appraised values on about 90 properties; (vi) contending that the Company violated its franchise obligations to a particular franchisee based upon NRT’s use of the Coldwell Banker trademark; (vii) contending that the Company may have failed to pay appropriate wages to certain categories of title employees; and (viii) contending that a group of independent contractor agents working in a particular NRT brokerage office are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision.

The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued for could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its combined financial position or liquidity.

12.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense, income taxes and minority interest, each of which is presented on the Company’s Combined Condensed Statements of Income. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Three Months Ended June 30,

	2006		2005

	Net		Net
	Revenues(a)	EBITDA	Revenues (a)	EBITDA

Real Estate Franchise Services	$254	$189	$280	$215
Company Owned Real Estate Brokerage Services	1,501	63	1,655	116
Relocation Services	130	34	134	40
Title and Settlement Services	113	15	87	19
Other (b)	(96)	(5)	(110)	–

Total Company	$1,902	$296	$2,046	$390

Less: Depreciation and amortization		34		31
Interest (income) expense, net		(5)		(2)

Income before income taxes and minority interest		$267		$361

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include $96 million and $106 million of intercompany royalties paid by the Company Owned Real Estate Brokerage Services segment during the quarters ended June 30, 2006 and 2005, respectively. Such amounts are eliminated through the Other line. Revenues for the Real Estate Franchise Services segment include $4 million of intercompany royalties paid by the Title and Settlement Services segment during the quarter ended June 30, 2005. Such amount is also eliminated through the Other line. Revenues for the Relocation Services segment include $17 million and $17 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the quarters ended June 30, 2006 and 2005, respectively. Such amounts are recorded as contra- revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	Six Months Ended June 30,

	2006		2005

	Net		Net
	Revenues (a)	EBITDA	Revenues (a)	EBITDA

Real Estate Franchise Services	$449	$320	$472	$352
Company Owned Real Estate Brokerage Services	2,603	26	2,768	108
Relocation Services	237	49	239	60
Title and Settlement Services	204	22	152	24
Other (b)	(169)	(4)	(186)	–

Total Company	$3,324	$413	$3,445	$544

Less: Depreciation and amortization		70		61
Interest (income) expense, net		(9)		(1)

Income before income taxes and minority interest		$352		$484

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include $169 million and $179 million of intercompany royalties paid by the Company Owned Real Estate Brokerage Services segment during the six months ended June 30, 2006 and 2005, respectively. Such amounts are eliminated through the Other line. Revenues for the Real Estate Franchise Services segment include $7 million of intercompany royalties paid by the Title and Settlement Services segment during the six months ended June 30, 2005. Such amount is also eliminated through the Other line. Revenues for the Relocation Services segment include $28 million and $28 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the six months ended June 30, 2006 and 2005, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

13.	Subsequent Events
Separation from Cendant

Debt Draw Down and Dividend to Cendant

On May 26, 2006, the Company entered into a $1,325 million interim loan facility, a $1,050 million revolving credit facility and a $600 million term loan facility. On July 27, 2006, the Company drew down fully on these facilities with the exception of $750 million, which remains available under the revolving credit facility for general corporate purposes. The proceeds received in connection with the $2,225 million of borrowings were immediately transferred to Cendant.

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant, Wyndham Worldwide and, if Travelport is not sold, Travelport. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we expect to assume and be responsible for 62.5% (or 50% if the sale of Travelport is not completed) of these Cendant liabilities. At Separation, the amount of liabilities expected to be assumed by the Company is approximately $939 million related to tax matters, litigation matters, other liabilities and guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company will also provide a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Wyndham Worldwide and Travelport. These arrangements, which are discussed in more detail below, will be valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods. Following is a discussion of the liabilities on which the Company will issue guarantees:

—	Contingent litigation liabilities We will assume 62.5% (or 50% if the sale of Travelport is not completed) of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. Our indemnification obligation will continue until the underlying lawsuits are resolved.

We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits.

—	Contingent tax liabilities We will be liable for 62.5% (or 50% if the sale of Travelport is not completed) of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated to us pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed.

—	Cendant contingent and other corporate liabilities We will assume 62.5% (or 50% if the sale of Travelport is not completed) of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party, in each case to the extent incurred on the earlier of (1) the separation of Travelport, or (2) December 31, 2006.

—	Guarantee related to deferred compensation arrangements In the event that Cendant and/or Wyndham Worldwide (and/or, if Travelport is not sold, Travelport) are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we will guarantee such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). In the event that Travelport is sold, our guarantee of Cendant’s obligations would include certain deferred compensation obligations under specified plans for certain current and former officers of Travelport. This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors.

Transition Services Agreement

Prior to our Separation from Cendant, we entered into a Transition Services Agreement with Cendant, Wyndham Worldwide and Travelport to provide for an orderly transition to being an independent company. Under the Transition Services Agreement, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the Transition Services Agreement may be provided by one of the separated companies following the date of such company’s separation from Cendant.

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $70 million to the key employees and senior officers of Realogy in the form of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”), which were converted into equity awards relating to Realogy’s common stock on the day of Separation from Cendant. The awards have a grant date of August 1, 2006 and vest ratably over a period of four years. The number of RSUs and SARs granted were 2.4 million and 0.8 million, respectively.

On July 26, 2006, Realogy also approved the grant of performance-based incentive awards of approximately $8 million to certain executive officers of Realogy in the form of RSUs and SARs, which were converted into equity awards relating to Realogy’s common stock on the day of Separation from Cendant. The awards have a grant date of August 1, 2006 and vest at the end of a three-year performance period, subject to the attainment of specific performance goals related to the growth of Realogy’s adjusted earnings per share over a period of three years. The number of RSUs and SARs granted were 0.2 million and 0.3 million, respectively.

Conversion of Cendant Equity Awards

Prior to the Separation, the Company’s employees were awarded stock-based compensation in the form of Cendant stock options and RSUs. Subsequent to the Separation, certain stock-based awards previously granted to the Company’s employees were converted into options and RSUs of the Company. The conversion of the stock-based compensation is expected to result in an increase in the fair value of the awards and, accordingly, a non cash charge will be recorded.

At Separation, the Company issued approximately 30 million stock options and approximately 3 million RSUs upon completion of the conversion of existing Cendant equity awards into Realogy equity awards.

Acceleration of Vesting of Cendant Equity Awards

In connection with the distributions of all of the shares of common stock of Realogy Corporation and Wyndham Worldwide Corporation to Cendant Corporation stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved a change to the date on which all Cendant equity awards (including Realogy awards granted as an adjustment to such Cendant equity awards) will become fully vested. Such equity awards vested on August 15, 2006 rather than August 30, 2006 (which was the previous date upon which such equity awards were to vest). As a result of the acceleration of the vesting of these awards, the Company recorded additional compensation expense of approximately $40 million in August 2006, which is a non cash charge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Combined Condensed Financial Statements and accompanying Notes thereto included in the Information Statement. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before income taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW
We are a global provider of real estate and relocation services and operate our business in the following four segments:

—	Real Estate Franchise Services—franchises the Century 21, Coldwell Banker, ERA, Sotheby’s International Realty and Coldwell Banker Commercial brand names.

—	Company Owned Real Estate Brokerage Services—operates a full-service real estate brokerage business principally under the Coldwell Banker, ERA, Corcoran Group and Sotheby’s International Realty brand names.

—	Relocation Services—primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

—	Title and Settlement Services—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.
On October 23, 2005, the Board of Directors of Cendant preliminarily approved a plan to separate Cendant into four independent, publicly traded companies— one for each of Cendant’s real estate services, travel distribution services, hospitality services (including timeshare resorts) and vehicle rental businesses. On April 24, 2006, Cendant announced that as an alternative to distributing shares of Travelport to Cendant stockholders, Cendant was also exploring the sale of Travelport. On June 30, 2006, Cendant entered into an agreement to sell Travelport to an affiliate of the Blackstone Group for $4,300 million in cash. Cendant expects the sale of Travelport to close in August 2006, subject to the satisfaction and/or waiver of certain conditions contained in the Travelport purchase agreement. On July 13, 2006, the Board of Directors of Cendant approved the distributions of all of the shares of common stock of Realogy and Wyndham Worldwide. Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy Corporation. On July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). We commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “H.”
Before our Separation from Cendant, we entered into a Separation and Distribution Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our Separation from Cendant. The Separation and Distribution Agreement, in particular, requires us to assume 62.5% (or 50% if the sale of Travelport is not completed in which case Travelport would assume 20%) of certain contingent and other corporate liabilities of Cendant or its subsidiaries which are not primarily related to our business or the businesses of Wyndham Worldwide, Travelport or Cendant’s Vehicle Rental business, and Wyndham Worldwide will assume 37.5% (or 30% if the sale of Travelport is not completed), of such contingent and other corporate liabilities. These contingent and other corporate liabilities of Cendant or its subsidiaries include liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, including (subject to certain exceptions), liabilities for taxes of Travelport for taxable periods through the date of the Travelport sale, (iii) certain litigation matters, (iv) generally any actions with respect to the separation plan and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with the separation. We will generally act as the managing party and will manage and assume control of most legal matters related to the contingent and other corporate liabilities of Cendant.
Specifically, we have been allocated a portion of certain of Cendant’s corporate assets and have assumed a portion of certain of Cendant’s corporate liabilities, which are not reflected on our Combined Condensed Balance Sheet at June 30, 2006. Upon Separation, we are expected to be allocated approximately $17 million of fixed assets, $13 million of other current assets and $939 million of liabilities related to tax matters, litigation matters, other liabilities and guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period.
The actual amount that we may be required to pay under these arrangements could vary depending upon the outcome of any unresolved matters, which may not be resolved for several years, and if any of the other parties responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability. Additionally, generally accepted accounting principles prohibit us and Cendant from recording amounts for any contingent assets that we may be entitled to receive upon favorable resolution of certain unresolved matters. The benefit resulting from such matters will not be recorded within Realogy’s financial statements until realization is assured beyond a reasonable doubt.
In connection with our Separation, we entered into a $1,325 million interim loan facility, a $1,050 million revolving credit facility and a $600 million term loan facility. Shortly before our Separation from Cendant, we utilized the full capacity under these facilities with the exception of $750 million, which remains available under the revolving credit facility for general corporate purposes. The proceeds received in connection with the $2,225 million of borrowings were transferred to Cendant for the purpose of permitting Cendant to repay a portion of Cendant’s corporate debt and to satisfy other costs as described above. We did not pay cash dividends to Cendant during the six months ended June 30, 2005.
The Separation and Distribution Agreement provides for an adjustment in the amount of indebtedness we will incur in connection with our separation in the event that the sum of the proceeds of the borrowings transferred by us, Wyndham Worldwide and Travelport to Cendant, together with the cash at Cendant then available to be utilized to repay its corporate debt, is less than or more than the amount necessary to enable Cendant to repay its outstanding corporate indebtedness and, with respect to the amount transferred by Travelport, to repay other corporate obligations and to fund the actual and estimated cash expenses borne by Cendant relating to the Separation (other than those primarily related to its Vehicle Rental business). We refer to these payments to be made by Cendant as the Separation Payments. For additional discussion of this arrangement, see “Certain Relationships and Related Party Transactions” of the Information Statement.
Following the completion of the sale of Travelport, Cendant will be obligated, pursuant to the Separation and Distribution Agreement, to contribute a significant portion of the cash proceeds from such sale to us and Wyndham Worldwide. Assuming Cendant receives $4,300 million in gross cash proceeds from such sale and contributes to us approximately $1,475 million from such sale, the approximately $2,225 million of initial indebtedness we incurred at the time of our Separation would be reduced to approximately $750 million. The actual amount of our remaining indebtedness may be more or less than the amount provided above depending on various adjustments, including, without limitation, the additional borrowings by Travelport of approximately $100 million more than previously assumed to be incurred by Travelport, purchase price adjustments based on the levels of cash, working capital and certain other expenses at Travelport at the time of its sale and the application of sale proceeds that have priority over contributions to us. Following any such reduction of our indebtedness, if our Board of Directors deems it appropriate, we may incur additional debt and use the proceeds from such additional debt for general corporate purposes, such as to repurchase shares of our common stock.
Because we now conduct our business as an independent, publicly traded company, our historical financial information for such historical periods does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the periods presented. Therefore, the historical financial information for such periods may not necessarily be indicative of what our results of operations, financial position or cash flows will be in the future and may not be comparable to periods ending after July 31, 2006.
Prior to the Separation and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $11 million and $10 million during the three months ended June 30, 2006 and 2005 and $21 million and $19 million during the six months ended June 30, 2006 and 2005, respectively. In connection with the Separation, we have entered into an agreement with Cendant, Wyndham Worldwide and Travelport relating to the provision of various transitional services.
Industry Trends
Our businesses compete primarily in the domestic residential real estate brokerage market. Residential real estate brokerage companies typically realize revenues as a commission that is based on a percentage of the price of each home sold. As a result, the real estate brokerage industry generally benefits from rising home prices and increased volume of homesales. We believe that long-term demand for housing and the growth of our industry is primarily driven by the economic health of the domestic economy, demographic expansion, interest rates and other locally based dynamics such as household income, employment rates and demand relative to supply.

In recent years, based on information published by NAR, existing homesales volumes have risen to their highest levels in history. FNMA and NAR are forecasting, as of July 2006, 7% and 9% decreases, respectively, in the number of existing homesales during 2006 compared to 2005. Our recent financial results confirm this trend as evidenced by continuing homesale unit volume declines in our real estate franchise services and company owned brokerage services businesses during 2006 compared to 2005. For the three months ended June 30, 2006, our real estate franchise services and company owned brokerage services experienced closed homesale side decreases of 16% and 13%, respectively, compared to the three months ended June 30, 2005. FNMA and NAR’s forecasts, as of July 2006, for 2007 of a 1% and 4% decrease, respectively, in existing homesales are further reflective of the notion that we are returning to more normal activity levels.
During the second quarter of 2006, the growth in the average price of homes sold slowed in comparison to 2005 and the first quarter of 2006. We expect this trend to continue throughout 2006 as industry-wide inventory levels increase and the balance between supply and demand returns to more normalized levels. We also expect to see continued weakness in the number of homesale transactions in 2006 due primarily to current economic uncertainties leading to buyers’ remaining cautious and sellers not yet adjusting their expectations with respect to current market conditions.
Despite the near term expected moderation in the number of existing home sales, we believe that the housing market will continue to benefit from expected positive long-term economic fundamentals including rises in gross domestic product (“GDP”), historically moderate interest rates as well as favorable demographic trends. According to Global Insight, GDP is expected to grow over the next five years. Although higher mortgage rates could impact the number of homes sold in any period, according to Global Insight, the average 30-year fixed mortgage rates are currently projected to be between 6.8% and 7.3% through 2015, compared to an average annual 30-year mortgage rate of 8.27% since 1985 according to Freddie Mac.
Key Drivers of Our Businesses
Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale brokerage commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction and iv) and gross commission per side which represents the commission we earn before expenses. The average homesale brokerage commission rate has been declining several basis points per year over the last several years, the effect of which has historically been more than offset by increases in homesale prices. We expect the trend in average brokerage commission rates will continue. In addition, in our Real Estate Franchise Services segment, we also use the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region.
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of transferees we serve and (ii) referrals, which represents the number of referrals from which we earned revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represents the number of title and closing units processed as a result of home purchases, (ii) refinance title and closing units, which represents the number of title and closing units processed as a result of homeowners refinancing their home loans, and (iii) average price per closing unit, which represents the average fee we earn on purchase title and refinancing title units.
Of these measures, closed homesale sides, average price and average broker commission rate are the most critical to our business and therefore have the greatest impact on our net income and segment “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (other than interest expense relating to secured obligations), income taxes and minority interest, each of which is presented on our Combined Condensed Statements of Income.

The following table presents our drivers for the three and six month periods ended June 30, 2006. See Results of Operations section for a discussion as to how the material drivers affected our business for the periods presented. The following reflects our actual results but is adjusted in the footnotes to reflect organic changes.

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006

			%			%
	2006	2005	Change	2006	2005	Change

Real Estate Franchise Services
Closed homesale sides (a)	439,914	521,471	(16)%	774,811	910,845	(15)%
Average homesale price	$233,457	$221,737	5%	$230,676	$216,041	7%
Average homesale broker commission rate	2.47%	2.52%	(5 bps)	2.47%	2.53%	(6 bps)
Net effective royalty rate	4.85%	4.65%	20 bps	4.82%	4.69%	13 bps
Royalty per side	$286	$269	6%	$282	$260	8%
Company Owned Real Estate Brokerage Services
Closed homesale sides (b)	117,799	135,173	(13)%	203,626	226,930	(10)%
Average homesale price	$492,809	$470,404	5%	$492,024	$467,482	5%
Average homesale broker commission rate	2.47%	2.50%	(3 bps)	2.47%	2.50%	(3 bps)
Gross commission income per side	$12,611	$12,123	4%	$12,631	$12,058	5%
Relocation Services
Initiations	42,832	36,772	16%	71,822	63,033	14%
Referrals	26,771	28,656	(7)%	45,476	47,285	(4)%
Title and Settlement Services
Purchase Title and Closing Units (c)	47,163	42,954	10%	82,944	72,277	15%
Refinance Title and Closing Units (c)	10,639	12,776	(17)%	21,005	24,690	(15)%
Average price per closing unit	$1,403	$1,394	1%	$1,394	$1,372	2%

(a)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment. In addition, the amounts presented for the three and six month periods ended June 30, 2005 include 9,134 and 17,023 sides, respectively, prior to acquisitions of third-party franchisees made by NRT during or subsequent to the first quarter 2005. Excluding these amounts, closed homesale sides would have decreased 14% and 13% for the three and six month periods ended June 30, 2006, respectively.

(b)	The amounts presented for the three and six month periods ended June 30, 2006 include 6,270 and 12,441 sides, respectively, as a result of certain larger acquisitions made by NRT during or subsequent to the first quarter 2005. Excluding these amounts, closed homesale sides would have decreased 17% and 16% for the three and six month periods ended June 30, 2006, respectively.

(c)	The amounts presented for the three and six month periods ended June 30, 2006 include 8,551 and 16,119 purchase units and 276 and 608 refinance units, respectively, as a result of the acquisition of Texas American Title Company, which was acquired on January 6, 2006. Excluding these amounts, purchase title and closing units would have decreased 10% and 8% for the three and six month periods ended June 30, 2006, respectively, and refinance title and closing units would have decreased 19% and 17% for the three and six month periods ended June 30, 2006, respectively.
RESULTS OF OPERATIONS
Discussed below are our combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.
EBITDA includes cost allocations from Cendant representing our portion of general corporate overhead. For the three months ended June 30, 2006 and 2005, the amounts allocated were $11 million and $10 million, respectively for such costs. For the six months ended June 30, 2006 and 2005, Cendant allocated $21 million and $19 million, respectively. Cendant allocates such costs to us based on a percentage of our forecasted revenues or, in the case of our Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate expense allocations include costs related to Cendant’s executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space. The allocations are not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005
Our combined results comprised the following:

	Three Months Ended June 30,

	2006	2005	Change

Net revenues	$1,902	$2,046	$(144)
Total expenses (1)	1,635	1,685	50

Income before income taxes and minority interest	267	361	(94)
Provision for income taxes	103	142	39
Minority interest, net of tax	1	1	–

Net income	$163	$218	$(55)

(1)	Total expenses for the three months ended June 30, 2006 include $4 million, $12 million and $6 million of stock compensation costs, restructuring costs and separation costs, respectively. Total expenses for the three months ended June 30, 2005 include $4 million and $1 million of stock compensation costs and restructuring costs, respectively.
Net revenues decreased $144 million (7%) for the second quarter 2006 compared with second quarter 2005 principally due to a decrease in organic revenues in our Company owned real estate brokerage services, reflecting decreases in transaction sides volume across the real estate industry and moderating growth in the average prices of homes sold, partially offset by a $112 million increase in revenues as a result of certain larger acquisitions consummated during or subsequent to the second quarter of 2005.
Total expenses decreased $50 million (3%) principally reflecting a reduction of $157 million of commission expenses paid to real estate agents offset by an increase in expenses of $99 million related to certain larger acquisitions by NRT Incorporated, our wholly-owned real estate brokerage firm, and the acquisition of title and underwriting companies in Texas by the Title and Settlement Services Segment as well as restructuring costs of $12 million and separation costs of $6 million.
Our effective tax rate remained at 39% for the second quarter of 2006 compared to the second quarter of 2005.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			EBITDA			Margin

			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Real Estate Franchise Services	$254	$280	(9)	$189	$215	(12)	74%	77%	(3)
Company Owned Real Estate Brokerage Services	1,501	1,655	(9)	63	116	(46)	4%	7%	(3)
Relocation Services	130	134	(3)	34	40	(15)	26%	30%	(4)
Title and Settlement Services	113	87	30	15	19	(21)	13%	22%	(9)

Total Reportable Segments	1,998	2,156	(7)	301	390	(23)	15%	18%	(3)

Corporate and Other (a)	(96)	(110)	*	(5)	–	*

Total Company (b)	$1,902	$2,046	(7)	$296	$390	(24)

Less: Depreciation and amortization				34	31
Interest income, net				(5)	(2)

Income before income taxes and Minority interest				$267	$361

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists primarily of (i) intercompany royalties of $96 million and $106 million paid by our Company-Owned Real Estate Brokerage Services segment during the three months ended June 30, 2006 and 2005, respectively, and (ii) intercompany royalties of $4 million paid by our Title and Settlement Services segment to our Real Estate Franchise Services segment during the three months ended June 30, 2005.
(b)	Includes restructuring and severance costs of $18 million and $1 million for the three months ended June 30, 2006 and 2005 which affected the period over period change in EBITDA by 4 percentage points.
As described in the aforementioned table, EBITDA margin for total reportable segments expressed as a percentage to revenues decreased three percentage points for the three months ended June 30, 2006 compared to the same period in 2005. On a segment basis, the Real Estate Franchise Services segment decreased three percentage points to 74% versus the rate of 77% in the comparable prior period. The three months ended June 30, 2006 reflected a decrease in the number of homesale transactions, decreased average commission rate and a slowdown in the growth rate of the average price of homes sold. The Company Owned Real Estate Brokerage Services segment decreased three percentage points to 4% from 7% in the comparable prior period. The three months ended June 30, 2006 reflected a reduction in commission income earned on homesale transactions and an increase in expenses due to inflation and to support the increased number of offices in which we operate. While the principal cost of the Company Owned Real Estate Brokerage Services business consists of agents’ shares of commissions that fluctuate with revenue, we have certain fixed costs associated with our store fronts that are fixed in the short term. EBITDA and EBITDA margins for the three months ended June 30, 2006 were negatively impacted by the existence of these fixed costs in a period in which we experienced a decline in year over year revenues. The Relocation Services segment decreased four percentage points to 26% from 30% in the comparable period primarily driven by restructuring charges, lower margins on our at-risk homesale business, and lower volume and average fees in our domestic relocation business. The Title and Settlement Services segment decreased nine percentage points to 13% from 22% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced organic resale and refinancing volume and an increase in infrastructure costs partially due to the PHH spin off.
Real Estate Franchise Services
Revenues and EBITDA decreased $26 million and $26 million, respectively, for the quarter ended June 30, 2006 compared with the same quarter in 2005.
The decrease in revenue is partially attributable to a $16 million decrease in third-party franchisees royalty revenue which was attributable to a 16% decrease in the number of homesale transactions from our third-party franchisees and a decrease in the average brokerage commission rate earned by our franchises from 2.52% in second quarter 2005 to 2.47% in second quarter 2006. These decreases were partially offset by a 5% increase in the average price of homes sold, which is reflective of the supply of, and the demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. During the second quarter of 2006, the growth in the average price of homes sold slowed in comparison to 2005 and first quarter 2006. We expect this trend to continue throughout 2006 as inventory levels and the balance between supply and demand returns to more normalized levels. We also expect to see continued weakness in the number of homesale transactions in 2006 due primarily to the disparity between home sellers’ expectations on price and home buyers’ access to greater inventory. Consistent with our growth strategy, we also earned $4 million of additional revenue in connection with the licensing of our brand names in certain countries or international regions.
In addition to royalties received from our third-party franchisees, NRT continues to pay royalties to our real estate franchise business. However, intercompany royalties, which approximated $96 million and $110 million during second quarter of 2006 and 2005, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for real estate franchise services. See Note 12, Segment Information of Notes to Combined Condensed Financial Statements.
The decrease in EBITDA was principally due to the reduction in revenues noted above as well as a $2 million increase in marketing expenses offset by a $3 million reduction in incentive based compensation as a result of the decrease in operating results in second quarter 2006 compared to second quarter 2005.
Company Owned Real Estate Brokerage Services
Revenues and EBITDA decreased $154 million and $53 million, respectively, for the quarter ended June 30, 2006 compared with the same quarter in 2005.
The decrease in revenues from our company owned real estate brokerage services business was partially offset by incremental revenues attributable to certain larger acquisitions made by NRT during or subsequent to second quarter 2005, which together contributed incremental revenues and EBITDA of $76 million and $6 million, respectively, to 2006 operating results (reflected within the EBITDA contribution is $5 million of intercompany royalties paid to the Real Estate Franchise segment which is eliminated in consolidation but does affect segment level EBITDA). Apart from these acquisitions, NRT’s revenues and EBITDA decreased $230 million and $59 million, respectively, in second quarter 2006 as compared with second quarter 2005. This decrease in same store revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 17% decline in the number of homesale transactions, partially offset by a 5% increase in the average price of homes sold. The 5% period-over-period increase in average home price is reflective of the supply of, and demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. During the second quarter of 2006, the average price of homes sold grew, but slowed in comparison to 2005 and first quarter 2006. We expect this trend to continue throughout 2006 as industry-wide inventory levels return to more normalized levels. We believe the 17% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. EBITDA also reflects a decrease of $157 million in commission expenses paid to real estate agents, an $11 million reduction in branch manager incentives and other bonuses and a $14 million decrease in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions. In addition, EBITDA further reflects $8 million more restructuring costs (primarily lease termination costs) incurred in the second quarter of 2006.
We expect to see continued weakness in the number of homesale transactions for the remainder of 2006 due primarily to current economic uncertainties leading to buyers’ remaining cautious and sellers not yet adjusting their expectations with respect to current market conditions.

Relocation Services
Revenues and EBITDA decreased $4 million and $6 million, respectively, for the quarter ended June 30, 2006 compared with the same quarter in 2005.
The decrease in revenues from our relocation services business was primarily driven by an $8 million decrease in domestic revenue due to lower volumes and average fees as well as lower relocation referral volume partially offset by $4 million of incremental management fees and commissions earned in our international services due to increased international transaction volume. The decrease in EBITDA is principally due to the revenue changes noted above, $2 million in higher volume related staffing costs for international services and $2 million of restructuring charges related to management personnel, partially offset by a $3 million reduction in incentive based compensation as a result of the decrease in operating results.
Title and Settlement Services
Revenues increased $26 million and EBITDA decreased $4 million for the quarter ended June 30, 2006 compared with the same quarter in 2005.
The increase in revenues from our title and settlement services business is primarily due to the acquisition of multiple title and underwriting companies in Texas in a single transaction in January 2006, which contributed $36 million of revenue and $4 million of EBITDA to our second quarter 2006 operating results. These entities provide title and closing services, including title searches, title insurance, homesale escrow and other closing services. Title and closing revenue and EBITDA, excluding the Texas acquisition, decreased $10 million and $8 million, respectively, principally from reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in the other businesses. The decrease in EBITDA is partially offset by the absence of $4 million of royalty payments made to our real estate franchise services group in the second quarter of 2006 compared to the same period in the prior year as the intercompany royalty agreement is no longer in place and an increase in infrastructure costs of $2 million partially due to the PHH spin off.
SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005
Our combined results comprised the following:

	Six Months Ended June 30,

	2006	2005	Change

Net revenues	$3,324	$3,445	$(121)
Total expenses (1)	2,972	2,961	(11)

Income before income taxes and minority interest	352	484	(132)
Provision for income taxes	135	190	55
Minority interest, net of tax	1	2	1

Net income	$216	$292	$(76)

(1)	Total expenses for the six months ended June 30, 2006 include $9 million, $12 million and $7 million of stock compensation costs, restructuring costs and separation costs, respectively. Total expenses for the six months ended June 30, 2005 include $7 million and $5 million of stock compensation costs and restructuring costs, respectively.
Net revenues decreased $121 million (4%) for the six months ended June 30, 2006 compared with the six months ended June 30, 2005 principally due to a decrease in organic revenues in our Company owned real estate brokerage services, reflecting decreases in transaction sides volume across the real estate industry and moderating growth in the average prices of homes sold partially offset by a $212 million increase in revenues as a result of certain larger acquisitions consummated during or subsequent to the second quarter of 2005.
Total expenses increased $11 million (less than 1%) principally reflecting a reduction of $215 million of commission expenses paid to real estate agents offset by an increase in expenses of $195 million related to certain larger acquisitions by NRT Incorporated, our wholly-owned real estate brokerage firm and the acquisition of title and underwriting companies in Texas by the Title and Settlement Services Segment as well as restructuring costs of $12 million and separation costs of $7 million.
Our effective tax rate decreased from 39% for the six months ended June 30, 2005 to 38% for the six months ended June 30, 2006.

Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA			Margin

			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Real Estate Franchise Services	$449	$472	(5)	$320	$352	(9)	71%	74%	(3)
Company Owned Real Estate Brokerage Services	2,603	2,768	(6)	26	108	(76)	1%	4%	(3)
Relocation Services	237	239	(1)	49	60	(18)	21%	25%	(4)
Title and Settlement Services	204	152	34	22	24	(8)	11%	16%	(5)

Total Reportable Segments	3,493	3,631	(4)	417	544	(23)	12%	15%	(3)

Corporate and Other (a)	(169)	(186)	*	(4)	–	*

Total Company (b)	$3,324	$3,445	(4)	$413	$544	(24)

Less: Depreciation and amortization				70	61
Interest income, net				(9)	(1)

Income before income taxes and Minority interest				$352	$484

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists primarily of (i) intercompany royalties of $169 million and $179 million paid by our Company-Owned Real Estate Brokerage Services segment during the six months ended June 30, 2006 and 2005, respectively, and (ii) intercompany royalties of $7 million paid by our Title and Settlement Services segment to our Real Estate Franchise Services segment during the six months ended June 30, 2005.
(b)	Includes restructuring and severance costs of $19 million and $5 million for the six months ended June 30, 2006 and 2005 which affected the period over period change in EBITDA by 3 percentage points.
As described in the aforementioned table, EBITDA margin for total reportable segments expressed as a percentage to revenues decreased three percentage points for the six months ended June 30, 2006 compared to the same period in 2005. On a segment basis, the Real Estate Franchise Services segment decreased three percentage points to 71% versus the rate of 74% in the comparable prior period. The six months ended June 30, 2006 reflected a decrease in the number of homesale transactions, decreased average commission rate and a slowdown in the growth rate of the average price of homes sold. The Company Owned Real Estate Brokerage Services segment decreased three percentage points to 1% from 4% in the comparable prior period. The six months ended June 30, 2006 reflected a reduction in commission income earned on homesale transactions and an increase in expenses due to inflation and to support the increased number of offices in which we operate. While the principal cost of the Company Owned Real Estate Brokerage Services business consists of agents’ shares of commissions that fluctuate with revenue, we have certain fixed costs associated with our store fronts that are fixed in the short term. EBITDA and EBITDA margins for the six months ended June 30, 2006 were negatively impacted by the existence of these fixed costs in a period in which we experienced a decline in year over year revenues. The Relocation Services segment decreased four percentage points to 21% from 25% in the comparable period primarily driven by investment in service principally in the first quarter of 2006 and other personnel-related cost increases, restructuring charges, lower margins on our at-risk homesale business, and lower average fees and lower volume in our domestic relocation business. The Title and Settlement Services segment decreased five percentage points to 11% from 16% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced organic resale and refinancing volume and an increase in infrastructure costs partially due to the PHH spin off.
Real Estate Franchise Services
Revenues and EBITDA decreased $23 million and $32 million, respectively, for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
The decrease in revenue is mainly attributable to a $21 million decrease in third-party franchisees royalty revenue which was attributable to a 15% decrease in the number of homesale transactions from our third-party franchisees and a decrease in the average brokerage commission rate earned by our franchises from 2.53% for the six months ended June 30, 2005 to 2.47% for the comparable period in 2006. These decreases were partially offset by a 7% increase in the average price of homes sold, which is reflective of the supply of, and the demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. During the six months ended June 30, 2006, the growth in the average price of homes sold slowed in comparison to 2005. We expect this trend to continue throughout 2006 as inventory levels and the balance between supply and demand returns to more normalized levels. We also expect to see continued weakness in the number of homesale transactions in 2006 due primarily to current economic uncertainties leading to buyers’ remaining cautious and sellers not yet adjusting their expectations with respect to current market conditions. Consistent with our growth strategy, we also earned $8 million of additional revenue in connection with the licensing of our brand names in certain countries or international regions.

In addition to royalties received from our third-party franchisees, NRT continues to pay royalties to our real estate franchise business. However, intercompany royalties, which approximated $169 million and $186 million during the six months ended June 30, 2006 and 2005, respectively, are eliminated in consolidation. See Note 12, Segment Information of Notes to Combined Condensed Financial Statements.
The decrease in EBITDA for the six months ended June 30, 2006 compared to the same period in 2005 is principally due to the net reduction in revenues noted above as well as a $2 million increase in litigation expense offset by a $6 million reduction in incentive based compensation as a result of the decrease in operating results.
Company Owned Real Estate Brokerage Services
Revenues and EBITDA decreased $165 million and $82 million, respectively, for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
The decrease in revenues from our company owned real estate brokerage services business was partially offset by incremental revenues attributable to certain larger acquisitions made by NRT during or subsequent to first quarter 2005, which together contributed incremental revenues and EBITDA of $147 million and $9 million, respectively, to 2006 operating results (reflected within the EBITDA contribution is $9 million of intercompany royalties paid to the Real Estate Franchise segment which is eliminated in consolidation but does affect segment level EBITDA). Apart from these acquisitions, NRT’s revenues and EBITDA decreased $312 million and $91 million, respectively, in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. This decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 16% decline in the number of homesale transactions, partially offset by a 6% increase in the average price of homes sold. The 6% period-over-period increase in average home price is reflective of the supply of, and demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. During the six months ended June 30, 2006, the average price of homes sold grew, but slowed in comparison to 2005. We expect this trend to continue throughout 2006 as industry-wide inventory levels return to more normalized levels. We believe the 16% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. EBITDA also reflects a decrease of $215 million in commission expenses paid to real estate agents, a $13 million reduction in branch manager incentives and other bonuses and a $19 million decrease in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions. In addition, EBITDA further reflects $5 million of net restructuring costs (primarily lease termination costs).
We expect to see continued weakness in the number of homesale transactions for the remainder of 2006 due primarily to current economic uncertainties leading to buyers’ remaining cautious and sellers not yet adjusting their expectations with respect to current market conditions.
Relocation Services
Revenues and EBITDA decreased $2 million and $11 million, respectively, for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
The decrease in revenues from our relocation services business was primarily driven by a $7 million decrease in domestic revenue due to lower average fees and volume as well as lower relocation referral volume and $2 million of incremental interest incurred in connection with secured borrowings offset by $8 million of incremental management fees and commissions earned in our international services due to increased international transaction volume. The decrease in EBITDA is principally due to the revenue changes noted above, $5 million in higher volume related staffing costs for international services, $5 million due to investment in service primarily in the first quarter of 2006 and other personnel-related cost increases, $2 million of restructuring costs related to management personnel, and $2 million of separation costs, partially offset by a $5 million reduction in incentive based compensation as a result of the decrease in operating results in the six months ended June 30, 2006.
Title and Settlement Services
Revenues increased $52 million and EBITDA decreased $2 million for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
The increase in revenues from our title and settlement services business is primarily due to the acquisition of multiple title and underwriting companies in Texas in a single transaction in January 2006, which contributed $65 million of revenue and $6 million of EBITDA to our six months ended June 30, 2006 operating results. These entities provide title and closing services, including title searches, title insurance, homesale escrow and other closing services. Title and closing revenue and EBITDA, excluding the Texas acquisition, decreased $13 million and $8 million, respectively, principally from reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in the other businesses. The decrease in EBITDA is partially offset by the absence of $7 million of royalty payments made to our real estate franchise services group in the second quarter of 2006 compared to the same period in the prior year and an increase in infrastructure costs of $3 million partially due to the PHH spin off.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005	Change

Total assets	$5,815	$5,439	$376
Total liabilities	2,033	1,872	161
Invested equity	3,782	3,567	215
For the six months ended June 30, 2006, total assets increased $376 million primarily due to (i) $148 million of additional intangible assets resulting from acquisition activity within our title and settlement services and brokerage businesses, (ii) $100 million of cash and cash equivalents principally due to acquired cash equivalents at our title and settlement services business and timing differences in the investing of excess cash balances and (iii) $85 million of relocation receivables due to an increase in our managed home asset base. Total liabilities increased $161 million principally due to increased intercompany payables with Cendant of $218 million to fund our operations and acquisitions that occurred during the six months ended June 30, 2006 partially offset by seasonal decreases in current liabilities of $66 million. Total invested equity increased $215 million driven by net income earned during the six months ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are supported by cash generated from operations with the exception of funding requirements of our relocation business where we issue secured obligations to finance relocation receivables and advances and relocation properties held for sale. In connection with our separation from Cendant, on July 27, 2006 we drew down $2,225 million under our new borrowing facilities. Our liquidity has been further augmented through available capacity under these new facilities and we believe that access to these facilities and our current liquidity vehicles will be sufficient to meet our ongoing needs.
CASH FLOWS
At June 30, 2006, we had $136 million of cash and cash equivalents, an increase of $100 million compared to the balance of $36 million at December 31, 2005. The following table summarizes our cash flows for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,

	2006	2005	Change

Cash provided by (used in):
Operating activities	$103	$22	$81
Investing activities	(192)	(137)	(55)
Financing activities	188	107	81
Effects of changes in exchange rates	1	(1)	2

Net change in cash and cash equivalents	$100	$(9)	$109

During the six months ended June 30, 2006, we received $81 million more cash from operations as compared to the same period in 2005. Such change is principally due to a change in deferred income taxes of $134 million and incremental cash inflows from relocation receivables of $57 million driven by the period over period decrease in our U.K. funded homes in inventory offset by relatively weaker operating results and timing differences in working capital balances of $28 million.
During the six months ended June 30, 2006 versus the same period in 2005, we used $55 million more cash for investing activities. Such change is mainly due to increased cash outflows at our brokerage and title and settlement services businesses of $46 million due to increased acquisition activity.
During the six months ended June 30, 2006 versus the same period in 2005, we received $81 million more cash from financing activities. This is principally due to the increase in net funding from Cendant of $399 million, partially offset by the absence of incremental secured borrowings in the current period at our relocation services business. There were no dividends paid to Cendant during the six months ended June 30, 2006 or 2005.
In connection with our Separation from Cendant, we expect to incur substantial costs, which are not reflected in our historical cash flow activity, to operate as a separate public company. Additionally, upon distribution of our common stock to Cendant stockholders, we expect to assume and be responsible for 50% (or 62.5% in the event of a sale of Travelport)

of certain Cendant corporate liabilities, including those relating to unresolved tax and legal matters. As such, we may be required to make material cash payments to Cendant in the future. However, the actual amount that we may be required to record and pay under these arrangements could vary depending upon the outcome of any unresolved matters, which may not be resolved for several years, and if any of the other parties responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability. Additionally, we may be entitled to receive cash from Cendant in the future upon the positive resolution of certain unresolved Cendant matters.
SEPARATION COSTS
The Company incurred separation costs of $6 million and $7 million for the three and six months ended June 30, 2006. These costs are being incurred in connection with the Separation from Cendant and primarily relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The Company expects to record additional charges which are currently estimated to be in the range of $85 million to $120 million, a majority of which are expected to be non-cash. Included within such range is an estimate of approximately $40 million related to the acceleration of certain Cendant equity awards and an estimate of $45 to $80 million (i) related to the increase in the fair value for the conversion of the Cendant stock-based compensation awards into Realogy awards, (ii) legal, accounting and other advisory fees and (iii) certain employee costs related to the separation.
RESTRUCTURING PROGRAMS
2006 Restructuring Program
During the second quarter of 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing process and facilities. The Company expects to record a total charge of approximately $28 million, a majority of which is expected to be cash, most of which the Company expects to pay in 2006. The Company recorded restructuring charges of $12 million in the three months ended June 30, 2006, and estimates that throughout the remainder of 2006, it will incur additional charges of $16 million. These charges represent facility consolidation and employee separation costs.
The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility
	Related	Related	Total

Restructuring expense	$6	$6	$12
Cash payments and other reductions	(3)	(2)	(5)

Balance at June 30, 2006	$3	$4	$7

Total restructuring charges are expected to be recorded as follows:

				Cash
	Costs			Payments/	Liability as
	Expected to	Opening	Expense	Other	of June 30,
	Be Incurred	Balance	Recognized	Reductions	2006

Real Estate Franchise Services	$1	$–	$–	$–	$–
Company Owned Real Estate Brokerage Services	23	–	9	(3)	6
Relocation Services	2	–	2	(1)	1
Title and Settlement Services	2	–	1	(1)	–

	$28	$—	$12	$(5)	$7

2005 Restructuring Program
During the three and six months ended June 30, 2005, the Company recorded $1 million and $5 million, respectively, of restructuring charges as a result of restructuring activities undertaken following the PHH spin-off. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The most significant area of cost reduction was the consolidation of processes and offices in the Company’s brokerage business.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$2	$2	$1	$5
Cash payments and other reductions	(1)	–	(1)	(2)

Balance at June 30, 2005	$1	$2	$–	$3

Total restructuring charges were recorded as follows:

			Cash
			Payments/	Liability as
	Opening	Expense	Other	of June 30,
	Balance	Recognized	Reductions	2005

Real Estate Franchise Services	$–	$–	$–	$–
Company Owned Real Estate Brokerage Services	–	4	(2)	2
Relocation Services	–	–	–	–
Title and Settlement Services	–	1	–	1

	$–	$5	$(2)	$3

FINANCIAL OBLIGATIONS
Indebtedness Pre-Separation
Our indebtedness, all of which consists of secured obligations that are secured by collateralized assets, consisted of:

	June 30,	December 31,
	2006	2005	Change

Apple Ridge Funding LLC (1)	$550	$513	$37
Kenosia Funding LLC	107	109	(2)
U.K. Relocation Receivables Funding Limited	100	135	(35)

Secured obligations	$757	$757	$–

(1)	Formerly Cendant Mobility Client-Backed Relocation Receivables Funding, LLC
The indebtedness pre-separation does not include borrowings of $2,225 million which were drawn down on July 27, 2006. Such proceeds related to these borrowings were transferred to Cendant on July 27, 2006 in connection with our Separation.
Pro Forma Indebtedness Post Separation
The following table reflects our indebtedness after giving affect to borrowings entered into in connection with the Separation from Cendant (“New Facilities”):

	June 30,
	2006	Borrowings	Pro Forma

Secured obligations	$757	$–	$757
Unsecured debt
Revolving credit facility	–	300	300
Term loan	–	600	600
Interim loan facility	–	1,325	1,325

	$757	$2,225	$2,982

Following the completion of the sale of Travelport, Cendant will be obligated, pursuant to the Separation and Distribution Agreement, to contribute a significant portion of the cash proceeds from such sale to us and Wyndham Worldwide. Assuming Cendant receives $4,300 million in gross cash proceeds from such sale and contributes to us approximately $1,475 million from such sale, the approximately $2,225 million of initial indebtedness we incurred at the time of our Separation would be reduced to approximately $750 million. The actual amount of our remaining indebtedness may be more or less than the amount provided above depending on various adjustments and the application of sale proceeds that have priority over contributions to us.

The New Facilities include affirmative covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement) by Interest Expense (as defined in the credit agreement), excluding interest expense on Secured Obligations, (as defined in the credit agreement) both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing total indebtedness (excluding Secured Obligations) as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Negative covenants in the new credit facility include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the new credit facility include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which will permit our separation from Cendant).
At June 30, 2006, available capacity under the borrowing arrangements was as follows:

		Total	Outstanding	Available
	Expiration Date	Capacity	Borrowings	Capacity

Apple Ridge Funding LLC (1)	May 2007	$550	$550	$–
Kenosia Funding LLC (1)	May 2007	125	107	18
U.K. Relocation Receivables Funding Limited (1)	September 2008	185	100	85
Short-Term Borrowing Facilities	Various	565	–	565
Revolving credit facility (2)	May 2011	1,050	–	1,050
Term loan (2)	May 2011	600	–	600
Interim loan facility (2)	May 2007	1,325	–	1,325

		$4,400	$757	$3,643

(1)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations.

(2)	Facilities established in connection with separation from Cendant.
We issue secured obligations through Apple Ridge Funding LLC, Kenosia Funding, LLC and U.K. Relocation Receivables Funding Limited. These three entities are consolidated bankruptcy remote special purpose entities that are utilized to securitize relocation receivables generated from advancing funds on behalf of clients of our relocation business in order to facilitate the relocation of their employees. The secured obligations issued by these entities are non-recourse to us and, as of June 30, 2006, were collateralized by $946 million of underlying relocation receivables (which we continue to service) and other related assets, including in certain instances relocation properties held for sale. These collateralizing assets are not available to pay our general obligations. These secured obligations represent floating rate debt for which the average weighted interest rate was 5% for the six month period ended June 30, 2006.
In addition, within our title and settlement services and company owned real estate brokerage operations, we act as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. We do not have access to these funds for our use. However, because we have such funds concentrated in a few financial institutions, we are able to secure short-term borrowing facilities that currently provide for borrowings of up to $565 million as of June 30, 2006. We invest such borrowings in high quality short-term liquid investments. Net amounts earned under these arrangements approximated $5 million and $4 million for the six months ended June 30, 2006 and 2005, respectively. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes.
LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in the real estate or relocation market, including adverse changes in interest rates, access to our relocation asset-backed facilities and access to the capital markets, which may be limited if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain ratios.
After giving effect to the Separation, our unsecured borrowing facilities have been rated BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

SEASONALITY
Our businesses are subject to seasonal fluctuations. Historically, operating statistics and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as rent and personnel, are fixed and cannot be reduced during a seasonal slowdown.
CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations as of June 30, 2006 after giving effect to planned debt issuances/borrowings discussed above. The table below does not include future cash payments related to (i) contingent payments that may be made to Cendant at a future date in connection with the Separation from Cendant, (ii) payments that may result from the transfer of certain assets by Cendant or assumption of certain Cendant liabilities by us in connection with the separation plan or (iii) the various guarantees described in Note 11 to our Annual Combined Financial Statements.

	2006	2007	2008	2009	2010	Thereafter	Total

Secured obligations (a)	$–	$757	$–	$–	$–	$–	$757
Unsecured obligations (b) (c)	–	1,325	–	–	–	900	2,225
Operating leases	168	133	96	64	39	42	542
Purchase commitments	8	1	1	–	–	–	10

Total	$176	$2,216	$97	$64	$39	$942	$3,534

(a)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will ultimately be determined by the rates in effect during each period. The facilities under which the debt is issued are subject to renewal, which is expected to occur for the foreseeable future.

(b)	Excludes future cash payments related to interest expense. The unsecured debt we issued is variable rate and the interest payments will ultimately be determined by the rates in effect during each period.

(c)	We will utilize a portion of the proceeds from the expected sale of Travelport to repay certain of our unsecured obligations. After such repayment we expect our contractual obligations for unsecured obligations to be approximately $0 million, $0 million, $0 million, $0 million, $0 million and $750 million for 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.
In addition to the above and in connection with our Separation from Cendant, we have entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities)with each of Cendant, Wyndham Worldwide and, if Travelport is not sold, Travelport. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we have assumed and are responsible for 62.5% (or 50% if the sale of Travelport is not completed) of these Cendant liabilities. Additionally, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We have also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Wyndham Worldwide and Travelport. These arrangements were valued upon our Separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on our balance sheet. Upon Separation, we recorded the incremental fair value of such guarantees in excess of the Cendant corporate liabilities assumed by the Company. Such amounts are subject to future adjustment. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to our results of operations in future periods.
CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.
These Combined Condensed Financial Statements should be read in conjunction with the audited Combined Financial Statements included in the information statement filed on Form 8-K on July 19, 2006, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Our principal market exposure is interest rate risk. Our primary interest rate exposure at June 30, 2006 was to interest rate fluctuations in the United States, specifically LIBOR, and in the United Kingdom, specifically UK LIBOR, due to their impact on variable rate borrowings. We anticipate that LIBOR and UK LIBOR rates will remain a primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables and advances and secured borrowings, which approximate their carrying values due to the short-term nature of these items. We have determined that the impact of a 10% change in interest rates and prices on our earnings, fair values and cash flows would not be material at June 30, 2006. We believe our interest rate risk is further mitigated as the rate we incur on our secured borrowings and the rate we earn on relocation receivables and advances are based on similar variable indices.

Item 4.	Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
Legal — Real Estate Business
Our Information Statement describes certain litigation certain litigation relating to our business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses. The following updates our disclosure with respect to certain of these litigation matters described in the Information Statement.
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation, (N.J. Super. Ct. L. Div., Morris County, New Jersey). Frank K. Cooper Real Estate #1, Inc. has filed a class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). Cendant and Century 21 were served with the complaint on March 14, 2002. The class action alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, as well as the implied duty of good faith and fair dealing, and certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages; Cendant used Century 21 marketing dollars to promote Cendant’s internet website, Move.com; the Century 21 magazine was replaced with a Coldwell Banker magazine; Century 21 ceased using marketing funds for yellow page advertising; Cendant nearly abolished training in the areas of recruiting, referral, sales and management; and Cendant directed most of the relocation business to Coldwell Banker and ERA brokers. On October 29, 2002, the plaintiffs filed a second amended complaint adding a count against Cendant as guarantor of Century 21’s obligations to its franchisees. In response to an order to show cause with preliminary restraints filed by the plaintiffs, the court entered a temporary restraining order limiting Century 21’s ability to seek general releases from its franchisees in franchise renewal agreements. On June 23, 2003, the court determined that the limitations on Century 21 obtaining general releases should continue with respect to renewals only. Consequently, as part of any ordinary course transaction other than a franchise renewal, Century 21 Real Estate Corporation may require the franchisee to execute a general release, forever releasing Century 21 Real Estate Corporation from any claim that the Century 21 franchisee may have against Century 21 Real Estate Corporation. The court also ordered a supplemental notice of the progress of the litigation distributed to Century 21 franchisees.
Plaintiffs filed their motion to certify a class on October 1, 2004. The parties conducted discovery on the class certification issues. On January 31, 2006, Defendants filed their opposition to the class motion. Plaintiffs’ reply to the class motion was filed on May 2, 2006. The court heard oral argument on the motion on May 26, 2006. Plaintiffs’ motion to certify a class and defendants’ cross motion to strike the class demand were denied on June 30, 2006. On August 1, 2006, Plaintiffs filed a motion for leave to appeal the denial of class certification. On August 11, 2006, Defendants filed their opposition to the motion for leave to appeal.
Rajeev P. Shrestha v. NRT, Inc.; Coldwell Banker Real Estate Corp.; Coldwell Banker Residential Brokerage Company; Coldwell Banker Residential Real Estate, Inc. (Superior Court of the State of California, County of San Diego Case Number GIC 798126). The original complaint was filed on October 15, 2002. Rajeev Shrestha has filed a class action on behalf of all buyers of real estate who paid a “Transaction Coordinator Fee” or “Documentation Compliance Fee” to Coldwell Banker Residential Brokerage Company at any time since October 16, 1998. Shrestha’s First Amended Complaint alleges causes of action for breach of fiduciary duty and violation of California’s Unfair Competition Law, Business and Professions Code section 17200 et seq.
The causes of action are based on the allegation that defendants would charge home buyers a “Transaction Coordinator Fee” or a “Documentation Compliance Fee” in addition to a commission on the sale. Shrestha argues that clients were misled about the nature of the fee, and also that the fee constitutes unfair “double-charging” for services. The San Diego Superior Court initially denied the plaintiffs’ motion for class certification and the appellate court reversed and remanded. On September 14, 2005, the San Diego Superior Court granted Shrestha’s renewed motion for class certification.
A settlement was reached on April 20, 2006, which must be approved by the Court. On July 21, 2006, the Court preliminarily approved the settlement.
Leflore County, Mississippi Cases (Civil Action No. 2003-115-CICI, Leflore County, Mississippi). Between June 18, 2003, and August 31, 2004, 30 civil actions were commenced in the State Courts of Leflore County, Mississippi against Coldwell Banker Real Estate Corporation, and others. Two of these actions have been removed to Federal Court. Plaintiffs allege fraud among the Defendants in connection with the purchase of approximately 90 homes in Leflore County. Specifically, Plaintiffs allege that Defendants made false representations to each Plaintiff regarding the value and/or condition of the properties, which false representations led Plaintiffs to borrow money, at unreasonable rates and with the aid of false documentation, to purchase the properties. Plaintiffs seek actual damages ranging in amounts from $100,000 to $500,000, an unspecified amount of punitive damages, attorneys’ fees and costs. Coldwell Banker aggressively has pursued discovery from the Plaintiffs; sought severance of Plaintiffs’ claims, one from another; and the dismissal of Plaintiffs’ claims due to their failure to cooperate in discovery and comply with the Court’s orders regarding discovery. On July 18, 2005, and again on September 19, 2005, the Court conducted hearings on Coldwell Banker’s Motions to Dismiss. At the conclusion of these hearings, the Court took the Motions to Dismiss under advisement, and, to date, has not ruled on the Motions. On April 5, 2006, the Court entered orders dismissing 21 of the pending state court matters.
Prior to the July 18, 2005 hearing on Coldwell Banker’s Motions to Dismiss the State Court actions, the same Plaintiffs, and about 30 others, commenced a series of parallel actions in the United States District Court for the Northern District of Mississippi. Between July 18, 2005 and July 29, 2005, 21 civil actions were commenced in Federal Court alleging the same state law fraud and misrepresentation claims as were alleged in the prior-filed State Court actions, as well as claims arising under the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. § 1964, et seq. Coldwell Banker timely filed Motions to Dismiss these Federal actions due to Plaintiffs’ failure to state any viable RICO claims and a lack of federal jurisdiction over Plaintiffs’ State law fraud and misrepresentation claims. On March 20, 2006 in four RICO motions, Coldwell Banker’s Motions to Dismiss were denied. On March 27, 2006 Coldwell Banker filed Motions for Reconsideration of those denials. Plaintiffs have represented to the Court that if Federal jurisdiction is present over these actions, Plaintiffs will dismiss their State Court actions. Consequently, Plaintiffs have sought a stay of the State Court proceedings pending a ruling on Coldwell Banker’s Motions to Dismiss the Federal actions. The Court has held a Case Management Conference with all of the parties, entered Scheduling Orders, and has set the first case for trial, commencing on January 14, 2008. Currently, the parties are engaged in the initial stages of discovery.
Additionally, on January 11, 2005, a putative class action was commenced in the United States District Court for the Northern District of Mississippi relating to the same allegations of fraud and misrepresentation in connection with the purchase of residential real estate in Leflore County, Mississippi. Specifically, Plaintiffs have sought certification of a class consisting of the following: “All persons who purchased or sold property within the state of Mississippi while utilizing the services of Coldwell Banker First Greenwood Leflore Realty, Inc., who were misled about the value or condition of the property, or who were misled by Coldwell Banker or its agents concerning the sales price of the real property, or who were promised repairs and/or renovations to the property which were not made or completed, or who, with the active involvement of Coldwell Banker or its agents entered into loans, secured by collateral in the form of real property, who were charged excessive and/or unnecessary fees, charges and related expenses.” The Class Complaint asserts claims for false advertising, breach of fiduciary duty, misrepresentation, deceptive sales practices, fraudulent concealment, fraud in the inducement, intentional infliction of emotional distress, negligent infliction of emotional distress, breach of public policy, negligence, gross negligence, and fraud. The Class Complaint seeks unspecified compensatory and punitive damages, attorneys’ fees and costs. On March 31, 2005, Plaintiffs filed a Motion for Class Certification. On April 15, 2005, Coldwell Banker Real Estate Corporation filed its Opposition to Plaintiffs’ Motion for Class Certification. To date, the Court has not ruled on Plaintiffs’ Motion for Class Certification, however, the Court has entered an order staying all discovery pending a ruling on this Motion.
On June 20, 2006, counsel submitted to the court a proposed consent order dismissing class allegations, allowing plaintiffs to proceed with individual claims, and granting plaintiffs leave to file an amended complaint by July 21, 2006. The Order was entered by the Court on July 13, 2006 and the plaintiffs filed an amended complaint on July 21, 2006 and a second amended complaint on August 1, 2006.
Donna J. Fonnotto, v. Cendant Settlement Services Group, Inc., NRT Settlement Services, Inc. and St. Joe Title Services, Inc. d/b/a Sunbelt Title Agency (Case No. 8:05-CV-02155, Pinellas County Florida). The original complaint was filed on June 21, 2005. Plaintiff was formerly an employee of the defendant Sunbelt Title Agency and individually, and on behalf of other similarly situated, alleges the defendant did not pay her, and others similarly situated, the appropriate amount of wages. The parties agreed to mediate the case.
Real Share International, Inc. et al. v. Coldwell Banker Real Estate Corporation (Case No. 13 114 02166 04, American Arbitration Association, Commercial Arbitration Tribunal). On September 14, 2004, Claimants Real Share International, Inc., RSI 1, Inc., and RSI 2, Inc. filed an arbitration demand against Coldwell Banker Real Estate Corporation (Coldwell Banker). Claimants RSI 1 and RSI 2 hold the exclusive right to the operation of a Coldwell Banker-branded residential real estate brokerage in Manhattan, under the terms of written franchise agreements with Coldwell Banker. Claimants’ demand alleged that they suffered damages as a result of breach of contract, breach of an implied covenant of good faith and fair dealing, and tortious interference with their prospective economic advantage. Coldwell Banker responded that it had fully honored its obligations under the franchise agreements. Immediately before the hearing, Claimants abandoned their claim of tortious interference.
The parties agreed to bifurcate the liability and damage proceedings, and presented evidence to the arbitrator on liability issues in May 2005. On June 29, 2005, the arbitrator issued an Interim, Partial Award on Liability, addressing the contractual and implied covenant issues and finding liability on certain aspects of Claimants’ contractual claims. In particular, the arbitrator held that Claimants are entitled to lost net profits from Coldwell Banker on certain referrals to Claimants’ competitor. Claimants petitioned the District Court for the Southern District of New York to confirm the award and Coldwell Banker filed a cross-petition to vacate the award. The District Court confirmed the award on September 23, 2005. Coldwell Banker’s appeal to the Second Circuit is pending, with its initial brief to be filed on March 17, 2006. Meanwhile, an evidentiary hearing regarding causation and damages was held on February 6-10, 2006. On February 22,

2006, the parties filed post hearing briefs. The parties filed reply briefs on March 13, 2006. On April 7, 2006, the arbitrator issued a Confidential Partial Final Award on Damages and Injunctive Relief, subject to additional future proceedings concerning the award of attorneys’ fees.
On June 16, 2006, the arbitrator issued his Confidential Final Award regarding attorneys’ fees and costs. The Confidential Final Award will not have a material adverse effect on our consolidated financial position or results of operations.
Legal—Cendant Corporate Litigation
Pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for 62.5% (or 50% if the sale of Travelport is not completed) of certain contingent and other Cendant corporate liabilities (and related costs and expenses), including those relating to the Cendant litigation described in the Information Statement. The following updates our disclosure with respect to one of the Cendant litigation matters described in the Information Statement:
Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the “ABI Actions”), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. (“ABI”) between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI’s outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 4, 2006, we entered into an agreement to settle the ABI Actions for $22 million. A hearing on the settlement occurred on July 24, 2006. We expect the Court to approve the settlement.
See “Business—Legal Proceedings” in the Information Statement for a discussion of other material litigation involving the Company.
We cannot give any assurance as to the final outcome or resolution of these unresolved proceedings. An adverse outcome from certain unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.
Additionally, from time to time, we are involved in certain other claims and legal actions arising in the ordinary course of our business. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
The Information Statement includes a detailed discussion of our risk factors. The information presented below updates several of those risk factors and should be read in conjunction with the risk factors and other information disclosed in the Information Statement.
A decline in the number of home sales and/or prices could adversely affect our revenues and profitability.
In recent years, based on information published by NAR, existing homesales volumes have risen to their highest levels in history. FNMA and NAR are forecasting, as of July 2006, 7% and 9% decreases, respectively, in the number of existing homesales during 2006 compared to 2005. Our recent financial results confirm this trend as evidenced by continuing homesale unit volume declines in our real estate franchise services and company owned brokerage services businesses during 2006 compared to 2005. For the three months ended June 30, 2006, our real estate franchise services and company owned brokerage services experienced closed homesale side decreases of 16% and 13%, respectively, compared to the three months ended June 30, 2005. We expect to see continued weakness in the number of closed homesale sides in 2006 due primarily to current economic uncertainties leading to buyers’ remaining cautious and sellers not yet adjusting their expectations with respect to current market conditions. The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. Any of the following could have a material adverse effect on our business by causing a general decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

—	periods of economic slowdown or recession;

—	rising interest rates and general availability of mortgage financing;

—	adverse changes in local or regional economic conditions;

—	a decrease in the affordability of homes;

—	local, state and federal government regulation;

—	shifts in populations away from the markets that we or our franchisees serve;

—	tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

—	decreasing home ownership rates;

—	declining demand for real estate;

—	commission pressure from brokers who discount their commissions; and/or

—	acts of God, such as hurricanes, earthquakes and other natural disasters.
A sustained decline in existing homesales, any resulting sustained decline in home prices or a sustained or accelerated decline in commission rates charged by brokers, could adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, reducing the referral fees earned by our relocation services business and increasing the risk that our relocation services business will suffer losses in the sale of homes relating to its “at risk” homesale service contracts (i.e., where we purchase the transferring employee’s home and assume the risk of loss in the resale of such home). For example, in 2005, a 100 basis point (or 1%) decline in either homesale sides or the average selling price of closed homesale transactions would have decreased EBITDA $5 million for our franchise services business and $15 million for our company owned brokerage business.
As part of the separation from Cendant, we have incurred substantial debt with external lenders, which subjects us to various restrictions and decrease our profitability.
In connection with the separation, on July 27, 2006 we incurred approximately $2,225 million of debt, through a $600 million term loan facility, a $1,050 million revolving credit facility of which we borrowed $300 million, and a $1,325 million interim loan facility, all of the proceeds have been transferred to Cendant to be used solely by Cendant to repay its debt. In addition, the Separation and Distribution Agreement provides for an adjustment in the amount of indebtedness we will incur in connection with our separation in the event that the sum of the borrowings transferred by us, Wyndham Worldwide and Travelport to Cendant, together with the cash at Cendant then available to be utilized to repay its corporate debt, is less than or more than the amount necessary to enable Cendant to make the Separation Payments. In the event that such amounts are less than the amount necessary to enable Cendant to repay its outstanding corporate debt and, with respect to the amount transferred by Travelport, to repay other corporate obligations and to fund the actual and estimated cash expenses borne by Cendant relating to the separation, any insufficiency will result in an upward adjustment on the amount of indebtedness incurred by Travelport, but only to the extent that Travelport is able to obtain such additional debt financing on commercially reasonable terms. Thereafter, if there is still an insufficiency, Wyndham Worldwide will be required to incur additional indebtedness equal to such remaining insufficiency up to $100 million and transfer such additional amounts to Cendant and, to the extent the remaining insufficiency is in excess of $100 million, we and Wyndham Worldwide would be required to incur additional indebtedness equal to 62.5% and 37.5%, respectively, of such excess and transfer such amounts to Cendant.
Although Cendant has agreed to sell Travelport for $4,300 million in cash (which purchase price is subject to adjustment), and upon such sale, we estimate that approximately $1,475 million of such proceeds will be contributed to us, which we will use to reduce certain of our outstanding indebtedness, we cannot assure you that a sale of Travelport will be completed or as to the timing of completion of such sale or the amount of proceeds we expect to receive from such sale. In addition, following any such reduction of our indebtedness, if our Board of Directors deems it appropriate, we may incur additional debt and use the proceeds from such additional debt for general corporate purposes, such as to repurchase of shares of our common stock. After completion of the separation and distribution, we intend to replace the interim loan facility with permanent financing, primarily through the issuance of unsecured debt securities, or partially or wholly repay the facility with proceeds we receive from the sale of Travelport, if any. We cannot assure you that we will be able to refinance the interim loan facility on terms that are reasonable to us. These financing arrangements contain customary restrictions, covenants and events of default. The terms of these financing arrangements and any future indebtedness may impose various restrictions and covenants on us (such as tangible net worth requirements) that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities. In addition, our financing costs may be higher than they were as part of Cendant.

We cannot give you any assurance as to when or if the sale of Travelport will be completed.
Upon the completion of the sale of Travelport, we will have the right under the Separation and Distribution Agreement to receive a portion of the cash proceeds (after giving effect to certain tax liabilities and other expenses incurred by Cendant in connection with the sale and the repayment of any Travelport indebtedness) and we will have the obligation to use such cash proceeds to reduce our indebtedness. We cannot give you any assurance as to when or if the sale of Travelport will be completed. The completion of the sale is subject to certain customary conditions precedent and some, including the receipt of requisite regulatory approvals and the absence of any material adverse effect with respect to Travelport, are outside of Cendant’s and Travelport’s control. If the sale is not completed by December 31, 2006, all of the shares of common stock of Travelport will be distributed to Cendant’s stockholders rather than sold. In such an event, our indebtedness would not be reduced below $2,225 million and the prevailing market price of our common stock may be materially adversely affected. The amount of our indebtedness that would be reduced is dependent upon the tax liabilities, expenses and Travelport debt repayments that may arise in connection with such a sale, the amounts of which are presently uncertain. Upon the closing of the sale of Travelport, our right to receive a portion of the proceeds is a contractual right under the Separation and Distribution Agreement and we may be required to take action to enforce our rights under the Separation and Distribution Agreement to receive all of the proceeds that we believe we are entitled to receive.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: August 16, 2006	/s/ Anthony E. Hull Anthony E. Hull Executive Vice President and Chief Financial Officer

Date: August 16, 2006	/s/ Christopher R. Cade Christopher R. Cade Senior Vice President, Chief Accounting Officer and Controller

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2006 dated as of July 27, 2006)

3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2006)

3.2	Amended and Restated By-laws of Realogy Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 14, 2006)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Realogy Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated July 14, 2006)

4.1	Rights Agreement dated as of July 13, 2006, between Realogy Corporation and Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 2006)

4.2	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as part of Exhibit 4.1 hereto)

10.1	Tax Sharing Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Realogy Corporation Current Report on Form 8-K dated July 31, 2006)

10.2	Transition Services Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2006)

10.3	Employment Agreement with Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.4	Employment Agreement with Richard A. Smith (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.5	2006 Equity and Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136057))

10.6	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.7	Savings Restoration Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.8	Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.9	Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.10	Third Omnibus Amendment, Agreement and Consent entered into May 2, 2006 among Cendant Mobility Services Corporation, Cendant Mobility Relocation Company, Kenosia Funding, LLC, The Bank of New York, as trustee, the purchaser of the notes, and the administrative agent for the purchaser (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.11	Guaranty, dated as of May 2, 2006 executed by Realogy Corporation in favor of Cendant Mobility Relocation Company and Kenosia Funding, LLC (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.12	Deed of Novation and Amendment, dated May 16, 2006 between Cendant Corporation, as Existing Guarantor, UK Relocation Receivables Funding Limited, as Purchaser, Realogy Corporation, as New Guarantor, Cendant Mobility Limited, as Servicer, certain companies, as Sellers, Albion Capital Corporation S.A., as Lender and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Funding Agent, Administrative Agent and Arranger (Incorporated by reference to Exhibit 10.36(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))*

10.13	Employment Agreement with Anthony E. Hull (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

Exhibit No.	Exhibit Description

10.14	Credit Agreement, dated as of May 25, 2006 among Realogy Corporation, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Calyon New York Branch, as Syndication Agent, The Bank of Nova Scotia, Barclays Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch as Documentation Agents and Citicorp USA, Inc., as Co-Documentation Agent (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.15	Interim Term Loan Agreement, dated as of May 25, 2006 among Realogy Corporation, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Barclays Bank PLC as Co-Syndication Agents and Citicorp USA, Inc. and Merrill Lynch Bank USA, as Documentation Agents (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.16	2006 Equity and Incentive Plan award agreement for restricted stock units (Incorporated by reference to Exhibit 10.3 to the Realogy Corporation Current Report on Form 8-K dated July 31, 2006)

10.17	2006 Equity and Incentive Plan award agreement for stock appreciation rights (Incorporated by reference to Exhibit 10.4 to the Realogy Corporation Current Report on Form 8-K dated July 31, 2006)

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (which is being “furnished” rather filed with the Securities and Exchange Commission)

99.1	Information Statement of Realogy Corporation dated July 13, 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 18, 2006 and filed July 19, 2006)

*	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.