Form 10-Q
period 2006-09-30
REALOGY CORP
filed 2006-11-14
CIK 1355001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]         No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]         No [X]
The number of shares outstanding of the issuer’s common stock was 214,375,684 shares as of November 10, 2006.

INTRODUCTORY NOTE
On July 31, 2006, Cendant Corporation distributed to its stockholders all of its shares of Realogy Corporation, formerly a wholly owned subsidiary that held directly or indirectly the assets and liabilities associated with Cendant Corporation’s Real Estate Services businesses. On that date, Cendant Corporation distributed one share of Realogy common stock for every four shares of Cendant common stock outstanding as of the close of business on July 21, 2006. As discussed in Part I of this report, the historical financial statements included in this report for periods prior to July 31, 2006 represent a combined reporting entity comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant.
In connection with the distribution, we filed a Registration Statement on Form 10, as amended, (File No. 001-32852) with the Securities and Exchange Commission that was declared effective on July 13, 2006. Realogy’s Information Statement dated July 13, 2006 (the “Information Statement”), which describes for stockholders the details of the distribution and provides information as to the business and management of Realogy, was mailed to Cendant Corporation stockholders shortly after the July 21, 2006 record date for the distribution. We filed the Information Statement as Exhibit 99.1 to a Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2006.
Except as otherwise indicated or unless the context otherwise requires, “Realogy Corporation,” “Realogy,” “we,” “us,” “our” and “our company” refer to Realogy Corporation and its subsidiaries and “Cendant Corporation” and “Cendant” refer to Cendant Corporation and its subsidiaries. On August 29, 2006, Cendant announced that it had changed its name to Avis Budget Group, Inc.
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	adverse developments in general business, economic and political conditions, including changes in short-term or long-term interest rates, or any outbreak or escalation of hostilities on a national, regional or international basis;

•	a decline in the number of home sales and/or prices;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	seasonal fluctuation in the residential real estate brokerage business;

•	local and regional conditions in the areas where our franchisees and brokerage operations are located;

•	our failure to complete future acquisitions or to realize anticipated benefits from completed acquisitions;

•	actions by our franchisees that could harm our business;

•	our inability to access capital and/or asset backed markets on favorable terms;

•	the loss of any of our senior management;

•	the final resolutions or outcomes with respect to Cendant Corporation’s contingent and other corporate liabilities and any related actions for indemnification made pursuant to the Separation and Distribution Agreement dated July 27, 2006 among Realogy, Cendant, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport, Inc. (“Travelport”) regarding the principal transactions relating to our separation from Cendant and the other agreements that will govern certain aspects of our relationship with Cendant, Wyndham Worldwide and Travelport, including but not limited to the Tax Sharing Agreement among Realogy, Cendant, Wyndham Worldwide and Travelport dated as of July 28, 2006;

•	the possibility that Cendant’s actual tax liability resulting from the sale of Travelport will exceed the estimated amount of such taxes that were retained by Cendant from the proceeds of the sale of Travelport or that there may be post-closing adjustments to the purchase price received by Cendant from the sale of Travelport for which we may have responsibility under the Separation and Distribution Agreement; and

•	our inability to operate effectively as a stand-alone, publicly traded company.
Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Information Statement and our quarterly reports filed with the SEC may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Corporation
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation (the “Company”), as of September 30, 2006, the related condensed consolidated and combined statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated and combined statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated and combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the condensed consolidated and combined interim financial statements, prior to its separation from Cendant Corporation (“Cendant”) the Company was comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant. Included in Notes 12 and 13 to the condensed consolidated and combined interim financial statements is a summary of transactions with related parties.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the Company as of December 31, 2005, and the related combined statements of income, invested equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2006 (June 12, 2006 as to the effects of the restatement discussed in Note 19), we expressed an unqualified opinion (which included an explanatory paragraph related to the Company being comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant, as discussed in Note 1 to the combined financial statements and that included in Note 16 of the combined financial statements is a summary of related parties; and an explanatory paragraph related to the restatement of the statement of cash flows, as discussed in Note 19 to the combined financial statements) on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
November 13, 2006

REALOGY CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues
Gross commission income	$1,320	$1,652	$3,899	$4,391
Service revenue	232	219	643	585
Franchise fees	125	155	365	408
Other	57	49	151	136

Net revenues	1,734	2,075	5,058	5,520

Expenses
Commission and other agent-related costs	885	1,117	2,615	2,965
Operating	455	434	1,359	1,233
Marketing	73	72	222	215
General and administrative	48	46	155	151
Separation costs	57	—	65	—
Restructuring costs	14	1	26	6
Depreciation and amortization	36	34	107	95
Interest expense	24	1	27	3
Interest income	(10)	(5)	(22)	(6)

Total expenses	1,582	1,700	4,554	4,662

Income before income taxes and minority interest	152	375	504	858
Provision for income taxes	64	147	200	337
Minority interest, net of tax	1	1	1	3

Net income	$87	$227	$303	$518

Earnings per share:
Basic	$0.35	$0.91	$1.21	$2.07
Diluted	$0.34	$0.91	$1.21	$2.07
See Notes to Condensed Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,280	$36
Trade receivables (net allowance for doubtful accounts of $15 and $12)	142	112
Relocation receivables, net	960	774
Relocation properties held for sale, net	156	97
Deferred income taxes	165	47
Due from former parent	111	–
Other current assets	121	94

Total current assets	2,935	1,160

Property and equipment, net	314	304
Deferred income taxes	235	296
Goodwill	3,300	3,156
Franchise agreements, net	333	346
Trademarks and other intangibles, net	98	61
Due from former parent	58	–
Other non-current assets	210	116

Total assets	$7,483	$5,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$148	$130
Secured obligations	903	757
Current portion of long-term debt	1,225	–
Due to Cendant, net	–	440
Due to former parent	757	–
Accrued expenses and other current liabilities	499	492

Total current liabilities	3,532	1,819
Long-term debt	600	–
Other non-current liabilities	136	53

Total liabilities	4,268	1,872

Commitments and contingencies (Note 13 and 14)

Stockholders’ equity:
Parent Company’s net investment	–	3,563
Common stock, $.01 par value—authorized 750.0 shares; 252.4 issued and outstanding shares at September 30, 2006	3	–
Additional paid-in capital	3,179	–
Retained earnings	71	–
Accumulated other comprehensive income	(21)	4
Treasury stock, at cost 0.8 shares at September 30, 2006	(17)	–

Total stockholders’ equity	3,215	3,567

Total liabilities and stockholders’ equity	$7,483	$5,439

See Notes to Condensed Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2006	2005

Operating Activities
Net income	$303	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107	95
Deferred income taxes	60	(101)
Separation costs related to employee equity awards	51	–
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(28)	(49)
Relocation receivables and advances	(146)	(147)
Relocation properties held for sale	(68)	(6)
Accounts payable, accrued expenses and other current liabilities	(22)	(16)
Other, net	(56)	(34)

Net cash provided by operating activities	201	260

Investing Activities
Property and equipment additions	(88)	(75)
Net assets acquired (net of cash acquired) and acquisition-related payments	(158)	(210)
Investment in unconsolidated entities	(11)	(3)
Increase in restricted cash	1	6
Other, net	(4)	–

Net cash used in investing activities	(260)	(282)

Financing Activities
Net change in secured borrowings	136	270
Net change in unsecured borrowings	(400)	82
Proceeds from borrowings under unsecured credit facilities	2,225	–
Payment to Cendant at separation	(2,225)	–
Proceeds received from Cendant’s sale of Travelport	1,423	–
Change in amounts due (to) from Cendant	157	(362)
Other, net	(14)	(6)

Net cash provided by (used in) financing activities	1,302	(16)

Effect of changes in exchange rates on cash and cash equivalents	1	–

Net increase (decrease) in cash and cash equivalents	1,244	(38)

Cash and cash equivalents, beginning of period	36	58

Cash and cash equivalents, end of period	$1,280	$20

Supplemental Disclosure of Cash Flow Information
Interest payments	$53	$21
Income tax payments, net	$12	$15
See Notes to Condensed Consolidated and Combined Financial Statements.

REALOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

Realogy Corporation (“Realogy” or “the Company”), a Delaware corporation, was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent, publicly traded companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”), and vehicle rental businesses (“Avis Budget Group”). On April 24, 2006, Cendant modified its previously announced separation plan to explore the possible sale of the travel distribution services business. On June 30, 2006, Cendant entered into a definitive agreement to sell the travel distribution services business and on August 23, 2006, Cendant completed the sale of Travelport for $4,300 million, subject to final closing adjustments. Pursuant to the plan of separation, Realogy initially received $1,423 million of the proceeds from such sale and subsequently recorded additional net proceeds of $2 million. The proceeds recorded are subject to certain post-closing adjustments which have not been finalized. On August 29, 2006, Cendant announced that it had changed its name to Avis Budget Group, Inc.

Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and on July 31, 2006, Cendant distributed all of the shares of the Company’s common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006. The separation of Wyndham Worldwide from Cendant occurred simultaneously with Realogy’s separation from Cendant.

The accompanying Condensed Consolidated and Combined Financial Statements reflect the consolidated operations of Realogy Corporation and its subsidiaries as a separate, stand alone entity subsequent to July 31, 2006, combined with the historical operations of the real estate services businesses which were operated as part of Cendant prior to July 31, 2006. These financial statements include the entities in which Realogy directly or indirectly has a controlling financial interest and various entities in which Realogy has investments recorded under the equity method of accounting. The accompanying Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Consolidated and Combined Financial Statements.

The Company’s combined results of operations, financial position and cash flows for periods prior to July 31, 2006, may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from Cendant.

Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated for periods prior to the date of Separation by Cendant to the Company based on forecasted revenues or usage. Management believes such allocations are reasonable. However, the associated expenses recorded by the Company in the accompanying Condensed Consolidated and Combined Statements of Income may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented. Following the separation and distribution from Cendant, the Company performs these functions using internal resources or purchased services, certain of which may be provided by Avis Budget Group during a transitional period pursuant to the Transition Services Agreement. Refer to Note 13, Separation Adjustments and Transactions with Former Parent and Subsidiaries, for a detailed description of the Company’s transactions with Avis Budget Group and its affiliates.

In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2005 Combined Financial Statements included in the Information Statement filed on Form 8-K on July 19, 2006.

Business Description

The Company operates in the following business segments:

•	Real Estate Franchise Services—franchises the Century 21, Coldwell Banker, ERA, Sotheby’s International Realty and Coldwell Banker Commercial brand names.

•	Company Owned Real Estate Brokerage Services—operates a full-service real estate brokerage business principally under the Coldwell Banker, ERA, Corcoran Group and Sotheby’s International Realty brand names.

•	Relocation Services—primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

•	Title and Settlement Services—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.

Changes in Accounting Policies during 2006

Stock-Based Compensation. On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the prospective transition method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, stock-based compensation expense has been recorded for all employee stock awards that were granted or modified subsequent to December 31, 2002. At the time of Separation, Cendant converted a portion of its outstanding equity awards into equity awards of the Company (see Note 11—Stock Based Compensation).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method under which the provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock appreciation rights (“SARs”) and options, if granted in the future, on the date of grant which requires certain estimates by management including the expected volatility and expected term of the SAR or option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Condensed Consolidated and Combined Statements of Income ratably over the vesting period.

The Company expects to issue new shares to satisfy share option exercises. Because the Company previously recognized stock-based compensation expense in accordance with SFAS No. 123, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s results of operations.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”). The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company’s results of operations or financial condition for the nine months ended September 30, 2006, due to the fact that the Company has not realized any tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) under SFAS 123(R).

SFAS 123(R) requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2006, there was no excess tax benefit recognized resulting from share-based compensation cost.

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

The Company uses foreign currency forward contracts largely to manage it’s exposure to changes to foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Canadian dollar, Australian dollar and Euro. In accordance with, and as allowable under SFAS 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated and Combined Statements of Income. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

The Company also entered into interest rate derivative contracts to hedge the variability in coupon interest payment cash flows associated with its five-and ten-year fixed rate notes that were priced in October 2006. These hedging instruments are being accounted for in accordance with SFAS 133. Qualifying for hedge accounting under SFAS 133, any changes in fair value that are deemed effective are being recorded in Accumulated Other Comprehensive Income in the Condensed Consolidated and Combined Balance Sheets.

Financial Instruments

The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, trade receivables, relocation receivables, relocation properties held for sale, accounts payable and accrued liabilities and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Amounts borrowed under the interim loan facility and term loan facility are subject to variable interest rates and the carrying amounts are considered by management to be a reasonable estimate of their fair value.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on January 1, 2007 as required and is currently evaluating the impact of such adoption on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company will apply this guidance for the year ended December 31, 2006 and believes that such adoption will have no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement on January 1, 2008 and is currently evaluating the impact that FAS 157 may have on the Company’s financial statements.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of such adoption on its financial statements.

2.	Stockholders’ Equity

For all periods prior to July 31, 2006, Cendant’s investment in the real estate services businesses is shown as “Parent Company’s Net Investment” in the Condensed Consolidated and Combined Financial Statements. On July 31, 2006,

Cendant Corporation completed a distribution of one share of Realogy Corporation common stock for every four shares of Cendant Corporation common stock. After separation, the Company had 250,452,641 shares of common stock outstanding. On August 1, 2006, the remaining Parent Company’s Net Investment balance, after the Separation adjustments were recorded, was transferred to “Additional Paid-In Capital”. “Retained Earnings” reflected in the condensed consolidated and combined financial statements represents net income beginning on August 1, 2006 as all prior earnings were transferred to Additional Paid-In Capital.

On July 27, 2006, the Company transferred $2,225 million of cash to Cendant pursuant to the Separation and Distribution Agreement and on August 23, 2006 the Company received $1,423 million of cash which represents our portion of the proceeds related to Cendant’s sale of Travelport. Subsequently, the Company recorded an adjustment to the initial $2,225 million transfer to reduce the initial transfer by $42 million to $2,183 million and additional net proceeds of $2 million related to Cendant’s sale of Travelport. The amounts received are subject to final true-up adjustments.

The following table sets forth the changes in the components of stockholder’s equity:

				Parent		Accumulated
			Additional	Company’s		Other			Total
	Common Stock		Paid-In	Net	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Investment	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2006	–	$–	$–	$3,563	$–	$4	–	$–	$3,567
Net income	–	–	–	232	71	–	–	–	303
Change in fair value of hedging transactions, net of tax	–	–	–	–	–	(3)	–	–	(3)
Additional minimum pension liability, net of tax	–	–	–	–	–	(22)	–	–	(22)
Net distribution to Cendant	–	–	–	(2,183)	–	–	–	–	(2,183)
Distribution received from Cendant related to Travelport sale	–	–	–	1,425	–	–	–	–	1,425
Assumption of liabilities and forgiveness of Cendant intercompany balance	–	–	–	167	–	–	–	–	167
Transfer of net investment to additional paid-in capital	–	–	3,204	(3,204)	–	–	–	–	–
Guarantees recorded related to the Separation	–	–	(71)	–	–	–	–	–	(71)
Deferred income taxes related to guarantees	–	–	27	–	–	–	–	–	27
Issuance of common stock	250.4	3	(3)	–	–	–	–	–	–
Charge related to Cendant equity award conversion	–	–	11	–	–	–	–	–	11
Net activity related to equity awards	2.0	–	11	–	–	–	0.8	(17)	(6)

Balance as of September 30, 2006	252.4	$3	$3,179	$–	$71	$(21)	0.8	$(17)	$3,215

3.	Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income	$87	$227	$303	$518
Foreign currency translation adjustments	1	–	–	(3)
Change in fair value of hedging transactions, net of tax	(3)	–	(3)	–

Total comprehensive income	$85	$227	$300	$515

The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

4.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares. On July 31, 2006, the Separation from Cendant Corporation was completed in a tax-free distribution to the Company’s stockholders of one share of Realogy Corporation common stock for every four shares of Cendant Corporation common stock held on July 21, 2006. As a result on July 31, 2006, the Company had 250,452,641 shares of common stock outstanding and this share amount is being utilized for the calculation of basic earnings per share for all periods presented prior to the date of Separation.

The following table sets forth the denominators of the basic and diluted EPS computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Weighted average shares outstanding:
Basic	251.4	250.5	250.8	250.5
Stock options, SARs and RSUs	1.4	–	.4	–

Diluted	252.8	250.5	251.2	250.5

The following table sets forth the computation of basic EPS utilizing the net income for the period and the Company’s basic shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income	$87	$227	$303	$518
Basic weighted average shares outstanding	251.4	250.5	250.8	250.5

Basic earnings per share	$0.35	$0.91	$1.21	$2.07

For all periods prior to the date of Separation, the same number of shares is being used for diluted earnings per share as for basic EPS as no common stock of Realogy was traded prior to August 1, 2006 and no Realogy equity awards were outstanding for the prior periods. The following table sets forth the computation of diluted EPS utilizing the net income for the period and the Company’s diluted shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income	$87	$227	$303	$518
Diluted weighted average shares outstanding	252.8	250.5	251.2	250.5

Diluted earnings per share	$0.34	$0.91	$1.21	$2.07

The computations of diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2006 do not include approximately 21.6 million of stock options, 1.1 million of stock appreciation rights and 2.6 million of unvested restricted stock units as the effect of their inclusion would have been anti-dilutive to earnings per share.

5.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Condensed Consolidated and Combined Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Condensed Consolidated and Combined Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and may incur additional costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s Condensed Consolidated and Combined Balance Sheets as adjustments to the purchase price or on the Company’s Condensed Consolidated and Combined Statements of Income as expenses, as appropriate.

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

During the nine months ended September 30, 2006 and 2005, the Company made earnout payments of $17 million and $18 million, respectively, in connection with previously acquired businesses.

2006 Acquisitions

Texas American Title Company. On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas in a single transaction for $33 million in cash, net of cash acquired of $60 million, plus a $10 million (subject to a potential downward adjustment) note payable due within two years of the closing date, and $6 million of assumed liabilities of the seller. These entities provide title and closing services, including title searches, title insurance, home sale escrow and other closing services. At March 31, 2006, this acquisition resulted in a preliminary goodwill balance of $44 million based upon a preliminary allocation of the purchase price. At September 30, 2006, the preliminary allocation of the purchase price was revised and as a result the goodwill balance decreased from $44 million to $29 million with an offsetting increase of $31 million to intangible assets and the establishment of $16 million of a deferred income tax liability related to the intangible assets. Such goodwill was assigned to the Company’s Title and Settlement Services segment and is not expected to be deductible for tax purposes. This acquisition resulted in $41 million of intangible assets. This acquisition expands the Company’s agency business into Texas and adds a wholly-owned underwriter of title insurance to the title and settlement services portfolio.

During the nine months ended September 30, 2006, the Company acquired 14 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for $100 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $94 million that was assigned to the Company Owned Real Estate Brokerage Services segment, all of which is expected to be deductible for tax purposes. These acquisitions also resulted in $8 million of pendings and listings intangible assets. The acquisition of real estate brokerages by NRT is a core part of its growth strategy.

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

None of the acquisitions were significant to the Company’s results of operations, financial position or cash flows either individually or in the aggregate. The Company continues to gather information concerning the valuation of identified intangible assets and their associated lives in connection with the acquisitions.

2005 Acquisitions

During the nine months ended September 30, 2005, the Company acquired 26 real estate brokerage operations through NRT for approximately $183 million in cash, which resulted in goodwill of $157 million that was assigned to the Company’s Owned Real Estate Brokerage Services segment.

In addition, the Company acquired five other individually non-significant businesses during the first nine months of 2005 for a consideration of approximately $2 million in cash, which based on the preliminary allocation of the purchase price resulted in goodwill of $2 million that was assigned to the Company’s Title and Settlement Services segment.

Acquisition and Integration Related Costs

Amortization of Pendings and Listings. During the three and nine months ended September 30, 2006, the Company amortized $3 million and $12 million, respectively, of its contractual pendings and listings intangible assets, the majority of which were acquired in connection with the acquisitions of real estate brokerages by NRT. During the three and nine months ended September 30, 2005, the Company amortized $6 million and $12 million, respectively, of its contractual pendings and listings intangible assets.

Other. During the three and nine months ended September 30, 2006, the Company incurred other acquisition and integration related costs of $0 million and $2 million, respectively, as compared to $1 million and $3 million, for the three and nine months ended September 30, 2005, respectively. The amounts principally reflect the integration of real estate brokerages acquired by NRT.

6.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Franchise agreements (a)	$511	$178	$333	$511	$165	$346
License agreement (b)	47	4	43	47	3	44
Pendings and listings (c)	6	4	2	18	13	5
Customer relationship (d)	12	1	11	–	–	–
Other (e)	19	6	13	10	4	6

	$595	$193	$402	$586	$185	$401

Unamortized Intangible Assets
Goodwill	$3,300			$3,156

Trademarks (f)	$17			$6
Title insurance licenses (g)	2			–
Title plant shares (h)	10			–

	$29			$6

(a)	Generally amortized over a period of 35 to 40 years.
(b)	Amortized over 50 years (the contractual term of the license agreement).
(c)	Generally amortized over 4 to 5 months (the closing period of the underlying contracts).
(d)	Relates to the customer relationships obtained from Texas American Title Company acquired in January 2006, which is amortized over a period of 10 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.

(f)	Relates to the Coldwell Banker tradename and the Texas American Title Company tradenames in Texas, which are expected to generate future cash flows for an indefinite period of time.

(g)	Relates to the Texas American Title Company underwriter and agency licenses, which are perpetual licenses expected to generate future cash flows for an indefinite period of time.
(h)	Relates to the Texas American Title Company title plant shares, which are required to transact title insurance business in Texas and are expected to generate future cash flows for an indefinite period of time.

The changes in the carrying amount of goodwill are as follows:

		Goodwill		Adjustments		Adjustments
	Balance at	Acquired		to Goodwill		to Goodwill		Balance at
	January 1,	during		Acquired		acquired		September 30,
	2006	2006		during 2005		prior to 2005		2006

Real Estate Franchise Services	$685	$–		$–		$–		$685
Company Owned Real Estate Brokerage Services	2,400	94	(a)	11	(c)	6	(d)	2,511
Relocation Services	50	–		–		2	(e)	52
Title and Settlement Services	21	31	(b)	–		–		52

Total Company	$3,156	$125		$11		$8		$3,300

(a)	Relates to the acquisitions of real estate brokerages by NRT (January 2006 and forward. See Note 5—Acquisitions).
(b)	Relates to the acquisitions of title and settlement businesses (January 2006 and forward. See Note 5—Acquisitions).
(c)	Relates to the acquisitions of real estate brokerages by NRT (January 2005 through December 2005), including earnouts.
(d)	Relates to earnouts for the acquisitions of real estate brokerages by NRT prior to 2005.
(e)	Relates to changes in currency exchange rates.

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Franchise agreements	$5	$4	$13	$13
License agreements	1	–	1	–
Pendings and listings	3	6	12	12
Customer relationships	–	–	1	–
Other	–	–	2	1

Total (*)	$9	$10	$29	$26

(*)	Included as a component of depreciation and amortization on the Company’s Condensed Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of September 30, 2006, the Company expects related amortization expense for the remainder of 2006, the five succeeding fiscal years and thereafter to approximate $7 million, $22 million, $18 million, $18 million, $18 million, $16 million and $303 million, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	September 30,	December 31,
	2006	2005

Accrued payroll and related	$69	$130
Accrued volume incentives	52	84
Deferred income	86	72
Other	292	206

	$499	$492

8.	Long and Short Term Debt

Secured Obligations

Secured obligations consisted of:

	September 30,	December 31,
	2006	2005

Apple Ridge Funding LLC (1)	$664	$513
Kenosia Funding LLC	125	109
U.K. Relocation Receivables Funding Limited	114	135

	$903	$757

(1)	Effective September 25, 2006, the Company entered into an agreement to amend its Apple Ridge Funding LLC borrowing arrangement to increase the borrowing capacity under the facility, by $150 million to an amount not to exceed $700 million.

Certain of the funds the Company receives from the collection or realization of relocation receivables, relocation properties held for sale and related assets must be utilized to repay secured obligations. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s secured obligations are classified as current on the accompanying Condensed Consolidated and Combined Balance Sheets as of September 30, 2006 and December 31, 2005.

The Company’s secured obligations contain restrictive covenants, including performance triggers linked to the quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control and a requirement that the Company generate at least $750 million of income before depreciation and amortization, interest expense (income), income taxes and minority interest, determined quarterly for the preceding twelve month period. At September 30, 2006, the Company was in compliance with all financial covenants of its secured obligations.

Interest incurred in connection with borrowings under these facilities amounted to $11 million and $6 million during the three months ended September 30, 2006 and 2005, respectively, and $30 million and $15 million during the nine months ended September 30, 2006 and 2005, respectively, and is recorded within net revenues on the accompanying Condensed Consolidated and Combined Statements of Income as related borrowings are utilized to fund advances within the Company’s relocation business where interest is earned on such advances.

Revolving Credit and Loan Facilities

On May 26, 2006, the Company entered into a $1,650 million credit facility, which consists of a $1,050 million five-year revolving credit facility and a $600 million five-year term loan facility, and a $1,325 million interim loan facility which is due in May 2007. The $1,050 million five-year revolving credit facility bears interest at LIBOR plus 35 basis points for borrowings below $525 million, excluding outstanding letters of credit and LIBOR plus 45 basis points for all borrowings, including outstanding letters of credit, when the borrowings, excluding outstanding letters of credit, is greater than $525 million. The revolving credit facility also has an annual facility fee equal to 10 basis points on the $1,050 million facility, whether used or unused. The $600 million five-year term facility and the $1,325 million interim loan facility each bear interest at LIBOR plus 55 basis points.

On July 27, 2006, the Company drew down fully on these facilities with the exception of $750 million. The proceeds received in connection with the $2,225 million of borrowings were immediately transferred to Cendant. In August 2006, the Company repaid the $300 million outstanding under the revolving credit facility and $100 million of borrowings under the interim loan facility.

The revolving credit and term loan facilities include affirmative covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), which excludes interest expense on Securitization Indebtedness (as defined in the credit agreement) both as measured on a preceding four fiscal quarters basis preceding the measurement date. The leverage ratio is calculated by dividing consolidated total indebtedness (excluding Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. Negative covenants in the credit facilities include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the credit facility include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our separation from Cendant). At September 30, 2006, the Company was in compliance with the financial covenants of its revolving credit and loan facilities.

Short-Term Borrowing Facilities

In addition, within our title and settlement services and company owned real estate brokerage operations, we act as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. We do not have access to these funds for our use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $565 million as of September 30, 2006. We invest such borrowings in high quality short-term liquid investments. Net amounts earned under these arrangements approximated $8 million and $7 million for the nine months ended September 30, 2006 and 2005, respectively. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes.

Available Capacity

As of September 30, 2006, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements was as follows:

	Expiration	Total	Outstanding	Available
	Date	Capacity	Borrowings	Capacity

Apple Ridge Funding LLC (1)	May 2007	$700	$664	$36
Kenosia Funding LLC (1)	May 2007	125	125	–
U.K. Relocation Receivables Funding Limited (1)	September 2008	187	114	73
Revolving credit facility (2)	May 2011	1,050	–	947
Term loan	May 2011	600	600	–
Interim loan facility (3)	May 2007	1,325	1,225	–

		$3,987	$2,728	$1,056

(1)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations.
(2)	The available capacity under the revolving credit facility is reduced by $103 million of outstanding letters of credit on September 30, 2006.
(3)	No additional borrowings can be made on this interim loan facility. See Note 16, Subsequent Events for a discussion of the Company’s bond offering and repayment of the interim loan facility.

Standard & Poor’s and Moody’s have re-confirmed the Company’s credit ratings of BBB and Baa2, respectively, on the unsecured borrowing facilities. The Company’s credit rating on the unsecured borrowing facilities was put on negative outlook by Standard & Poor’s in August 2006 and by Moody’s in October 2006. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

9.	Realogy Corporation Defined Benefit Pension Plan

To facilitate the Separation from Cendant, a new defined benefit pension plan was created which assumed the assets and liabilities of employees of the real estate services businesses of Cendant. The accumulated benefit obligation of this plan at August 1, 2006 was $114 million and the plan assets were $99 million resulting in an unfunded accumulated benefit obligation of $15 million which is recorded in non-current liabilities in the Condensed Consolidated and Combined Balance Sheets. The projected benefit obligation of this plan is equal to the accumulated benefit obligation of $114 million as the majority of the employees participating in this plan are no longer accruing benefits. The estimated net expense for the period from August 1, 2006 to December 31, 2006 is approximately $1 million and is comprised of interest cost of approximately $3 million, amortization of unrecognized loss of approximately $1 million offset by the expected return on assets of approximately $3 million.

10.	Separation and Restructuring Costs

Separation Costs

The Company incurred separation costs of $57 million and $65 million for the three and nine months ended September 30, 2006. These costs are being incurred in connection with the Separation from Cendant and primarily relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The majority of the separation costs incurred in the three months ended September 30, 2006 related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards (See Note 11-Stock Based Compensation for additional information).

2006 Restructuring Program

During the second quarter of 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The Company expects to record a total charge of approximately $36 million, a majority of which is expected to be cash, most of which the Company expects to pay in 2006. The Company recorded restructuring charges of $14 million and $26 million in the three and nine months ended September 30, 2006, respectively, and estimates that throughout the remainder of 2006, it will incur additional charges of $10 million. These charges mainly represent facility consolidation and employee separation costs.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$10	$14	$2	$26
Cash payments and other reductions	(8)	(4)	(2)	(14)

Balance at September 30, 2006	$2	$10	$–	$12

Total restructuring charges are expected to be recorded as follows:

				Cash	Liability
	Costs			Payments/	as of
	Expected to	Opening	Expense	Other	September 30,
	Be Incurred	Balance	Recognized	Reductions	2006

Real Estate Franchise Services	$1	$–	$1	$(1)	$–
Company Owned Real Estate Brokerage Services	32	–	22	(10)	12
Relocation Services	2	–	2	(2)	–
Title and Settlement Services	1	–	1	(1)	–

Total	$36	$–	$26	$(14)	$12

2005 Restructuring Program

During the three and nine months ended September 30, 2005, the Company recorded $1 million and $6 million, respectively, of restructuring charges as a result of restructuring activities undertaken following the PHH spin-off. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The most significant area of cost reduction was the consolidation of processes and offices in the Company’s brokerage business.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$2	$3	$1	$6
Cash payments and other reductions	(1)	(2)	(1)	(4)

Balance at September 30, 2005	$1	$1	$–	$2

Total restructuring charges were recorded as follows:

			Cash	Liability
			Payments/	as of
	Opening	Expense	Other	September 30,
	Balance	Recognized	Reductions	2005

Real Estate Franchise Services	$–	$–	$–	$–
Company Owned Real Estate Brokerage Services	–	5	(3)	2
Relocation Services	–	–	–	–
Title and Settlement Services	–	1	(1)	–

Total	$–	$6	$(4)	$2

11.	Stock-Based Compensation

Incentive Equity Awards Converted from Cendant Awards

Prior to August 1, 2006, all employee equity awards (stock options and restricted stock units (“RSUs”)) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every four shares of Cendant’s common stock. As a result, the Company issued approximately 2.6 million RSUs and approximately 29.7 million stock options (weighted average exercise price of $29.96) upon completion of the conversion of existing Cendant equity awards into Realogy equity awards on August 1, 2006. As the conversion was considered a modification of an award in accordance with SFAS No. 123(R), the Company compared the fair value of the award immediately prior to Separation to the fair value immediately after Separation to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense of $11 million.

In connection with the distributions of the shares of common stock of Realogy and Wyndham Worldwide Corporation to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved the acceleration of vesting of all outstanding equity awards. This acceleration took place on August 15, 2006. As a result of the acceleration of the vesting of these awards, the Company recorded additional non-cash compensation expense of $40 million.

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant’s Compensation Committee approved the grant of incentive awards of approximately $70 million to the key employees and senior officers of the Company initially cash-based. As per the grant terms, such awards converted to Company RSUs and stock appreciation rights (“SARs”) on August 1, 2006. The awards vest ratably over a period of four years. The number of RSUs and SARs granted were 2.4 million and 0.8 million, respectively.

On May 2, 2006, Cendant’s Compensation Committee also approved the grant of performance-based incentive awards of approximately $8 million to certain executive officers of Realogy in the form of RSUs and SARs, the terms relating to vesting parameters were approved by the Company’s Compensation Committee on July 26, 2006 and were converted into equity awards relating to Realogy’s common stock on August 1, 2006. The awards vest at the end of a three-year performance period, subject to the attainment of specific performance goals related to the growth of

Realogy’s adjusted earnings per share over a period of three years. The number of RSUs and SARs granted were 0.2 million and 0.3 million, respectively.

The Company utilized the Black Scholes pricing model to estimate the fair value of the SARs on the date of each grant. The Company utilized the historical and implied volatilities of its peer group with similar business models to estimate the Company’s volatility. The estimated holding period for the SARs was determined based upon the simplified method described in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The contractual term of the SARs is seven years. The following table presents the assumptions used to determine the estimated fair value.

	Time Vested	Performance-
	SARs	based SARs

Expected holding period (years)	4.75	5.00
Risk free interest rate	4.9%	4.9%
Dividend yield	0%	0%
Expected volatility	30%	30%

The activity related to the Company’s incentive equity awards from the date of Separation to September 30, 2006 consisted of the following:

	SARs		RSUs		Options

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant	of	Grant	of	Exercise
	SARs	Price	RSUs	Price	Options(c)	Price

Balance at August 1, 2006	1.1	$26.10	5.2	$29.98	29.7	$29.96
Vested/exercised (a)	–	–	(2.6)	33.82	(0.1)	16.52
Canceled	–	–	–	–	(0.3)	31.74

Balance at September 30, 2006 (b)	1.1	$26.10	2.6	$26.10	29.3	$29.98

(a)	Stock options exercised during the two months ended September 30, 2006 had an intrinsic value of less than $1 million.
(b)	As of September 30, 2006, the Company’s outstanding “in the money” stock options (approximately 8.1 million shares) had aggregate intrinsic value of $49 million. Aggregate unrecognized compensation expense related to SARs and RSUs amounted to $70 million as of September 30, 2006, which is expected to be recognized ratably over a weighted average vesting period of 3.44 years.
(c)	Options outstanding as of September 30, 2006 have a weighted average remaining contractual life of 3.17 years and all options are exercisable.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2006 through the date of separation, Cendant allocated pre-tax stock-based compensation expense of $1 million and $10 million ($1 million and $6 million after tax), respectively, to the Company compared to $5 million and $12 million ($3 million and $7 million after tax) for the three and nine months ended September 30, 2005. Such compensation expense relates only to the options and RSUs that were granted by Cendant to the Company’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the award. As previously discussed, Cendant accelerated the vesting of these awards in connection with the Separation.

During the three and nine months ended September 30, 2006, the Company recorded additional stock-based compensation expense of $5 million and $8 million ($3 million and $5 million after tax), respectively, related to the incentive equity awards granted by the Company.

12.	Related Party Transactions with Cendant Prior to Separation

Distribution of Capital to Cendant

The Company’s relocation business was a subsidiary of PHH Corporation (“PHH”) through January 31, 2005, the date Cendant completed its spin-off of PHH. In connection with the spin-off, the Company eliminated all intercompany receivables due from PHH through a distribution of capital. Accordingly, at January 31, 2005, the Company recorded a non-cash reduction of $609 million to invested equity on its Condensed Consolidated and Combined Balance Sheet.

Due to Cendant, Net

The following table summarizes related party transactions that occurred between the Company and Cendant through the date of Separation including the assumption of certain liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Due to Cendant, balance at beginning of period	$658	$811	$440	$386
Corporate related functions	7	25	55	79
Related party agreements	–	(2)	(1)	(3)
Income taxes, net	27	142	121	420
Net interest earned on amounts due from/(to) Cendant	(2)	(3)	(11)	(5)
Transfers to Cendant and affiliates, net	(523)	(341)	(437)	(245)
Assumption of liabilities and forgiveness of intercompany balance	(167)	–	(167)	–

	(658)	(179)	(440)	246

Due to Cendant, balance at end of period	$–	$632	$–	$632

The average balances due to Cendant for the nine months ended September 30, 2006 and 2005 were $220 million and $509 million, respectively. In conjunction with the Separation, the remaining intercompany balance due to Cendant of $167 million was contributed to capital.

Corporate Related Functions

The Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on either a percentage of the Company’s forecasted revenues or, in the case of the Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate overhead expense allocations include executive management, tax, accounting, legal and treasury services, certain employee benefits, and real estate usage for common space. During the three months ended September 30, 2006 and 2005 the Company was allocated $3 and $10 million, respectively, of general corporate expenses from Cendant. During the nine months ended September 30, 2006 and 2005 the Company was allocated $24 and $29 million, respectively, of general corporate expenses from Cendant. These amounts are included within the general and administrative expenses line item on the accompanying Condensed Consolidated and Combined Statements of Income.

Cendant also incurs certain expenses on behalf of the Company. These expenses, which directly benefit the Company, are allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations include costs associated with insurance, information technology, revenue franchise audit, telecommunications, and real estate usage for Company-specific space. During the three months ended September 30, 2006 and 2005 the Company was allocated $4 million and $15 million, respectively, of expenses directly benefiting the Company. During the nine months ended September 30, 2006 and 2005 the Company was allocated $31 million and $50 million, respectively, of expenses directly benefiting the Company. These amounts are included within the general and administrative expenses line item on the accompanying Condensed Consolidated and Combined Statements of Income.

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

Related Party Agreements

The Company conducted the following business activities with Cendant and its other subsidiaries: (i) provides employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (ii) provides commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iii) provides brokerage and settlement services products and services; (iv) utilizes corporate travel management services of Cendant’s travel distribution services business; and (v) designates Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. In connection with these activities, the Company recorded no net revenues and $2 million during the three months ended September 30, 2006 and 2005, respectively, and $1 million and $3 million during the nine months ended September 30, 2006 and 2005, respectively, which approximates the fair value of the services provided by or to the Company.

Income Taxes, net

The Company was included in the consolidated federal and state income tax returns of Cendant through the date of Separation. The net income tax payable to Cendant which was recorded as a component of the due to Cendant, net line item on the accompanying Combined Condensed Balance Sheets, was forgiven at the date of Separation.

Net Interest Earned on Amounts Due from and to Cendant and Advances to Cendant, net

Also in the ordinary course of business, Cendant swept cash from the Company’s bank accounts and the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant. Certain of the advances between the Company and Cendant were interest bearing. In connection with the interest bearing activity, the Company recorded net interest income for the three months ended September 30, 2006 and 2005 of $2 million and $3 million, respectively and $11 million and $5 million for the nine months ended September 30, 2006 and 2005, respectively.

13.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Assets and Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 62.5% of these Cendant liabilities. At Separation, the amount of liabilities which were assumed by the Company approximated $843 million. This amount was comprised of certain Cendant Corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Wyndham Worldwide and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $843 million is comprised of $138 million for litigation matters, $401 million for tax liabilities, $233 million for other contingent and corporate liabilities and $71 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $67 million of the $71 million pertain to litigation liabilities). Of these liabilities, $757 million are recorded in Due to Former Parent at September 30, 2006 on the Condensed Consolidated and Combined Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former parent.

Following is a discussion of the liabilities on which the Company issued guarantees:

•	Contingent litigation liabilities The Company has assumed 62.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities could vary considerably and is expected to occur over several years.

•	Contingent tax liabilities The Company is liable for 62.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities could vary considerably and is expected to occur over several years.

•	Cendant contingent and other corporate liabilities We have assumed 62.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party, in each case to the extent incurred by the date of separation of Travelport. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Corporation assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Wyndham Worldwide and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

In addition, the Company received the right to 62.5% of the proceeds from Cendant’s preferred stock and warrants investment in Affinion Group Holdings, Inc. The book value of this investment is $58 million and is classified as long term in due from former parent.

Transactions with Avis Budget Group and Wyndham Worldwide

Prior to our Separation from Cendant, we entered into a Transition Services Agreement with Cendant, Wyndham Worldwide and Travelport to provide for an orderly transition to being an independent company. Under the Transition Services Agreement, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the Transition Services Agreement may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the three months ended September 30, 2006, the Company recorded $2 million of expenses and less than $1 million in other income in the Condensed Consolidated and Combined Statements of Income related to these agreements.

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture, which has a 50-year term and is subject to earlier termination upon the occurrence of certain events or at the Company’s election at any time after January 31, 2012 by providing two years’ notice to PHH. During the nine months ended September 30, 2006 the Company invested an additional $3 million in PHH Home Loans. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. The Company also entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. Under such agreement, the Company must (i) recommend PHH Home Loans as the exclusive provider of mortgage loans to independent sales associates, employees and customers of the Company’s real estate brokerage and relocation businesses and (ii) sell mortgage origination businesses acquired by the Company’s real estate brokerage business to the PHH Home Loans pursuant to pre-specified pricing parameters. Additionally, the Company maintains a marketing agreement with PHH whereby PHH is the exclusive recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. This marketing agreement expires in 2030. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company. The Company also subleases office space to PHH. In connection with these agreements, the Company recorded net revenues, including equity earnings, of $5 million and $3 million during the three months ended September 30, 2006 and 2005, respectively, and $9 million and $9 million during the nine months ended September 30, 2006 and 2005, respectively.

14.	Commitments and Contingencies

Under the Tax Sharing Agreement, the Company is responsible for 62.5 percent of any payments made to the IRS to settle claims with respect to tax periods ending on or prior to the separation date. Our Condensed Consolidated and Combined Balance Sheet at September 30, 2006 reflects liabilities to Cendant of $401 million relating to tax matters for which the Company is potentially liable under the Tax Sharing Agreement.

The IRS is currently examining Cendant’s federal income tax returns for taxable years 1998 through 2002 during which the Company’s business was included in Cendant’s tax returns. Over the course of the audit, the Company and Cendant have responded to various requests for information, primarily focused on the 1999 statutory merger of Cendant’s former fleet business; the calculation of the stock basis in the 1999 sale of a Cendant subsidiary; and the deductibility of expenses associated with the shareholder class action litigation resulting from the merger with CUC. Recently, Cendant advised the Company that it will accept the IRS’s proposed assessments on all issues affecting the 1998 to 2002 examination period except for the assessments relating to the shareholder litigation. We believe our reserves are adequate with respect to all issues, including with respect to the IRS claims relating to the shareholder litigation. Cendant has advised the Company that it believes it has a strong legal basis for its shareholder litigation position and has a tax opinion from a third party supporting Cendant’s position. Cendant and the Company believe Cendant will prevail on the shareholder litigation position upon further review by the IRS or through litigation, if necessary. If Cendant were not successful on this position, there may be a material adverse effect on the Company’s net income or cash flows in the period or periods for which that determination is made.

The Company believes that its accruals for tax liabilities outlined in the Separation and Distribution Agreement are adequate for all remaining open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessment can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21 name and goodwill based upon purported changes made to the Century 21 system after the Company acquired it in 1995; (ii) contending that the Company’s written disclosures failed to adequately disclose certain fees charged to consumers; (iii) concerning so called violations of RESPA and California’s Unfair Competition Law with respect to whether a product and service provided by a joint venture to which the Company was a party constitutes a settlement service; (iv) concerning the Company’s methods of disclosure with respect to certain fees charged for services provided by third parties to title customers; (v) contending that the Company purportedly conspired with certain local real estate and mortgage related businesses and individuals in Mississippi who have been alleged to have exaggerated the appraised values on about 90 properties; (vi) contending that the Company violated its franchise obligations to a particular franchisee based upon NRT’s use of the Coldwell Banker trademark; (vii) contending that the Company may have failed to pay appropriate wages to certain categories of title employees; and (viii) contending that a group of independent contractor agents working in a particular NRT brokerage office are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision.

The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued for could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its condensed consolidated and combined financial position or liquidity.

15.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense, income taxes and minority interest, each of which is presented on the Company’s Condensed

Consolidated and Combined Statements of Income. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Three Months Ended September 30,

	2006		2005

	Net		Net
	Revenues (a)	EBITDA	Revenues (a)	EBITDA

Real Estate Franchise Services	$233	$158	$286	$219
Company Owned Real Estate Brokerage Services	1,337	28	1,667	123
Relocation Services	142	33	140	42
Title and Settlement Services	109	14	93	21
Corporate and Other (b)	(87)	(31)	(111)	–

Total Company (c)	$1,734	$202	$2,075	$405

Less: Depreciation and amortization		36		34
Interest (income) expense, net		14		(4)

Income before income taxes and minority interest		$152		$375

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include $87 million and $107 million of intercompany royalties paid by the Company Owned Real Estate Brokerage Services segment during the quarters ended September 30, 2006 and 2005, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Real Estate Franchise Services segment include $4 million of intercompany royalties paid by the Title and Settlement Services segment during the quarter ended September 30, 2005. Such amount is also eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $15 million and $17 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the quarters ended September 30, 2006 and 2005, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments and corporate costs beginning in 2006.
(c)	Includes $57 million, $14 million and $3 million of separation costs, restructuring costs and former parent legacy costs, respectively, for the three months ended September 30, 2006 compared to $1 million in restructuring costs for 2005. Former parent legacy costs are residual costs of Cendant for legal, investigation and other charges.

	Nine Months Ended September 30,

	2006		2005

	Net		Net
	Revenues (a)	EBITDA	Revenues (a)	EBITDA

Real Estate Franchise Services	$681	$478	$759	$570
Company Owned Real Estate Brokerage Services	3,940	55	4,435	231
Relocation Services	379	82	378	103
Title and Settlement Services	313	37	245	46
Corporate and Other (b)	(255)	(36)	(297)	–

Total Company (c)	$5,058	$616	$5,520	$950

Less: Depreciation and amortization		107		95
Interest (income) expense, net		5		(3)

Income before income taxes and minority interest		$504		$858

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include $255 million and $286 million of intercompany royalties paid by the Company Owned Real Estate Brokerage Services segment during the nine months ended September 30, 2006 and 2005, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Real Estate Franchise Services segment include $11 million of intercompany royalties paid by the Title and Settlement Services segment during the nine months ended September 30, 2005. Such amount is also eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $43 million and $45 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the nine months ended September 30, 2006 and 2005, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments and corporate costs beginning in 2006.
(c)	Includes $65 million, $26 million and $3 million of separation costs, restructuring costs and former parent legacy costs, respectively, for the nine months ended September 30, 2006 compared to $6 million in restructuring costs in 2005.

16.	Subsequent Events

Share Repurchase Program
On August 23, 2006, the Company announced that the Board of Directors had authorized a share repurchase program to repurchase up to 48 million shares of the Company’s approximately 250 million outstanding shares, or approximately 19% of our outstanding common stock. On August 28, 2006, in furtherance of the share repurchase program, the Company commenced a modified “Dutch Auction” tender offer for up to 32 million shares of its common stock, with the option to purchase an additional 2% of its outstanding shares (or approximately 5 million shares) without extending the offer beyond its expiration date, at a price not greater than $23.00 nor less than $20.00 per share. On October 6, 2006, the Company completed the tender offer by purchasing 37 million shares of its common stock (including the associated preferred stock purchase rights) at a price of $23.00 per share for a total cost of $851 million, excluding fees and expenses relating to the tender offer.

On October 11, 2006, the Company announced that, pursuant to its previously announced share repurchase program to purchase up to 48 million shares, it plans to repurchase up to 11 million shares of its common stock through open market purchases. The Company has repurchased approximately 1,177,000 of these shares by October 31, 2006 at an average price of $26.71 per share.

Bond Offering; Repayment of Interim Loan Facility
On October 20, 2006, the Company completed a bond offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S under the Securities Act, for $1,200 million aggregate principal amount of three-, five- and ten-year senior notes. The 2009 Notes have an interest rate equal to three-month LIBOR plus 0.70%, payable quarterly. The 2011 Notes have a fixed interest rate of 6.15% per annum; and the 2016 Notes have a fixed interest rate of 6.50% per annum. Interest on the 2011 Notes and 2016 Notes will be payable semi-annually. The interest rates payable on the Notes will be subject to adjustment from time to time if either of the debt ratings applicable to the Notes is downgraded to a non-investment grade rating.

Under the Registration Rights Agreement dated October 20, 2006 that Realogy entered into with the representatives of the initial purchasers of the Notes, Realogy has agreed to make an offer to exchange each series of Notes for substantially similar notes that are registered under the Securities Act of 1933. If the exchange offers are not available or cannot be completed or some holders are not able to participate in the exchange offers for one or more series of Notes, Realogy has agreed to file a shelf registration statement to cover resales of the Notes under the Securities Act. If Realogy does not comply with these obligations within specified time periods, it will be required to pay additional interest on the Notes.

If the Company experiences specific kinds of changes in control and each of the debt ratings on the notes is non-investment grade on any date within a specified period of time following a public notice of an arrangement that could result in a change of control, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest.

On October 20, 2006, the Company applied the net proceeds from this offering and cash and cash equivalents on hand to repay all of the $1,225 million outstanding under the interim term loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Condensed Consolidated and Combined Financial Statements and accompanying Notes thereto included elsewhere herein and with our Combined Condensed Financial Statements and accompanying Notes included in the Information Statement, filed on Form 8-K on July 19, 2006. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before income taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW
We are a global provider of real estate and relocation services and operate our business in the following four segments:

•	Real Estate Franchise Services— franchises the Century 21, Coldwell Banker, ERA, Sotheby’s International Realty and Coldwell Banker Commercial brand names.

•	Company Owned Real Estate Brokerage Services (NRT)— operates a full-service real estate brokerage business principally under the Coldwell Banker, ERA, Corcoran Group and Sotheby’s International Realty brand names.

•	Relocation Services— primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

•	Title and Settlement Services— provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.
On October 23, 2005, the Board of Directors of Cendant preliminarily approved a plan to separate Cendant into four separate companies— one for each of Cendant’s real estate services, travel distribution services, hospitality services (including timeshare resorts) and vehicle rental businesses. In furtherance of this plan, Cendant transferred all of the assets and liabilities of its real estate services businesses to Realogy, and on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding as of the close of business on July 21, 2006, the record date for the distribution. Pursuant to the separation plan, Cendant also (i) distributed all of the shares of common stock of Wyndham Worldwide, the Cendant subsidiary that directly or indirectly holds the assets and liabilities associated with Cendant’s hospitality services (including timeshare resorts) businesses, on July 31, 2006 and (ii) sold all of the common stock of Travelport, the Cendant subsidiary that directly or indirectly holds the assets and liabilities associated with Cendant’s travel distribution services businesses, on August 23, 2006. Realogy common stock commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “H” on August 1, 2006. On August 29, 2006, Cendant announced that it had changed its name to Avis Budget Group, Inc.
Before our separation from Cendant, we entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our separation from Cendant. Under the Separation and Distribution Agreement, in particular, we were assigned 62.5% of certain contingent and other corporate assets, and assumed 62.5% of certain contingent and other corporate liabilities, of Cendant or its subsidiaries which are not primarily related to our business or the businesses of Wyndham Worldwide, Travelport or Cendant’s Vehicle Rental business, and Wyndham Worldwide was assigned 37.5% of such contingent and other corporate assets and assumed 37.5% of such contingent and other corporate liabilities. The contingent assets of Cendant or its subsidiaries include assets relating to (i) certain minority investments of Cendant which do not primarily relate to us, Wyndham Worldwide, Travelport or Cendant, (ii) rights to receive payments under certain tax-related agreements with former businesses of Cendant and (iii) rights under a certain litigation claim. We have not quantified the value of the contingent assets as these assets are subject to contingency in their realization and GAAP does not allow us to record any of the Cendant contingent assets on our balance sheet. The contingent and other corporate liabilities of Cendant or its subsidiaries include liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, including (subject to certain exceptions) liabilities for taxes of Travelport for taxable periods through the date of the Travelport sale, (iii) certain litigation matters, (iv) generally any actions with respect to the separation plan and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with the separation. We will generally act as the managing party and will manage and assume control of most legal matters related to the contingent and other corporate liabilities of Cendant.
Specifically, we have been allocated a portion of certain of Cendant’s corporate assets and have assumed a portion of certain of Cendant’s corporate liabilities. Upon Separation, we recorded due from former parent of $169 million, $8 million of other assets, $16 million of fixed assets, $138 million for litigation liabilities, $401 million for tax liabilities, $233 million for other contingent and corporate liabilities and $71 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $67 million of the $71 million pertain to litigation liabilities).
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
In connection with our Separation, we entered into a $1,325 million interim loan facility, a $1,050 million revolving credit facility and a $600 million term loan facility. Shortly before our Separation from Cendant, we utilized the full capacity under these facilities with the exception of $750 million. The proceeds received in connection with the $2,225 million of borrowings were transferred to Cendant for the purpose of permitting Cendant to repay a portion of Cendant’s corporate debt and to satisfy other costs as described above. Subsequently, the Company recorded an adjustment to the initial $2,225 million transfer of reflect the return of $42 million to the Company. The amounts received are subject to final true-up adjustments.
On August 23, 2006 Cendant announced that it had completed the sale of Travelport for $4,300 million subject to certain closing adjustments and promptly thereafter, Cendant, pursuant to the Separation and Distribution Agreement, distributed to us $1,423 million of the cash proceeds from the sale to us. Subsequently, the Company recorded additional net proceeds of $2 million. The actual amount of the Travelport proceeds may be more or less than the amount provided to us by Cendant depending on various adjustments, including, purchase price adjustments based on the levels of cash, working capital and certain other expenses at Travelport at the time of its sale. Accordingly, we may receive additional amounts or be required to return certain of these amounts to Cendant. We utilized $300 million of the proceeds to repay the revolving credit facility and $100 million to reduce the borrowings under the interim loan facility.
On August 23, 2006, we announced that our Board of Directors had authorized a share repurchase program to repurchase up to 48 million shares of our approximately 250 million outstanding shares, or approximately 19% of our outstanding common stock. We intend to use available cash to fund our share repurchase program. On August 28, 2006, in furtherance of the share repurchase program, we commenced a modified “Dutch Auction” tender offer for up to 32 million shares of our common stock, with the option to purchase an additional 2% of its outstanding shares (or approximately 5 million shares) without extending the offer beyond its expiration date, at a price not greater than $23.00 nor less than $20.00 per share. The offer to purchase shares expired on September 26, 2006 and on October 6, 2006, we completed the tender offer, by purchasing 37 million shares of our common stock at a price of $23.00 per share for a total cost of $851 million. We intend to purchase the remaining 11 million shares through open market repurchases.
Under the Tax Sharing Agreement, there are restrictions on Realogy’s ability to take actions that could cause the distribution to fail to qualify as a tax-free transaction, including, in certain cases, redeeming equity securities, selling or otherwise disposing of a substantial portion of its assets or acquiring businesses or assets with equity securities, in each case, for a period of 24 months from the day after the distribution. We believe that the current share repurchase program will not affect the tax-free nature of the Separation because it is consistent with the IRS’s “safe harbor” for open market purchases of no more than 20% of a spin-off company’s stock outstanding at the time of a tax-free distribution within 24 months from the date of distribution.
On September 25, 2006, the Company entered into an agreement to amend its Apple Ridge Funding LLC borrowing arrangement to increase the borrowing capacity under the facility by $150 million to an amount not to exceed $700 million.
On October 20, 2006, the Company issued $1,200 million aggregate principal amount senior notes. The aggregate principal amount of the notes is comprised of: $250 million of floating rate senior notes due in October 20, 2009, $450 million of senior notes due in October 15, 2011 (the “five-year notes”), and $500 million of senior notes due in October 15, 2016 (the “10-year notes”). The floating rate notes have an interest rate of LIBOR plus 0.70%, the five-year notes have a fixed interest rate of 6.15%, and the 10-year notes have a fixed interest rate of 6.50%. The notes are unsecured obligations of

Realogy and rank equally in right of payment with all of Realogy’s other unsecured senior indebtedness. On October 20, 2006, the proceeds from the sale of the notes together with cash and cash equivalents on hand were utilized to repay all of the outstanding indebtedness under the interim loan facility.
Prior to the Separation and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million and $10 million during the three months ended September 30, 2006 and 2005, respectively and $24 million and $29 million during the nine months ended September 30, 2006 and 2005, respectively. In connection with the Separation, we have entered into an agreement with Cendant, Wyndham Worldwide and Travelport relating to the provision of various transitional services. As a result of these allocations, the historical financial information for such periods may not necessarily be indicative of what our results of operations, financial position or cash flows will be in the future and may not be comparable to periods ending after July 31, 2006.
Industry Trends
Our businesses compete primarily in the domestic residential real estate brokerage market. Residential real estate brokerage companies typically realize revenues as a commission that is based on a percentage of the price of each home sold. As a result, the real estate brokerage industry generally benefits from rising home prices and increased volume of homesales. We believe that long-term demand for housing and the growth of our industry is primarily driven by the economic health of the domestic economy, positive demographic trends such as population growth and increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply.
During the first half of this decade, based on information published by NAR, existing homesales volumes have risen to their highest levels in history. That growth rate has reversed in 2006 and FNMA and NAR are both forecasting, as of October 2006, a 9% decrease in the number of existing homesales during 2006 compared to 2005. Our recent financial results confirm this trend as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses during 2006 compared to 2005. For the nine months ended September 30, 2006, our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses experienced, including acquisitions, closed homesale side decreases of 18% and 15%, respectively, compared to the nine months ended September 30, 2005. In 2005, our Company Owned Brokerage Real Estate Services realized approximately 60% of its revenues from California (30%), Florida (12%) and the New York metropolitan area (18%). We believe that the decline of 15% in the number of homesale sides for the nine months ended September 30, 2006, is reflective of industry trends, especially in Florida and California where our Company Owned Real Estate Brokerage Services segment has experienced homesale side declines of 43% and 26%, respectively, during the same period. FNMA’s and NAR’s forecasts, as of October 2006, of 5% and 1% decreases, respectively, in existing homesales during 2007 compared to 2006 are further reflective of the notion that we are returning to more normal activity levels.
Based upon information published by NAR, from 2000 to 2005, the median price of existing homes increased at a compound annual growth rate, or CAGR, of 10.1% compared to a CAGR of 6.6% from 1972 to 2005, and in 2004 and 2005, the annual increases were 15.3% and 12.4%, respectively. That rate of increase has slowed in 2006 and FNMA and NAR are forecasting, as of October 2006, a 2% increase in the median home sale price of existing homes for 2006 as compared to 2005. In addition, according to NAR, median existing homesale prices in August 2006 were 1.7% lower than median prices in August 2005, representing the first year-over-year decline in median homesale prices since 1995. During the third quarter of 2006, our results have confirmed that the growth in the average price of homes sold has slowed in comparison to 2005 and the first half of 2006. We expect this trend to continue throughout 2006. We expect to see continued weakness in the number of homesale transactions in 2006 due primarily to prospective buyers remaining cautious and sellers not yet adjusting their home price expectations to reflect current market conditions. FNMA and NAR also expect this trend will continue in the near term as they are forecasting, as of October 2006, a 0.4% decrease and 2% increase, respectively, in the median price of existing homes during 2007.
Despite the near term expected moderation in the number of existing home sales and median existing homesale prices, we believe that the housing market will continue to benefit from expected positive long-term demographic trends, such as population growth and increasing home ownership rates, and economic fundamentals including rises in gross domestic product (“GDP”) and historically moderate interest rates. According to Global Insight, GDP is expected to grow over the next five years. Although higher mortgage rates could impact the number of homes sold in any period, according to Global Insight, the average 30-year fixed mortgage rates are currently projected to be between 6.8% and 7.3% through 2015, compared to an average annual 30-year mortgage rate of 9.4% since 1972 according to Freddie Mac.

Key Drivers of Our Businesses
Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction and iv) and gross commission per side which represents the average commission we earn before expenses. The average homesale broker commission rate has been declining several basis points per year over the last several years, the effect of which has historically been more than offset by increases in homesale prices. The average broker commission rate for the first three quarters of 2006 has remained stable, however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue. In addition, in our Real Estate Franchise Services segment, we also use the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region.
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of transferees we serve and (ii) referrals, which represents the number of referrals from which we earned revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing sides, which represents the number of title and closing sides processed as a result of home purchases, (ii) refinance title and closing sides, which represents the number of title and closing sides processed as a result of homeowners refinancing their home loans, and (iii) average price per closing unit, which represents the average fee we earn on purchase title and refinancing title sides.
Of these measures, closed homesale sides, average price and average broker commission rate are the most critical to our business and therefore have the greatest impact on our net income and segment “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (other than interest expense relating to secured obligations), income taxes and minority interest, each of which is presented on our Condensed Consolidated and Combined Statements of Income.

The following table presents our drivers for the three and nine month periods ended September 30, 2006. See Results of Operations section for a discussion as to how the material drivers affected our business for the periods presented. The following table reflects our actual driver changes, however, it is adjusted in the footnotes to reflect organic changes.

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006

	2006	2005	% Change	2006	2005	% Change

Real Estate Franchise Services
Closed homesale sides (a)	402,109	516,534	(22)%	1,176,920	1,427,379	(18)%
Average homesale price	$231,997	$233,211	(1)%	$231,127	$222,254	4%
Average homesale broker commission rate	2.46%	2.50%	(4 bps)	2.47%	2.52%	(5 bps)
Net effective royalty rate	4.95%	4.69%	26 bps	4.86%	4.69%	17 bps
Royalty per side	$290	$283	2%	$284	$268	6%
Company Owned Real Estate Brokerage Services
Closed homesale sides (b)	103,850	135,463	(23)%	307,476	362,393	(15)%
Average homesale price	$489,751	$476,636	3%	$491,256	$470,904	4%
Average homesale broker commission rate	2.48%	2.48%	—	2.48%	2.49%	(1 bps)
Gross commission income per side	$12,678	$12,180	4%	$12,647	$12,104	4%
Relocation Services
Initiations	31,785	32,250	(1)%	103,608	95,283	9%
Referrals	21,761	25,149	(13)%	67,237	72,433	(7)%
Title and Settlement Services
Purchase Title and Closing Units (c)	42,442	43,613	(3)%	125,385	115,890	8%
Refinance Title and Closing Units (c)	9,551	14,222	(33)%	30,557	38,912	(21)%
Average price per closing unit	$1,430	$1,411	1%	$1,406	$1,387	1%

(a)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment. In addition, the amounts presented for the three and nine month periods ended September 30, 2005 include 7,221 and 22,814 sides, respectively, prior to acquisitions of third-party franchisees made by NRT subsequent to July 1, 2005 for the quarterly period and subsequent to January 1, 2005 for the nine month period. Excluding these amounts, closed homesale sides would have decreased 21% and 16% for the three and nine month periods ended September 30, 2006, respectively.

(b)	The amounts presented for the three and nine month periods ended September 30, 2006 include 3,117 and 15,558 sides, respectively, as a result of larger acquisitions made by NRT subsequent to July 1, 2005 for the quarterly period and subsequent to January 1, 2005 for the nine month period. Excluding these amounts, closed homesale sides would have decreased 26% and 19% for the three and nine month periods ended September 30, 2006, respectively.

(c)	The amounts presented for the three and nine month periods ended September 30, 2006 include 7,796 and 23,915 purchase units and 300 and 908 refinance units, respectively, as a result of the acquisition of Texas American Title Company, which was acquired on January 6, 2006. Excluding these amounts, purchase title and closing units would have decreased 21% and 12% for the three and nine month periods ended September 30, 2006, respectively, and refinance title and closing units would have decreased 35% and 24% for the three and nine month periods ended September 30, 2006, respectively.

RESULTS OF OPERATIONS
Discussed below are our consolidated and combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.
EBITDA includes cost allocations from Cendant representing our portion of general corporate overhead. For the three months ended September 30, 2006 and 2005, the amounts allocated were $3 million and $10 million, respectively, for such costs. For the nine months ended September 30, 2006 and 2005, Cendant allocated $24 million and $29 million, respectively. Cendant allocated such costs to us based on a percentage of our forecasted revenues or, in the case of our Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate expense allocations include costs related to Cendant’s executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space. The allocations are not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.
THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE MONTHS ENDED SEPTEMBER 30, 2005
Our consolidated and combined results comprised the following:

	Three Months Ended
	September 30,

	2006	2005	Change

Net revenues	$1,734	$2,075	$(341)
Total expenses (1)	1,582	1,700	118

Income before income taxes and minority interest	152	375	(223)
Provision for income taxes	64	147	83
Minority interest, net of tax	1	1	—

Net income	$87	$227	$(140)

(1)	Total expenses for the three months ended September 30, 2006 include $6 million, $14 million, $57 million and $3 million of stock compensation costs, restructuring costs, separation costs and former parent legacy costs, respectively. Total expenses for the three months ended September 30, 2005 include $5 million and $1 million of stock compensation costs and restructuring costs, respectively.
Net revenues decreased $341 million (16%) for the third quarter 2006 compared with third quarter 2005 principally due to a decrease in organic revenues in our Company owned real estate brokerage services, reflecting decreases in transaction sides volume across the real estate industry and moderating growth in the average prices of homes sold, partially offset by a $99 million increase in revenues as a result of larger acquisitions consummated subsequent to July 1, 2005.
Total expenses decreased $118 million (7%) principally reflecting a reduction of $275 million of commission expenses paid to real estate agents offset by an increase in expenses of $89 million related to the aforementioned acquisitions by the Company Owned Real Estate Brokerage Services segment, and the acquisition of title and underwriting companies in Texas by the Title and Settlement Services Segment as well as a net incremental increase in separation costs of $57 million, net interest expense of $18 million and restructuring costs of $13 million.
Our effective tax rate for the third quarter of 2006 increased to 42% from 39% in the third quarter of 2005 due to the presence of $4 million of discrete tax items being recorded in the third quarter of 2006 related to IRS examination adjustments and the finalization of the 2005 tax return. The Company’s annualized effective tax rate is still expected to be approximately 39% for 2006.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			EBITDA			Margin

			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Real Estate Franchise Services	$233	$286	(19)	$158	$219	(28)	68%	77%	(9)
Company Owned Real Estate Brokerage Services	1,337	1,667	(20)	28	123	(77)	2%	7%	(5)
Relocation Services	142	140	1	33	42	(21)	23%	30%	(7)
Title and Settlement Services	109	93	17	14	21	(33)	13%	23%	(10)

Total Reportable Segments	1,821	2,186	(17)	233	405	(42)
Corporate and Other (a)	(87)	(111)	*	(31)	—	*

Total Company (b)	$1,734	$2,075	(16)	$202	$405	(50)	12%	20%	(8)

Less: Depreciation and amortization				36	34
Interest income, net				14	(4)

Income before income taxes and Minority interest				$152	$375

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists primarily of (i) intercompany royalties of $87 million and $107 million paid by our Company Owned Real Estate Brokerage Services segment during the three months ended September 30, 2006 and 2005, respectively, and (ii) intercompany royalties of $4 million paid by our Title and Settlement Services segment to our Real Estate Franchise Services segment during the three months ended September 30, 2005.
(b)	Includes $14 million, $57 million and $3 million of restructuring costs, separation costs and former parent legacy costs, respectively, for the three months ended September 30, 2006 compared to $1 million in restructuring costs for 2005. These costs negatively affected the period over period change in EBITDA by 18 percentage points.
As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased eight percentage points for the three months ended September 30, 2006 compared to the same period in 2005. EBITDA for the three months ended September 30, 2006 includes $57 million, $14 million and $3 million of separation costs, restructuring costs and former parent legacy costs incurred by us. Substantially all of the separation costs incurred in the three months ended September 30, 2006 related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards. Approximately $36 million of these costs were allocated to the business segments and therefore contributed to the decrease in EBITDA margin for each of the segments discussed below. On a segment basis, the Real Estate Franchise Services segment decreased nine percentage points to 68% versus the rate of 77% in the comparable prior period. The three months ended September 30, 2006 reflected a decrease in the number of homesale transactions, decreased average commission rate and a 1% decline in the average price of homes sold compared to the same period in the prior year. The Company Owned Real Estate Brokerage Services segment decreased five percentage points to 2% from 7% in the comparable prior period. The three months ended September 30, 2006 reflected a reduction in commission income earned on homesale transactions and an increase in expenses due to inflation, separation and restructuring expenses and to support the increased number of offices in which we operate. While the principal cost of the Company Owned Real Estate Brokerage Services business consists of agents’ shares of commissions that fluctuate with revenue, we have certain fixed costs associated with our store fronts that are fixed in the short term. The Relocation Services segment decreased seven percentage points to 23% from 30% in the comparable period primarily driven by separation and restructuring charges, a shift in mix to a greater proportion of lower margin at-risk homesale business, and lower volume and average fees in our domestic relocation business. The Title and Settlement Services segment decreased ten percentage points to 13% from 23% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced organic resale and refinancing volume.
Real Estate Franchise Services
Revenues and EBITDA decreased $53 million and $61 million, respectively, for the quarter ended September 30, 2006 compared with the same quarter in 2005.
The decrease in revenue is partially attributable to a $30 million decrease in third-party franchisees royalty revenue which was due to a 22% decrease in the number of homesale transactions from our third-party franchisees and a decrease in the average broker commission rate earned by our franchises from 2.50% in third quarter 2005 to 2.46% in third quarter 2006. The average broker commission rate has remained steady at 2.46% for each of the first three quarters of 2006. In addition, the average price of homes sold decreased by 1% for the quarter, which is reflective of the downward trend in the growth of sales prices during 2006. We expect this trend to continue through the end of 2006 as inventory levels and the balance between supply and demand returns to more normalized levels. We also expect to see continued weakness in the number of homesale transactions in 2006 due primarily to prospective buyers remaining cautious and sellers not yet adjusting their home price expectations to reflect current market conditions.
The decrease in revenue is also attributable to a decrease in royalties received from our company owned real estate brokerage services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $87 million and $107 million during third quarter of 2006 and 2005, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for real estate franchise services.
The decrease in EBITDA was principally due to the reduction in revenues noted above as well as separation costs of approximately $10 million primarily related to the accelerated vesting of Cendant equity awards.
Company Owned Real Estate Brokerage Services
Revenues and EBITDA decreased $330 million and $95 million, respectively, for the quarter ended September 30, 2006 compared with the same quarter in 2005.
The decrease in revenues from our company owned real estate brokerage services business was partially offset by incremental revenues attributable to larger acquisitions made subsequent to July 1, 2005, which together contributed incremental revenues and EBITDA of $63 million and $4 million, respectively, to 2006 operating results (reflected within the EBITDA contribution is $4 million of intercompany royalties paid to the Real Estate Franchise segment which is eliminated in consolidation but does affect segment level EBITDA). Apart from these acquisitions, revenues and EBITDA decreased $393 million and $99 million, respectively, in third quarter 2006 as compared with third quarter 2005. This decrease in same store revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 26% decline in the number of homesale transactions, partially offset by a 2% increase in the average price of homes sold. The 2% period-over-period increase in average home price is reflective of the moderating trend in the growth of home sale prices during 2006. During the third quarter of 2006, the average price of homes sold grew, but slowed in comparison to 2005 and second quarter 2006. We expect this trend to continue for the remainder of 2006 as industry-wide inventory levels return to more normalized levels. The average broker commission rate of 2.48% has remained stable (within 1 basis point) per transaction side for the fifth consecutive quarter. We believe the 26% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. EBITDA also reflects a decrease of $275 million in commission expenses paid to real estate agents, a $13 million reduction in incentives and other bonuses and a $24 million decrease in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions. In addition, EBITDA further reflects $12 million of incremental restructuring costs (primarily facility related costs), $12 million of separation costs primarily related to the accelerated vesting of Cendant equity awards and $5 million of additional storefront costs offset by a net decrease of $12 million of other operating expenses.
We expect to see continued weakness in the number of homesale transactions for the remainder of 2006 due primarily to prospective buyers’ remaining cautious and sellers not yet adjusting their home price expectations to reflect current market conditions.
Relocation Services
Revenues increased $2 million and EBITDA decreased $9 million, respectively, for the quarter ended September 30, 2006 compared with the same quarter in 2005.
The increase in revenues from our relocation services business was primarily driven by $4 million of incremental management fees and commissions earned in our international services and $3 million from at-risk homesale services due to a larger proportion of homes coming into inventory without a third party buyer, where we earn a higher management fee, partially offset by a decrease in domestic revenue of $5 million primarily due to lower relocation referral volume. The decrease in EBITDA is principally due to $10 million of separation costs primarily related to the accelerated vesting of Cendant equity awards and higher relative expenses for the incremental international business as well as higher expenses for our at-risk homesale transactions. These decreases are partially offset by a reduction in insurance related reserves of $3 million due to a change in estimate, $3 million of net proceeds related to the realization of a contingent asset in connection with the previous disposal of a former subsidiary, as well as cost reduction activities.
Title and Settlement Services
Revenues increased $16 million and EBITDA decreased $7 million for the quarter ended September 30, 2006 compared with the same quarter in 2005.
The increase in revenues from our title and settlement services business is primarily due to the acquisition of multiple title and underwriting companies in Texas in a single transaction in January 2006, which contributed $36 million of revenue and $4 million of EBITDA to our third quarter 2006 operating results. These entities provide title and closing services, including title searches, title insurance, homesale escrow and other closing services. Title and closing revenue and EBITDA, excluding the Texas acquisition, decreased $20 million and $11 million, respectively, principally from reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in the other businesses. EBITDA further reflects an increase of $4 million in separation costs offset by the absence of $4 million of royalty payments made to our real estate franchise services group in the third quarter of 2006 compared to the same period in the prior year as the intercompany royalty agreement is no longer in place.
NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005
Our consolidated and combined results comprised the following:

	Nine Months Ended September 30,

	2006	2005	Change

Net revenues	$5,058	$5,520	$(462)
Total expenses (1)	4,554	4,662	108

Income before income taxes and minority interest	504	858	(354)
Provision for income taxes	200	337	137
Minority interest, net of tax	1	3	2

Net income	$303	$518	$(215)

(1)	Total expenses for the nine months ended September 30, 2006 include $18 million, $26 million, $65 million and $3 million of stock compensation costs, restructuring costs, separation costs and former parent legacy costs, respectively. Total expenses for the nine months ended September 30, 2005 include $12 million and $6 million of stock compensation costs and restructuring costs, respectively.
Net revenues decreased $462 million (8%) for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 principally due to a decrease in organic revenues in our Company owned real estate brokerage services, reflecting decreases in transaction sides volume across the real estate industry and moderating growth in the average prices of homes sold partially offset by a $311 million increase in revenues as a result of larger acquisitions consummated subsequent to January 1, 2005.
Total expenses increased $108 million (2%) principally reflecting a reduction of $490 million of commission expenses paid to real estate agents offset by an increase in expenses of $284 million related to larger acquisitions by NRT Incorporated, our wholly-owned real estate brokerage business and the acquisition of title and underwriting companies in Texas by the Title and Settlement Services Segment as well as restructuring costs of $20 million and separation costs of $65 million.
Our effective tax rate increased from 39% for the nine months ended September 30, 2005 to approximately 40% for the nine months ended September 30, 2006 due to $4 million of discrete tax items. The Company’s annualized effective tax rate is still expected to be approximately 39% for 2006.
Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA			Margin

			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Real Estate Franchise Services	$681	$759	(10)	$478	$570	(16)	70%	75%	(5)
Company Owned Real Estate Brokerage Services	3,940	4,435	(11)	55	231	(76)	1%	5%	(4)
Relocation Services	379	378	—	82	103	(20)	22%	27%	(5)
Title and Settlement Services	313	245	28	37	46	(20)	12%	19%	(7)

Total Reportable Segments	5,313	5,817	(9)	652	950	(31)
Corporate and Other (a)	(255)	(297)	*	(36)	—	*

Total Company (b)	$5,058	$5,520	(8)	$616	$950	(35)	12%	17%	(5)

Less: Depreciation and amortization				107	95
Interest income, net				5	(3)

Income before income taxes and Minority interest				$504	$858

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists primarily of (i) intercompany royalties of $255 million and $286 million paid by our Company Owned Real Estate Brokerage Services segment during the nine months ended September 30, 2006 and 2005, respectively, and (ii) intercompany royalties of $11 million paid by our Title and Settlement Services segment to our Real Estate Franchise Services segment during the nine months ended September 30, 2005.

(b)	Includes $65 million, $26 million and $3 million of separation costs, restructuring costs and former parent legacy costs, respectively, for the nine months ended September 30, 2006 compared to $6 million in restructuring costs in 2005. These costs negatively affected the period over period change in EBITDA by 9 percentage points.

As described in the above table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased five percentage points for the nine months ended September 30, 2006 compared to the same period in 2005. EBITDA for the nine months ended September 30, 2006 includes $26 million of restructuring costs, primarily related to the Company Owned Real Estate Brokerage Services segment, $65 million of separation costs and $3 million of former parent legacy costs incurred by us. The majority of the separation costs were incurred in the three months ended September 30, 2006 and primarily related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards. A portion of these costs were allocated to the business segments and therefore contributed to the decrease in EBITDA margin for each of the segments discussed below. On a segment basis, the Real Estate Franchise Services segment decreased five percentage points to 70% versus the rate of 75% in the comparable prior period. The nine months ended September 30, 2006 reflected a decrease in the number of homesale transactions, decreased average commission rate and a slowdown in the growth rate of the average price of homes sold. The Company Owned Real Estate Brokerage Services segment decreased four percentage points to 1% from 5% in the comparable prior period. The nine months ended September 30, 2006 reflected a reduction in commission income earned on homesale transactions and an increase in expenses due to inflation, separation and restructuring expenses and to support the increased number of offices in which we operate. While the principal cost of the Company Owned Real Estate Brokerage Services business consists of agents’ shares of commissions that fluctuate with revenue, we have certain costs associated with our store fronts that are fixed in the short term. The Relocation Services segment margin decreased five percentage points to 22% from 27% in the comparable period primarily driven by restructuring and separation costs and lower margins on our at-risk homesale business. The Title and Settlement Services segment decreased seven percentage points to 12% from 19% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced organic resale and refinancing volume, separation costs and an increase in infrastructure costs partially due to the PHH spin off.
Real Estate Franchise Services
Revenues and EBITDA decreased $78 million and $92 million, respectively, for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.
The decrease in revenue is mainly attributable to a $50 million decrease in third-party franchisees royalty revenue which was attributable to an 18% decrease in the number of homesale transactions from our third-party franchisees and a decrease in the average brokerage commission rate earned by our franchises from 2.52% for the nine months ended September 30, 2005 to 2.47% for the comparable period in 2006. These decreases were partially offset by a 4% increase in the average price of homes sold, which is reflective of the downward trend in the growth of sales prices during 2006. During the nine months ended September 30, 2006, the growth in the average price of homes sold continued to moderate in comparison to 2005. We expect this trend to continue for the remainder of 2006 as inventory levels and the balance between supply and demand returns to more normalized levels. We also expect to see continued weakness in the number of homesale transactions for the remainder of 2006 due primarily to current economic uncertainties leading to buyers remaining cautious and sellers not yet adjusting their expectations with respect to current market conditions. Consistent with our growth strategy, we also earned $7 million of additional revenue in connection with the licensing of our brand names in certain countries or international regions.
The decrease in revenue is also attributable to a decrease in royalties received from company owned real estate brokerage services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $255 million and $286 million during the nine months ended September 30, 2006 and 2005, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for real estate franchise services.
The decrease in EBITDA for the nine months ended September 30, 2006 compared to the same period in 2005 is principally due to the net reduction in revenues noted above as well as separation costs of $11 million primarily related to the accelerated vesting of Cendant equity awards.
Company Owned Real Estate Brokerage Services
Revenues and EBITDA decreased $495 million and $176 million, respectively, for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.
The decrease in revenues from our company owned real estate brokerage services business was partially offset by incremental revenues attributable to larger acquisitions made subsequent to January 1, 2005, which together contributed incremental revenues and EBITDA of $210 million and $12 million, respectively, to 2006 operating results (reflected within the EBITDA contribution is $13 million of intercompany royalties paid to the Real Estate Franchise segment which is eliminated in consolidation but does affect segment level EBITDA). Apart from these acquisitions, revenues and EBITDA decreased $705 million and $188 million, respectively, in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. This decrease in same store revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 19% decline in the number of homesale transactions, partially offset by a 4% increase in the average price of homes sold. The 4% period-over-period increase in average home price is reflective of the moderating trend in the growth of home sale prices during 2006. During the nine months ended September 30, 2006, the average price of homes sold grew, but slowed in comparison to 2005. We expect this trend to continue for the remainder of 2006 as industry-wide inventory levels return to more normalized levels. The average broker commission rate of 2.48% has remained stable (within 1 basis point) per transaction side for the fifth consecutive quarter. We believe the 19% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. EBITDA also reflects a decrease of $490 million in commission expenses paid to real estate agents, a $26 million reduction in incentives and other bonuses and a $42 million decrease in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions. In addition, EBITDA further reflects $17 million of additional storefront costs, $18 million of incremental restructuring costs (primarily facility related costs) and $14 million of separation costs primarily related to the accelerated vesting of Cendant equity awards offset by a net decrease of $7 million of all other operating expenses.
We expect to see continued weakness in the number of homesale transactions for the remainder of 2006 due primarily to current economic uncertainties leading to buyers’ remaining cautious and sellers not yet adjusting their expectations with respect to current market conditions.
Relocation Services
Revenues increased $1 million and EBITDA decreased $21 million, respectively, for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.
The increase in revenues from our relocation services business was primarily driven by $12 million of incremental management fees and commissions earned in our international services due to increased international transaction volume, mostly offset by a decrease in domestic revenue due to lower relocation referral volume as well as lower average fees and volume. The decrease in EBITDA is principally due to $12 million of separation costs and $2 million of restructuring costs related to management personnel, higher expenses on at-risk transactions as well as higher relative expenses for the incremental international business. These decreases are partially offset by a $5 million reduction in incentive based compensation as a result of the decrease in operating results in the nine months ended September 30, 2006 and $3 million of net proceeds related to the realization of a contingent asset in connection with the previous disposal of a former subsidiary.
Title and Settlement Services
Revenues increased $68 million and EBITDA decreased $9 million for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.
The increase in revenues from our title and settlement services business is primarily due to the acquisition of multiple title and underwriting companies in Texas in a single transaction in January 2006, which contributed $101 million of revenue and $10 million of EBITDA to our operating results for the nine months ended September 30, 2006. These entities provide title and closing services, including title searches, title insurance, homesale escrow and other closing services. Revenue and EBITDA, excluding the Texas acquisition, decreased $33 million and $23 million, respectively, principally from reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in the other businesses, primarily NRT. EBITDA further reflects an increase of $4 million in separation costs, $1 million of restructuring costs and an increase in infrastructure costs of $3 million primarily due to the PHH spin off offset by the absence of $11 million of royalty payments made to our real estate franchise services group for the nine months ended September 30, 2006 compared to the same period in the prior year as the intercompany royalty agreement is no longer in place.
SEPARATION COSTS
The Company incurred separation costs of $57 million and $65 million for the three and nine months ended September 30, 2006. These costs are being incurred in connection with the Separation from Cendant and primarily relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The majority of the separation costs incurred in the three months ended September 30, 2006 related to a charge of $40 million for the accelerated vesting of certain Cendant equity awards and $11 million for the conversion of Cendant equity awards into Realogy equity awards (See Note 11 of the Condensed Consolidated and Combined Financial Statements for additional information).

RESTRUCTURING PROGRAMS
2006 Restructuring Program
During the second quarter of 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing process and facilities. The Company expects to record a total charge of approximately $36 million, a majority of which is expected to be cash, most of which the Company expects to pay in 2006. The Company recorded restructuring charges of $14 million and $26 million in the three and nine months ended September 30, 2006, respectively, and estimates that throughout the remainder of 2006, it will incur additional charges of $10 million. These charges represent facility consolidation and employee separation costs.
The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$10	$14	$2	$26
Cash payments and other reductions	(8)	(4)	(2)	(14)

Balance at September 30, 2006	$2	$10	$–	$12

Total restructuring charges are expected to be recorded as follows:

				Cash
	Costs			Payments/	Liability as of
	Expected to	Opening	Expense	Other	September 30,
	Be Incurred	Balance	Recognized	Reductions	2006

Real Estate Franchise Services	$1	$–	$1	$(1)	$–
Company Owned Real Estate Brokerage Services	32	–	22	(10)	12
Relocation Services	2	–	2	(2)	–
Title and Settlement Services	1	–	1	(1)	–

	$36	$–	$26	$(14)	$12

2005 Restructuring Program
During the three and nine months ended September 30, 2005, the Company recorded $1 million and $6 million, respectively, of restructuring charges as a result of restructuring activities undertaken following the PHH spin-off. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The most significant area of cost reduction was the consolidation of processes and offices in the Company’s brokerage business.
The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$2	$3	$1	$6
Cash payments and other reductions	(1)	(2)	(1)	(4)

Balance at September 30, 2005	$1	$1	$–	$2

Total restructuring charges were recorded as follows:

			Cash
			Payments/	Liability as of
	Opening	Expense	Other	September 30,
	Balance	Recognized	Reductions	2005

Real Estate Franchise Services	$–	$–	$–	$–
Company Owned Real Estate Brokerage Services	–	5	(3)	2
Relocation Services	–	–	–	–
Title and Settlement Services	–	1	(1)	–

	$–	$6	$(4)	$2

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005	Change

Total assets	$7,483	$5,439	$2,044
Total liabilities	4,268	1,872	2,396
Stockholders’ equity	3,215	3,567	(352)
For the nine months ended September 30, 2006, total assets increased $2,044 million primarily due to (i) $1,244 million of cash and cash equivalents principally due to the receipt of proceeds from Cendant’s sale of Travelport, (ii)$168 million of additional intangible assets resulting from acquisition activity within our title and settlement services and brokerage businesses, (iii) $245 million of relocation receivables and properties held for sale due to an increase in our managed home asset base, and (iv) the establishment of $169 million of receivables due from the former parent. Total liabilities increased $2,396 million principally due to (i) $2,225 million of unsecured borrowings to fund the transfer of $2,225 million to Cendant, (ii) an increase of $146 million in secured obligations, and (iii) the assumption of $843 million of liabilities from Cendant. These increases were partially offset by $400 million of repayments of our unsecured borrowings. Total stockholders’ equity decreased $352 million driven by $2,183 million of net distributions made to Cendant related to the Separation offset by $1,425 of distributions received from Cendant’s sale of Travelport and net income earned during the nine months ended September 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are largely supported by cash generated from operations with the exception of funding requirements of our relocation business where we issue secured obligations to finance relocation receivables and advances and relocation properties held for sale.
On May 26, 2006, the Company entered into a $1,650 million credit facility, which consists of a $1,050 million five-year revolving credit facility and a $600 million five-year term loan facility, and a $1,325 million interim loan facility which is due in May 2007. The $1,050 million five-year revolving credit facility bears interest at LIBOR plus 35 basis points for borrowings below $525 million, excluding outstanding letters of credit and LIBOR plus 45 basis points for all borrowings, including outstanding letters of credit, when the borrowings, excluding outstanding letters of credit, is greater than $525 million, excluding outstanding letters of credit. The revolving credit facility also has an annual facility fee equal to 10 basis points on the $1,050 million facility, whether used or unused. The $600 million five-year term facility and the $1,325 million interim loan facility each bear interest at LIBOR plus 55 basis points. On July 27, 2006, the Company drew down fully on these facilities with the exception of $750 million. The proceeds received in connection with the $2,225 million of borrowings were immediately transferred to Cendant. In August 2006, the Company repaid the $300 million outstanding under the revolving credit facility and $100 million of borrowings under the interim loan facility.
On October 20, 2006, Realogy issued $1.2 billion aggregate principal amount of senior notes (the “Notes”). On October 20, 2006, the proceeds from the sale of the notes together with cash and cash equivalents on hand were utilized to repay all of the outstanding indebtedness under the interim loan facility. The Notes were comprised of three series: $250 million of floating rate senior notes due October 20, 2009 (the “2009 Notes”), $450 million of senior notes due October 15, 2011 (the “2011 Notes”), and $500 million of senior notes due October 15, 2016 (the “2016 Notes”). The terms of the Notes are governed by an indenture, dated as of October 20, 2006 (the “Indenture”), by and between Realogy and Wells Fargo Bank, National Association, as Trustee. The Notes are unsecured obligations of Realogy and rank equally in right of payment with all of Realogy’s other unsecured senior indebtedness.
The 2009 Notes have an interest rate equal to three-month LIBOR plus 0.70%, payable quarterly on January 20, April 20, July 20 and October 20 of each year, beginning on January 20, 2007. The 2011 Notes have a fixed interest rate of 6.15% per annum; and the 2016 Notes have a fixed interest rate of 6.50% per annum. Interest on the 2011 Notes and 2016 Notes will be payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2007. The interest rates payable on the Notes will be subject to adjustment from time to time if either of the debt ratings applicable to the Notes is downgraded to a non-investment grade rating.
If we experience specific kinds of changes in control and each of the debt ratings on the notes is non-investment grade on any date within a specified period of time following a public notice of an arrangement that could result in a change of control, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest.

CASH FLOWS
At September 30, 2006, we had $1,280 million of cash and cash equivalents, an increase of $1,244 million compared to the balance of $36 million at December 31, 2005. The following table summarizes our cash flows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,

	2006	2005	Change

Cash provided by (used in):
Operating activities	$201	$260	$(59)
Investing activities	(260)	(282)	22
Financing activities	1,302	(16)	1,318
Effects of changes in exchange rates	1	–	1

Net change in cash and cash equivalents	$1,244	$(38)	$1,282

During the nine months ended September 30, 2006, we received $59 million less cash from operations as compared to the same period in 2005. Such change is principally due to relatively weaker operating results, incremental cash outflows from relocation properties held for sale of $61 million driven by the period over period increase in the number and value of homes in inventory.
During the nine months ended September 30, 2006 versus the same period in 2005, we used $22 million less cash for investing activities. Such change is mainly due to decreased cash outflows at our Company Owned Real Estate Brokerage Services segment due to lower acquisition activity.
During the nine months ended September 30, 2006 versus the same period in 2005, we received $1,318 million more cash from financing activities. This is principally due to the receipt of $1,423 million of proceeds related to the sale of Travelport, a decrease in incremental secured borrowings of $134 million and a change in net funding to Cendant of $519 million. This was partially offset by the change in payments and borrowings of $482 million of outstanding debt.
FINANCIAL OBLIGATIONS
Indebtedness at September 30, 2006 and Pro Forma Indebtedness Post Senior Note Offering
The following table reflects our indebtedness at September 30, 2006 and our pro forma indebtedness after giving effect to the incurrence of $1,200 million of senior notes and the utilization of $25 million of cash and cash equivalents to repay all outstanding borrowings under our interim loan facility:

	September 30,		Note Offering
	2006	Adjustments	Pro Forma

Secured obligations	$903	$–	$903
Unsecured debt:
Revolving credit facility	–	–	–
Term loan	600	–	600
Interim loan facility (1)	1,225	(1,225)	–
Senior notes	–	1,200	1,200

	$2,728	$(25)	$2,703

(1)	No additional borrowings can be made on this interim loan facility.
The revolving credit facility and term loan facility include affirmative covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement) by Interest Expense (as defined in the credit agreement), excluding interest expense on Secured Obligations, (as defined in the credit agreement) both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing total indebtedness (excluding Secured Obligations) as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Negative covenants in the credit facility include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the credit facility include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which will permit our separation from Cendant). At September 30, 2006, the Company was in compliance with the financial covenants of its revolving credit and loan facilities.
Without securing the Notes, Realogy, with certain exceptions, may not issue secured debt that exceeds a “basket” equal to the greater of (1) 20% of its consolidated net worth (as that term is defined in the Indenture) calculated on the date the secured debt is incurred and (2) $300 million. The foregoing covenant does not apply to Realogy’s incurrence of secured debt under its relocation securitization programs. In addition, the Notes limit the Company’s ability to enter into sale and leaseback transactions. Under the Indenture under which the Notes were issued, events of default include: (1) a default in payment of the principal amount or redemption price with respect to any Note of such series when such amount becomes due and payable, (2) Realogy’s failure to pay interest (including additional interest) on any Note of such series within 30 days of when such amount becomes due and payable, (3) Realogy’s failure to comply with any of its covenants or agreements in the Indenture or the Notes of such series and its failure to cure (or obtain a waiver of) such default and such failure continues for 90 days after proper written notice is given to Realogy, (4) with certain exceptions, a default under any debt by Realogy or its significant subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt at maturity, in an aggregate amount greater than $100 million or its foreign currency equivalent at the time, and (5) certain events of bankruptcy, insolvency or reorganization affecting Realogy or any of its significant subsidiaries. In the case of an event of default, the principal amount of the Notes, plus accrued and unpaid interest, may be accelerated.
As of September 30, 2006, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements was as follows:

		Total	Outstanding	Available
	Expiration Date	Capacity	Borrowings	Capacity

Apple Ridge Funding LLC (1)	May 2007	$700	$664	$36
Kenosia Funding LLC (1)	May 2007	125	125	–
U.K. Relocation Receivables Funding Limited (1)	September 2008	187	114	73
Revolving credit facility (2)	May 2011	1,050	–	947
Term loan	May 2011	600	600	–
Interim loan facility (3)	May 2007	1,325	1,225	–

		$3,987	$2,728	$1,056

(1)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations. Effective September 25, 2006, the Company entered into an agreement to amend its Apple Ridge Funding LLC borrowing arrangement to increase the borrowing capacity under the facility, by $150 million to an amount not to exceed $700 million.

(2)	The available capacity under the revolving credit facility is reduced by $103 million of outstanding letters of credit on September 30, 2006.

(3)	No additional borrowings can be made on this interim loan facility.
We issue secured obligations through Apple Ridge Funding LLC, Kenosia Funding, LLC and U.K. Relocation Receivables Funding Limited. These three entities are consolidated bankruptcy remote special purpose entities that are utilized to securitize relocation receivables generated from advancing funds on behalf of clients of our relocation business in order to facilitate the relocation of their employees. The secured obligations issued by these entities are non-recourse to us and, as of September 30, 2006, were collateralized by $1,082 million of underlying relocation receivables (which we continue to service) and other related assets, including in certain instances relocation properties held for sale. These collateralizing assets are not available to pay our general obligations. These secured obligations represent floating rate debt for which the average weighted interest rate was 5% for the nine month period ended September 30, 2006.
Each program is a revolving program. So long as no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program. These liquidity facilities are subject to periodic termination and if not renewed would result in an amortization of the notes.
Each program also has restrictive covenants, including performance triggers linked to the quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control and a requirement that the Company generate at least $750 million of income before depreciation and amortization, interest expense (income), income taxes and minority interest, determined quarterly for the preceding twelve month period. These covenants, if breached and not remedied within a predefined amount of time, could result in an early amortization of the notes and termination of the program. At September 30, 2006, the Company was in compliance with all financial covenants of its secured obligations.
In addition, within our title and settlement services and company owned real estate brokerage operations, we act as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. We do not have access to these funds for our use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $565 million as of September 30, 2006. We invest such borrowings in high quality short-term liquid investments. Net amounts earned under these arrangements approximated $8 million and $7 million for the nine months ended September 30, 2006 and 2005, respectively. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes.
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
Our unsecured borrowing facilities have been rated BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. Our credit rating on the unsecured borrowing facilities was recently put on negative outlook by Standard & Poor’s and Moody’s. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating. The interest rates payable on the Notes will be subject to adjustment from time to time if either of the debt ratings applicable to the Notes is downgraded to a non-investment grade rating.
SEASONALITY
Our businesses are subject to seasonal fluctuations. Historically, operating statistics and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown.
CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12 month periods beginning on October 1st of each of the years set forth below after giving effect to the issuances of $1,200 million of senior notes and the repayment of the interim facility. The table below does not include future cash payments related to (i) contingent payments that may be made to Cendant at a future date in connection with the Separation from Cendant, (ii) payments that may result from the transfer of certain assets by Cendant or assumption of certain Cendant liabilities by us and various guarantees recorded by us in connection with the separation plan.

For the 12 month period beginning
October 1,	2006	2007	2008	2009	2010	Thereafter	Total
Secured obligations (a)	$903	$–	$–	$–	$–	$–	$903
Unsecured obligations (b)	–	–	–	250	600	950	1,800
Capital leases	10	7	3	1	–	–	21
Operating leases	157	129	98	71	47	65	567
Purchase commitments	39	12	11	10	9	2	83

Total	$1,109	$148	$112	$332	$656	$1,017	$3,374

(a)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will ultimately be determined by the rates in effect during each period. The facilities under which the debt is issued are subject to renewal, which is expected to occur for the foreseeable future.
(b)	The Company has $850 million of variable rate debt instruments for which interest payments will ultimately be determined by the rate in effect during each period. The Company also has $950 million of fixed rate debt instruments for which interest payments will be approximate $60 million a year.

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
These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements included in the Information Statement filed on Form 8-K on July 19, 2006, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. We will adopt the provisions of FIN 48 on January 1, 2007 as required and are currently evaluating the impact of such adoption on our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We will apply this guidance for the year ended December 31, 2006 and believe that such adoption will have no impact on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt this statement on January 1, 2008 and are currently evaluating the impact that FAS 157 may have on our financial statements.
In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132®.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of such adoption on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Our principal market exposure is interest rate risk. Our primary interest rate exposure at September 30, 2006 was to interest rate fluctuations in the United States, specifically LIBOR, and in the United Kingdom, specifically UK LIBOR, due to their impact on variable rate borrowings. Due to the recent issuance of the senior notes which are benchmarked to the U.S. Treasury and U.S. LIBOR, such rates in addition to the UK LIBOR rates will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables and advances and secured borrowings, which approximate their carrying values due to the short-term nature of these items. We have determined that the impact of a 10% change in interest rates and prices on our earnings, fair values and cash flows would not be material at September 30, 2006. We believe our interest rate risk is further mitigated as the rate we incur on our secured borrowings and the rate we earn on relocation receivables and advances are based on similar variable indices.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Legal—Real Estate Business
Our Information Statement describes certain litigation relating to our business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses. The following updates our disclosure with respect to certain of these litigation matters described in the Information Statement.
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation, (N.J. Super. Ct. L. Div., Morris County, New Jersey). Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). Cendant and Century 21 were served with the complaint on March 14, 2002. The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, as well as the implied duty of good faith and fair dealing, and certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages; Cendant used Century 21 marketing dollars to promote Cendant’s internet website, Move.com; the Century 21 magazine was replaced with a Coldwell Banker magazine; Century 21 ceased using marketing funds for yellow page advertising; Cendant nearly abolished training in the areas of recruiting, referral, sales and management; and Cendant directed most of the relocation business to Coldwell Banker and ERA brokers. On October 29, 2002, the plaintiffs filed a second amended complaint adding a count against Cendant as guarantor of Century 21’s obligations to its franchisees. In response to an order to show cause with preliminary restraints filed by the plaintiffs, the court entered a temporary restraining order limiting Century 21’s ability to seek general releases from its franchisees in franchise renewal agreements. On June 23, 2003, the court determined that the limitations on Century 21 obtaining general releases should continue with respect to renewals only. Consequently, as part of any ordinary course transaction other than a franchise renewal, Century 21 Real Estate Corporation may require the franchisee to execute a general release, forever releasing Century 21 Real Estate Corporation from any claim that the Century 21 franchisee may have against Century 21 Real Estate Corporation. The court also ordered a supplemental notice of the progress of the litigation distributed to Century 21 franchisees.
Plaintiffs filed their motion to certify a class on October 1, 2004. The parties conducted discovery on the class certification issues. On January 31, 2006, Defendants filed their opposition to the class motion. Plaintiffs’ reply to the class motion was filed on May 2, 2006. The court heard oral argument on the motion on May 26, 2006. Plaintiffs’ motion to certify a class and defendants’ cross motion to strike the class demand were denied on June 30, 2006. On August 1, 2006, Plaintiffs filed a motion for leave to appeal the denial of class certification. On August 24, 2006, the Appellate Division denied Plaintiff’s motion for leave to appeal.
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
A settlement was reached on April 20, 2006, which must be approved by the Court. On July 21, 2006, the Court preliminarily approved the settlement. On October 6, 2006, the Court granted final approval of the settlement. Under the terms of the settlement, Coldwell Banker has agreed to pay up to $200 to each claimant in the class who was a party to an applicable transaction within an agreed upon time period and submits appropriate documentation substantiating such transaction. The Company anticipates that the aggregate amounts paid in the settlement (including attorneys’ fees and costs) will not exceed $3 million.
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
Prior to the July 18, 2005 hearing on Coldwell Banker’s Motions to Dismiss the State Court actions, the same Plaintiffs, and about 30 others, commenced a series of parallel actions in the United States District Court for the Northern District of Mississippi. Between July 18, 2005 and July 29, 2005, 21 civil actions were commenced in Federal Court alleging the same state law fraud and misrepresentation claims as were alleged in the prior-filed State Court actions, as well as claims arising under the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. § 1964, et seq. Coldwell Banker timely filed Motions to Dismiss these Federal actions due to Plaintiffs’ failure to state any viable RICO claims and a lack of federal jurisdiction over Plaintiffs’ State law fraud and misrepresentation claims. On March 20, 2006 in four RICO motions, Coldwell Banker’s Motions to Dismiss were denied. On March 27, 2006 Coldwell Banker filed Motions for Reconsideration of those denials. Plaintiffs have represented to the Court that if Federal jurisdiction is present over these actions, Plaintiffs will dismiss their State Court actions. Consequently, Plaintiffs have sought a stay of the State Court proceedings pending a ruling on Coldwell Banker’s Motions to Dismiss the Federal actions. The Court has held a Case Management Conference with all of the parties, entered Scheduling Orders, and has set the first case for trial, commencing on January 14, 2008. Currently, the parties are engaged in the initial stages of discovery. On October 13, 2006, the Court granted Coldwell Banker’s order to show cause compelling Plaintiffs to provide discovery responses by November 30, 2006.
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
On June 20, 2006, counsel submitted to the court a proposed consent order dismissing class allegations, allowing plaintiffs to proceed with individual claims, and granting plaintiffs leave to file an amended complaint by July 21, 2006. The order was entered by the Court on July 13, 2006 and the plaintiffs filed an amended complaint on July 21, 2006 and a second amended complaint on August 1, 2006, adding RICO claims and withdrawing its claims to seek class certification. Coldwell Banker filed an answer and a motion to dismiss the RICO claims on August 14, 2006.
Legal—Cendant Corporate Litigation
Pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for 62.5% of certain contingent and other Cendant corporate liabilities (and related costs and expenses), including those relating to the Cendant litigation described in the Information Statement. The following updates our disclosure with respect to one of the Cendant litigation matters described in the Information Statement:
After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. (“CUC”) business units approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled., including one resolved subsequent to the filing of our Form 10-Q for the three months ended June 30, 2006. Approximately five lawsuits remain unresolved in addition to the In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) matter described in the Information Statement.

The other related matter described in the Information Statement is Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the ”ABI Actions”). The ABI Matters On April 4, 2006, Cendant entered into an agreement to settle the ABI Actions for approximately $22 million. The Court approved the settlement on July 31, 2006 and we have been advised that Cendant (now known as Avis Budget Group, Inc.) has paid the cash settlement, of which we contributed 62.5% of the settlement amount or approximately $13.72 million.
See “Business-Legal Proceedings” in the Information Statement for a discussion of other material litigation involving the Company.
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
Regulatory Proceedings
Our Information Statement describes certain regulatory proceedings to which we are a party. The following updates our disclosure with respect to the following regulatory proceeding.
The Department of Housing and Urban Development (“HUD”) and the FTC are conducting a joint regulatory investigation of the activities of Property I.D. Associates, LLC (“Associates”), a joint venture between Property I.D. Corporation, Cendant Real Estate Services Group LLC and Coldwell Banker Residential Brokerage Corporation, an NRT subsidiary. This regulatory investigation also includes predecessor joint ventures of Associates, as well as other joint ventures formed by Property I.D. Corporation. Associates and its predecessors provide hazard reports in the California market.
HUD and the FTC have issued subpoenas seeking documents and information from Cendant, Coldwell Banker Residential Brokerage Corporation, Coldwell Banker Residential Brokerage, and Century 21 Real Estate Corporation. According to these subpoenas, this investigation concerns whether the activities of Associates violate RESPA, 12 U.S.C. § 2607 et seq., and Section 5 of the Trade Commission Act, 12 U.S.C. § 45. Cendant has cooperated in the investigation, and has responded to requests for information and document requests from HUD, and document requests from the FTC. Based on the information currently available, we believe that the eventual outcome of the regulatory investigation will not have a material adverse effect on our consolidated financial position or results of operations.
On October 24, 2006, the FTC issued a letter to us advising that no further action is warranted by the FTC regarding this matter.
Under the Tax Sharing Agreement, we are responsible for 62.5 percent of any payments made to the IRS to settle claims with respect to tax periods ending on or prior to the separation date. Our consolidated unaudited balance sheet at September 30, 2006 reflects liabilities to Cendant of $401 million relating to tax matters for which we have potential liability under the Tax Sharing Agreement.
The IRS is currently examining Cendant’s federal income tax returns for taxable years 1998 through 2002 during which our business was included in Cendant’s tax returns. Over the course of the audit, we and Cendant have responded to various requests for information, primarily focused on the 1999 statutory merger of Cendant’s former fleet business; the calculation of the stock basis in the 1999 sale of a Cendant subsidiary; and the deductibility of expenses associated with the shareholder class action litigation resulting from the merger with CUC. Recently, Cendant advised us that it will accept the IRS’s proposed assessments on all issues affecting the 1998 to 2002 examination period except for the assessments relating to the shareholder litigation. We believe our reserves are adequate with respect to all issues, including with respect to the IRS claims relating to the shareholder litigation. Cendant has advised us that it believes it has a strong legal basis for its shareholder litigation position and has a tax opinion from a third party supporting Cendant’s position. Cendant and the Company believe Cendant will prevail on the shareholder litigation position upon further review by the IRS or through litigation, if necessary. If Cendant were not successful on this position, there may be a material adverse effect on the Company’s net income or cash flows in the period or periods for which that determination is made.
The Company believes that its accruals for tax liabilities outlined in the Separation and Distribution Agreement are adequate for all remaining open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessment can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
Item 1A. Risk Factors.
The Information Statement includes a detailed discussion of our risk factors. The information presented below updates several of those risk factors and should be read in conjunction with the risk factors and other information disclosed in the Information Statement.
A decline in the number of homesales and/or prices could adversely affect our revenues and profitability.
During the first half of this decade, based on information published by NAR, existing homesales volumes have risen to their highest levels in history. That growth rate has reversed in 2006 and FNMA and NAR are both forecasting, as of October 2006, a 9% decrease in the number of existing homesales during 2006 compared to 2005. Our recent financial results confirm this trend as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses during 2006 compared to 2005. For the nine months ended September 30, 2006, our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses experienced, including acquisitions, closed homesale side decreases of 18% and 15%, respectively, compared to the nine months ended September 30, 2005. FNMA’s and NAR’s forecasts, as of October 2006, of 5% and 1% decreases, respectively, in existing homesales during 2007 compared to 2006 are further reflective of the notion that we are returning to more normal activity levels.
Based upon information published by NAR, from 2000 to 2005, the median price of existing homes increased at a compound annual growth rate, or CAGR, of 10.1% compared to a CAGR of 6.6% from 1972 to 2005, and in 2004 and 2005, the annual increases were 15.3% and 12.4%, respectively. That rate of increase has slowed in 2006 and FNMA and NAR are forecasting, as of October 2006, a 2% increase in the median home sale price of existing homes for 2006 as compared to 2005. In addition, according to NAR, median existing homesale prices in August 2006 were 1.7% lower than median prices in August 2005, representing the first year-over-year decline in median homesale prices since 1995. During the third quarter of 2006, our results have confirmed that the growth in the average price of homes sold has slowed in comparison to 2005 and the first half of 2006. We expect this trend to continue throughout 2006. We expect to see continued weakness in the number of homesale transactions in 2006 due primarily to prospective buyers remaining cautious and sellers not yet adjusting their home price expectations to reflect current market conditions. FNMA and NAR also expect this trend will continue in the near term as they are forecasting, as of October 2006, a 0.4% decrease and 2% increase, respectively, in the median price of existing homes during 2007.
The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. Any of the following could have a material adverse effect on our business by causing a general decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

—	periods of economic slowdown or recession;

—	rising interest rates and general availability of mortgage financing;

—	adverse changes in local or regional economic conditions;

—	a decrease in the affordability of homes;

—	local, state and federal government regulation;

—	shifts in populations away from the markets that we or our franchisees serve;

—	tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

—	decreasing home ownership rates;

—	declining demand for real estate;

—	a negative perception of the market for residential real estate;

—	commission pressure from brokers who discount their commissions;

—	acts of God, such as hurricanes, earthquakes and other natural disasters; and/or

—	an increase in the cost of homeowners insurance.
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
Our brokerage operations are concentrated in metropolitan areas which could subject us to local and regional economic conditions that could differ materially from prevailing conditions in other parts of the country.
Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the United States. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. In 2005, NRT realized, on a combined basis, approximately 60% of its revenues from California (30%), Florida (12%) and the New York metropolitan area (18%). Including acquisitions, NRT experienced a 15% decline in the number of homesale transactions during the first nine months of 2006, which we believe is reflective of industry trends, especially in Florida, California and New York metropolitan area where NRT experienced homesale transaction declines of 43%, 26%, and 9%, respectively, during that period. A downturn in residential real estate demand or economic conditions in these regions could result in a decline in NRT’s total gross commission income and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well.
During the first nine months of 2006, NRT generated 27%, 10% and 21% of our revenues from transactions in California, Florida and New York metropolitan area, respectively. A downturn in residential real estate demand or economic conditions in California could result in a decline in our overall revenues and have a material adverse effect on us.
Our relocation business is subject to risks related to acquiring, carrying and reselling real estate.
In a limited number of transactions (approximately 15% of our relocation business homesale transactions), our relocation business enters into “at-risk” homesale transactions whereby we acquire the home being sold by relocating employees and bear the risk of all expenses associated with acquiring, carrying and selling the home, including potential loss on sale. In approximately 50% of these “at-risk” homesale transactions, the ultimate third party buyer is under contract at the time we become the owner of the home. For the remaining 50% of these “at-risk” homesale transactions, adverse economic conditions could reduce the value of such homes, which would potentially increase the losses that we may incur on reselling the homes. In addition, if homes are held for a longer period of time prior to their sale, our carrying costs would increase.
Our debt rating may suffer a downgrade, which may restrict our access to capital markets.
Our unsecured bank credit facilities have been rated BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. As a result of national and/or global economic and political events, it is possible that the rating agencies may downgrade the rating and/or outlook for many of the companies in the real estate industry, including our company, and a downgrade below investment grade could increase our borrowing costs and therefore could adversely affect our financial results. In addition, it is possible that rating agencies may downgrade our rating and our outlook based on our results of operations and financial condition. Our credit rating on our unsecured bank credit facilities was recently put on negative outlook by Standard & Poor’s and Moody’s. Pricing of any amounts drawn under our syndicated bank credit facilities, for example, includes a spread to LIBOR that increases as our ratings from Standard & Poor’s and Moody’s decrease. The senior notes in the aggregate principal amount of $1.2 billion which we issued in October 2006 include a provision that if our rating from Standard & Poor’s or Moody’s is downgraded to non-investment grade, the interest rates on such notes will increase by 25 basis points per rating decline up to an aggregate adjustment of 200 basis points. A downgrade in our credit rating below investment grade could also result in an increase in the amount of collateral required by our letters of credit. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Item 5. Other Events
We expect to hold our 2007 annual meeting of stockholders in the spring of 2007. Stockholders interested in submitting a proposal for consideration at our 2007 annual meeting must do so by sending such proposal to our Corporate Secretary at Realogy Corporation, One Campus Road, Parsippany, New Jersey 07054. Under the Securities and Exchange Commission’s proxy rules, the deadline for submission of proposals that are to be included in the proxy materials for the 2007 annual meeting is a reasonable time before we begin to print and mail our proxy statement, and we have determined that this deadline is December 15, 2006. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the 2007 annual meeting, any such stockholder proposal must be received by our Corporate Secretary on or before December 15, 2006 and comply with the procedures set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as well as the advance notice provisions of our amended and restated By-Laws. Any stockholder proposal received after December 15, 2006 will not be considered for inclusion in the proxy materials. Under our By-Laws, in order for a stockholder proposal submitted outside of Rule 14a-8, and therefore not included in our proxy materials, to be considered timely, such proposal must be received by our Corporate Secretary not later than the 10th business day following the date on which notice of the date of the 2007 annual meeting is mailed to stockholders or we otherwise make public disclosure of the date of such annual meeting, whichever occurs first.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: November 14, 2006	/s/ Anthony E. Hull Anthony E. Hull Executive Vice President and Chief Financial Officer

Date: November 14, 2006	/s/ Christopher R. Cade Christopher R. Cade Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Description

1.1	Purchase Agreement, dated October 13, 2006, by and among Realogy Corporation and J.P. Morgan Securities, Inc. and Barclays Capital Inc., as representatives of the initial purchasers named therein (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 17, 2006)
2.1	Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2006)
2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 23, 2006)
3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2006)
3.2	Amended and Restated By-laws of Realogy Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 14, 2006)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Realogy Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated July 14, 2006)
4.1	Rights Agreement dated as of July 13, 2006, between Realogy Corporation and Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 2006)
4.2	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as part of Exhibit 4.1 hereto)
4.3	Indenture, dated October 20, 2006, by and between Realogy Corporation and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.4	Form of floating rate senior notes due October 20, 2009. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.5	Form of 6.15% senior notes due October 15, 2011. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.6	Form of 6.50% senior notes due October 15, 2016. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.7	Registration Rights Agreement, dated October 20, 2006, by and between Realogy and J.P. Morgan Securities Inc. and Barclays Capital Inc., as representatives of the initial purchasers named therein. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated October 20, 2006)
10.1	Tax Sharing Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Realogy Corporation Current Report on Form 8-K dated July 31, 2006)
10.2	Transition Services Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2006)
10.3	Employment Agreement with Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.4	Employment Agreement with Richard A. Smith (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.5	2006 Equity and Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136057))
10.6	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.7	Savings Restoration Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.8	Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.9	Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

Exhibit No.	Exhibit Description

10.10	2006 Equity and Incentive Plan award agreement for restricted stock units (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 31, 2006)
10.11	2006 Equity and Incentive Plan award agreement for stock appreciation rights (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 31, 2006)
10.12	Third Omnibus Amendment, Agreement and Consent entered into May 12, 2006 among Cendant Mobility Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Services Corporation, Cendant Mobility Client-Backed Relocation Receivables Funding LLC, JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2006)
10.13	Performance Guaranty dated as of May 12, 2006 and effective on and after July 31, 2006 by Realogy Corporation, in favor of Cendant Mobility Financial Corporation (now known as Cartus Financial Corporation), and Cendant Mobility Client-Backed Relocation Receivables Funding LLC (now known as Apple Ridge Funding LLC) (Incorporated by reference to Exhibit 10.2 to the Company ’s Current Report on Form 8-K filed September 27, 2006)
10.14	Omnibus Amendment, Agreement and Consent entered into September 25, 2006 among Apple Ridge Funding LLC (formerly known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), Cartus Corporation (formerly known as Cendant Mobility Services Corporation), JPMorgan Chase Bank, National Association, as Indenture Trustee, The Bank of New York, as Paying Agent, Authentication Agent and Transfer Agent and Registrar, the Managing Agents and Purchasers listed on the signature pages hereto, and Calyon Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2006)
10.15	Form of letter agreement with certain executive officers providing severance and change in control protection benefits (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2006)
15	Letter re Unaudited Interim Financial Information
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (which is being “furnished” rather filed with the Securities and Exchange Commission)
99.1	Information Statement of Realogy Corporation dated July 13, 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 18, 2006 and filed July 19, 2006)