Form 10-K
period 2006-12-31
REALOGY CORP
filed 2007-03-07
CIK 1355001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-32852

REALOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-4381990
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification Number)
organization)

One Campus Drive	07054
Parsippany, NJ	(Zip Code)
(Address of principal executive offices)

(973) 407-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the last business day for the Registrant’s most recently completed second fiscal quarter, there was no established public trading market for the Registrant’s Common Stock, par value $0.01. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are “affiliates”) as of February 14, 2007 was approximately $6,422,685,041 (based upon the closing price of $29.85 per share as reported by the New York Stock Exchange on that date).

As of February 20, 2007, 217,622,887 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Item 1A of this Annual Report; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

Expressions of future goals, expectations and similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: the failure to complete the proposed merger with affiliates of Apollo Management VI, L.P. (“Apollo”); adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis; a decline in the number of home sales and/or prices; competition in our existing and future lines of business and the financial resources of competitors; our failure to comply with laws and regulations and any changes in laws and regulations; local and regional conditions in the areas where our franchisees and brokerage operations are located; our inability to access capital and/or securitization markets on favorable commercial terms; a downgrade in our debt ratings; risks inherent in Realogy’s separation from Cendant and the related transactions; and risks inherent in the merger with Apollo, if consummated. These factors and others are described in more detail below in Item 1A entitled “Risk Factors.” There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we from time to time file with, or furnish to, the Securities and Exchange Commission (“SEC”), particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

TRADEMARKS AND SERVICE MARKS

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report include the CENTURY 21®, COLDWELL BANKER®, ERA®, THE CORCORAN GROUP®, COLDWELL BANKER COMMERCIAL® and SOTHEBY’S INTERNATIONAL REALTY® marks, which are registered in the United States and registered or pending registration in other jurisdictions. Each trademark, trade name or service mark of any other company appearing in this Annual Report is owned by such company.

INDUSTRY DATA

This Annual Report includes industry and trade association data, forecasts and information that we have prepared based, in part, upon data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this report, the National Association of Realtors (“NAR”) and the Federal National Mortgage Association (“FNMA”) were the primary sources for third-party industry data and forecasts. Forecasts regarding rates of home ownership, median sales price, volume of home sales, and other metrics included in this report to describe the housing industry are inherently speculative in nature and actual results for any period may materially differ. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under Item 1A entitled “Risk Factors” in this report. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.

PART I

ITEM 1.	BUSINESS

Separation from Cendant Corporation

We are a holding company formed in January 2006 that holds directly or indirectly all of the assets and liabilities of Cendant Corporation’s former real estate services businesses. On July 31, 2006, Cendant Corporation distributed to its stockholders all of its shares of Realogy Corporation, formerly a wholly owned subsidiary that held directly or indirectly the assets and liabilities associated with Cendant Corporation’s real estate services businesses. On that date, Cendant Corporation distributed one share of Realogy common stock for every four shares of Cendant common stock outstanding as of the close of business on July 21, 2006.

Except as otherwise indicated or unless the context otherwise requires, “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its subsidiaries, “Cendant Corporation” and “Cendant” refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its subsidiaries, particularly in the context of its business and operations prior to, and in connection with, our separation from Cendant and “Avis Budget” and “Avis Budget Group, Inc.” refer to the business and operations of Cendant following our separation from Cendant.

Recent Developments

On December 15, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Domus Holdings Corp. (“Domus Holdings”), and Domus Acquisition Corp. (“Domus Acquisition”), a Delaware corporation and indirect wholly owned subsidiary of Domus Holdings. Pursuant to the terms of the Merger Agreement, Domus Acquisition will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and become an indirect wholly owned subsidiary of Domus Holdings (the “Merger”). Domus Holdings and Domus Acquisition are affiliates of Apollo Management VI, L.P. (“Apollo”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (the “Common Stock”), other than shares (i) owned by Domus Holdings or subsidiaries, or any direct or indirect wholly owned subsidiary of the Company, or held in treasury by the Company, (ii) as to which the treatment is otherwise agreed by Domus Holdings and the holder thereof, or (iii) owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $30.00 in cash, without interest.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of Realogy, insurance regulatory approvals, and other customary closing conditions. The parties currently expect to close the transaction in early to mid-April 2007, subject to the satisfaction of the foregoing conditions.

Our Company

We are one of the preeminent and most integrated providers of real estate and relocation services in the world. We operate in four segments: Real Estate Franchise Services, Company Owned Real Estate Brokerage Services, Relocation Services and Title and Settlement Services. Through our portfolio of leading brands and the broad range of services we offer, we have established our company as a leader in the residential real estate industry, with operations that are dispersed throughout the U.S. and in various locations worldwide. We are the world’s largest real estate brokerage franchisor, the largest U.S. residential real estate brokerage firm, the largest U.S. provider and a leading global provider of outsourced employee relocation services and a provider of title and settlement services.

Real Estate Franchise Services: We are a franchisor of five of the most recognized brands in the real estate industry. As of December 31, 2006, we had approximately 15,900 offices and 321,000 sales associates operating under our franchise brands in the U.S. and 66 other countries and territories around the world

(internationally, through master franchise agreements), which includes over 1,000 of our company owned and operated brokerage offices. During 2006, we estimate that brokers operating under one of our franchised brands (including those of our company owned brokerage operations) represented the buyer and/or the seller in approximately one out of every four single family domestic homesale transactions that involved a broker and we believe our franchisees and company owned brokerage operations received approximately 23% of all brokerage commissions paid in such transactions. We believe that the geographic diversity of our franchisees reduces our risk of exposure to local or regional changes in the real estate market. In addition, we have over 5,000 franchisees, none of which individually represented more than 1% of our franchise royalties (other than our subsidiary, NRT Incorporated (“NRT”), which operates our company owned brokerage operations). We believe this reduces our exposure to any one franchisee. Our franchise revenues include intercompany royalties paid by our company owned brokerage operations. Our real estate franchise brands are:

•	CENTURY 21®—One of the world’s largest residential real estate brokerage franchisors, with approximately 8,500 franchise offices and approximately 146,000 sales associates located in the U.S. and 45 other countries and territories;

•	COLDWELL BANKER®—One of the world’s leading brands for the sale of million dollar-plus homes and one of the largest residential real estate brokerage franchisors, with approximately 3,800 franchise and company owned offices and approximately 124,000 sales associates located in the U.S. and 30 other countries and territories;

•	ERA®—A leading residential real estate brokerage franchisor, with approximately 3,000 franchise and company owned offices and approximately 38,700 sales associates located in the U.S. and 34 other countries and territories;

•	SOTHEBY’S INTERNATIONAL REALTY®—A luxury real estate brokerage brand. In February 2004, we acquired from Sotheby’s Holdings, Inc. its company owned offices and the exclusive license for the rights to the Sotheby’s Realty and Sotheby’s International Realty® trademarks. Since that time, we have grown the brand from 15 company owned offices to 346 franchise and company owned offices and approximately 7,200 sales associates located in the U.S. and 16 other countries and territories; and

•	COLDWELL BANKER COMMERCIAL®—a leading commercial real estate brokerage franchisor. Our commercial franchise system has approximately 200 franchise offices and approximately 2,100 sales associates worldwide. The number of offices and sales associates in our commercial franchise system does not include our residential franchise and company owned brokerage offices and the sales associates who work out of those brokerage offices that also conduct commercial real estate brokerage business using the Coldwell Banker Commercial® trademarks.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ sales commission earned from real estate transactions, which we refer to as gross commission income. Our franchisees pay us royalty fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and tools provided by our real estate franchise operations. These royalty fees enable us to enjoy recurring revenue streams and high operating margins. In exchange, we provide our franchisees with world-class service and support that is designed to facilitate our franchisees in growing their business, attracting new sales associates and increasing their revenue and profitability. We support our franchisees with dedicated national marketing and servicing programs, technology, training and education.

Company Owned Real Estate Brokerage Services: Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas of the U.S. Our company owned real estate brokerage business operates under our Coldwell Banker®, ERA® and Sotheby’s International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise to third parties, such as The Corcoran Group®. Specifically, we operate approximately 87% of our company owned offices under the Coldwell Banker® brand name, approximately 3% of our offices under the ERA® brand name, approximately 5% of our offices under the Sotheby’s International Realty® brand name and approximately 5% of our offices under The Corcoran Group® brand name. We have over

1,000 company owned brokerage offices, approximately 8,500 employees and approximately 62,000 independent contractor sales associates working with these company owned offices.

Our company owned real estate brokerage business derives revenues primarily from gross commission income received at the closing of real estate transactions. Sales commissions usually range from 5% to 7% of the home’s sale price. In transactions in which we act as a broker for solely the buyer or the seller, the seller’s broker typically instructs the closing agent to pay a portion of the sales commission to the broker for the buyer. In addition, as a full-service real estate brokerage company, in compliance with applicable laws and regulations, we actively promote the services of our relocation and title and settlement services businesses, as well as the products offered by PHH Home Loans, LLC (“PHH Home Loans”), our home mortgage venture with PHH Corporation (a publicly traded company) that is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers. All mortgage loans originated by PHH Home Loans are sold to PHH Corporation or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, our home mortgage venture structure insulates us from mortgage servicing risk. We own 49.9% of PHH Home Loans and PHH Corporation owns the remaining 50.1%. As a result, our financial results only reflect our proportionate share of the venture’s results of operations which are recorded using the equity method.

Relocation Services: Through our subsidiary, Cartus Corporation (“Cartus”), we offer a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move to facilitate a smooth transition in what otherwise may be a difficult process for both the employee and the employer. In 2006, we assisted in over 130,000 relocations in over 150 countries for over 1,100 active clients including nearly two-thirds of the Fortune 50, as well as government agencies and membership organizations that offer their members discounted pricing on goods and services, which we refer to as affinity organizations. Our relocation services business operates through five global service centers on three continents and is the largest U.S. provider and a leading global provider of outsourced employee relocation services. Our relocation services business is a driver of significant revenue to our other businesses because the clients of our relocation services business often utilize the services of our franchisees and company owned brokerage offices as well as our title and settlement services.

Our relocation services business primarily offers its clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household moving services, visa and immigration support, intercultural and language training and group move management services. Clients pay a fee for the services performed and we also receive commissions from third-party service providers, such as real estate brokers and household goods moving service providers. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, where required, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. We believe we provide our relocation clients with exceptional service which leads to client retention. As of December 31, 2006, our top 25 relocation clients had an average tenure of 15 years with us.

Title and Settlement Services: In most real estate transactions, a buyer will choose, or will be required, to purchase title insurance that will protect the purchaser and/or the mortgage lender against loss or damage in the event that title is not transferred properly. Our title and settlement services business, which we refer to as Title Resource Group (“TRG”), assists with the closing of a real estate transaction by providing full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. Our title and settlement services business was formed in 2002 in conjunction with Cendant’s acquisition of 100% of NRT to take advantage of the nationwide geographic presence of our company owned brokerage and relocation services businesses.

Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services as well as a commission on each title insurance policy sold. We provide many of these services in connection with transactions in which our Company Owned Real Estate Brokerage and Relocation Services segments are participating. The majority of our title and settlement service operations are located in or around our company owned brokerage locations, and during 2006 approximately 47% of the customers of our company owned brokerage offices where we offer title coverage also utilized our title and settlement services. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance and other real estate services. In addition, in some situations we serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions. However, our underwriting business does not constitute a material part of our title and settlement services business. Our title underwriting operation generally earns revenues through the collection of premiums on policies that it issues.

***

Our headquarters are located at One Campus Drive, Parsippany, New Jersey 07054 and our general telephone number is (973) 407-2000. We maintain an Internet site at http://www.realogy.com. Our website address is provided as an inactive textual reference. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Industry Overview

Industry Definition

We primarily operate in the U.S. residential real estate industry and we derive the majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate companies typically realize revenues as a commission that is based on a percentage of the price of each home sold. As a result, the residential real estate industry generally benefits from rising home prices and increased volume of home sales. We believe that existing home transactions and the services associated with these transactions, such as mortgages and title services, represent the most attractive segment of the residential real estate industry for the following reasons:

•	The existing home segment represents a significantly larger addressable demand than new home sales. Of the 7.54 million homesales in the U.S. in 2006, the National Association of Realtors (“NAR”) estimates that approximately 6.5 million were existing homesales, representing over 86% of the overall sales as measured in units;

•	Existing homesales afford us the opportunity to represent either the buyer or the seller and in many cases both are represented by a broker owned or associated with us; and

•	We believe that the existing home segment is more stable than the new home segment as evidenced by the fact that since 1989, new home sales declined six times versus four times for existing homes.

Industry Historical Perspective

According to NAR, the existing homesale transaction volume (the product of the median homesale price and existing homesale transactions) was approximately $1,437 billion in 2006 and has grown at a compounded annual growth rate (“CAGR”) of 9.8% per year over the 1972-2006 period. In addition, based on other sources:

•	Median existing homesale prices have never declined from the prior year since 1972 and have increased at a CAGR of 6% over the 1972-2006 period (not adjusted for inflation), including during four economic recessions. Median existing homesale prices increased by 1% in 2006 compared to 2005;

•	Existing homesale units have increased at a CAGR of 3% over the 1972-2006 period, during which period units increased 22 times on an annual basis, versus 12 annual decreases;

•	Rising home ownership rates have also had a positive impact on the real estate brokerage industry. According to the U.S. Census Bureau, the national home ownership rate as of December 31, 2006 was approximately 69%, up from approximately 64% in 1972;

•	Prior to 2006, there have only been two instances over the 1972-2006 period when existing homesale transaction volume declined for a substantial period of time. The first period was from 1980 through 1982, when existing homesale transaction volume declined by more than 13% per year for three years. During that period, 30-year fixed mortgage rates exceeded 13%. The second period was from 1989 through 1990 when existing homesale transaction volume declined by 8.5% in 1989 and 1% in 1990, before resuming increases every year through 2005. Mortgage rates on a 30-year fixed mortgage exceeded 10% during that two-year period. Existing homesale transactions declined 8% in 2006 from 2005;

•	Existing homesale transaction volume (based on median prices) has historically experienced significant growth following prior national corrections: During the 1979-1984, 1988-1993 and 1999-2004 cycles, existing homesale transaction volume increased 54%, 25% and 51%, respectively, on a cumulative basis over the last three years for each period (with the last three years representing the post-correction periods); and

•	Up-markets have historically been longer in duration and greater in magnitude than down-markets.

The table below shows more detailed information with respect to year-to-year changes in the existing homesale market over the 1972-2006 period.

			Existing		Existing
		%	Homesale	%	Transaction	%	30-Year Fixed
Year	Median Price[1]	Change	Units (000)[1]	Change	Volume (000)	Change	Mort. Rates[2]

1972	$26,667		2,252		$60,054,084		7.38%
1973	28,942	8.5%	2,334	3.6%	67,550,628	12.5%	8.04%
1974	32,025	10.7%	2,272	(2.7)%	72,760,800	7.7%	9.19%
1975	35,250	10.1%	2,476	9.0%	87,279,000	20.0%	9.04%
1976	38,075	8.0%	3,064	23.7%	116,661,800	33.7%	8.86%
1977	42,750	12.3%	3,650	19.1%	156,037,500	33.8%	8.84%
1978	48,692	13.9%	3,986	9.2%	194,086,312	24.4%	9.63%
1979	55,533	14.0%	3,827	(4.0)%	212,524,791	9.5%	11.19%
1980	62,050	11.7%	2,973	(22.3)%	184,474,650	(13.2)%	13.77%
1981	66,125	6.6%	2,419	(18.6)%	159,956,375	(13.3)%	16.63%
1982	67,700	2.4%	1,990	(17.7)%	134,723,000	(15.8)%	16.08%
1983	69,825	3.1%	2,719	36.6%	189,854,175	40.9%	13.23%
1984	72,300	3.5%	2,868	5.5%	207,356,400	9.2%	13.87%
1985	75,358	4.2%	3,214	12.1%	242,200,612	16.8%	12.42%
1986	80,258	6.5%	3,565	10.9%	286,119,770	18.1%	10.18%
1987	85,575	6.6%	3,526	(1.1)%	301,737,450	5.5%	10.20%
1988	89,200	4.2%	3,594	1.9%	320,584,800	6.2%	10.34%
1989	89,200	0.0%	3,290	(8.5)%	293,468,000	(8.5)%	10.32%
1990	91,400	2.5%	3,186	(3.2)%	291,200,400	(0.8)%	10.13%
1991	96,200	5.3%	3,145	(1.3)%	302,549,000	3.9%	9.25%
1992	98,600	2.5%	3,432	9.1%	338,395,200	11.8%	8.40%
1993	101,500	2.9%	3,739	8.9%	379,508,500	12.1%	7.30%
1994	105,400	3.8%	3,886	3.9%	409,584,400	7.9%	8.35%
1995	108,500	2.9%	3,852	(0.9)%	417,942,000	2.0%	7.95%
1996	113,600	4.7%	4,167	8.2%	473,371,200	13.3%	7.80%
1997	119,400	5.1%	4,371	4.9%	521,897,400	10.3%	7.60%
1998	125,800	5.4%	4,966	13.6%	624,722,800	19.7%	6.94%
1999	130,700	3.9%	5,190	4.5%	678,333,000	8.6%	7.43%
2000	136,000	4.1%	5,171	(0.4)%	703,256,000	3.7%	8.06%
2001	145,000	6.6%	5,332	3.1%	773,140,000	9.9%	6.97%
2002	156,200	7.7%	5,631	5.6%	879,562,200	13.8%	6.54%
2003	169,500	8.5%	6,183	9.8%	1,048,018,500	19.2%	5.82%
2004	195,400	15.3%	6,784	9.7%	1,325,593,600	26.5%	5.84%
2005	219,600	12.4%	7,075	4.3%	1,553,670,000	17.2%	5.86%
2006	221,900	1.0%	6,478	(8.4)%	1,437,468,000	(7.5)%	6.41%

CAGR (1972–2006) (Average)		6.4%		3.2%		9.8%	9.31%

(1)	Source: NAR (2006 data is from February 2007 outlook report)

(2)	Source: Freddie Mac (2006 data is from February 2007 report)

2006 Industry Review

According to NAR, median homesale prices increased by 1% and existing homesale transactions decreased by 8% in 2006 compared to 2005. 2006 was the third best year ever for existing homesale transactions, at 6.48 million homes. Accordingly, the existing homesale transaction dollar volume decreased by 8% in 2006 compared to 2005. Unlike the 1980-1982 and 1989-1990 periods, which were characterized by economic recession, high unemployment and high mortgage rates, we believe that the current market correction is primarily resulting from the following factors:

•	Homesale price increases of 15% and 12% in 2004 and 2005, respectively, were high relative to historical increases, particularly driven by activities in the U.S. coastal areas;

•	While market fundamentals remained strong during that period, a significantly higher number of buyers entered the market in 2004 and 2005 in anticipation of prices increasing and with the expectation of short-term profit realization, driving most of that increase. NAR estimates that such investors accounted for 23% of home sales in 2005. We believe such speculation activities have declined in 2006;

•	As a result of the price increase noted above, national housing affordability (measured by the Housing Affordability Index published by NAR and calculating whether or not a typical family could qualify for a mortgage loan on a typical home) declined from 139 in the fourth quarter of 2003 to 109 in the fourth quarter of 2006 and reached as low as 100 in July 2006;

•	Negative media reports on the U.S. housing market suggesting the prospects of sharp future price decreases nationwide and economic recession arising from the current housing correction, which we believe has caused many prospective buyers to remain cautious about purchasing a home; and

•	Increasing interest rates, higher energy prices, lower consumer confidence and general economic conditions are some of the other factors which adversely affected the real estate industry in 2006.

2007/2008 Industry Outlook

As of February 2007, NAR forecasts a 1% decrease in existing homesales and a 2% increase in the median price of existing single-family homes in 2007 compared to 2006.

On a quarterly basis, following existing home sales decreases projected in the first and second quarters of 2007 on a year-over-year basis, NAR expects home sales to resume positive growth in the third quarter of 2007 throughout the end of its forecast period (second quarter of 2008) on a quarterly year-over-year basis.

As of February 2007, the Federal National Mortgage Association (“FNMA”) forecasts an 8% decrease in existing homesales and a 2% decrease in the median price of existing single-family homes in 2007 compared to 2006.

As of February 2007, NAR forecasts a 3% increase in existing homesales and a 3% increase in the median price of existing single-family homes in 2008 compared to 2007.

As of February 2007, FNMA forecasts a 1% increase in existing homesales and a 1% increase in the median price of existing single-family homes in 2008 compared to 2007.

As of February 2007, FNMA also forecasts that the average 30-year fixed mortgage rate will be 6.35% for 2007 and 6.38% for 2008.

Recent Industry Indicators

We also believe that recent indicators point to the possibility that the residential real estate market may be beginning to stabilize:

•	Existing homesale transaction volume (measured monthly on a year-over-year basis) has been experiencing a correction since August 2005, equating to an 18 month long correction to date. In recent months, the decline in existing homesale transaction volume has lessened. NAR reported a 7% year-over-year decline in both January 2007 and December 2006 in contrast to the 13% and 15% year-over-year declines in November 2006 and October 2006, respectively.

•	Existing homes inventory level, after having steadily increased from 4.7 months in August 2005 to 7.4 months in October 2006, has started to decrease and was 6.6 months in January 2007;

•	National housing affordability, after having decreased from 108 in August 2005 to 100 in July 2006, has increased to 116 in January 2007; and

•	Mortgage applications (measured by the Mortgage Bankers Association Purchase Index and calculating the level of mortgage application activity related to purchase loans only), after having decreased from 489 in August 2005 to 406 in June 2006, have been stabilizing since the second quarter of 2006.

Value Circle

Our four complementary businesses work together to form our “value circle.” Our value circle is a major driver of our revenue growth. This is demonstrated through the following examples:

•	After becoming a franchisee, we may ask the franchisee, if qualified, to join the Cartus Broker Network, our relocation business referral network, and to work with our title and settlement services business. If qualified, the approved broker would be eligible to receive relocation referrals from our relocation services business, and our relocation services business would receive a fee for the referral. Our franchisees may also enter into marketing or service agreements or title agency ventures with our title and settlement services business, which will allow them to participate in the title and settlement services business.

•	Our Cartus Broker Network is a network of brokers that accepts referrals from our relocation services business. Approximately 94% of the Cartus Broker Network is affiliated with our brands, including both our franchisees and our company owned brokerage business. As such, our real estate franchise systems business, through royalty payments from franchisees and company owned brokerage operations, and our company owned brokerage business, through commissions, earn revenues from the referral.

•	The majority of our title and settlement services business offices are located in or around our owned brokerage offices and capture approximately 47% of all title and settlement services that originate in those offices.

•	When our relocation services business assists a transferee in selling his or her home, the transferee frequently uses our title and settlement services business; and, where customary, our title and settlement service business also provides services in connection with the purchase of the transferee’s new home.

•	Through our 49.9% ownership of PHH Home Loans, we earn 49.9% of any income earned as a result of a referral from our company owned brokerages or our relocation services business. PHH Mortgage, the mortgage subsidiary of PHH Corporation and the 50.1% owner of PHH Home Loans, is the only endorsed provider of mortgages for customers of our franchisees and we receive a marketing fee for promotion in connection with our endorsement.

It is possible that all four of our businesses can derive revenue from the same real estate transaction. An example would be when a relocation services business client engages us to relocate an employee, who then hires a real estate sales associate affiliated with one of our owned and operated real estate brokerages to assist the employee in buying a home from a seller, who listed the house with one of our franchisees and uses our local title agent for title insurance and settlement services and obtains a mortgage through our mortgage venture with PHH Corporation. This value circle uniquely positions us to generate revenue growth opportunities in all of our businesses.

Our Brands

As the largest franchisor of residential real estate brokerages in the world and the largest U.S. residential real estate brokerage, our brands are among the most well known and established real estate brokerage brands in the real estate industry. As of December 31, 2006, we had approximately 15,900 franchised and company owned offices and 321,000 sales associates operating under our franchise brands in the U.S. and other countries and territories around the world, which includes over 1,000 of our company owned and operated brokerage offices. In the U.S. during 2006, we estimate, based on publicly available information, that brokers operating under one of our franchised brands (including our brokers in our company owned offices) represented the buyer or the seller in approximately one out of every four single family homes sale transactions that involved a broker.

Our real estate franchise brands are listed in the following chart, which includes information as of December 31, 2006 for both our franchised and company owned offices:

Description	One of the world’s largest residential real estate sales organizations	One of the world’s largest real estate brokerage franchisors	A leading residential real estate brokerage franchisor	Luxury real estate brokerage franchisor	A leader in commercial real estate

Offices	8,492	3,824	2,972	346	209

Brokers and Sales Associates	146,070	123,730	38,740	7,220	2,090

U.S. Annual Sides	716,497	960,051	190,073	27,352	N/A

# Countries with Master Franchise Agreements	45	30	34	15	5

Characteristics	• Well-recognized name in real estate • Innovative national and local marketing	• 100-year old real estate company • Pioneer in Concierge Services and a market leader in million-dollar homes	• 30-year old company • Established the first real estate franchise network outside of North America in 1981	• Well-known name in the luxury market • New luxury franchise model launched by us in 2004	• Founded in 1906 • Services corporations, small business clients and investors

Real Estate Franchise Services

Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, create or acquire new brands, retain existing franchises and, most importantly, provide world-class service and support to our franchisees in a way that enables them to increase their revenue and profitability.

We have generated significant growth in our real estate franchise business by increasing the penetration of our existing brands in their markets, increasing the number of master franchise agreements that we sell and increasing the geographic diversity of our franchised locations to ensure exposure to multiple areas. We believe that exposure to multiple geographic areas throughout the U.S. and internationally also reduces our risk of exposure to local or regional changes in the real estate market. In addition, our large number of franchisees reduces our reliance on the revenues of a few franchisees. During 2006, our largest independent franchisee generated less than one percent of our real estate franchise business revenues.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ gross commission income earned from real estate transactions. In general, we provide our franchisees with a license to use the brands’ service marks, tools and systems in connection with their business, provide them with educational materials which contain recommended methods, specifications and procedures for operating the franchise, extensive training programs and assistance and a national marketing program and related services. We operate and maintain an Internet-based reporting system for our franchisees which allows them to electronically transmit listing information, transactions, reporting information and other relevant reporting data. We also own and operate websites for each of our brands. We offer our franchisees the opportunity to sell ancillary services such as title insurance and settlement services as a way to enhance their business and to increase our cross-selling initiative. We believe that one of our strengths is the strong relationships that we have with our franchisees as evidenced by the 98% retention rate of gross revenues in our franchise system during 2006. Our retention rate represents the annual gross commission income generated by our franchisees that is kept in the franchise system on an annual basis, measured against the annual gross commission income as of December 31 of the previous year. On average, each franchisee’s tenure with one of our brands is 15 years. Generally, lost gross commission income is due to termination of a franchise for cause including non-payment or non-performance, retirement or a mutual release.

The franchise agreements impose restrictions on the business and operations of the franchisees and requires them to comply with the operating and identity standards set forth in each brand’s policy and procedures manuals. A franchisee’s failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees may, in some cases, mostly in the Century 21® brand, have limited rights to terminate the franchise agreements. Prior versions of the Century 21® franchise agreements, that are still in effect but are no longer offered to new franchisees, permit the franchisee to terminate the agreement if the franchisee retires, becomes disabled or dies. Generally, the franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee of up to $25,000, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of such income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive return of a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee’s annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of franchise agreements, the maximum volume incentive varies for each franchise system, and ranges from 2% to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program. Franchisees and company owned offices are also required to make monthly contributions to national advertising funds maintained by each brand for the creation and development of advertising, public relations and other marketing programs.

Under certain circumstances, forgivable loans are extended to eligible franchisees for the purpose of covering all or a portion of the out-of-pocket expenses for a franchisee to open or convert into an office operating under one of our franchise brands, to facilitate the franchisee’s acquisition of an independent brokerage or for major renovations. Many franchisees use the advance to change stationery, signage, business cards and marketing materials or to assist in acquiring companies. The loans are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain criteria, the cash advances are forgiven over the term of the franchise agreement.

In addition to offices owned and operated by our franchisees, we own and operate approximately 1,000 of the Coldwell Banker®, ERA®, Coldwell Banker Commercial®, Sotheby’s International Realty® and The Corcoran Group® offices through our NRT subsidiary. NRT pays intercompany royalty fees of approximately 6% of its commission income plus marketing fees to our real estate franchise business in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives and it is the largest contributor to the franchise system’s national marketing funds under which it operates.

In the U.S., we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we generally employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region, or a direct franchising model.

We also offer service providers an opportunity to market their products to our brokers, sales associates and their customers through our Preferred Alliance Program. To participate in this program, service providers generally pay us an initial fee, subsequent commissions based upon our franchisees’ or sales associates’ usage of the preferred alliance vendors or both. In connection with the spin-off of PHH Corporation, Cendant’s former mortgage business, PHH Mortgage, the subsidiary of PHH Corporation that conducts mortgage financing, is the only provider of mortgages for customers of our franchisees that we endorse. We receive a marketing fee for promotion in connection with our endorsement.

We own the trademarks “Century 21®,” “Coldwell Banker®,” “Coldwell Banker Commercial®,” “ERA®” and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our real estate business. Our franchisees and our subsidiaries actively use these trademarks, and all of the material trademarks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with corresponding trademark offices in major countries worldwide where these businesses have significant operations.

We have an exclusive license to own, operate and franchise the Sotheby’s International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC, Inc., a subsidiary of Sotheby’s Holdings, Inc.(“Sotheby’s Holdings”). Such license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby’s which are now operated by NRT. We pay a licensing fee to Sotheby’s Holdings for the use of the Sotheby’s International Realty® name equal to 9.5% of the royalties earned by our Real Estate Franchise Business attributable to franchisees affiliated with the Sotheby’s International Realty® brand, including brokers in our company owned offices.

Each of our brands has a consumer web site that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com and era.com are the official websites for the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Sotheby’s International Realty® and ERA® real estate franchise systems, respectively.

Company Owned Real Estate Brokerage Services

Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under our franchised brands, principally Coldwell Banker®, ERA® and Sotheby’s International Realty®, as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group®. As of December 31, 2006, we had over 1,000 company owned brokerage offices, approximately 8,500 employees and approximately 62,000 independent contractor sales associates working with these company owned offices. From the date of Cendant’s acquisition of 100% of NRT in April 2002 through 2006, we acquired 111 brokerage companies. These acquisitions have been a substantial contributor to the growth of our company owned brokerage business.

Our real estate brokerage business derives revenue primarily from sales commissions, which are received at the closing of real estate transactions, which we refer to as gross commission income. Sales commissions usually range from 5% to 7% of the home’s sale price. In transactions in which we act as a broker for solely the buyer or the seller, the seller’s broker typically instructs the closing agent to pay the buyer’s broker a portion of the sales commission. In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, in addition to PHH Home Loans. We believe we provide integrated services that enhance the customer experience.

When we assist the seller in a real estate transaction, our sales associates generally provide the seller with a full service marketing program, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on websites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, our sales associates generally help the buyer in locating specific properties that meet the buyer’s personal and financial specifications, show properties to the buyer, assist the buyer in negotiating (where permissible) and in preparing for closing the transaction.

We operate approximately 87% of our company owned offices under the Coldwell Banker® brand name, approximately 3% of our offices under the ERA® brand name, approximately 5% of our offices under The Corcoran Group® brand name and approximately 5% of our offices under the Sotheby’s International Realty® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our ERA® offices in New Jersey and Pennsylvania, our Corcoran® Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our Sotheby’s International Realty® offices in several regions throughout the U.S. We believe that the markets in which we operate generally function independently from one another. The following table provides information about the various regions we serve:

	% of	2006
	NRT 2006	Average
Major Geographic Regions	Revenue	Homesale Price

Midwest	15.5%	$ 283,966
Southern California	13.5%	$ 985,909
Tri-State(a) excluding New York City	11.1%	$ 568,216
Northern California	10.3%	$ 865,559
Florida	8.9%	$ 414,565
New York City	7.4%	$1,160,671
Mid-Atlantic	6.8%	$ 381,225
New England	6.7%	$ 434,547
Sotheby’s International Realty® (all locations)	7.7%	$1,377,536
All other(b)	12.1%	$ 301,307

Total	100.0%	$ 492,669

(a)	Includes New York, New Jersey and Connecticut
(b)	Includes Denver, Utah, Arizona, Hawaii, Atlanta and Pittsburgh

We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to recruit, retain and develop effective sales associates that can successfully engage and earn fees from new clients. We will continue to shift from traditional print media marketing to technology media marketing. We also plan to open new offices while monitoring expenses to increase efficiencies.

We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to expand our market share in existing markets through smaller “tuck-in” acquisitions. Following completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to support a broader network of sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by increasing the productivity of the acquired brokerages’ sales associates. We provide these sales associates with specialized tools, training and resources that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support; increased advertising and marketing support; relocation referrals, and a wide offering of brokerage-related services. In 2006, we acquired 19 real estate brokerage companies.

Our real estate brokerage business has a contract with Cartus under which the brokerage business provides brokerage services to relocating employees of the clients of Cartus. When receiving a referral from Cartus, our brokerage business seeks to assist the buyer in completing a homesale. Upon completion of a homesale, we receive a commission on the purchase or sale of the property and are obligated to pay Cartus a portion of such commission as a referral fee. We believe that these fees are comparable to the fees charged by other relocation companies.

PHH Home Loans, our home mortgage venture with PHH Corporation (“PHH”), a publicly traded company, has a 50-year term, subject to earlier termination upon the occurrence of certain events or at our election at any time after January 31, 2015 by providing two years notice to PHH. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. Such earlier termination would result in (i) PHH selling its interest to a buyer designated by us or (ii) requiring PHH to buy our interest. In either case, the purchase price would be the fair market value of the interest sold. All mortgage loans originated by the venture are sold to PHH or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. PHH Home Loans is the exclusive recommended provider of mortgages for our company owned real estate brokerage business.

Relocation Services

Through our subsidiary, Cartus, we offer a broad range of employee relocation services. In 2006, we assisted in over 130,000 relocations in over 150 countries for over 1,100 active clients including nearly two-thirds of the Fortune 50, as well as government agencies and affinity organizations. Our relocation services business operates in five global service centers on three continents. Our relocation services business is a leading global provider of outsourced employee relocation services with a number one market share in the U.S.

We primarily offer corporate and government clients employee relocation services, such as:

•	home-sale assistance, including the evaluation, inspection, purchasing and selling of a transferee’s home; the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client); certain home management services; assistance in locating a new home; and closing on the sale of the old home, generally at the instruction of the client;

•	expense processing, relocation policy counseling, relocation related accounting, including international compensation administration, and other consulting services;

•	arranging household goods moving services, with over 65,000 domestic and international shipments in 2006, and providing support for all aspects of moving a transferee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

•	visa and immigration support, intercultural and language training and expatriation/ repatriation counseling and destination services; and

•	group move management services providing coordination for moves involving a large number of transferees to or from a specific regional area over a short period of time.

The wide range of our services allows our clients to outsource their entire relocation programs to us. We believe we provide our relocation clients with exceptional service.

Under relocation services contracts with our clients, homesale services are divided into two types, “at risk” and “no risk.” Approximately 86% of our homesale services are provided under “no risk” contracts. Under these contracts, the client is responsible for payment of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the sale of the transferee’s home. We pay all of these expenses and generally fund them on behalf of the client. When we fund these expenses, the client then reimburses us for those costs plus interest charges on the advanced money. This limits our exposure on “no risk” homesale services to the credit risk of our corporate clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Due to the credit quality of our corporate clients and our history with such losses, we believe such risk is minimal.

For all U.S. federal government agency clients and a limited number of corporate clients, we provide an “at risk” homesale service in conjunction with the other services we provide. These “at risk” transactions represent approximately 14% of our total homesale transactions effected in connection with our relocation business. The “at risk” fee for these transactions is a fixed fee based on a percentage of the value of the underlying property, and is significantly larger than the fee under the “no risk” homesale service because we pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale, including potential losses on the sale of the home. We do not speculate in the real estate market nor is it our intention to profit on any appreciation in home values. We seek to limit our exposure to fluctuations in home values by attempting to dispose of our “at risk” homes as soon as possible. In 2006, approximately 45% of our “at risk” homes were “amended sales,” meaning a third party buyer is under contract at the time we become the owner of the home. This reduces our risk of a decrease in the home’s value. Net resale losses as a percentage of the purchase price of “at risk” homes has averaged approximately 2% over the last three years, which was more than offset by the premium we charge for an “at risk” homesale.

Under all relocation services contracts (regardless of whether the client utilizes the “no risk” or “at risk” homesale service), clients are responsible for payment of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. We process all of these expenses and generally fund them on behalf of the client. When we fund these expenses, the client reimburses us for those costs plus interest charges on the advanced money. The exposure for the non-homesale related direct expenses is limited to the credit risk of the corporate clients. We have experienced virtually no credit losses, net of recoveries, over the last three years.

Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client. If a client terminates its contract, we will only be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred to the time of termination.

We earn commissions primarily from real estate brokers and van lines who provide services to the transferee. The commissions earned allow us pricing flexibility for the fees we charge our clients. We have created the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, some of our franchisees who have been approved to become members and independent real estate brokers. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed over 68,000 properties in 2006. We derive about 6% of our relocation revenue from referrals within our Cartus Broker Network.

About 5% of our relocation revenue is derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies, credit unions and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members. In 2006, we provided personal assistance to over 69,000 individuals, with approximately 29,000 real estate transactions.

Title and Settlement Services

Our title and settlement services business, Title Resource Group, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters and through our title insurance venture called Censtar as well as through our wholly owned underwriter, Title Resources Guaranty Company, which we acquired in January 2006. We are licensed as a title agent in 39 states and Washington, D.C., have physical locations in 24 states and operate mostly in major metropolitan areas. As of December 31, 2006, we had approximately 475 offices, 325 of which are co-located with one of our company owned brokerage offices.

Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. For policies issued through our agency operations, we typically are liable only for the first $5,000 of loss for such policies on a per claim basis. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real property. Such policies are issued on the basis of a preliminary report or commitment. Such reports are prepared after, among others, a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. To facilitate the preparation of preliminary reports, copies of public records, maps and other relevant historical documents are compiled and indexed in a title plant. We subscribe to title information services provided by title plants owned and operated by independent entities to assist us in the preparation of preliminary title reports. In addition, we own, lease or participate with other title insurance companies or agents in the cooperative operation of such plants.

The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search and examination function is performed by the agent. The title agent and underwriter split the premium. The amount of such premium “split” is determined by agreement between the agency and underwriter, or is promulgated by state law. We have entered into underwriting agreements with various underwriters, which state the conditions under which we may issue a title insurance policy on their behalf.

Our company owned brokerage operations are the principal source of our title and settlement services business. Other sources of our title and settlement services business include our real estate franchise business, Cartus and PHH Corporation’s mortgage company. Over the past several years, we have increased the geographic coverage of our title and settlement services business principally through acquisitions. When we acquire a title and settlement services business, we typically retain the local brand identity of the acquired business. Our acquisition transactions are often conducted in connection with an acquisition of a brokerage company for our company owned brokerage operations. As a result, many of our offices have subleased space from, and are co-located within, our company owned brokerage offices, a strategy that has proved to be instrumental in improving our capture rates. The capture rate of our title and settlement services business was 47% in 2006.

Certain states in which we operate have “controlled business” statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. For example, in California, a title insurer/agent cannot rely on more than 50% of its title orders from “controlled business sources,” which is defined as sources controlled by, or which control, directly or indirectly, the title insurer/agent, which would include leads generated by our company owned brokerage business. In those states in which we operate our title and settlement services business that have “controlled business” statutes, we comply with such statutes by ensuring that we generate sufficient business from sources we do not control, including sources in which we own a minority ownership interest.

In January 2006, we completed our acquisition of American Title Company of Houston, Texas American Title Company and their related title companies based in Texas, including Dallas-based Title Resources Guaranty Company (“TRGC”), a title insurance underwriting business. TRGC is a title insurance underwriter licensed in Texas, Arizona, Colorado, Oklahoma, New Mexico, Kansas, Massachusetts, Maine, Missouri, New Jersey, Nevada, Pennsylvania, and Virginia. TRGC underwrites a portion of the title insurance policies issued by our agency businesses.

We also manage a national network of escrow and closing agents (some of whom are our employees, while others are attorneys in private practice) to provide full-service title and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers, and real estate sales associates. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.

We derive revenue through fees charged in real estate transactions for rendering the services described above as well as a percentage of the title premium on each title insurance policy sold. We provide many of these services in connection with our residential and commercial real estate brokerage and relocation operations. Fees for escrow and closing services are separate and distinct from premiums paid for title insurance and other real-estate services.

We intend to grow our title and settlement services business through the completion of additional acquisitions by increasing the number of title and settlement services offices that are located in or around our company owned brokerage offices and by increasing our capture rates. We also intend to grow by leveraging our existing geographic coverage, scale, capabilities and reputation into new offices not directly connected with our company owned brokerage offices and through continuing to enter into contracts and ventures with our franchisees that will allow them to participate in the title and settlement services business. We also plan to expand our underwriting operations into other states.

Competition

Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, The Prudential Real Estate Affiliates, Inc., GMAC Home Services, Inc. and RE/MAX International, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees and the fees the franchisees must pay.

The ability of our real estate brokerage franchisees to compete is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the quality of its sales associates, the location of its office, the services provided to its sales associates, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2006, our real estate franchise systems had approximately 9,500 brokerage offices in the U.S. and approximately 15,900 offices worldwide in 66 countries and territories in North and South America, Europe, Asia, Africa and Australia.

Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. Our company owned brokerage companies compete primarily with franchisees of local and regional real estate franchisors; franchisees of our brands and of other national real estate franchisors, such as The Prudential Real Estate Affiliates, Inc., GMAC Home Services, Inc. and RE/MAX International, Inc.; regional independent real estate organizations, such as Weichert Realtors and Long & Foster Real Estate; discount brokerages, such as ZipRealty; and smaller niche companies competing in local areas.

Relocation Business. Competition in our relocation business is based on service, quality and price. We compete with global and regional outsourced relocation services providers, human resource outsourcing companies, and international accounting firms. Human resource outsourcing companies may own or have relationships with other relocation companies. For example, Hewitt Associates, a large human resource outsourcing company, owns its own relocation company. Other human resource outsourcing companies may be seeking to acquire relocation companies or develop preferred relationships with our competitors. The larger outsourced relocation services providers that we compete with include Prudential Real Estate and Relocation Services Inc., Sirva, Inc. and Weichert Relocation Resources, Inc.

Title and Settlement Services. The title and settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. While we are an agent for some of the large insurers, we also compete with the owned agency operations of these insurers. These national competitors include Fidelity National Title Insurance Company, Land America Financial Group, Inc., Stewart Title Guaranty Company, First American Title Insurance Company and Old Republic Title Company. According to the American Land Title Association’s 2006 market share data, these five national competitors accounted for a significant share of total industry net premiums collected in 2006. In addition, numerous agency operations and small underwriters provide competition on the local level.

Marketing and Technology

National Advertising Fund

Each of our residential brands operates a National Advertising Fund and our commercial brand operates a Commercial Marketing Fund that is funded by our franchisees and our owned real estate brokerage operations. We are the largest contributor to each of these funds, either through commitments through our contracts with our franchisees or by our agreements with our company owned real estate brokerage operations. The focus of the National Advertising Funds is as follows:

Build and Maintain Strong Consumer Brands

The primary focus of each National Advertising Fund is to build and maintain brand awareness. This is primarily accomplished through television, radio and print advertising. Our Internet presence, for the most part, features our entire listing inventory in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free standing brand intranet sites, to assist sales associates in becoming the best marketer of their listings. In addition to the Sotheby’s International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21® Fine Homes & Estatessm, Coldwell Banker Previews®, and ERA International Collection®.

Drive Customers to Brand Websites

According to NAR, 70% of all homebuyers used the Internet in connection with their search for a new home in 2006. Our marketing and technology strategies focus on capturing this consumer and assisting in their purchase. Internet, print, radio and television advertising are used by the brands to drive consumers to their respective websites. Significant focus is placed on developing each website to create value to the real estate consumer. Each website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the listing on the brand website. Additionally, each brand website serves as a national distribution point for sales associates to market themselves to consumers to enhance the customer experience.

Proprietary Technology

In addition to the websites, each brand focuses on technology initiatives that increase value to the customer and the franchisee. Beginning in 2005, we began rolling out SearchRouter and LeadRouter. The two technologies complement each other and serve to drive traffic back to our franchisees and our company owned real estate brokerage operations. SearchRouter is a proprietary technology (although portions of it are licensed from third parties) that passes the search criteria from one of our national websites to local franchisees’ websites, thereby delivering all local listings from all real estate companies in a particular area. The second proprietary system, LeadRouter, for which a U.S. patent application is currently pending, works with each brand’s national website to deliver Internet consumer leads directly to a sales associate’s cellular phone in real time, which dramatically increases the sales associate’s response rate and response time to the consumer.

Company Owned Brokerage Operations

Our company owned real estate brokerage business markets our real estate services and specific real estate listings primarily through individual property signage, the Internet, and by hosting open houses of our listings for potential buyers to view in person during an appointed time period. In addition, contacts and communication with other real estate sales associates, targeted direct mailings, and local print media, including newspapers and real estate publications, are effective for certain price points and geographical locations. Television (spot cable commercials), radio 10-second spots in select markets, and “out-of-home” (i.e., billboards, train station posters) advertisements are also included in many of our companies’ marketing strategies.

Our sales associates at times choose to supplement our marketing with specialized programs they fund on their own. We provide our sales associates with promotional templates and materials which may be customized for this opportunity.

In addition to our Sotheby’s International Realty® offices, we also participate in luxury marketing programs established by our franchisors, such as Coldwell Banker Previews® and the ERA International Collection®. The programs provide special services for buyers and sellers of luxury homes, with attached logos to differentiate the properties. Our sales associates are offered the opportunity to receive specific training and certification in their respective luxury properties marketing program. Properties listed in the program are highlighted through specific:

•	signage displaying the appropriate logo;

•	features in the appropriate section on the company Internet site;

•	targeted mailings to prospective purchasers using specific mailing lists; and

•	collateral marketing material, magazines and brochures highlighting the property.

The utilization of information technology as a marketing tool has become increasingly effective in our industry, and we believe that trend will continue to increase. Accordingly, we have sought to become a leader among residential real estate brokerage firms in the use and application of technology. The key features of our approach are as follows:

•	The integration of our information systems with multiple listing services to:

o	provide property information on a substantial number of listings, including those of our competitors when possible to do so;

o	integrate with our systems to provide current data for other proprietary technology within NRT, such as contact management technology.

•	The placement of our company listings on multiple websites, including:

o	our NRT operating companies’ local websites;

o	the appropriate brand website(s) (coldwellbanker.com, era.com and sothebysrealty.com);

o	Openhouse.com, Realogy’s multi-branded website designed specifically for promoting open houses; and

o	Realtor.com, the official website of NAR, by enhancing our presence with additional investments in the website’s featured home product, presenting certain properties in a featured spot on the search parameter page.

The majority of these websites provide the opportunity for the customer to utilize different features, allowing them to investigate community information, view property information and print feature sheets on those properties, receive on-line updates, obtain mapping and property tours for open houses, qualify for financing, review the qualifications of our sales associates, receive home buying and selling tips, and view information on our local sales offices. The process usually begins with the browsing consumer providing search parameters to narrow their property viewing experience. Wherever possible, we provide at least six photographs of the property and/or a virtual tour in order to make the selection process as complete as possible. To make readily available the robust experience on our web sites, we utilize paid web search engine advertising as a source for our Internet consumers.

Most importantly, the browsing customer has the ability to contact us regarding their particular interest and receive a rapid response through our proprietary LeadRouter system. Through this program, Internet queries are transferred electronically to our sales associates within a matter of seconds, enabling the consumer to receive the information they desire, including an appointment with our sales associate in a timely manner.

Our sales associates have the ability to access professional support and information through various extranet sites in order to perform their tasks more efficiently. An example of this is the nationwide availability of a current “Do Not Call List” to assist them in the proper telemarketing of their services.

Employees

At December 31, 2006, we had approximately 14,600 employees, including approximately 450 employees outside of the U.S. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe that our employee relations are good.

Sales Associate Recruiting and Training

Each real estate franchise system encourages, and provides some assistance and training with respect to, sales associate recruiting by franchisees. Each system separately develops its own branded recruiting programs that are tailored to the needs of its franchisees.

We encourage our franchisees to recruit sales associates by selectively offering forgivable financing arrangements to franchisees that add sales associates in the early stages of their franchise relationship with us. We typically present these opportunities to unaffiliated brokerages upon conversion to a franchise and when existing franchisees open offices in new markets. For example, a new franchisee may be granted 60 days from the date its brokerage is opened and operating as a franchised business to recruit sales associates in order to increase the opportunity for additional gross revenue that is used as the basis for determining the amount of the forgivable financing arrangement. We will only provide incentives on additional gross commission income from sales associates who were not previously associated with one of our other franchise systems during the past six months.

Each real estate brand provides training and marketing-related materials to its franchisees to assist them in the recruiting process. While we never participate in the selection, interviewing, hiring or termination of franchisee sales associates (and do not provide any advice regarding the structure of the employment or contractor relationship), the common goal of each program is to provide the broker with the information and techniques to help the broker grow their business through sales associate recruitment.

Each system’s recruiting program contains different materials and delivery methods. The marketing materials range from a detailed description of the services offered by our franchise system (which will be available to the sales associate) in brochure or poster format to audio tape lectures from industry experts. Live instructors at conventions and orientation seminars deliver some recruiting modules while other modules can be viewed by brokers anywhere in the world through virtual classrooms over the Internet. Most of the programs and materials are then made available in electronic form to franchisees over the respective system’s private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.

Our Separation from Cendant

In October 2005, Cendant’s Board preliminarily approved a plan to separate Cendant into four separate companies—one for each of Cendant’s real estate services, travel distribution services, hospitality services (including timeshare resorts) and vehicle rental businesses. Cendant transferred all of the assets and liabilities of its real estate services businesses to Realogy, and on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding as of the close of business on July 21, 2006, the record date for the distribution. Pursuant to the separation plan, Cendant also (i) distributed all of the shares of common stock of Wyndham Worldwide Corporation (“Wyndham Worldwide”), the Cendant subsidiary that directly or indirectly holds the assets and liabilities associated with Cendant’s hospitality services (including timeshare resorts) businesses, on July 31, 2006 and (ii) sold all of the common stock of Travelport, the Cendant subsidiary that directly or indirectly holds the assets and liabilities associated with Cendant’s travel distribution services businesses, on August 23, 2006. Realogy common stock commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “H” on August 1, 2006.

Before our separation from Cendant, we entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our separation from Cendant . Under the Separation and Distribution Agreement, in particular, we were assigned 62.5% of certain contingent and other corporate assets, and assumed 62.5% of certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities of Cendant or its subsidiaries which are not primarily related to our business or the businesses of Wyndham Worldwide, Travelport or Cendant’s vehicle rental business, and Wyndham Worldwide was assigned 37.5% of such contingent assets and assumed 37.5% of such contingent liabilities. The contingent assets of Cendant or its subsidiaries include assets relating to (i) certain minority investments of Cendant which do not primarily relate to us, Wyndham Worldwide, Travelport or Avis Budget, (ii) rights to receive payments under certain tax-related agreements with former businesses of Cendant and (iii) rights under a certain litigation claim. We have not quantified the value of the contingent assets as these assets are subject to contingency in their realization and GAAP does not allow us to record any of the Cendant contingent assets on our balance sheet. The other corporate liabilities of Cendant or its subsidiaries include liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, including (subject to certain exceptions) liabilities for taxes of Travelport for taxable periods through the date of the Travelport sale, (iii) certain litigation matters, (iv) generally any actions with respect to the separation plan and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with the separation. We will generally act as the managing party and will manage and assume control of most legal matters related to the assumed contingent litigation liabilities of Cendant.

In connection with our separation from Cendant, we entered into a $1,325 million interim loan facility, a $1,050 million revolving credit facility and a $600 million term loan facility. Shortly before our separation from Cendant, we utilized the full capacity under these facilities with the exception of $750 million under the revolving credit facility. The proceeds received in connection with the $2,225 million of borrowings were transferred to Cendant for the purpose of permitting Cendant to repay a portion of Cendant’s corporate debt and to satisfy other costs. Subsequently, the Company recorded an adjustment to the initial $2,225 million transfer to reflect the return of $42 million to the Company. The amounts received are subject to final true-up adjustments and any such adjustments will be recorded as an adjustment to stockholders’ equity.

On August 23, 2006 Cendant announced that it had completed the sale of Travelport for $4,300 million subject to certain closing adjustments and promptly thereafter, Cendant, pursuant to the Separation and Distribution Agreement, distributed $1,423 million of the cash proceeds from the sale to us. Subsequently, the Company recorded additional net proceeds of $31 million. The final amount of the Travelport proceeds, after stipulated adjustments, may be more or less than the amount provided to us by Cendant thus far. Accordingly, we may receive additional amounts or be required to return certain of these amounts to Cendant.

Government Regulation

Franchise Regulation.  The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the “FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington, and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. Where the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. Failure to comply with these laws could result in civil liability to any affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. We may engage in certain lending transactions common in residential real estate franchising and provide loans to franchisees as part of the sale of the franchise.

Real Estate Regulation.  The federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict payments which real estate brokers, title agencies, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. Currently, several states prohibit the sharing of referral fees with a principal to a transaction. In addition, with respect to our company owned real estate brokerage, relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.

Our company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions and advertising and consumer disclosures. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage businesses.

Regulation of Title Insurance and Settlement Services.  Many states license and regulate title agencies/settlement service providers or certain employees and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States sometimes unilaterally lower the insurance rates relative to loss experience and other relevant factors. States also require title agencies and title underwriters to meet certain minimum financial requirements for net worth and working capital. In addition, each of our insurance underwriters is subject to a holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends.

Certain states in which we operate have “controlled business” statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. We are aware of 23 states (Alaska, Arizona, California, Colorado, Connecticut, Hawaii, Idaho, Indiana, Kansas, Kentucky, Louisiana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, Oregon, Tennessee, Utah, Vermont, West Virginia, Wisconsin and Wyoming) that have enacted some form of “controlled business” statute. “Controlled business”

typically is defined as sources controlled by, or which control, directly or indirectly, the title insurer or agent. We are not aware of any pending controlled business legislation. A company’s failure to comply with such statutes could result in the non-renewal of the company’s license to provide title and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable “controlled business” statutes by ensuring that we generate sufficient business from sources we do not control, including sources in which we own a minority ownership interest. We have never been cited for failing to comply with a “controlled business” statute.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this report. The risk factors generally have been separated into three groups: (i) risks relating to the merger agreement with Apollo affiliates, (ii) risks relating to our business and (iii) risks relating to our separation from Cendant. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to the Merger Agreement with Apollo Affiliates

Failure to complete the proposed merger could negatively affect us.

On December 15, 2006, we entered into the merger agreement with affiliates of Apollo. There is no assurance that the merger agreement and the merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied. In connection with the merger, we will be subject to several risks, including the following:

➢	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

➢	the occurrence of any event, change or other circumstances that could give rise to a termination of the merger agreement;

➢	the outcome of any legal proceedings that have been or may be instituted against Realogy, members of our Board of Directors and others relating to the merger agreement including the terms of any settlement of such legal proceedings that may be subject to court approval;

➢	the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the merger;

➢	the failure by Apollo or its affiliates to obtain the necessary debt financing arrangements set forth in commitment letter received in connection with the merger;

➢	the failure of the merger to close for any other reason;

➢	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;

➢	the effect of the announcement of the merger on our franchisee and other business relationships, operating results and business generally; and

➢	the amount of the costs, fees, expenses and charges we have and may incur related to the merger.

The borrowings incurred in order to finance the merger could result in a downgrade of our debt ratings, which could increase our borrowing costs and may restrict our access to capital markets.

In October 2006, our senior unsecured notes were rated BBB and Baa3 by Standard & Poor’s (“S&P”) and Moody’s, respectively, with a negative outlook. Under the terms of these notes, if the rating from Moody’s applicable to the notes is decreased to non-investment grade to a rating of Ba1 or below or if the rating from S&P applicable to the notes is decreased to a rating of BB+ or below, the interest rate will be increased by 0.25% per rating level up to a maximum increase of 2.00%, retroactive to the beginning of the current respective interest period. On March 1, 2007, S&P downgraded the rating on these notes to BB+ from BBB and these notes remain on CreditWatch subject to negative implications. As a result, the interest rate on each of the three series of these notes increased by 0.25% retroactive to the beginning of the current respective interest periods.

In December 2006, subsequent to the announcement of the definitive agreement to merge with a subsidiary of Apollo Management VI, L.P., S&P downgraded our long term corporate rating from BBB to BB+. As a result of the increased borrowings that are expected to be incurred to consummate the merger (or as a result of national and/or global economic and political events aside from the merger), it is possible that the rating agencies may further downgrade our debt ratings, which would increase our borrowing costs and therefore could adversely affect our financial results. In addition, it is possible that the rating agencies may downgrade our ratings based upon our results of operations and financial condition. If S&P further downgrades the debt rating applicable to the existing senior unsecured notes, or Moody’s downgrades the debt rating on those notes to below investment grade, the interest rate on those senior notes will be further increased up to a maximum 2.00% increase from their initial interest rate, depending on the extent the ratings are downgraded, as set forth in the existing notes. On March 1, 2007, S&P indicated that if these notes remain a permanent piece of the Company’s capital structure following the pending merger with affiliates of Apollo, the ratings on these notes would be further downgraded to BB. On March 2, 2007, Moody’s indicated that if the pending merger is approved by the Company’s stockholders, Moody’s will lower the ratings on these notes to Ba3. Accordingly, if these downgrades are issued, the interest rate on each of the three series of notes will be increased 1.25% from their initial interest rate (or an additional 100 basis points from the current interest rate) retroactive to the beginning of the then current respective interest period. Any downgrade by either rating agency on our current or future senior unsecured notes, whether or not below investment grade, could increase the pricing of any amounts drawn under our syndicated bank credit facilities - namely, the spread to LIBOR increases as our ratings from either S&P or Moody’s decreases. A downgrade in our credit rating below investment grade could also result in an increase in the amount of collateral required by our letters of credit. A downgrade in our senior unsecured rating below BB- from S&P or below Ba3 from Moody’s would trigger a default for our Apple Ridge Funding LLC secured facility. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

If the merger is consummated, our ability to access the debt and equity markets may be materially impacted by the debt which is expected to be incurred to finance the merger.

Upon completion of the merger, we expect to incur significant indebtedness and utilize significant amounts of cash and cash equivalents, short-term investments and marketable securities in order to complete the merger. As a result, our ability to access the debt or equity markets may be materially impacted by the merger.

Risks Relating to Our Business

Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.

Our business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy.

A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our financial condition and our results of operations.

Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies affect the real estate market through their effect on interest rates as well as the pricing on our interest-earning assets and the cost of our interest-bearing liabilities. We are affected by the current rising interest rate environment. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower cost mortgage rather than sell their home and pay a higher cost mortgage and potential home buyers choose to rent rather than pay higher mortgage rates. In addition, the growth in home prices may slow as the demand for homes decreases and homes become less affordable. Changes in these policies are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

A decline in the number of homesales and/or prices could adversely affect our revenues and profitability.

During the first half of this decade, based on information published by NAR, existing homesales volumes have risen to their highest levels in history. That growth rate has reversed in 2006 and FNMA and NAR are both reporting, as of February 2007, an 8% decrease in the number of existing homesale sides during 2006 compared to 2005. Our recent financial results confirm this trend as evidenced by homesale unit declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses during 2006 compared to 2005. For 2006, our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses experienced, including acquisitions, closed homesale unit decreases of 18% and 17%, respectively, compared to 2005 and FNMA and NAR each forecasts, as of February 2007, a decline of 8% and of 1%, respectively, in existing homesales during 2007 compared to 2006.

Based upon information published by NAR, from 2000 to 2005, the median price of existing homes increased at a compound annual growth rate, or CAGR, of 10.1% compared to a CAGR of 6.4% from 1972 to 2006, and in 2004 and 2005, the annual increases were 15.3% and 12.4%, respectively. That rate of increase slowed significantly in 2006 and FNMA and NAR are reporting, as of February 2007, a 2% and 1% increase, respectively in the national median home sale price of existing homes for 2006 as compared to 2005. Our 2006 results confirmed that the growth in the average price of homes sold slowed in comparison to 2005 and we expect this trend to continue throughout 2007. FNMA and NAR also expect this trend will continue as they are forecasting, as of February 2007, a decrease of 2% and an increase of 2%, respectively, in the national median price of existing homes during 2007.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. Any of the following could have a material adverse effect on our business by causing a general decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	periods of economic slowdown or recession;

•	rising interest rates and general availability of mortgage financing;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	more stringent lending standards for home mortgages;

•	local, state and federal government regulation;

•	shifts in populations away from the markets that we or our franchisees serve;

•	tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

•	decreasing home ownership rates;

•	declining demand for real estate;

•	a negative perception of the market for residential real estate;

•	commission pressure from brokers who discount their commissions;

•	acts of God, such as hurricanes, earthquakes and other natural disasters; and/or

•	an increase in the cost of homeowners insurance.

A sustained decline in existing homesales, any resulting sustained decline in home prices or a sustained or accelerated decline in commission rates charged by brokers, could adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, reducing the referral fees earned by our relocation services business and increasing the risk that our relocation services business will suffer losses in the sale of homes relating to its “at risk” homesale service contracts (i.e., where we purchase the transferring employee’s home and assume the risk of loss in the resale of such home). For example, in 2006, a 100 basis point (or 1%) decline in either homesale sides or the average selling price of closed homesale transactions would have decreased EBITDA $4 million for our Real Estate Franchise Services segment and $15 million for our Company Owned Real Estate Brokerage Services segment.

Competition in the residential real estate and relocation business is intense and may adversely affect our financial performance.

Competition in the residential real estate services business is intense. As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees. Competition among national brand franchisors in the real estate brokerage industry to grow their franchise systems is intense. Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring similar products and services at rates that are lower than we charge. Our largest national competitors in this industry include Prudential, GMAC Real Estate and RE/MAX real estate brokerage brands. Some of these companies may have greater financial resources than we do, including greater marketing and technology budgets. Regional and local franchisors provide additional competitive pressure in certain areas. We believe that competition for the sale of franchises is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees and the fees the franchisees must pay. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate. Our franchisees are generally in intense competition with franchisees of other systems and independent real estate brokers. Our revenue will vary directly with our franchisees’ revenue, but is not directly dependent upon our franchisees’ profitability. If competition results in lower average brokerage commission rates or lower sales volume by our franchisees, our revenues will be affected adversely.

Our company owned brokerage business, like that of our franchisees, is generally in intense competition with franchisees of other systems, independent real estate brokerages, including discount brokers, owner-operated chains and, in certain markets, our franchisees. We face competition from large regional brokerage firms as well as local brokerage firms, but such competition is limited to the markets in which such competitors operate. Competition is particularly severe in the densely populated metropolitan areas in which we compete. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions below the industry norms. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and brokerage commission. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. We also compete for the services of qualified licensed sales associates. Such competition could reduce the commission amounts retained by our company after giving effect to the split with sales associates and possibly increase the amounts that we spend on marketing.

In our relocation services business, we compete with global and regional outsourced relocation service providers, human resource outsourcing companies and international accounting firms. These human resource outsourcing companies may own or have relationships with other relocation companies. For example, Hewitt Associates, a large human resource outsourcing company, owns its own relocation company. Other human resource outsourcing companies may be seeking to acquire relocation companies or develop preferred relationships with one of our competitors. The larger outsourced relocation service providers that we compete with include Prudential Real Estate and Relocation Services, Inc., Sirva, Inc. and Weichert Relocation Resources, Inc.

The title and settlement services industry is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete directly with title insurers, title agents and other vendor management companies. While we are an agent for some of the large title insurers, we also compete with the owned agency operations of these insurers. Competition among underwriters of title insurance policies is much less fragmented, although also very intense.

Several of our businesses are highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Several of our businesses are highly regulated. The sale of franchises is regulated by various state laws as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While we believe that our franchising operations are in compliance with such existing regulations, we cannot predict the effect any existing or future legislation or regulation may have on our business operation or financial condition.

Our real estate brokerage business must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we do business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage business.

Our company owned real estate brokerage business, our relocation business, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with the RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. Additionally, as noted above, our title and settlement services and relocation businesses must comply with RESPA and similar state insurance and other laws. RESPA and similar state laws require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services.

There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business. In September 2005, the Justice Department filed a lawsuit against NAR, of which sales associates associated with our company owned brokerage companies and franchisees are members, asserting that certain adopted rules regarding the sharing of online property listings between real estate brokers in the marketplace are anticompetitive. The Justice Department contends that the rules discriminate against Internet-based brokers. If NAR is forced to change its rules regarding the sharing and display of online property listings, various changes in the marketplace could occur, including a loss of control over the distribution of our listings data, an increase in referral fees, and/or other changes.

In 2002, Senator Charles Grassley (R-Iowa) began an inquiry into government agency spending on employee relocation programs. His concerns were prompted by several high profile, high cost government employee relocations. The Senator’s focus has been on relocation data management, relocation oversight, policy design and cost containment by the U.S. General Services Administration and the U.S. Office of Management and Budget. As one of the seven larger relocation service providers to the U.S. government, Cartus, our relocation services subsidiary, has been active in providing Senator Grassley’s staff with information and data on government relocation spending and meeting with the Senator and his staff. Cartus has been actively represented on the Government-wide Relocation Advisory Board (the “Advisory Board”), which was established to provide constructive solutions to the U.S. General Services Administration. The Advisory Board recently issued its recommendations which are currently under consideration by the U.S. General Services Administration, the Office of Management and Budget and the U.S. Office of Personnel Management. Any possible financial impact on Cartus of Senator Grassley’s inquiry is not yet clear. Further, it is not clear whether some or all of the Advisory Board recommendations will be adopted, and what, if any, financial impact they will have on Cartus.

In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

Our title and settlement services and relocation businesses are also subject to various federal, state and local governmental statutes and regulations, including RESPA. In particular, our title insurance business is subject to regulation by insurance and other regulatory authorities in each state in which we provide title insurance. State regulations may impede or impose burdensome conditions on our ability to take actions that we may want to take to enhance our operating results. In addition, RESPA and comparable state statutes restrict payments which title and settlement services companies and relocation services companies may receive in connection with their services. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations.

We are also, to a lesser extent, subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;

•	various state and federal privacy laws;

•	the USA PATRIOT Act;

•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

•	federal and state “Do Not Call” and “Do Not Fax” laws;

•	“controlled business” statutes, which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate providers, on the other hand;

•	the Fair Housing Act; and

•	laws and regulations in jurisdictions outside the United States in which we do business.

Our failure to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

Seasonal fluctuations in the residential real estate brokerage and relocation businesses could adversely affect our business.

The residential real estate brokerage business is subject to seasonal fluctuations. Historically, real estate brokerage revenues and relocation revenues have been strongest in the second and third quarters of the calendar year. However, many of our expenses, such as rent and personnel, are fixed and cannot be reduced during a seasonal slowdown. As a result, we may be required to borrow in order to fund operations during seasonal slowdowns or at other times. Since the terms of our indebtedness may restrict our ability to incur additional debt, we cannot assure you that we would be able to borrow sufficient amounts. Our inability to finance our funding needs during a seasonal slowdown or at other times would have a material adverse effect on us.

Our brokerage operations are concentrated in metropolitan areas which could subject us to local and regional economic conditions that could differ materially from prevailing conditions in other parts of the country.

Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. In 2006, NRT realized approximately 58% of its revenues, including revenues related to Sotheby’s International Realty®, from California (27%), Florida (10%) and the New York metropolitan area (21%). Including acquisitions, NRT experienced a 17% decline in the number of homesale transactions during 2006, which we believe is reflective of industry trends, especially in California and Florida where NRT experienced homesale transaction declines of 41%, and 26%, respectively, during that period. A continued downturn in residential real estate demand or economic conditions in these regions could result in a further decline in NRT’s total gross commission income and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well.

During 2006, 2005, and 2004 we generated 24%, 27% and 27% of our consolidated revenues from transactions in California. A continued downturn in residential real estate demand or economic conditions in California could result in a decline in our overall revenues and have a material adverse effect on us.

We may not have the ability to complete future acquisitions.

We have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. Our company owned brokerage business has completed more than 300 acquisitions since its formation in 1997 and, in 2004, we acquired the Sotheby’s International Realty® residential brokerage business and entered into an exclusive license agreement for the rights to the Sotheby’s International Realty® trademarks with which we are in the process of building the Sotheby’s International Realty® franchise system. In January 2006, we acquired our title insurance underwriter and certain title agencies. As a result of these and other acquisitions, we have derived a substantial portion of our growth in revenues and net income from acquired businesses. The success of our future acquisition strategy will continue to depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. Our inability to complete acquisitions would have a material adverse effect on our growth strategy.

We may not realize anticipated benefits from future acquisitions.

Integrating acquired companies may involve complex operational and personnel-related challenges. Future acquisitions may present similar challenges and difficulties, including:

•	the possible defection of a significant number of employees and sales associates;

•	increased amortization of intangibles;

•	the disruption of our respective ongoing businesses;

•	possible inconsistencies in standards, controls, procedures and policies;

•	failure to maintain important business relationships;

•	unanticipated costs of terminating or relocating facilities and operations;

•	unanticipated expenses related to such integration; and

•	the potential unknown liabilities associated with acquired businesses.

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any business that we may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.

Our franchisees and sales associates could take actions that could harm our business.

Our franchisees are independent business operators and the sales associates that work with our company owned brokerage operations are independent contractors, and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with our standards, or may not hire and train qualified sales associates and other employees. If our franchisees and sales associates were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations.

Additionally, franchisees and sales associates may engage or be accused of engaging in unlawful or tortious acts such as, for example, violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our and our brands’ image, reputation and goodwill.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. This may lead to disputes with our franchisees and we expect such disputes to occur from time to time in the future as we continue to offer franchises. To the extent we have such disputes, the attention of our management and our franchisees will be diverted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our relocation business is subject to risks related to acquiring, carrying and reselling real estate.

In a limited number of transactions (approximately 14% of our relocation business homesale transactions), our relocation business enters into “at-risk” homesale transactions whereby we acquire the home being sold by relocating employees and bear the risk of all expenses associated with acquiring, carrying and selling the home, including potential loss on sale. In approximately 45% of these “at-risk” homesale transactions, the ultimate third party buyer is under contract at the time we become the owner of the home. For the remaining 55% of these “at-risk” homesale transactions, adverse economic conditions could reduce the value of such homes and increase our carrying costs, both of which would increase the losses that we may incur on reselling the homes.

Clients of our relocation business may terminate their contracts at any time.

Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client. If a client terminates its contract, we will only be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred up to the time of termination. If a significant number of our relocation clients terminate their contracts with us, our results of operations would be materially adversely affected.

We may experience significant claims relating to our operations and losses resulting from fraud, defalcation or misconduct.

We issue title insurance policies which provide coverage for real property mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is limited to the first $5,000 of claims on any one policy. The title underwriter we acquired in January 2006 generally underwrites title insurance policies on properties up to $1.5 million. For properties valued in excess of this amount, we obtain a reinsurance policy from a national underwriter. We may also be subject to legal claims arising from the handling of escrow transactions and closings. We carry errors and omissions insurance coverage for errors made during the real estate settlement process of up to $35 million per occurrence. $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. At any point in time, we are the custodians of approximately $500 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. We carry insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

We would be subject to severe losses if banks do not honor our escrow deposits.

Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks including Comerica Bank National Association, Wells Fargo Bank, National Association and SunTrust Bank National Association, which hold a significant amount of such deposits in excess of the federal deposit insurance limit. If Comerica, Wells Fargo, SunTrust or any of our other depository banks were to become unable to honor our deposits, we could be responsible for these deposits.

Title insurance regulations limit the ability of our insurance underwriters to pay cash dividends to us.

Our title insurance underwriters are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to a certain percentage of the insurance subsidiary’s surplus, or 100% of statutory operating income for the previous calendar year. These restrictions could limit our ability to pay dividends to our stockholders, repay our indebtedness, make acquisitions or otherwise grow our business.

We may be unable to continue to securitize certain of our relocation assets which may adversely impact our liquidity.

At December 31, 2006, $893 million of debt was outstanding through various bankruptcy remote special purpose entities (“SPEs”) monetizing certain assets of our relocation services business. Through these SPEs, we securitize relocation receivables and advances, relocation properties held for sale and other related assets and the proceeds from the securitization of such assets are used to fund our current working capital needs. Our ability to securitize these assets or receivables depends upon the amount of such receivables and other assets that we hold, the performances of these assets, the interest of banks and other financial institutions in financing the securitized assets and other factors. If we are unable to continue to securitize these assets, we may be required to find additional sources of liquidity which may be on less favorable terms.

The credit facilities governing our relocation securitization programs contain financial covenants that could limit or restrict our ability to draw under these facilities. These covenants include a specific covenant for the UK Relocation Receivables Funding Limited facility that requires the Company to generate at least $750 million of net income before depreciation and amortization, interest expense (income), income taxes and minority interest, determined quarterly for the preceding twelve month period. The Apple Ridge Funding LLC facility also contains a requirement that the Company maintain a long-term unsecured debt rating of BB- or better from S&P and Ba3 from Moody’s. In addition, the lenders may terminate or limit our continued ability to draw on the funding sources based upon the performance of the assets that support the outstanding notes under those facilities. This could include an increase in the client default ratio, deterioration in client service levels that reduce the fair value of the secured receivables, losses on outstanding contracts or an increase in the average length of time we hold homes purchased in the course of our relocation business, in each case above certain agreed-upon levels. Certain of the facilities also contain provisions to limit the level of receivable concentrations among our clients that can be advanced against in the structures. Should we exceed a concentration limit, we must retire the portion of the draw under the facility that relates to the exceeded limit.

Draws under the facilities are subject to our ability to arrange for the underlying liquidity facilities to be renewed or replaced; 364-day facilities in the case of Apple Ridge Funding LLC and Kenosia Funding LLC and a three-year facility in the case of UK Relocation Receivables Funding Limited. Additionally, we must satisfy certain criteria relating to the servicing of the receivables.

Changes in the securitization markets may also affect our ability to continue to securitize our relocation assets. For example, it is possible that there could be a disruption in the asset-backed commercial paper markets. In this event and if new asset-backed commercial paper could not be issued and sold to investors through typical means, the commercial paper conduits would draw on the backup liquidity facilities to fund new commercial paper issuances and existing commercial paper maturities in order to maintain funding levels. In such event, borrowing costs would increase.

We are dependent on our senior management and a loss of any of our senior managers may adversely affect our business and results of operations.

We believe that our future growth depends, in part, on the continued services of our senior management team. Losing the services of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our growth strategies.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a new reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are subject to certain provisions of the Sarbanes-Oxley Act of 2002, which may result in higher compliance costs and may adversely affect our financial results and our ability to retain qualified members of our Board of Directors or qualified executive officers. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. federal securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. If the merger is not consummated and we continue as a publicly-traded company, we will be required to provide our Section 404 evaluation beginning with our annual report on Form 10-K for the year ended December 31, 2007. The failure to comply with Section 404, when we are required to comply, may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our securities), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition and the trading price of our securities), prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

Our international operations are subject to risks not generally experienced by our U.S. operations.

Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services and company owned real estate brokerage businesses have international operations. Our international operations are subject to risks not generally experienced by our U.S. operations, and if such risks materialize our profitability may be adversely affected. The risks involved in our international operations that could result in losses against which we are not insured and therefore affect our profitability include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•	hostility from local populations;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operation;

•	foreign exchange restrictions;

•	fluctuations in foreign currency exchange rates;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in foreign taxation structures.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, employment law or other harm resulting from negligence or fraud by individuals or entities outside of our control, including franchisees and independent contractors, such as sales associates. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties. We are generally not liable for the actions of our franchisees; however, there is no assurance that we would be insulated from liability in all cases.

We are reliant upon information technology to operate our business and maintain our competitiveness, and any disruption or reduction in our information technology capabilities could harm our business.

Our business depends upon the use of sophisticated information technologies and systems, including technology and systems utilized for communications, procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third party vendors on commercially reasonable terms. We also cannot assure you that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. There can be no assurances that we will be able to obtain new technologies and systems, or replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, there can be no assurances that we will achieve the benefits anticipated or required from any new technology or system, or that we will be able to devote financial resources to new technologies and systems in the future.

In addition, our information technologies and systems are vulnerable to damage or interruption from various causes, including (i) natural disasters, war and acts of terrorism, (ii) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (iii) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. We maintain certain disaster recovery capabilities for critical functions in most of our businesses, including certain disaster recovery services from International Business Machines Corporation. However, there can be no assurances that these capabilities will successfully prevent a disruption to or material adverse effect on our businesses or operations in the event of a disaster or other business interruption. Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.

The weakening or unavailability of our intellectual property rights could adversely impact our business.

Our trademarks, domain names, trade dress and other intellectual property rights are fundamental to our brands and our franchising business. We generate, maintain, utilize and enforce a substantial portfolio of trademarks, domain name registrations, trade dress and other intellectual property rights. We use our intellectual property rights to protect the goodwill of our brand names, to promote our brand name recognition, to protect our proprietary technology and development activities, to enhance our competitiveness and to otherwise support our business goals and objectives. However, there can be no assurances that the steps we take to obtain, maintain and protect our intellectual property rights will be adequate and, in particular, there can be no assurance that we own all necessary registrations for our intellectual property or that any applications we have filed to register our intellectual property will be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages, particularly in foreign jurisdictions that do not have or do not enforce strong intellectual property rights. In addition, our license agreement with Sotheby’s Holdings, Inc. for the use of the Sotheby’s International Realty® brand is terminable by Sotheby’s Holdings, Inc. prior to the end of the license term if certain conditions occur, including but not limited to the following: (i) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (ii) we become bankrupt or insolvent, (iii) a court issues non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment or (iv) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.

Notwithstanding the forgoing, we have no knowledge of any facts or circumstances that would render any of our intellectual property and intellectual property licenses, which are material to the conduct of our business (“Material Intellectual Property”), in valid or unenforceable. We also have no knowledge of any claims or threatened claims that our Material Intellectual Property infringes or otherwise conflicts with any third party rights, including intellectual property rights.

Risks Relating to Our Separation from Cendant

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Cendant.

As a stand alone, independent public company, we believe that our business benefits from, among other things, allowing our management to design and implement corporate policies and strategies that are based primarily on the characteristics of our business, allowing us to focus our financial resources wholly on our own operations and implement and maintain a capital structure designed to meet our own specific needs. However, by separating from Cendant there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Cendant. As part of Cendant we were able to enjoy certain benefits from Cendant’s operating diversity, purchasing and borrowing leverage, available capital for investments and opportunities to pursue integrated strategies with Cendant’s other businesses. As such, we may not be able to achieve some or all of the benefits that we expect to achieve as a stand alone, independent real estate company.

We have a short operating history as a separate public company and our historical information is not necessarily representative of the results we would have achieved as a separate publicly traded company and may not be a reliable indicator of our future results.

The historical financial information included herein for periods prior to our separation does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company for such periods presented or those that we will achieve in the future primarily as a result of the following factors:

•	Prior to our separation, our business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical financial results for such periods reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations are less than the comparable expenses we believe we would have incurred had we operated as a separate publicly traded company.

•	Prior to our separation, our business was integrated with the other businesses of Cendant. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. While we have entered into short-term transition agreements that govern certain commercial and other relationships among us, Cendant and the other separated companies, those temporary arrangements may not capture the benefits our businesses have enjoyed as a result of being integrated with the other businesses of Cendant. The loss of these benefits could have an adverse effect on our business, results of operations and financial condition.

•	As a part of Cendant, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Cendant. Following the separation, Cendant no longer provides us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Cendant, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	The cost of capital for our business is higher than Cendant’s cost of capital prior to our separation because Cendant’s credit ratings were higher than our credit ratings as of December 31, 2006.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Cendant.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we may experience increased costs as a result of the separation.

Cendant and the other separated companies are contractually obligated to provide to us only those services specified in the Transition Services Agreement and the other agreements we entered into with Cendant and the other separated companies in preparation for the separation. The Transition Services Agreement expiration date varies by service provided and is generally less than one year from July 31, 2006, the date of our separation, with the exception of other services such as certain information technology services and telecommunications services which will transition over periods of up to two and three years, respectively. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Cendant previously provided to us that are not specified in the Transition Services Agreement or the other agreements. Also, upon the expiration of the Transition Services Agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third parties, and we expect that in some instances, we will incur higher costs to obtain such services than we incurred under the terms of such agreements. In addition, if Cendant or the other separated companies do not continue to perform effectively the transition services and the other services that are called for under the Transition Services Agreement and other agreements, we may not be able to operate our business effectively and our profitability may decline. Furthermore, after the expiration of the Transition Services Agreement and the other agreements, we may be unable to replace in a timely manner or on comparable terms the services specified in such agreements.

We will be responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we and Wyndham Worldwide have each assumed and are responsible for 62.5% and 37.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities including those relating to unresolved tax and legal matters and associated costs and expenses. More specifically, we generally have assumed and are responsible for the payment of our share of: (i) liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant, (ii) certain contingent tax liabilities and taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes, (iii) Cendant corporate liabilities relating to Cendant’s terminated or divested businesses and liabilities relating to the Travelport sale, if any, (iv) generally any actions with respect to the separation plan or the distributions brought by any third party and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with the separation. In almost all cases, we are not responsible for liabilities that were specifically related to Avis Budget, Wyndham Worldwide and/or Travelport, which were allocated 100% to the applicable company in the separation. In addition, we agreed with Wyndham Worldwide to guarantee each other’s obligations (as well as Avis Budget’s) under our respective deferred compensation plans for amounts deferred in respect of 2005 and earlier years. At separation, we recorded $843 million relating to our assumption and guarantee. The majority of the $843 million of liabilities have been classified as due to former parent in the Consolidated and Combined Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2006, the due to former parent balance had been reduced to $648 million, primarily as a result of the settlement of certain Cendant legacy legal matters and the favorable resolution of certain Cendant federal income tax matters.

If any party responsible for such liabilities were to default in its payment, when due, of any such assumed obligations related to any such contingent and other corporate liability, each non-defaulting party (including Cendant) would be required to pay an equal portion of the amounts in default. Accordingly, we may, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such contingent and other corporate liabilities including associated costs and expenses.

Currently, there are lawsuits outstanding against Cendant, some of which relate to accounting irregularities arising from some of the CUC International, Inc. business units acquired when HFS Incorporated merged with CUC to form Cendant. While Cendant has settled many of the principal lawsuits relating to the accounting irregularities, these settlements do not encompass all litigation associated with the accounting irregularities.

We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. Although we will share any costs and expenses arising out of this litigation with Wyndham Worldwide, an adverse outcome from such unresolved proceedings or liabilities or other proceedings for which we have assumed partial liability under the Separation and Distribution Agreement could be material with respect to our earnings in any given reporting period.

The ownership by our executive officers and some of our directors of shares of common stock, options, or other equity awards of Avis Budget or Wyndham Worldwide may create, or may create the appearance of, conflicts of interest.

Because of their current or former positions with Cendant, substantially all of our executive officers, including our Chairman and Chief Executive Officer, our Vice Chairman and President and our Chief Financial Officer, and some of our non-employee directors, own shares of common stock of Avis Budget and Wyndham Worldwide, options to purchase shares of common stock of Avis Budget and Wyndham Worldwide or other equity awards. The individual holdings of common stock, options to purchase common stock of Avis Budget and Wyndham Worldwide, or other equity awards, may be significant for some of these persons compared to these persons’ total assets. Even though our Board of Directors consists of a majority of directors who are independent from Avis Budget and Wyndham Worldwide, ownership by our directors and officers of common stock or options to purchase common stock of Avis Budget and Wyndham Worldwide, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Avis Budget or Wyndham Worldwide than the decisions have for us.

The Executive Committee of our Board of Directors does not consist of independent directors.

We have established an Executive Committee of the Board that consists of our Chairman and Chief Executive Officer, Vice Chairman and President and one other non-independent member of our Board. Under our by-laws, the Executive Committee has and may exercise all of the powers of the Board of Directors when the Board is not in session, including the power to authorize the issuance of stock, except that the Executive Committee has no power to (1) alter, amend or repeal the by-laws or (2) take any other action which legally may be taken only by the Board. Accordingly, even though the Board has determined that a majority of its eight members are independent, significant actions by the Board may be effected by a committee, a majority of whom are also our executive officers and none of whom are independent.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (the “Code”), then our stockholders and/or we and Avis Budget might be required to pay U.S. federal income taxes.

The distribution of Realogy shares in connection with our Separation from Cendant was conditioned upon Cendant’s receipt of an opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”), substantially to the effect that the distribution, together with certain related transactions, should qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion of Skadden Arps was based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we and Cendant made to Skadden Arps. In rendering its opinion, Skadden Arps also relied on certain covenants that we and Cendant entered into, including the adherence by Cendant and us to certain restrictions on our future actions. If any of the representations or statements that we or Cendant made were, or become, inaccurate or incomplete, or if we or Cendant breach any of our covenants, the distribution and such related transactions might not qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. You should note that Cendant did not and does not intend to seek a ruling from the Internal Revenue Service (“IRS”), as to the U.S. federal income tax treatment of the distribution and such related transactions. The opinion of Skadden Arps is not binding on the IRS or a court, and there can be no assurance that the IRS will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code or that any such challenge ultimately will not prevail.

If the distribution of Realogy shares together with the related transactions referred to above, or together with the Merger (the tax consequences of which are discussed below under “The Merger might be characterized as part of a plan.”), were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then Cendant would recognize gain in an amount equal to the excess of (i) the fair market value of our common stock distributed to the Cendant stockholders over (ii) Cendant’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution of the stock of Realogy or Wyndham Worldwide were to fail to qualify as a reorganization and (x) such failure was not the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, we and Wyndham Worldwide would be responsible for the payment of 62.5% and 37.5%, respectively, of any taxes imposed on Cendant as a result thereof or (y) such failure was the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, the party responsible for such failure would be responsible for all taxes imposed on Cendant as a result thereof. In addition, in certain circumstances, the Cendant shareholders who received Realogy stock in the distribution would be treated as having received a taxable dividend equal to the fair market value of Realogy stock received. If the Merger were to cause the distribution to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, the resulting taxes would be significant and would have a clear material adverse effect.

We might not be able to engage in desirable strategic transactions and equity issuances.

Our ability to engage in significant stock transactions could be limited or restricted in order to preserve the tax-free nature of the distribution of our common stock to Cendant stockholders on July 31, 2006. Even if the distribution, together with the related transactions referred to above, or together with the Merger (the tax consequences of which are discussed below under “The Merger might be characterized as part of a plan.”), otherwise qualifies as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, the distribution would be taxable to Avis Budget (but generally not to Avis Budget stockholders) under Section 355(e) of the Code if the distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquired directly or indirectly stock representing a 50% or greater interest, by vote or value, in the stock of either Avis Budget or Realogy.

Current U.S. federal income tax law creates a presumption that the distribution would be taxable to Avis Budget, but not to its stockholders, if either Realogy or Avis Budget were to engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or value, in Realogy or Avis Budget’s stock ownership during the four-year period that began two years before the date of the distribution, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury regulations. In addition, the Treasury regulations provide that a distribution and subsequent acquisition can be part of a plan only if there was an agreement, understanding, arrangement, or substantial negotiations regarding the acquisition or a similar acquisition at some time during the two-year period ending on the date of the distribution, and also provide a series of “safe harbors” for acquisition transactions that are not considered to be part of a plan. These rules may prevent Realogy and Avis Budget from entering into transactions which might be advantageous to their respective stockholders, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities.

We believe that neither the share repurchase program that we engaged in during 2006 nor the pending Merger with affiliates of Apollo will affect the tax-free nature of our separation from Cendant. However, both determinations are based upon a facts and circumstances analysis and facts and circumstances are inherently difficult to assess.

The Merger might be characterized as part of a plan.

Under the Tax Sharing Agreement, Realogy agreed not to take certain actions during the period beginning the day after the distribution date and ending on the two-year anniversary thereof. These actions include Realogy selling or otherwise transferring 50% or more of its gross or net assets of its active trade or business or 50% or more of the consolidated gross or net assets of its business, or entering into a merger agreement or any Proposed Acquisition Transaction, as defined in the Tax Sharing Agreement (generally, a transaction where Realogy would merge or consolidate with any other person or where any person would acquire an amount of stock that comprises thirty five percent or more of the value or the total combined voting power of all of the outstanding stock of Realogy), without the receipt of a private letter ruling from the IRS, or an opinion of tax counsel in form and substance reasonably satisfactory to at least two of Cendant, Realogy and Wyndham Worldwide that states that such action will not result in Distribution Taxes, as defined in the Tax Sharing Agreement (generally, taxes resulting from the failure of the distribution to qualify under Section 355(a) or (c) of the Code or Section 361(c) of the Code, or the application of Sections 355(d) or (e) of the Code to the distribution).

The proposed Merger is a Proposed Acquisition Transaction as defined in the Tax Sharing Agreement. In connection with the proposed Merger, Skadden Arps issued an opinion (the “Opinion”) to us, Cendant and Wyndham Worldwide, stating that, based on certain facts and information submitted and statements, representations and warranties made by Realogy and Apollo, and subject to the limitations and qualifications set forth in such Opinion, the Merger with affiliates of Apollo will not result in Distribution Taxes. Each of Cendant and Wyndham Worldwide confirmed that the Opinion is reasonably satisfactory. The Opinion is not binding on the IRS or a court. Accordingly, the IRS may assert a position contrary to the Opinion, and a court may agree with the IRS’s position. Additionally, a change in the tax law or the inaccuracy or failure to be complete of any of the facts, information, documents, corporate records, covenants, warranties, statements, representations, or assumptions upon which the Opinion is based could affect its conclusions. Pursuant to the Tax Sharing Agreement, Realogy is required to indemnify Cendant against any and all tax-related liabilities incurred by it relating to the Distribution to the extent caused by Realogy’s actions, even if Cendant has permitted us to take such actions. Cendant did not and does not intend to seek a private letter ruling from the IRS.

If the Merger causes the distribution to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, the resulting taxes would be significant and would have a clear material adverse effect. Cendant would recognize gain in an amount equal to the excess of (i) the fair market value of our common stock distributed to the Cendant stockholders over (ii) Cendant’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution of the stock of Realogy or Wyndham Worldwide were to fail to qualify as a reorganization and (x) such failure was not the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, we and Wyndham Worldwide would be responsible for 62.5% and 37.5%, respectively, of any taxes imposed on Cendant as a result thereof or (y) such failure was the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, the party responsible for such failure would be responsible for all taxes imposed on Cendant as a result thereof. In addition, in certain circumstances, the Cendant shareholders who received Realogy stock in the distribution would be treated as having received a taxable dividend equal to the fair market value of Realogy stock received. If the distribution were to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, but acquisitions of Cendant stock or Realogy stock after the distribution were to cause Section 355(e) of the Code to apply, Cendant would recognize taxable gain as described above, but the distribution would be tax free to stockholders (except for cash received in lieu of a fractional share of Realogy common stock).

ITEM 2.	PROPERTIES

Corporate Headquarters. Our corporate headquarters is located in leased offices at One Campus Drive in Parsippany, New Jersey. The lease expires in 2013 and can be renewed at our option for an additional five or ten years.

Real Estate Franchise Services. Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey. There are also leased facilities at regional offices located in Atlanta, Georgia, Mission Viejo, California, Scottsdale, Arizona and Boston, Massachusetts.

Company Owned Real Estate Brokerage. As of December 31, 2006, our Company Owned Real Estate Brokerage segment leases over 7.3 million square feet of domestic office space under 1,410 leases. Its corporate headquarters were relocated in February 2007 from 339 Jefferson Road, Parsippany, New Jersey to the Realogy headquarters located at One Campus Drive, Parsippany, New Jersey. As of December 31, 2006, NRT leased approximately 20 facilities serving as regional headquarters; 60 facilities serving as local administration, training facilities or storage, and approximately 1,000 offices under approximately 1,200 leases serving as brokerage sales offices. These offices are generally located in shopping centers and small office parks, generally with lease terms of five years. In addition, there are 120 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.

Relocation Services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. There are also five leased regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois; Irving, Texas and Bethesda, Maryland, which provide operation support services. International offices are leased in Swindon and Hammersmith, United Kingdom; Hong Kong; Singapore and Shanghai, China.

Title and Settlement Services Business. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in 23 states and the District of Columbia.

We believe that all of our properties and facilities are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

Legal — Litigation Related to the Merger.

On December 18, 2006, plaintiffs filed three putative class action lawsuits in the Court of Chancery of the State of Delaware concerning the proposed acquisition of Realogy pursuant to the merger agreement, captioned: (1) Berkovich v. Silverman, Smith (Richard), Edelman, Fisher, Mills, Nederlander, Pittman, Smith (Robert), Figliulo, Apollo Management, L.P., and Realogy Corporation, C.A. No. 2618-N (Del. Ch.); (2) Call4u, Ltd., v. Realogy Corporation, Silverman, Smith (Richard), Edelman, Fisher, Mills, Nederlander, Pittman, Smith (Robert), and Apollo Management, L.P., C.A. No. 2619-N (Del. Ch.); and (3) Neuman v. Realogy Corporation, Silverman, Smith (Richard), Edelman, Pittman, Smith (Robert), Nederlander, Mills, Fisher, Domus Holdings Corp., Domus Acquisition Corp. and Apollo Management, L.P., C.A. No. 2621-N (Del. Ch.). On January 8, 2007, the Court ordered the consolidation of the Delaware actions. The Court’s order provides that the caption of the consolidated action (the “Delaware Action”) shall be In Re: Realogy Corporation Shareholder Litigation, Civil Action No. 2621-N; that the complaint filed in the Neuman action (C.A. No. 2621-N) shall be the operative complaint in the consolidated action; and that the order is without prejudice to the right of any defendant to contest personal jurisdiction or the venue of the action or to move for dismissal, stay, or for any other disposition of the action on any ground. In summary, the Delaware complaint alleges, among other things, that the Company and certain officers and directors breached their fiduciary duties in connection with the sale of the Company to Apollo Management VI, L.P.; that the purchase price of $30.00 per share is at least $5.00 less than the fair price for the stock; that the Company is under Mr. Henry Silverman’s domination and control such that a special committee of the board of directors cannot act in an independent and disinterested manner; that the defendant directors approved the proposed sale without obtaining, soliciting or attempting to solicit other higher bids for the Company; that the defendant directors failed to properly inform themselves of the Company’s highest transactional value; that Apollo Management, L.P. has access to material information relating to the true value of the Company’s assets and value; that the proposed sale is an attempt by defendants to aggrandize their personal and financial positions and interests at the expense of the public stockholders; and that the proposed sale will deny the public stockholders their right to share appropriately in the true value of the Company. Plaintiffs also allege that Apollo Management, L.P. knowingly aided and abetted the alleged breaches of fiduciary duty. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed sale; a declaration that the proposed sale is unfair, unjust and inequitable; compensatory damages; and attorneys’ and experts’ fees and expenses. The Company believes that the allegations in the Delaware complaint are wholly without merit and intends to vigorously defend against the action.

From December 18 through December 22, 2006, plaintiffs filed four putative class action lawsuits in the Superior Court of the State of New Jersey concerning the proposed acquisition of Realogy pursuant to the merger agreement, captioned: (1) Adams v. Silverman, Smith (Richard), Edelman, Pittman, Smith (Robert), Nederlander, Mills, Fisher, Apollo Management, L.P., and Realogy Inc., D. No. C-180-06 (N.J. Super. Ct. Ch. Div.); (2) NECA-IBEW Pension Fund (The Decatur Plan) and Thomas F. Coyne v. Realogy Corp., Silverman, Smith (Richard), Edelman, Fisher, Mills, Nederlander, Pittman, and Smith (Robert), D. No. MRS-L-3450-06

(N.J. Super. Ct.); (3) Roffe v. Realogy Corp., Silverman, Smith (Richard), Edelman, Fisher, Mills, Nederlander, Pittman, and Smith (Robert), D. No. MRS-L-3456-06 (N.J. Super. Ct.); and (4) Norfolk County Retirement System v. Realogy Corporation, Silverman, Smith (Richard), Edelman, Pittman, Smith (Robert), Nederlander, Mills, and Fisher, D. No. C-181-06 (N.J. Super. Ct. Ch. Div.). The Norfolk complaint was subsequently amended to add Apollo Management VI, L.P. as a defendant. On January 10, 2007, the parties entered into a stipulation and requested that the Court consolidate the four New Jersey actions in the Chancery Division of the Superior Court, with the proposed caption of the consolidated action to be In Re Realogy Corp. Shareholder Litigation, D. No. C-181-06, and with the amended Norfolk complaint filed in D. No. C-181-06 to be the operative complaint in the consolidated action (the “New Jersey Action”). The stipulation and proposed order are without prejudice to the right of any defendant to contest personal jurisdiction or the venue of the action or to move for dismissal, stay, or for any other disposition of the action on any ground. The court granted the motion to consolidate on February 2, 2007. In summary, the complaint filed in D. No. C-181-06 alleges, among other things, that the Company and certain officers and directors breached their fiduciary duties in connection with the sale of the Company to Apollo Management VI, L.P.; that the price offered by Apollo Management VI, L.P. is grossly inadequate; that the proposed sale does not have adequate procedural protections; that defendants are engaged in self-dealing, allowing Apollo Management VI, L.P. to acquire the Company for as little value as possible; that Mr. Henry Silverman will receive windfall profits as a result of the transaction and “Change of Control” provisions in his employment contract; that the merger agreement contains financial penalties up to $215 million if the proposed sale is not consummated, including a $30 million fee to Apollo Management VI, L.P. if the Company’s stockholders do not approve the merger; that the timing of the transaction makes it particularly unfair to the public stockholders; that the public stockholders will not receive their fair portion of the value of the Company’s assets and business; that defendants have access to Company information that is unavailable to the public stockholders; and that the defendant directors are controlled by Mr. Henry Silverman and as such cannot fairly discharge their duties. Additionally, after the Company filed its preliminary proxy statement on January 18, 2007, plaintiffs amended the operative complaint to add a claim of “breach of fiduciary duty — candor.” Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed sale, rescission of the sale (if necessary), an order requiring that defendants utilize Realogy’s shareholder rights plan in a “suitor-neutral” fashion, a declaration that the termination provisions in the merger agreement are null and void in the event a superior offer is made, rescissory and/or compensatory damages and attorneys’ and experts’ fees and expenses. The Company believes that the allegations in the complaint are wholly without merit and intends to vigorously defend against the action.

The parties to the New Jersey Action have been engaged in negotiations concerning a potential settlement of that litigation. On February 22, 2007, they entered into a memorandum of understanding, which contains the terms of an agreement in principle concerning a proposed settlement of the New Jersey Action. The memorandum of understanding provides, among other things, that defendants deny all allegations of wrongdoing, fault, liability or damage to plaintiffs and the putative class, but wish to settle the litigation on the terms and conditions stated in the memorandum of understanding in order to, among other things, eliminate the burden and expense of further litigation. Pursuant to the memorandum of understanding, the Apollo defendants have irrevocably waived any right to a termination fee to the extent that it exceeds $180,000,000. Further, defendants have agreed that they will not assert that any shareholder’s demand for appraisal is untimely under Section 262 of the DGCL, where such shareholder has submitted a written demand for appraisal within 30 calendar days of the shareholder vote on the merger (with any such deadline being extended to the following business day should the 30th day fall on a holiday or weekend). Also, defendants have further agreed not to assert that any actions taken by such stockholders are untimely with respect to the first three sentences of Section 262(e) of the DGCL, if such actions are taken within 30 days of the deadlines (i.e., 120 days (first sentence), 60 days (second sentence), and 120 days (third sentence)) set forth therein. The Company cannot provide any assurance that a court will recognize appraisal rights when the statutory time periods have not been complied with (notwithstanding the fact that defendants have agreed not to assert certain timeliness defenses discussed above). Additionally, pursuant to the memorandum of understanding, the Company has agreed to include certain additional disclosures in this proxy statement. The parties have agreed that they will use their best efforts to agree upon, and execute within 30 days of the memorandum of understanding’s execution, a formal Stipulation of Settlement that, with the court’s approval, will dismiss with prejudice the New Jersey Action and release, among other things, plaintiffs’ and the putative class’ claims against the defendants and others. Satisfaction of the terms in the memorandum of understanding will also entitle plaintiffs to a payment of attorneys’ fees. The memorandum of understanding states that the settlement of the New Jersey Action is conditioned upon dismissal, with prejudice, of the Delaware Action.

Legal — Real Estate Business

The following litigation relates to Cendant’s Real Estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation, (N.J. Super. Ct. L. Div., Morris County, New Jersey). Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). Cendant and Century 21 were served with the complaint on March 14, 2002. The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, as well as the implied duty of good faith and fair dealing, and certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages; Cendant used Century 21 marketing dollars to promote Cendant’s Internet website, Move.com; the Century 21 magazine was replaced with a Coldwell Banker magazine; Century 21 ceased using marketing funds for yellow page advertising; Cendant nearly abolished training in the areas of recruiting, referral, sales and management; and Cendant directed most of the relocation business to Coldwell Banker and ERA brokers. On October 29, 2002, the plaintiffs filed a second amended complaint adding a count against Cendant as guarantor of Century 21’s obligations to its franchisees. In response to an order to show cause with preliminary restraints filed by the plaintiffs, the court entered a temporary restraining order limiting Century 21’s ability to seek general releases from its franchisees in franchise renewal agreements. On June 23, 2003, the court determined that the limitations on Century 21 obtaining general releases should continue with respect to renewals only. Consequently, as part of any ordinary course transaction other than a franchise renewal, Century 21 may require the franchisee to execute a general release, forever releasing Century 21 from any claim that the Century 21 franchisee may have against Century 21. The court also ordered a supplemental notice of the progress of the litigation distributed to Century 21 franchisees.

Plaintiffs filed their motion to certify a class on October 1, 2004. The parties conducted discovery on the class certification issues. On January 31, 2006, defendants filed their opposition to the class motion. Plaintiffs’ reply to the class motion was filed on May 2, 2006. The court heard oral argument on the motion on May 26, 2006. Plaintiffs’ motion to certify a class and defendants’ cross motion to strike the class demand were denied on June 30, 2006. On August 1, 2006, plaintiffs filed a motion for leave to appeal the denial of class certification. On August 24, 2006, the Appellate Division denied plaintiff’s motion for leave to appeal. The court issued a notice setting the case for trial on March 5, 2007.

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

A settlement was reached on April 20, 2006, which must be approved by the Court. On July 21, 2006, the Court preliminarily approved the settlement. On October 6, 2006, the Court granted final approval of the settlement. Under the terms of the settlement, Coldwell Banker has agreed to pay up to $200 to each claimant in the class who was a party to an applicable transaction within an agreed upon time period and submits appropriate documentation substantiating such transaction. The last day to submit claims was November 8, 2006. The Company anticipates that the aggregate amounts paid in the settlement (including attorneys’ fees and costs) will not exceed $3 million.

Berger v. Property ID Corp., et al., (CV 05-5373 GHK (CTx) (U.S.D.C., C.D. Cal.)). The original complaint was filed on July 25, 2005. Mark Berger filed an amended, class action lawsuit against Cendant, Century 21, Coldwell Banker Residential Brokerage Company, and related entities, among other defendants, who are parties to joint venture agreements with Property I.D. Corporation, which markets and sells natural hazard disclosure reports in the state of California. The First Amended Complaint alleged violations of RESPA, which prohibits direct or indirect kickbacks from real estate settlement service providers for the referral of business to other providers, and further alleged unlawful business practices under the California Business and Professions Code. Berger primarily alleges that the joint ventures are sham arrangements that unlawfully receive kickbacks or referral fees in exchange for business.

On November 23, 2005 the Court granted defendants’ motion to dismiss the First Amended Complaint on the ground that Berger inadequately pled equitable tolling and equitable estoppel. On December 7, 2005 Berger filed a Second Amended Complaint adding two additional plaintiffs and three additional defendants, including additional allegations regarding equitable estoppel and equitable tolling, and adding a breach of fiduciary duty claim against the broker defendants. On January 6, 2006, defendants filed a motion to dismiss the revised pleading on the grounds that Berger still failed to adequately plead equitable tolling and estoppel and failed to obtain Court approval to add new parties, which motion was denied. Defendants’ motion to bifurcate discovery into two phases, class discovery and merits discovery was denied. Discovery is currently proceeding.

Theresa Boschee v. Burnet Title, Inc., (Civil File No. 03-16986, Hennepin County District Court, Minneapolis, Minnesota). Burnet Title, Inc. (“Burnet”) was the settlement agent in connection with the closing of a mortgage transaction for plaintiff on November 1, 1999. Among the fees that Burnet charged plaintiff for its work were a plat/inspection report fee, an assessment fee, and courier fees (collectively, the “Challenged Fees”). On October 17, 2003, plaintiff filed this action in Minnesota state court alleging that the Challenged Fees were excessive and/or duplicative fees. Plaintiff alleged that by charging and collecting the Challenged Fees, Burnet had violated the Minnesota Consumer Fraud Act and the Minnesota Deceptive Trade Practices Act, and had committed common law conversion. Burnet denied plaintiff’s allegations. By order entered on May 18, 2005, the court granted plaintiff’s motion for class certification, and certified a plaintiff class consisting of all persons who, during the time period from January 26, 1994 through the present, (a) were charged one or more of the three Challenged Fees, or other similarly named fees and (b) were charged more than Burnet paid to a third-party service provider for such services. Notice has not yet been sent to the class.

On March 8, 2006, a settlement was reached that includes us, Edina Title Services and Universal Title Company and their pending class action matters pending in Minnesota on the same Challenged Fees. The three-party settlement was preliminarily approved by the Court on May 8, 2006 and notice was issued to the class on May 26, 2006. Order for Final Judgment was entered on September 13, 2006, approving the settlement. The last day to submit claims was September 29, 2006. The claims administrator has processed all claims, resulting in our payment of an aggregate of $142,035.

This state court matter follows a similar action brought by this plaintiff alleging that certain fees which she had been charged in connection with the refinancing of her home mortgage, a plat/inspection fee, an assessment fee and courier fees, violated section 8(b) of the RESPA. Plaintiff also alleged pendant state law claims for conversion and violation of the Minnesota Consumer Fraud Act and the Minnesota Deceptive Trade Practices Act. On August 2, 2001, the Court certified this matter as a class action. On October 3, 2003, the

Court dismissed the RESPA claim pursuant to the Haug decision, which holds that the mark-up of these kinds of fees by title companies does not violate RESPA. The Court decided that the Class’s state claims should be resolved in state court. Accordingly, plaintiff filed the referenced state court matter.

Leflore County, Mississippi Cases (Civil Action No. 2003-115-CICI, Leflore County, Mississippi). Between June 18, 2003, and August 31, 2004, 30 civil actions were commenced in the State Courts of Leflore County, Mississippi against Coldwell Banker Real Estate Corporation, and others. Two of these actions have been removed to Federal Court. Plaintiffs allege fraud among the Defendants in connection with the purchase of approximately 90 homes in Leflore County. Specifically, plaintiffs allege that defendants made false representations to each plaintiff regarding the value and/or condition of the properties, which false representations led plaintiffs to borrow money, at unreasonable rates and with the aid of false documentation, to purchase the properties. Plaintiffs seek actual damages ranging in amounts from $100,000 to $500,000, an unspecified amount of punitive damages, attorneys’ fees and costs. Coldwell Banker aggressively has pursued discovery from the plaintiffs; sought severance of plaintiffs’ claims, one from another; and the dismissal of plaintiffs’ claims due to their failure to cooperate in discovery and comply with the Court’s orders regarding discovery. On July 18, 2005, and again on September 19, 2005, the Court conducted hearings on Coldwell Banker’s Motions to Dismiss. At the conclusion of these hearings, the Court took the Motions to Dismiss under advisement, and, to date, has not ruled on the Motions. On April 5, 2006, the Court entered orders dismissing 21 of the pending state court matters, and only one claim remains outstanding.

Prior to the July 18, 2005 hearing on Coldwell Banker’s Motions to Dismiss the State Court actions, the same plaintiffs, and about 30 others, commenced a series of parallel actions in the United States District Court for the Northern District of Mississippi. Between July 18, 2005 and July 29, 2005, 21 civil actions were commenced in Federal Court alleging the same state law fraud and misrepresentation claims as were alleged in the prior-filed State Court actions, as well as claims arising under the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. § 1964, et seq. Coldwell Banker timely filed Motions to Dismiss these Federal actions due to plaintiffs’ failure to state any viable RICO claims and a lack of federal jurisdiction over plaintiffs’ State law fraud and misrepresentation claims. On March 20, 2006, in four RICO motions, Coldwell Banker’s Motions to Dismiss were denied. On March 27, 2006, Coldwell Banker filed Motions for Reconsideration of those denials. Plaintiffs have represented to the Court that if Federal jurisdiction is present over these actions, plaintiffs will dismiss their State Court actions. Consequently, plaintiffs have sought a stay of the State Court proceedings pending a ruling on Coldwell Banker’s Motions to Dismiss the Federal actions. The Court has held a Case Management Conference with all of the parties and entered Scheduling Orders. Currently, the parties are engaged in the initial stages of discovery. On October 13, 2006, the Court granted Coldwell Banker’s order to show cause compelling plaintiffs to provide discovery responses by November 30, 2006. A trial schedule has been set for all federal matters. Each case will be tried individually, one per quarter, over a five-year period. The first case is set for trial on July 30, 2007.

Additionally, on January 11, 2005, a putative class action was commenced in the United States District Court for the Northern District of Mississippi relating to the same allegations of fraud and misrepresentation in connection with the purchase of residential real estate in Leflore County, Mississippi. Specifically, plaintiffs have sought certification of a class consisting of the following: “All persons who purchased or sold property within the state of Mississippi while utilizing the services of Coldwell Banker First Greenwood Leflore Realty, Inc., who were misled about the value or condition of the property, or who were misled by Coldwell Banker or its agents concerning the sales price of the real property, or who were promised repairs and/or renovations to the property which were not made or completed, or who, with the active involvement of Coldwell Banker or its agents entered into loans, secured by collateral in the form of real property, who were charged excessive and/or unnecessary fees, charges and related expenses.” The Class Complaint asserts claims for false advertising, breach of fiduciary duty, misrepresentation, deceptive sales practices, fraudulent concealment, fraud in the inducement, intentional infliction of emotional distress, negligent infliction of emotional distress, breach of public policy, negligence, gross negligence, and fraud. The Class Complaint seeks unspecified compensatory and punitive damages, attorneys’ fees and costs. On March 31, 2005, plaintiffs filed a Motion for Class Certification. On April 15, 2005, Coldwell Banker Real Estate Corporation filed its Opposition to Plaintiffs’ Motion for Class Certification. The Court did not rule on Plaintiffs’ Motion for Class Certification.

On June 20, 2006, counsel submitted to the court a proposed consent order dismissing class allegations, allowing plaintiffs to proceed with individual claims, and granting plaintiffs leave to file an amended complaint by July 21, 2006. The order was entered by the Court on July 13, 2006 and the plaintiffs filed an amended complaint on July 21, 2006 and a second amended complaint on August 1, 2006, adding RICO claims and withdrawing its claims to seek class certification. Coldwell Banker filed an answer and a motion to dismiss the RICO claims on August 14, 2006. The case is set for trial on April 8, 2013.

Donna J. Fonnotto, v. Cendant Settlement Services Group, Inc., NRT Settlement Services, Inc. and St. Joe Title Services, Inc. d/b/a Sunbelt Title Agency (Case No. 8:05-CV-02155, Pinellas County Florida). The original complaint was filed on June 21, 2005. Plaintiff is a former employee of defendant Sunbelt Title Agency who individually, and on behalf of other similarly situated, alleges the defendant failed to pay her, and others similarly situated, the appropriate amount of wages. The parties agreed to mediate the case. The parties reached a tentative settlement on October 6, 2006, pursuant to which they submitted a final stipulation and joint settlement agreement to the Court for preliminary approval within 60 days thereafter. The Court granted preliminary approval on February 9, 2007.

If approved by the Court, the settlement permits similarly situated current and former employees in two distinct job positions to opt into the settlement to collect unpaid wages based on a specific number of hours worked for certain work weeks during the applicable time period. Additionally, the tentative settlement provides for the payment of $170,000 in incentive payments to five individual plaintiffs, including Fonnotto, and $575,000 in attorney’s fees. The exact settlement payment amount to the entire class of employees is not calculable as it is dependent upon exactly which and what percentage of current and former employees opt into the settlement. The settlement was preliminarily approved by the court on February 9, 2007. The settlement also requires CSSG to pay costs associated with administering the settlement. The Company anticipates that the aggregate amounts paid in the settlement (including attorneys’ fees and costs), and assuming 100% of all potential claimants opt into the lawsuit, will not exceed $3 million.

Coldwell Banker Real Estate Corporation v. RSI 3, Inc. and RSI 4, Inc. (Case No. 05-4459, District of New Jersey). On September 15, 2005, plaintiff filed an action seeking declaratory judgment against the defendants that defendants’ limited exclusivity that prohibits Plaintiff from allowing another franchisee to operate a Coldwell Banker office in Manhattan does not include the exclusive right to receive referrals from all other Coldwell Banker franchisees. This declaratory judgment action seeks to adjudicate the dispute at issue in the Real Share arbitration referred to below with respect to the remaining franchise contracts between Coldwell Banker and Real Share. On March 9, 2006, the District Court stayed all proceedings and referred the matter to mediation.

Proa, Jordan and Schiff v. NRT Mid-Atlantic, Inc. d/b/a Coldwell Banker Residential Brokerage et al. (Case No. 1:05-cv-02157 (AMD), U.S.D.C., District of Maryland, Northern Division). On August 8, 2005, plaintiffs Proa and Jordan filed a lawsuit against NRT Mid-Atlantic, Inc., NRT Incorporated and Angela Shearer, Branch Vice President of Coldwell Banker Residential Brokerage’s Chestertown, Maryland office. On October 27, 2005, plaintiffs filed an amended complaint that includes Schiff as a plaintiff, names Sarah Sinnickson, Executive Vice President and General Sales Manager of Coldwell Banker Residential Brokerage as an individual defendant and asserts eight claims. Plaintiffs’ claims involve alleged conduct arising from the plaintiffs’ affiliation with NRT’s Chestertown, Maryland office as real estate agents on an independent contractor basis. The plaintiffs allege violations of Title VII of the Civil Rights Act and violations of the Civil Rights Act of 1866 claiming discrimination and retaliation on the basis of race, religion, ethnicity, racial heritage and/or ethnic or racial associations. The plaintiffs are also seeking declaratory relief on behalf of themselves and a putative class that they are common law employees as opposed to independent contractors. The plaintiffs are also alleging various breach of contract, wrongful discharge and negligent supervision claims. In addition, plaintiffs are alleging that defendant Shearer made false and defamatory remarks about plaintiffs Proa and Jordan to their co-workers.

The plaintiffs are seeking compensatory and punitive damages in an amount to be determined at trial, as well as attorneys’ fees. On November 14, 2005, the defendants filed an answer to the plaintiffs’ amended complaint. Defendants have filed a motion to dismiss the claim for declaratory judgment based on lack of subject matter jurisdiction as well as a motion for judgment on the pleadings as to Jordan’s Title VII claim based on the statute of limitations. Plaintiffs also agreed to voluntarily dismiss the defamation claims without prejudice. A stipulation of voluntary dismissal of the defamation claim against Angela Shearer was entered on January 18, 2006. At the direction of the Court, on September 5, 2006, we re-filed our Motion for Partial Dismissal. On October 5, 2006 we filed our reply brief. As of December 31, 2006, the Court had not ruled on our motion and had not issued a scheduling order.

Passen and Friedler et al v. NRT Mid-Atlantic, Inc, NRT Mid-Atlantic Title Services, LLC, Cole, Miller et al.  (Case No. 03-C-04-005534, Baltimore County, Maryland). On June 9, 2004 the plaintiffs filed a lawsuit against NRT Mid-Atlantic, Inc., NRT Mid-Atlantic Title Services, LLC, Henry Cole and other defendants. The plaintiffs allege that the defendants obtained real estate sales commissions, to which they were not entitled, and other funds belonging to the plaintiffs. Cole is a commercial real estate agent formerly affiliated with NRT Mid-Atlantic, Inc. Cole, defendant David Miller and the plaintiffs purchased a series of commercial buildings together. NRT Mid-Atlantic Title Services, LLC provided title services for the transactions. Cole managed the properties through a separate company he controlled. The plaintiffs allege that Cole promised to forego commissions on the purchase of the properties but secretly obtained them, thereby increasing the purchase price paid by the plaintiffs. The plaintiffs also allege that Cole mismanaged the properties and embezzled funds paid to the management company on the plaintiffs’ behalf. The plaintiffs allege that the other defendants conspired with Cole to defraud the plaintiffs or committed acts amounting to negligent misrepresentation and negligent hiring and supervision.

Following the dismissal of a number of claims against the defendants in 2005, the remaining claims under the original complaint are for fraud/intentional misrepresentation (against all defendants), negligent misrepresentation (against all defendants), negligence (against NRT Mid-Atlantic Title Services, LLC), negligence/respondeat superior (against NRT Mid-Atlantic, Inc.), negligent hiring and supervision (against NRT Mid-Atlantic, Inc.), civil conspiracy (against all defendants), breach of fiduciary duties (against Cole), breach of assignment agreement (against Cole) and for an accounting (against Cole’s management company). On December 23, 2005, the plaintiffs served their first amended complaint adding claims against Cole’s wife and other family members, alleging that they received some of the proceeds of Cole’s alleged schemes. It also adds a count against NRT Mid-Atlantic, Inc. and NRT Mid-Atlantic Title Services, LLC for aiding and abetting Cole’s alleged deceit. On March 15, 2006 the plaintiffs served their second amended complaint adding claims against their former counsel, Richard Miller, alleging that he failed to properly represent plaintiffs’ interests in the subject real estate transactions. Former NRT Mid-Atlantic, Inc. employees, Patricia Bart and Dennis German, were also named as defendants. Trial was scheduled for April 30, 2007. However, on November 8, 2006, this matter was settled and resulted in our payment of an aggregate of $1.95 million to the plaintiffs.

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, our Vice Chairman of the Board, President and Director, were added as defendants in a putative class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On March 7, 2003, the court granted Cendant’s motion to dismiss lead plaintiff’s claim for failure to state a claim upon which relief could be granted and dismissed the complaint, as against Cendant and Mr. Smith, with prejudice. On March 8, 2004, the court entered final judgment, thus allowing for an appeal to be made regarding its decision dismissing the complaint against Cendant, Mr. Smith and others. Oral argument of the appeal took place on February 6, 2006. On June 30, 2006, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the plaintiff’s complaint. The Court of Appeals also remanded the case back to the district court so that the plaintiff may seek leave in the district court to amend the complaint if that can be done consistent with the Ninth Circuit’s opinion. On December 19, 2006, the Court entered an order denying plaintiff’s motion for Leave to File a Second Amended Complaint against Cendant and Richard Smith, among other parties.

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

Legal — Cendant Corporate Litigation

Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among the Company, Realogy Corporation, Wyndham Worldwide Corporation and Travelport, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of the Company or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or the Company’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from the Company. Such litigation includes the litigation described below under this heading of Cendant Corporate Litigation. As discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, certain of these Cendant litigation matters were settled in the fourth quarter of 2006, resulting in a reduction in amounts “Due to former parent” set forth on our Consolidated and Combined Balance Sheet at December 31, 2006.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the filing of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Approximately five lawsuits remain unresolved in addition to the matters described below.

In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”), is a consolidated class action brought on behalf of all persons who acquired securities of Cendant and CUC, except the PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are Cendant; 28 current and former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young LLP, CUC’s former independent accounting firm.

The Amended and Consolidated Class Action Complaint in the Securities Action alleges that, among other things, the lead plaintiffs and members of the class were damaged when they acquired securities of Cendant and CUC because, as a result of accounting irregularities, Cendant’s and CUC’s previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of Cendant’s and CUC’s securities to be inflated artificially.

On December 7, 1999, Cendant announced that it had reached an agreement to settle claims made by class members in the Securities Action for approximately $2,850 million in cash plus 50 percent of any net recovery Cendant receives from Ernst & Young as a result of Cendant’s cross-claims against Ernst & Young as described below. This settlement received all necessary court approvals and was fully funded on May 24, 2002.

On January 25, 1999, Cendant asserted cross-claims against Ernst & Young that alleged that Ernst & Young failed to follow professional standards to discover and recklessly disregarded the accounting irregularities and is therefore liable to Cendant for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young’s audit agreements with Cendant, negligence, breaches of fiduciary duty, fraud and contribution. On July 18, 2000, Cendant filed amended cross-claims against Ernst & Young asserting the same claims.

On March 26, 1999, Ernst & Young filed cross-claims against Cendant and certain of Cendant’s present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of Cendant’s financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with Cendant, and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against Cendant asserting the same claims. The court has set a deadline of June 27, 2007 for discovery by the parties and a trial date of March 8, 2008.

Realogy, Wyndham Worldwide and Travelport have assumed under the Separation Agreement certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses.

Regulatory Proceedings

The Department of Housing and Urban Development (“HUD”) is conducting a regulatory investigation of the activities of Property I.D. Associates, LLC (“Associates”), a joint venture between Property I.D. Corporation, Cendant Real Estate Services Group LLC and Coldwell Banker Residential Brokerage Corporation, an NRT subsidiary. This regulatory investigation also includes predecessor joint ventures of Associates, as well as other joint ventures formed by Property I.D. Corporation. Associates and its predecessors provide hazard reports in the California market. For reasons unrelated to the investigation, the joint venture was terminated by us effective July 1, 2006. (HUD had been conducting the investigation jointly with the FTC. On October 24, 2006, the FTC issued a letter to us advising us that no further action is warranted by the FTC with regard to this matter.)

Subpoenas were issued seeking documents and information from Cendant, Coldwell Banker Residential Brokerage Corporation, Coldwell Banker Residential Brokerage, and Century 21. According to these subpoenas, this investigation concerns whether the activities of Associates violate RESPA, 12 U.S.C. § 2607 et seq., and Section 5 of the Trade Commission Act, 12 U.S.C. § 45. Cendant has cooperated in the investigation, has responded to requests for information and document requests as well as produced employees for deposition. Based on the information currently available, we believe that the eventual outcome of the regulatory investigation will not have a material adverse effect on our consolidated financial position or results of operations.

Under the Tax Sharing Agreement, we are responsible for 62.5% of any payments made to the IRS to settle claims with respect to tax periods ending on or prior to December 31, 2006. Our Consolidated and Combined Balance Sheet at December 31, 2006 reflects liabilities to Cendant of $367 million relating to tax matters for which we have potential liability under the Tax Sharing Agreement.

Cendant and the Internal Revenue Service (“IRS”) have settled the IRS examination for Cendant’s taxable years 1998 through 2002, during which the Company was included in Cendant’s tax returns. The settlement includes the favorable resolution of the shareholder litigation issue, which as discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is reflected in the reduction in amounts “Due to former parent” set forth on our Consolidated and Combined Balance Sheet at December 31, 2006. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in these financial statements. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions.

The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “H”. At February 20, 2007, the number of stockholders of record was approximately 5,972. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by the NYSE from August 1, 2006, the date on which we commenced “regular way” trading on the NYSE following the consummation of our separation from Cendant.

	High	Low

2006
Third Quarter	$26.16	$19.90
Fourth Quarter	$31.11	$22.25

2007
First Quarter (through February 20, 2007)	$30.30	$29.42

Dividend Policy

No cash dividends have been declared on our common stock. The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt facilities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

Below is a summary of our common stock repurchases by month for the quarter ended December 31, 2006:

			Number of Shares	Approximate Dollar
	Total Number		Purchased as Part	Value of Shares that
	of Shares	Average Price	of Publicly	May Yet Be
	Purchased	Paid per Share	Announced Plan(b)	Purchased Under Plan

October 1 – 31, 2006(a)	38,177,000	$23.12	38,177,000	$9,823,000
November 1 – 30, 2006	—	—	—	—
December 1 – 31, 2006	—	—	—	—

Total	38,177,000	$23.12	38,177,000	$9,823,000

(a)	Includes 37 million shares repurchased on October 6, 2006 at $23.00 per share for an aggregate of $851 million under the Company’s modified Dutch auction tender offer.

(b)	Our share repurchase program, which does not have an expiration date, was first publicly announced on August 23, 2006 in the amount of 48 million shares. No shares were purchased outside our share repurchase program during the period set forth in the table above. The Company has agreed in the merger agreement with Apollo affiliates not to repurchase any shares pending the consummation of the transaction without Apollo’s consent.

Stock Performance Graph

The following graph shows a comparison of cumulative stockholder return (stock price appreciation plus dividends) for the Company’s common stock, the Standard & Poor’s 500 Index and a peer index selected by the Company for the period from August 1, 2006 through December 31, 2006. The graph assumes the investment of $100 on August 1, 2006, the date of that the Company began “regular way” trading on the New York Stock Exchange following its separation from Cendant, which was consummated on July 31, 2006.

	August 1,	December 31,
	2006	2006

S&P 500	$100.00	$112.56
Realogy Corporation	100.00	116.17
Other Real Estate Service Companies(a)	100.00	125.34

(a)	Other Real Estate Service Companies: CB Richard Ellis, Jones Lang LaSalle, Trammell Crow and ZipRealty

Source: Bloomberg

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated and combined financial data and operating statistics. The consolidated and combined statement of income data for each of the years in the three-year period ended December 31, 2006 and the consolidated and combined balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated and combined financial statements included elsewhere herein. The combined statement of income data for the years ended December 31, 2003 and 2002 and the combined balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our combined financial statements not included elsewhere herein.

The selected historical consolidated and combined financial data and operating statistics presented below should be read in conjunction with our annual consolidated and combined financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Our annual consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of the separation and distribution from Cendant.

	As of or For the Year Ended December 31,
	2006	2005	2004	2003	2002
		(In millions, except per share data and operating statistics)

Statement of Income Data:
Net Revenue	$6,492	$7,139	$6,549	$5,532	$4,117
Total Expenses	5,888	6,101	5,548	4,672	3,574

Income before income taxes	604	1,038	1,001	860	543
Provision for income taxes	237	408	379	285	186
Minority interest, net of tax	2	3	4	6	9

Net Income	$365	$627	$618	$569	$348

Earnings per share - basic and diluted	$1.50	$2.50	$2.47	$2.27	$1.39

Balance Sheet Data:
Secured Relocation Assets(a)	$1,190	$856	$497	$485	$101
Total Assets	6,668	5,439	5,015	4,769	4,051
Secured Relocation Obligations	893	757	400	400	80
Long-term debt	1,800	—	—	—	—
Mandatorily redeemable preferred interest	—	—	—	—	375
Stockholders’ equity(b)	2,483	3,567	3,552	2,973	2,405

Operating Statistics:
Real Estate Franchise Services
Closed homesale sides-franchisees(c),(d)	1,515,542	1,848,000	1,814,165	1,686,434	1,571,535
Closed homesale sides — NRT pre-acquisition(c),(e)					111,363
Average homesale price(f),(g)	$231,664	$224,486	$197,547	$175,347	$169,727
Average homesale brokerage commission rate(f),(h)	2.47%	2.51%	2.56%	2.62%	2.65%
Net effective royalty rate(f),(i)	4.87%	4.69%	4.69%	4.77%	5.04%
Royalty per side(j)	$286	$271	$247	$228	$216

Company Owned Real Estate Brokerage Services(k)
Closed homesale sides(c)	390,222	468,248	488,658	476,627	347,896
Average homesale price(g)	$492,669	$470,538	$407,757	$341,050	$314,704
Average homesale brokerage commission rate(h)	2.48%	2.49%	2.53%	2.58%	2.63%
Gross commission income per side(l)	$12,691	$12,100	$10,635	$9,036	$8,535

Relocation Services
Initiations(m)	130,764	121,717	115,516	111,184	112,140
Referrals(n)	84,893	91,787	89,416	82,942	83,317

Title and Settlement Services (o)
Purchasing title and closing units(p)	161,031	148,316	144,699	143,827	101,252
Refinance title and closing units(q)	40,996	51,903	55,909	117,674	60,450
Average price per closing unit(r)	$1,405	$1,384	$1,262	$1,033	$1,096

(a)	Represents the portion of relocation receivables and advances, relocation properties held for sale and other related assets that collateralize our secured obligations. Refer to Note 9 — Long and Short Term Debt in the consolidated and combined financial statements for further information.

(b)	For the periods January 1, 2002 through December 31, 2005, this represents Cendant’s net investment (capital contributions and earnings from operations less dividends) in Realogy and accumulated other comprehensive income. In 2006, stockholders’ equity decreased $1,084 million driven by $2,183 million of net distributions payments made to Cendant related to the separation from

Cendant and our repurchase of $884 million (approximately 38 million shares) of Realogy common stock offset by $1,454 million of distributions received from Cendant’s sale of Travelport and net income earned during the year ended December 31, 2006.

(c)	A closed homesale side represents either the “buy” side or the “sell” side of a homesale transaction.

(d)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment with the exception of amounts relating to the period January 1, 2002 through April 16, 2002 which represents the period prior to our acquisition of NRT on April 17, 2002.

(e)	This amount relates to the Company Owned Real Estate Brokerage Services segment for the period prior to our acquisition of NRT on April 17, 2002.

(f)	Amounts for the Real Estate Franchise Services segment include only those amounts related to third-party franchisees and do not include amounts related to the Company Owned Real Estate Brokerage Services segment with the exception of amounts relating to the period January 1, 2002 through April 16, 2002 which represents the period prior to our acquisition of NRT on April 17, 2002.

(g)	Represents the average selling price of closed homesale transactions.

(h)	Represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction.

(i)	Represents the average percentage of our franchisees’ commission revenues (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty.

(j)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.

(k)	NRT was acquired on April 17, 2002. Its results of operations have been included from the acquisition date forward. Our real estate brokerage business has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. The real estate franchise business has franchised offices that are more widely dispersed across the United States than our real estate brokerage operations. Accordingly, operating results and homesale statistics may differ between our brokerage and franchise businesses based upon geographic presence and the corresponding homesale activity in each geographic region.

(l)	Represents gross commission income divided by closed homesale sides.

(m)	Represents the total number of transferees served by the relocation services business.

(n)	Represents the number of referrals from which we received revenue from real estate brokers.

(o)	This business was acquired on April 17, 2002. Its results of operations have been included from the acquisition date forward.

(p)	Represents the number of title and closing units processed as a result of a home purchases.

(q)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans.

(r)	Represents the average fee we earn on purchase title and refinancing title units.

In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Critical Accounting Policies” included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Between January 1, 2002 and December 31, 2006, we completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 4 — Acquisitions to our consolidated and combined financial statements for a discussion of the acquisitions made in the annual periods ended 2006, 2005 and 2004, respectively. In 2003, we acquired 19 real estate brokerage operations for approximately $109 million of cash, which resulted in goodwill of $96 million that was assigned to our Company Owned Real Estate Brokerage Services segment. In 2002, we acquired NRT for $230 million, which resulted in approximately $1.6 billion of goodwill, and 19 other residential real estate brokerage operations for $377 million, including Arvida Realty Services and The DeWolfe Companies, which collectively resulted in $288 million of goodwill. NRT generated net revenue of approximately $893 million and net loss of $55 million from January 1, 2002 through April 17, 2002 (the date we acquired NRT).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of Realogy Corporation and its subsidiaries (collectively, “we” or the “Company”). This discussion should be read in conjunction with our consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Item 1A — Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

We are the global provider of real estate and relocation services and operate our business in the following four segments:

•	Real Estate Franchise Services—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty® and Coldwell Banker Commercial® brand names.

•	Company Owned Real Estate Brokerage Services—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names.

•	Relocation Services—primarily offers clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

•	Title and Settlement Services—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with our real estate brokerage and relocation services businesses.

On October 23, 2005, the Board of Directors of Cendant approved a plan to separate Cendant into four separate companies—one for each of Cendant’s real estate services, travel distribution services, hospitality services (including timeshare resorts) and vehicle rental businesses. In furtherance of this plan, Cendant transferred all of the assets and liabilities of its real estate services businesses to Realogy, and on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding as of the close of business on July 21, 2006, the record date for the distribution. Pursuant to the separation plan, Cendant also (i) distributed all of the shares of common stock of Wyndham Worldwide Corporation (“Wyndham Worldwide”), the Cendant subsidiary that directly or indirectly holds the assets and liabilities associated with Cendant’s hospitality services (including timeshare resorts) businesses, on July 31, 2006 and (ii) sold all of the common stock of Travelport, the Cendant subsidiary that directly or indirectly holds the assets and liabilities associated with Cendant’s travel distribution services businesses, on August 23, 2006. Realogy common stock commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “H” on August 1, 2006. On August 29, 2006, Cendant announced that it had changed its name to Avis Budget Group, Inc.

Before our separation from Cendant, we entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our separation from Cendant. Under the Separation and Distribution Agreement, in particular, we were assigned 62.5% of certain contingent and other corporate assets, and assumed 62.5% of certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of Cendant or its subsidiaries which are not primarily related to our business or the businesses of Wyndham Worldwide, Travelport or Cendant’s vehicle rental business, and Wyndham Worldwide was assigned 37.5% of such contingent assets and assumed 37.5% of such contingent liabilities. The contingent assets of Cendant or its subsidiaries include assets relating to rights to receive payments under certain tax-related agreements with former businesses of Cendant and rights under a certain litigation claim. We have not quantified the value of the contingent assets as these assets are subject to contingency in their realization and GAAP does not allow us to record any of the Cendant contingent assets on our balance sheet. The contingent liabilities of Cendant or its subsidiaries include liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, including (subject to certain exceptions) liabilities for taxes of Travelport for taxable periods through the date of the Travelport sale, (iii) certain litigation matters, (iv) generally any actions with respect to the separation plan and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with the separation. We will generally act as the managing party and have assumed control of most legal matters related to the assumed contingent litigation liabilities of Cendant.

Specifically, we have been allocated a portion of certain of Cendant’s corporate assets and have assumed a portion of certain of Cendant’s corporate liabilities. Upon our separation from Cendant, we recorded a due from former parent of $169 million, $8 million of other assets, $16 million of fixed assets, $215 million for contingent litigation settlement liabilities, $385 million for contingent tax liabilities and $243 million for other contingent and corporate liabilities. Certain of these liabilities have been settled since our separation from Cendant. See Note 15 — “Separation Adjustments and Transactions with Former Parent and Subsidiaries” in the consolidated and combined financial statements for additional information.

The actual amount that we may be required to pay under these arrangements could vary depending upon the outcome of any unresolved matters, which may not be resolved for several years. In addition, if any of the other parties responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, each non-defaulting party (including Cendant) would be required to pay an equal portion of the amounts in default. Additionally, generally accepted accounting principles prohibit us and Cendant from recording amounts for any contingent assets that we may be entitled to receive upon favorable resolution of certain unresolved matters. The benefit resulting from such matters will not be recorded within Realogy’s financial statements until realization is assured beyond a reasonable doubt.

The majority of the $843 million of liabilities noted above have been classified as due to former parent in the Consolidated and Combined Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2006, the due to former parent balance had been reduced to $648 million, primarily as a result of the settlement of certain Cendant legacy legal matters and the favorable resolution of federal income tax matters associated with Cendant’s 1999 shareholder litigation position regarding the deductibility of expenses associated with the shareholder class action litigation resulting from the merger with CUC. In addition, the due to former parent balance of $648 million includes approximately $40 million of health and welfare claims that were administrated and paid by Avis Budget since separation, for which the Company reimbursed Avis Budget in January 2007.

In connection with our separation from Cendant, we entered into a $1,325 million interim loan facility, a $1,050 million revolving credit facility and a $600 million term loan facility. Shortly before our separation from Cendant, we utilized the full capacity under these facilities with the exception of $750 million under the revolving credit facility. The proceeds received in connection with the $2,225 million of borrowings were transferred to Cendant for the purpose of permitting Cendant to repay a portion of Cendant’s corporate debt and to satisfy other costs as described above. Subsequently, the Company recorded an adjustment to the initial $2,225 million transfer to reflect the return of $42 million to the Company. The amounts received are subject to final true-up adjustments and any such adjustments will be recorded as an adjustment to stockholders’ equity.

On August 23, 2006 Cendant announced that it had completed the sale of Travelport for $4,300 million subject to certain closing adjustments and promptly thereafter, Cendant, pursuant to the Separation and Distribution Agreement, distributed $1,423 million of the cash proceeds from the sale to us. Subsequently, the Company recorded additional net proceeds of $31 million. Accordingly, we may receive additional amounts or be required to return certain of these amounts to Cendant. We utilized $300 million of the proceeds to repay the revolving credit facility and $100 million to reduce the borrowings under the interim loan facility.

On August 23, 2006, we announced that our Board of Directors had authorized a share repurchase program to repurchase up to 48 million shares of our approximately 250 million outstanding shares, or approximately 19% of our outstanding common stock. On August 28, 2006, in furtherance of the share repurchase program, we commenced a modified “Dutch Auction” tender offer for up to 32 million shares of our common stock, with the option to purchase an additional 2% of its outstanding shares (or approximately 5 million shares) without extending the offer beyond its expiration date. The offer to purchase shares expired on September 26, 2006 and on October 6, 2006, we completed the tender offer by purchasing 37 million shares of our common stock at a price of $23.00 per share for a total cost of $851 million. We intended to purchase the remaining 11 million shares through open market repurchases and the Company repurchased approximately 1,177,000 of these shares by October 31, 2006 at an average price of $26.71 per share. No additional shares have been repurchased since that date and none are contemplated as a result of the merger agreement entered into on December 15, 2006 with affiliates of Apollo Management VI, L.P that is discussed further below.

On October 20, 2006, the Company issued $1,200 million aggregate principal amount senior notes. The aggregate principal amount of the notes is comprised of: $250 million of floating rate senior notes due on October 20, 2009, $450 million of senior notes due on October 15, 2011 (the “five-year notes”), and $500 million of senior notes due on October 15, 2016 (the “10-year notes”). The floating rate notes have an interest rate of LIBOR plus 0.70%, the five-year notes have a fixed interest rate of 6.15%, and the 10-year notes have a fixed interest rate of 6.50%. Currently, the notes are unsecured obligations of Realogy and rank equally in right of payment with all of Realogy’s other unsecured senior indebtedness. On October 20, 2006, the proceeds from the sale of the notes together with cash and cash equivalents on hand were utilized to repay the $1,225 million remaining balance outstanding under the interim loan facility.

Merger Agreement with Affiliates of Apollo Management VI, L.P.

On December 15, 2006, we entered into an Agreement and Plan of Merger with Domus Holdings Corp., (“Domus Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P.

Pursuant to the merger agreement, at the effective time of the merger, each issued and outstanding share of common stock of the Company will be canceled and will be automatically converted into the right to receive $30.00 in cash, without interest. In addition, at the effective date of the merger, all outstanding equity awards will become fully vested and will be cancelled and, except as otherwise agreed by a holder and Domus Holdings, converted into the right to receive a cash payment. For restricted stock units except as otherwise agreed by a holder and Domus Holdings, the cash payment will be equal to the number of units multiplied by $30.00. For stock options and stock appreciation rights, except as otherwise agreed to by the holder and Domus Holdings, the cash payment will be equal to the number of shares or rights underlying the award multiplied by the amount, if any, by which $30.00 exceeds the exercise price.

Domus Holdings has obtained equity and debt financing commitments for the transaction, the aggregate proceeds of which will be sufficient to pay the aggregate merger consideration, repay the then outstanding indebtedness (if it so chooses) and pay all related fees and expenses. Consummation of the merger is not subject to a financing condition, but is subject to various other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of Realogy, insurance regulatory approvals, and other customary closing conditions. We currently believe that the merger will close in early to mid-April 2007. However, the merger may be delayed or may not be completed at all due to a number of contingencies.

Industry Trends and Our Strategy

Our businesses compete primarily in the domestic residential real estate market. Residential real estate companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increased volume of homesales. We believe that long-term demand for housing and the growth of our industry is primarily driven by the economic health of the domestic economy, positive demographic trends such as population growth and increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply.

During the first half of this decade, based on information published by National Association of Realtors (“NAR”), existing homesales volumes have risen to their highest levels in history. That growth rate has reversed in 2006 and Federal National Mortgage Association (“FNMA”) and NAR are both reporting, as of

February, 2007, an 8% decrease in the number of existing homesale sides during 2006 compared to 2005. Our recent financial results confirm this trend as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses during 2006 compared to 2005. For 2006, our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses experienced, without adjusting for the effects of acquisitions, closed homesale side decreases of 18% and 17%, respectively, compared to 2005. In 2006, our Company Owned Real Estate Brokerage Services businesses realized approximately 58% of its revenues from California (27%), the New York metropolitan area (21%) and Florida (10%). We believe that the decline of 17% in the number of homesale sides for 2006 is reflective of industry trends, especially in Florida and California where our Company Owned Real Estate Brokerage Services segment experienced homesale side declines of 41% and 26%, respectively, during 2006. As of February 2007, FNMA and NAR forecast a decline of 8% and 1%, respectively, in existing homesales for 2007 compared to 2006.

Based upon information published by NAR, the median price of existing homes increased from 2000 to 2005 at a compound annual growth rate, or CAGR, of 10.1% compared to a CAGR of 6.4% from 1972 to 2006. This rate of increase slowed significantly in 2006 as FNMA and NAR are reporting, as of February 2007, a 2% and 1% increase in the median home sale price of existing homes for 2006 as compared to 2005. During 2006, our results have confirmed that the growth in the average price of homes sold has slowed in comparison to 2005. FNMA and NAR expect this trend will continue in the near term as they are forecasting, as of February 2007, a decrease of 2% and an increase of 2%, respectively, in the median price of existing homes for 2007 compared to 2006.

Despite the near term decline in the number of existing home sales and moderation in median existing homesale prices, we believe that the housing market will continue to benefit from expected positive long-term demographic trends, such as population growth and increasing home ownership rates, and economic fundamentals including rises in gross domestic product (“GDP”) and historically moderate interest rates.

Consumers’ use of the Internet to search for a home has risen dramatically over time, increasing to more than 70% in 2005 from only 2% of buyers in 1995, but has not resulted in any disintermediation of traditional real estate brokers and/or agents from their clients. The NAR survey shows that 81% of buyers who use the Internet to search for a home actually purchase their home through a real estate agent. In contrast, only 63% of non-Internet users buy their homes through a real estate agent. In addition, the level of “For Sale by Owner” sales, where no real estate broker is used, is on a sustained decline, down to 12% in 2006 from a high of 18% in 1997.

Our strategy for earnings growth and outperforming the market is through a number of avenues including: franchise brand expansion, capitalizing on the value circle attributes of our business, acquiring brokerages, attracting more customers and improving margins through investment in technology and reducing debt.

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction and (iv) in our Company Owned Real Estate Brokerage Services segment, gross commission per side which represents the average commission we earn before expenses. Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. During 2006, the average broker commission rate has remained relatively stable (within one basis point); however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue. In addition, in our Real Estate Franchise Services segment, we also use the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty and royalty per side. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region.

Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represents the total number of transferees we serve and (ii) referrals, which represents the number of referrals from which we earned revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represents the number of title and closing units processed as a result of home purchases, (ii) refinance title and closing units, which represents the number of title and closing units processed as a result of homeowners refinancing their home loans, and (iii) average price per closing unit, which represents the average fee we earn on purchase title and refinancing title sides.

Of these measures, closed homesale sides, average homesale price and average broker commission rate are the most critical to our business and therefore have the greatest impact on our net income and segment “EBITDA,” which is defined as net income before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for secured assets and secured obligations), income taxes and minority interest, each of which is presented on our Consolidated and Combined Statements of Income.

The following table presents our drivers for the years ended December 31, 2006 and 2005. See Results of Operations section for a discussion as to how the drivers affected our business for the periods presented. The following table reflects our actual driver changes, however, it is adjusted in the footnotes to reflect organic changes.

	Year ended December 31,
			%
	2006	2005	Change

Real Estate Franchise Services
Closed homesale sides(a)	1,515,542	1,848,000	(18)%
Average homesale price	$231,664	$224,486	3%
Average homesale broker commission rate	2.47%	2.51%	(4 bps)
Net effective royalty rate	4.87%	4.69%	18 bps
Royalty per side	$286	$271	6%

Company Owned Real Estate Brokerage Services
Closed homesale sides(b)	390,222	468,248	(17)%
Average homesale price	$492,669	$470,538	5%
Average homesale broker commission rate	2.48%	2.49%	(1 bps)
Gross commission income per side	$12,691	$12,100	5%

Relocation Services
Initiations	130,764	121,717	7%
Referrals	84,893	91,787	(8)%

Title and Settlement Services
Purchase Title and Closing Units(c)	161,031	148,316	9%
Refinance Title and Closing Units(c)	40,996	51,903	(21)%
Average price per closing unit	$1,405	$1,384	2%

(a)	These amounts include only those relating to our third party franchise affiliates and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment. In addition, the amounts presented for the year ended December 31, 2005 include 24,049 sides related to acquisitions of our previously franchised affiliates made by NRT subsequent to January 1, 2005. Excluding this amount, closed homesale sides would have decreased 17% for the year ended December 31, 2006.

(b)	The amounts presented for the year ended December 31, 2006 include 16,298 sides as a result of certain larger acquisitions made by NRT subsequent to January 1, 2005. Excluding this amount, closed homesale sides would have decreased 20% for the year ended December 31, 2006.

(c)	The amounts presented for the year ended December 31, 2006 include 31,018 purchase units and 1,255 refinance units, as a result of the acquisition of Texas American Title Company, which was acquired on January 6, 2006. Excluding these amounts, purchase title and closing units and refinance title and closing units would have decreased 12% and 23%, respectively, for the year ended December 31, 2006.

The following table sets forth the impact on segment EBITDA for the year ended December 31, 2006 assuming actual homesale sides and average selling price of closed homesale transactions increased or decreased by 1%, 3% and 5%.

		(thousands)
	($ millions)	Homesale		Decline of			Increase of
	Segment	Sides/Average				($ millions)
	EBITDA	Price(1)		5%	3%	1%	1%	3%	5%

Homesale Sides change impact on:
Real Estate Franchise Services(2)	$613	1,516	sides	(22)	(13)	(4)	4	13	22
Company Owned Real Estate Brokerage Services(3)	25	390	sides	(73)	(44)	(15)	15	44	73

Homesale Average Price change impact on:
Real Estate Franchise Services(2)	613	$232		(22)	(13)	(4)	4	13	22
Company Owned Real Estate Brokerage Services(3)	25	$493		(73)	(44)	(15)	15	44	73

(1)	Average price represents the average selling price of closed homesale transactions.

(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.

(3)	Increase/(decrease) represents impact on company owned real estate brokerage operations and related intercompany royalties to our real estate franchise services operations.

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

For periods prior to our separation from Cendant, EBITDA includes cost allocations from Cendant representing our portion of general corporate overhead. For the years ended December 31, 2006, 2005 and 2004, Cendant allocated costs of $24 million, $38 million and $33 million, respectively. Cendant allocated such costs to us based on a percentage of our forecasted revenues or, in the case of our Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate expense allocations include costs related to Cendant’s executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space. The allocations are not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Our consolidated and combined results comprised the following:

	Year Ended December 31,
	2006	2005	Change

Net revenues	$6,492	$7,139	$(647)
Total expenses(1)	5,888	6,101	(213)

Income before income taxes and minority interest	604	1,038	(434)
Provision for income taxes	237	408	(171)
Minority interest, net of tax	2	3	(1)

Net income	$365	$627	$(262)

(1)	Total expenses for the year ended December 31, 2006 include $97 million related to the following items: $23 million of stock compensation costs, $46 million of restructuring costs and $66 million of separation costs offset by a benefit of $38 million due to the resolution of certain former parent legacy matters. Total expenses for the year ended December 31, 2005 include $13 million of stock compensation costs and $6 million of restructuring costs.

Net revenues decreased $647 million (9%) for the year ended December 31, 2006 compared with the year ended December 31, 2005 principally due to a decrease in organic revenues in our Company Owned Real Estate Brokerage Services, reflecting decreases in transaction sides volume across the real estate industry and moderating growth in the average prices of homes sold partially offset by a $367 million increase in revenues as a result of larger acquisitions consummated subsequent to January 1, 2005.

Total expenses decreased $213 million (3%) principally reflecting a reduction of $503 million of commission expenses paid to real estate agents and a net benefit of $38 million due to the resolution of certain tax and legal accruals related to former parent legacy matters, offset by an increase in expenses of $334 million related to larger acquisitions by NRT Incorporated, our wholly-owned real estate brokerage business and the acquisition of title and underwriting companies in Texas by the Title and Settlement Services segment, as well as the net change in restructuring costs of $40 million and separation costs of $66 million.

Our effective tax rate for both December 31, 2006 and 2005 was 39%. Isolated items affecting our 2006 tax rate were a tax benefit resulting from the favorable settlement of federal income tax matters associated with Cendant’s 1999 shareholder litigation position, offset by a tax expense related to equity compensation.

Following is a more detailed discussion of the results of each of our reportable segments for the year ended December 31:

	Revenues			EBITDA			Margin
	2006	2005	% Change	2006	2005	% Change	2006	2005	Change

Real Estate Franchise Services	$879	$988	(11)	$613	$740	(17)	70%	75%	(5)
Company Owned Real Estate Brokerage Services	5,022	5,723	(12)	25	250	(90)	—	4	(4)
Relocation Services	509	495	3	103	124	(17)	20	25	(5)
Title and Settlement Services	409	316	29	45	53	(15)	11	17	(6)

Total Reportable Segments	6,819	7,522	(9)	786	1,167	(33)
Corporate and Other(a)	(327)	(383)	*	(11)	—	*

Total Company(b)	$6,492	$7,139	(9)	$775	$1,167	(34)	12%	16%	(4)

Less: Depreciation and amortization				142	136
Interest expense/(income), net				29	(7)

Income before income taxes and Minority interest				$604	$1,038

(*)	not meaningful

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists primarily of (i) intercompany royalties of $327 million and $369 million paid by our Company Owned Real Estate Brokerage Services segment during

2006 and 2005, respectively, and (ii) intercompany royalties of $14 million paid by our Title and Settlement Services segment to our Real Estate Franchise Services segment during 2005.

(b)	Includes $66 million of separation costs and $46 million of restructuring costs offset by a benefit of $38 million due to the resolution of certain former parent legacy matters in 2006 compared to $6 million in restructuring costs in 2005. These costs negatively affected the year over year “% Change” in EBITDA by 6 percentage points.

As described in the above table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased four percentage points from 16% to 12% for the year ended December 31, 2006 compared to the prior year. EBITDA for the year ended December 31, 2006 includes $46 million of restructuring costs, primarily related to the Company Owned Real Estate Brokerage Services segment and $66 million of separation costs, offset by a net benefit of $38 million of former parent legacy costs primarily for the resolution of certain tax and legal accruals related to matters that have been settled at December 31, 2006. The majority of the separation costs were incurred in the third quarter of 2006 and primarily related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards. A portion of these costs were allocated to the business segments and therefore contributed to the decrease in EBITDA margin for each of the segments discussed below.

On a segment basis, the Real Estate Franchise Services segment decreased five percentage points to 70% versus the rate of 75% in the comparable prior period. The year ended December 31, 2006 reflected a decrease in the number of homesale transactions, decreased average commission rate and a slowdown in the growth rate of the average price of homes sold compared to 2005. The Company Owned Real Estate Brokerage Services segment decreased four percentage points from 4% in the prior year. The year ended December 31, 2006 reflected a reduction in commission income earned on homesale transactions and an increase in expenses due to inflation, separation and restructuring expenses and operating costs to support the number of offices in which we operate. While the principal cost of the Company Owned Real Estate Brokerage Services business consists of agents’ shares of commissions that fluctuate with revenue, we have certain costs associated with our store fronts that are fixed in the short term. In 2006, the Relocation Services segment margin decreased five percentage points to 20% from 25% in the comparable period primarily driven by separation and restructuring costs and lower margins on our at-risk homesale business. In 2006, the Title and Settlement Services segment decreased six percentage points to 11% from 17% in the comparable prior period due to reduced organic resale and refinancing volume, separation costs and an increase in IT infrastructure costs.

Real Estate Franchise Services

Revenues and EBITDA decreased $109 million to $879 million and $127 million to $613 million, respectively, in 2006 compared with 2005.

We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide operational and administrative services, tools and systems to franchisees, which are designed to assist franchisees in achieving increased revenue and profitability. Such services include national and local advertising programs, listing and agent-recruitment tools, training and volume purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and are recognized by us as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). Royalty increases or decreases are recognized with little or no corresponding increase or decrease in expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchisees, our Company Owned Real Estate Brokerage Services segment continues to pay royalties to the Real Estate Franchise Services segment. However, these intercompany royalties, which approximated $327 million and $369 million during 2006 and 2005, respectively, are eliminated in consolidation through the Corporate and Other segment and therefore have no impact on consolidated and combined revenues and EBITDA, but do affect segment level revenues and EBITDA. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services. Revenues further decreased for Real Estate Franchise Services due to the absence of $14 million of royalty payments from the Title and Settlement Services segment for 2006 compared to 2005 as the intercompany royalty agreement is no longer in place.

Apart from the decrease in the intercompany royalties noted above, the decrease in revenue is also attributable to a $66 million decrease in third-party franchisees royalty revenue which was attributable to an 18% decrease in the number of homesale transactions from our franchisees and a decrease in the average brokerage commission rate earned by our franchises from 2.51% in 2005 to 2.47% for 2006. These decreases were partially offset by a 3% increase in the average price of homes sold. The average brokerage commission rate has remained stable (within 1 basis point) for the past five consecutive quarters. Partially offsetting the revenue decline due to lower sides, the overall net effective royalty rate, we earn on commission revenue generated by our franchisees, increased from 4.69% to 4.87% as a result of lower rebates being earned by our franchisees.

Consistent with our international growth strategy, we also earned $5 million of additional revenue in connection with the licensing of our brand names in certain countries or international regions.

For 2007, FNMA and NAR forecast, as of February 2007, a decline in existing homesales of 8% and 1%, respectively, and a decrease of 2% and an increase of 2%, respectively, in the median price of existing homes for 2007 compared to 2006.

We also earn marketing fees from our franchisees and utilize such fees to fund advertising campaigns on behalf of our franchisees. In arrangements under which we do not serve as an agent in coordinating advertising campaigns, marketing revenues are accrued as the revenue is earned, which occurs as related marketing expenses are incurred. We do not recognize revenues or expenses in connection with marketing fees we collect under arrangements in which we function as an agent on behalf of our franchisees.

The decrease in EBITDA for 2006 compared to 2005 is principally due to the net reduction in revenues noted above as well as $11 million of separation costs primarily related to the accelerated vesting of the Cendant equity awards, $7 million of additional bad debt expense related to accounts receivable and notes receivable due to the current market conditions in the residential real estate market and $3 million of incremental marketing expenses related to Sotheby’s International Realty®. These decreases are partially offset by a $10 million reduction in incentive based compensation as a result of the decrease in operating results in 2006.

Company Owned Real Estate Brokerage Services

Revenues and EBITDA decreased $701 million to $5,022 million and $225 million to $25 million, respectively, in 2006 compared with 2005.

As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to real estate agents, which are recognized concurrently with associated revenues. A core part of our growth strategy is the acquisition of other real estate brokerage operations. Our acquisitions of larger real estate brokerage operations subsequent to January 1, 2005 contributed incremental revenues and EBITDA of $233 million and $13 million, respectively, to 2006 operating results (reflected within the EBITDA contribution is $14 million of intercompany royalties paid to the Real Estate Franchise Services segment, which is eliminated in consolidation but does affect segment level EBITDA).

Excluding these acquisitions, revenues decreased $934 million (16%) and EBITDA declined $238 million (95%) in 2006 as compared with 2005. This decrease in same store revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 20% decline in the number of homesale transactions, partially offset by a 4% increase in the average price of homes sold. We believe the 20% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. The 4% period-over-period increase in average home price is reflective of the moderating trend in the growth of home sale prices during 2006. During the year ended December 31, 2006, the average price of homes sold grew, but slowed in comparison to 2005. The average homesale broker commission rate of 2.48% has remained stable (within 1 basis point) for the sixth consecutive quarter. EBITDA also reflects a decrease of $658 million in commission expenses paid to real estate agents, a $38 million reduction in incentives and other bonuses and a $56 million decrease in intercompany royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions. In addition, EBITDA further reflects $23 million of additional storefront costs (due partially to inflationary increases), $34 million of incremental restructuring costs (primarily facility related costs while preserving our productive agent population and market position) and $14 million of separation costs primarily related to the accelerated vesting of Cendant equity awards offset by a net decrease of $15 million of other operating expenses.

Relocation Services

Revenues increased $14 million to $509 million and EBITDA decreased $21 million to $103 million, respectively, in 2006 compared with 2005.

We provide relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services, home-finding and other related services. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue on a net basis as services are provided, except for limited instances in which we assume the risk of loss on the sale of a transferring employee’s home. In such cases, revenues are recorded on a gross basis as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client; however, in approximately 14% of 2006 homesale transactions we will assume the risk of loss. Such risk of loss occurs because we purchase the house from the transferee and bear both the carrying costs and risk of change in home value on the sales to the ultimate third party buyer. When the risk of loss is assumed, we record the value of the home on our Consolidated and Combined Balance Sheets within the relocation properties held for sale line item. The difference between the actual purchase price paid to the transferee and proceeds received on the sale of the home is recorded within operating expenses on our Consolidated and Combined Statement of Income. For all homesale transactions, the value paid to the transferee is either the value per the underlying third party buyer contract with the transferee, which results in no gain or loss to us, or the appraised value as determined by independent appraisers. We generally earn interest income on the funds we advance on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the secured borrowings) in the Consolidated and Combined Statements of Income as earned until the point of repayment by the client. Additionally, we earn revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time our obligations are complete. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral fee or commission, which is recognized at the time of completion of services.

The increase in revenues from our relocation services business was primarily driven by $16 million of incremental management fees and commissions earned in our international services due to increased international transaction volume, $10 million from higher “at risk” homesale service fees driven by a greater proportion of such activity in the moderated real estate market experienced in 2006 plus a $3 million increase in net interest income due to higher interest bearing relocation receivables. This was partially offset by an $11 million decrease in domestic revenue due to lower relocation referral volume. The decrease in EBITDA is principally due to $12 million of separation costs primarily related to the accelerated vesting of Cendant equity awards, $4 million of restructuring costs related to reducing management personnel levels and a $13 million reduction to EBITDA from increased costs related to at-risk homesale transactions. These are partially offset by a $9 million reduction in incentive based compensation as a result of the decrease in operating results in the year ended December 31, 2006, a $5 million increase in EBITDA associated with the incremental international revenue noted above and $3 million of net proceeds related to the realization of a contingent asset in connection with the previous disposal of a former subsidiary.

Title and Settlement Services

Revenues increased $93 million to $409 million, while EBITDA decreased $8 million to $45 million in 2006 compared with 2005.

We provide title and closing services, which include title search procedures for title insurance policies, home sale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. We provide many of these services to third party clients in connection with transactions generated by our Company Owned Real Estate Brokerage and Relocation Services segments. In January 2006, we acquired multiple title and underwriting companies in Texas in a single transaction. These entities provide title and closing services, including title searches, title insurance, homesale escrow and other closing services.

The operating results of our Title and Settlement Services segment reflect the Texas acquisition, which contributed incremental revenues and EBITDA of $134 million and $13 million, respectively, to 2006 results. Revenue and EBITDA, excluding the Texas acquisition, decreased $41 million and $27 million, respectively, principally from a 12% reduction in resale volume, consistent with the decline in overall homesale transactions noted in the other businesses and a 23% reduction in refinancing volume.

EBITDA further reflects an increase of $4 million in separation costs primarily related to the accelerated vesting of Cendant equity awards, $1 million of restructuring costs and an incremental increase in IT infrastructure costs of $3 million. These are partially offset by the absence of $14 million of royalty payments made to our Real Estate Franchise Services segment for 2006 compared to 2005 as the intercompany royalty agreement is no longer in place and a $3 million reduction in incentive based compensation as a result of the decrease in operating results in 2006.

Separation Costs

The Company incurred separation costs of $66 million for the year ended December 31, 2006. These costs were incurred in connection with the separation from Cendant and relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The majority of the separation costs incurred related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards. See Note 13-Stock Based Compensation of the consolidated and combined financial statements for additional information.

2006 Restructuring Program

During the second quarter of 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The Company recorded restructuring charges of $46 million in 2006, of which $39 million is expected to be paid in cash. As of December 31, 2006, $16 million of these costs have been paid. These charges primarily represent facility consolidation and employee separation costs.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$14	$25	$7	$46
Cash payments and other reductions	(8)	(8)	(7)	(23)

Balance at December 31, 2006	$6	$17	$—	$23

Rollforward of restructuring liabilities:

			Cash	Liability
			Payments/	as of
	Opening	Expense	Other	December 31,
	Balance	Recognized	Reductions	2006

Real Estate Franchise Services	$—	$2	$(1)	$1
Company Owned Real Estate Brokerage Services	—	39	(19)	20
Relocation Services	—	4	(2)	2
Title and Settlement Services	—	1	(1)	—

	$—	$46	$(23)	$23

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Our combined results comprised the following:

	Year Ended December 31,
	2005	2004	Change

Net revenues	$7,139	$6,549	$590
Total expenses	6,101	5,548	553

Income before income taxes and minority interest	1,038	1,001	37
Provision for income taxes	408	379	29
Minority interest, net of tax	3	4	(1)

Net income	$627	$618	$9

During 2005, our net revenues increased $590 million (9%) principally due to (i) a $469 million increase in gross commission income earned by our company owned brokerage operations, of which $223 million represented organic growth and $246 million resulted from expanding our presence in geographically desired areas through the acquisition of larger real estate brokerage operations and (ii) a $61 million increase in franchise fees generated by our real estate franchise operations. Total expenses increased $553 million (10%) principally reflecting (i) a $344 million increase in commission and other agent-related expenses that our brokerage operations pay to real estate agents, including $179 million of expenses related to the acquisitions discussed above, and (ii) $142 million of increased operating expenses primarily to support growth in our Company Owned Real Estate Brokerage segment and current and anticipated future growth in our Relocation Services segment. Our effective tax rate increased to 39% in 2005 from 38% in 2004 primarily due to an increase in state taxes. As a result of these items, our net income increased $9 million.

Following is a more detailed discussion of the results of each of our reportable segments for the year ended December 31:

	Revenues			EBITDA			Margin
	2005	2004	% Change	2005	2004	% Change	2005	2004	Change

Real Estate Franchise Services	$988	$904	9	$740	$666	11	75%	74%	1
Company Owned Real Estate Brokerage Services	5,723	5,242	9	250	263	(5)	4	5	(1)
Relocation Services	495	455	9	124	126	(2)	25	28	(3)
Title and Settlement Services	316	303	4	53	62	(15)	17	20	(3)

Total Reportable Segments	7,522	6,904	9	1,167	1,117	4
Corporate and Other(a)	(383)	(355)	*	—	(2)	*

Total Company(b)	$7,139	$6,549	9	1,167	1,115	5	16%	17%	(1)

Less: Depreciation and amortization				136	120
Interest income, net				(7)	(6)

Income before income taxes and Minority interest				$1,038	$1,001

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments, which consists primarily of (i) intercompany royalties of $369 million and $341 million paid by our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchisee Services segment during 2005 and 2004, respectively, and (ii) intercompany royalties of $14 million paid by our Title and Settlement Services segment to our Real Estate Franchise Services segment during both 2005 and 2004.

(b)	Includes $6 million of restructuring costs for 2005 compared to none in 2004.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased one percentage point for 2005 compared to 2004. On a segment basis, the Real Estate Franchise Services segment increased one percentage point to 75% over the 2004 rate of 74% primarily attributable to increased royalties resulting from both increases in the average price and volume of homes sold, which leveraged the fixed cost base contributing to increased margin rates. The Company Owned Real Estate Brokerage Services segment decreased one percentage point to 4% from 5% in 2005 versus 2004 primarily due to lower commission income driven by comparatively lower transaction sides and average broker commission rates and increases in operating costs. Both the Relocation Services and Title and Settlement Services segments had declines of three percentage points in 2005 versus 2004 reflecting margins of 25% and 17%, and 28% and 20%, respectively. This is primarily due to investments in service levels and infrastructure that occurred during 2005 that are discussed further below.

Real Estate Franchise Services

Revenues and EBITDA increased $84 million and $74 million, respectively, in 2005 compared with 2004.

Royalty revenues from our third party franchise affiliates (which excludes royalties received from NRT) increased $52 million during 2005 compared to 2004. Such growth was primarily driven by a 14% increase in the average price of homes sold and by a 2% increase in the number of homesale transactions from our third-party franchisees. The 14% increase in average price is reflective of the supply of, and the demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation. The increase in the number of homesale transactions is due principally to an increase in closed sides related to new franchisees partially offset by sides lost due to termination or acquisition of franchises. Such increases were partially offset by a 2% decrease in the average brokerage commission rate earned by our franchisees on homesale transactions, which declined from 2.56% in 2004 to 2.51% in 2005. The overall net effective royalty rate we earn on commission revenue generated by our franchisees remained flat year-over-year.

In addition to royalties received from our third-party franchisees, we received intercompany royalties from our Company Owned Real Estate Brokerage Services segment, which approximated $369 million and $341 million in 2005 and 2004, respectively. These intercompany royalties are eliminated in consolidation, however, they do impact the individual segments. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this year over year revenue increase for real estate franchise services.

Consistent with our growth strategy, we also earned $7 million of additional revenue in connection with the license of the Sotheby’s brand name in certain countries and international regions.

EBITDA further reflects $7 million of incremental commissions and compensation costs associated with increased sales of domestic and international franchisees in 2005 and $6 million of increased legal fees.

Company Owned Real Estate Brokerage Services

Revenues increased $481 million while EBITDA decreased $13 million in 2005 compared with 2004.

Excluding acquisitions, revenues increased $232 million (4%) and EBITDA declined $21 million (8%) in 2005 as compared with 2004. The increase in revenues was substantially comprised of higher commission income earned on homesale transactions, which was primarily driven by a 14% increase in the average price of homes sold, partially offset by (i) a 7% decline in the number of homesale transactions and (ii) a 2% decline in the average broker commission rate earned on homesale transactions. The 14% increase in average price is reflective of the supply of, and demand for, homes in previous quarters, resulting in an overall increase in the sales prices of homes across the nation.

A core part of our growth strategy is the acquisition of other real estate brokerage operations. Our acquisitions of larger real estate brokerage operations subsequent to January 1, 2004 contributed incremental revenues and EBITDA of $249 million and $8 million, respectively, to 2005 operating results (reflected within the EBITDA contribution is $15 million of intercompany royalties paid to the Real Estate Franchise segment, which is eliminated in consolidation but does affect segment level EBITDA).

Apart from expenses incurred by the acquired real estate brokerage operations mentioned above, EBITDA further reflects (i) $165 million of incremental commission expenses paid to real estate agents as a result of the incremental revenues earned on homesale transactions, as well as a higher average commission rate paid to real estate agents in 2005 due to the progressive nature of revenue-based agent commission schedules, (ii) a $31 million increase in expenses primarily representing inflationary increases in rent, office administration and other fixed costs, (iii) a $23 million increase in expenses incurred to support growth in the number of offices we operate, (iv) a $17 million increase in marketing expenses due to additional campaigns in 2005 and (v) a $13 million increase in intercompany royalties paid to the Real Estate Franchise Services segment, which is eliminated in consolidation but does affect segment level EBITDA.

Relocation Services

Revenues increased $40 million, while EBITDA decreased $2 million in 2005 compared with 2004.

During 2005, we earned incremental referral fees of $26 million (16%) primarily due to a 13% increase domestically in the average fee per referral and a 3% increase in referral volume. We also earned an additional $12 million (28%) of incremental management fees and commissions from services provided internationally due to increased transaction volume. The increases in referral and transaction volumes in 2005 were primarily related to a 5% increase in initiations. Additionally, revenues we earned under relocation arrangements where we retain the risk of loss on transferees’ homes increased $8 million (8%) primarily due to a 12% increase in home values, partially offset by an 8% decline in volume. These increases were partially offset by a $5 million reduction in net interest income we earned in 2005 due to higher interest and related costs we incurred as a result of utilizing available capacity under our secured financing facilities.

EBITDA further reflects (i) a $30 million increase in expenses primarily in staffing to support the increases in volume discussed above and other personnel-related costs, (ii) a $7 million increase in other expenses partially related to infrastructure improvements and (iii) a $4 million increase in expenses related to incremental commissions and other expenses attributable to the increased home values associated with transactions where we retain the risk of loss on transferees’ homes.

Title and Settlement Services

Revenues increased $13 million while EBITDA decreased $9 million in 2005 compared with 2004. During 2005, we earned incremental title and closing revenues of $23 million primarily due to a 10% increase in the average price per closing unit and a 2% increase in purchase title and closing units, partially offset by a 7% decrease in refinance title and closing units. These increases in revenue were partially offset by the absence in 2005 of a $7 million gain recorded during 2004 on the sale of certain non-core assets.

EBITDA further reflects (i) $14 million of incremental costs associated with the increased volume in our purchase title and closing business and (ii) $7 million of incremental costs related to developing and enhancing certain infrastructures that were previously maintained at and leveraged from Cendant’s former mortgage business.

EBITDA for both 2005 and 2004 includes $14 million of intercompany royalties paid to the Real Estate Franchises Services segment. Beginning in January 2006, the Title and Settlement Services segment no longer remits such amounts to the Real Estate Franchise Services segment.

2005 Restructuring Program

During the year ended December 31, 2005, the Company recorded $6 million of restructuring charges as a result of restructuring activities undertaken following Cendant’s spin-off of PHH. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The most significant area of cost reduction was the consolidation of processes and offices in the Company’s brokerage business.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$2	$3	$1	$6
Cash payments and other reductions	(1)	(3)	(1)	(5)

Balance at December 31, 2005	$1	$—	$—	$1

Rollforward of restructuring liabilities:

			Cash	Liability
			Payments/	as of
	Opening	Expense	Other	December 31,
	Balance	Recognized	Reductions	2005

Real Estate Franchise Services	$—	$—	$—	$—
Company Owned Real Estate Brokerage Services	—	5	(4)	1
Relocation Services	—	—	—	—
Title and Settlement Services	—	1	(1)	—

	$—	$6	$(5)	$1

The $1 million liability at December 31, 2005 was utilized in 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	December 31,	December 31,
	2006	2005	Change

Total assets	$6,668	$5,439	$1,229
Total liabilities	4,185	1,872	2,313
Stockholders’ equity	2,483	3,567	(1,084)

For the year ended December 31, 2006, total assets increased $1,229 million primarily due to (i) a net increase in cash and cash equivalents of $363 million, principally due to the receipt of proceeds from Cendant’s sale of Travelport less cash utilized to repurchase common stock, (ii) $185 million of additional intangible assets resulting from acquisition activity within the Company Owned Real Estate Brokerage Services and Title and Settlement Services segments, (iii) $302 million of incremental relocation receivables and properties held for sale due to an increase in our managed home asset base, and (iv) $136 million of receivables due from the former parent. Total liabilities increased $2,313 million principally due to (i) $2,225 million of unsecured borrowings to fund the initial transfer of $2,225 million to Cendant, (ii) an increase of $136 million in secured obligations related to the relocation receivables and properties held for sale and (iii) the assumption of $648 million of liabilities due to former parent, net of adjustments and payments. These increases were partially offset by $425 million of repayments of our unsecured borrowings. Total stockholders’ equity decreased $1,084 million driven by $2,183 million of net distributions payments made to Cendant related to our separation and our repurchase of $884 million (approximately 38 million shares) of Realogy common stock offset by $1,454 million of distributions received from Cendant’s sale of Travelport and net income earned during the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are largely supported by cash generated from operations with the exception of funding requirements of our relocation business where we issue secured obligations to finance relocation receivables and advances and relocation properties held for sale.

On May 26, 2006, the Company entered into a $1,650 million credit facility, which consisted of a $1,050 million five-year revolving credit facility and a $600 million five-year term loan facility, and a $1,325 million interim loan facility which was due in May 2007. The $1,050 million five-year revolving credit facility bears interest at LIBOR plus 35 basis points for borrowings below $525 million, excluding outstanding letters of credit and LIBOR plus 45 basis points for all borrowings, including outstanding letters of credit, when the borrowings, excluding outstanding letters of credit, are greater than $525 million. The revolving credit facility also has an annual facility fee equal to 10 basis points on the $1,050 million facility, whether used or unused. The $600 million five-year term facility bears interest at LIBOR plus 55 basis points. On July 27, 2006, the Company drew down fully on these facilities with the exception of $750 million under the revolving credit facility. The proceeds received in connection with the $2,225 million of borrowings were immediately transferred to Cendant. In August 2006, the Company repaid the $300 million outstanding under the revolving credit facility and $100 million of borrowings under the interim loan facility. In October 2006, the Company repaid the remaining outstanding amount under the interim loan facility with the proceeds of the Notes (as defined below) and cash and cash equivalents on hand.

On September 25, 2006, the Company entered into an agreement to amend its Apple Ridge Funding LLC borrowing arrangement to increase the borrowing capacity under the facility by $150 million to an amount not to exceed $700 million.

On October 20, 2006, Realogy issued $1.2 billion aggregate principal amount of senior notes (the “Notes”). On October 20, 2006, the proceeds from the sale of the Notes together with cash and cash equivalents on hand were utilized to repay all of the outstanding indebtedness under the interim loan facility. The Notes were comprised of three series: $250 million of floating rate senior notes due October 20, 2009 (the “2009 Notes”), $450 million of senior notes due October 15, 2011 (the “2011 Notes”), and $500 million of senior notes due October 15, 2016 (the “2016 Notes”). The terms of the Notes are governed by an indenture, dated as of October 20, 2006 (the “Indenture”), by and between Realogy and Wells Fargo Bank, National Association, as Trustee. Currently, the Notes are unsecured obligations of Realogy and rank equally in right of payment with all of Realogy’s other unsecured senior indebtedness.

The 2009 Notes have an interest rate equal to three-month LIBOR plus 0.70%, payable quarterly on January 20, April 20, July 20 and October 20 of each year, beginning on January 22, 2007. The 2011 Notes have a fixed interest rate of 6.15% per annum; and the 2016 Notes have a fixed interest rate of 6.50% per annum. Interest on the 2011 Notes and 2016 Notes will be payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2007. The interest rates payable on the Notes will be subject to adjustment from time to time if either of the debt ratings applicable to the Notes is downgraded to a non-investment grade rating. If the rating from Moody’s applicable to the Notes is decreased to a non-investment grade to a rating of Ba1 or below or if the rating from S&P applicable to the Notes is decreased to a rating of BB+ or below, the interest rate will be increased by 0.25% per rating level up to a maximum increase of 2.00%, retroactive to the beginning of the current interest period. (The interest rate is similarly decreased if those ratings are subsequently increased to a level equal to or below Ba1 and BB+.) If, following an interest rate adjustment, Moody’s increases its rating to Baa3 or higher and S&P increases its rating to BBB- or higher, the interest rate of these Notes will remain at, or be decreased to, as the case may be, the initial interest rate on the Notes and no subsequent downgrades in a rating shall result in an adjustment of the respective interest rate on the Notes. On March 1, 2007, S&P lowered its rating on these Notes to BB+, resulting in an increase in the interest rate of each of the three series of Notes by 0.25% retroactive to the beginning of the respective interest periods for these Notes.

On March 1, 2007, S&P indicated that if these Notes remain a permanent piece of the Company’s capital structure following the pending merger with affiliates of Apollo, the ratings on these Notes would be further downgraded to BB. On March 2, 2007, Moody’s indicated that if the pending merger is approved by the Company’s stockholders, Moody’s will lower the ratings on these Notes to Ba3. Accordingly, if these downgrades are issued, the interest rate on each of the three series of Notes will be increased 1.25% from their initial interest rate (or an additional 100 basis points from the current interest rate) retroactive to the beginning of the then current respective interest period.

If the pending merger with affiliates of Apollo is consummated and each of the debt ratings on the notes is non-investment grade on any date from the date of the public notice of an arrangement that could result in a change of control until the 60-day period following public announcement of the consummation of the merger (subject to extension of the 60-day period under certain circumstances), we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest.

On November 29, 2006, the Company entered into an agreement to amend its Apple Ridge Funding LLC securitization arrangement to eliminate a $750 million minimum EBITDA requirement and substitute in its place that Realogy maintain a long-term unsecured debt rating of BB- or better from S&P and Ba3 from Moody’s and modified certain performance triggers linked to the quality of the assets underlying the arrangement.

On February 28, 2007, the Company entered into an agreement to amend its Kenosia Funding LLC securitization arrangement to increase the borrowing capacity from $125 million to $175 million.

Cash Flows

At December 31, 2006, we had $399 million of cash and cash equivalents, an increase of $363 million compared to the balance of $36 million at December 31, 2005. The following table summarizes our cash flows for the year ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Change

Cash provided by (used in):
Operating activities	$245	$617	$(372)
Investing activities	(310)	(423)	113
Financing activities	427	(216)	643
Effects of changes in exchange rates	1	—	1

Net change in cash and cash equivalents	$363	$(22)	$385

During the year ended December 31, 2006, we received $372 million less cash from operations as compared to the same period in 2005. Such change is principally due to weaker operating results, incremental cash outflows of $121 million for relocation receivables and properties held for sale driven by the year over year increase in our homes in inventory, payments to former parent of $58 million related to liabilities assumed by Realogy as part of the separation from Cendant and an increase in tax payments of $25 million compared to the prior year when we were not a taxpayer as part of Cendant.

During the year ended December 31, 2006, we used $113 million less cash for investing activities compared to the same period in 2005. Such change is mainly due to decreased cash outflows at our Company Owned Real Estate Brokerage Services segment due to lower acquisition activity, partially offset by the acquisition of title and underwriting companies in Texas by the Company’s Title and Settlement Services segment.

During the year ended December 31, 2006, we received $643 million more cash from financing activities compared to 2005. This is principally due to (i) the issuance $2,225 million of unsecured borrowings to fund the net transfer of $2,183 million to Cendant at separation, (ii) the issuance of $1,200 million of Notes which were used to retire $1,200 million outstanding under the interim financing facility, (iii) the receipt of $1,436 million of net proceeds related to the sale of Travelport and (iv) a change in net funding to Cendant of $694 million. These increases are partially offset by (i) the payment of the interim financing noted above as well as other debt reductions of $425 million, (ii) the repurchase of $884 million of common stock and (iii) lower incremental secured borrowings of $236 million due to the capacity of our secured borrowing arrangements.

Financial Obligations

The revolving credit facility and term loan facility include affirmative covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), excluding interest expense on Securitization Indebtedness (as defined in the credit agreement), both as measured on a preceding four fiscal quarters basis preceding the measurement date. The leverage ratio is calculated by dividing consolidated total indebtedness (excluding Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a preceding four fiscal quarters basis preceding the measurement date. Negative covenants in the credit facility include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the credit facility include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our separation from Cendant). At December 31, 2006, the Company was in compliance with the financial covenants of its revolving credit and loan facilities.

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

As of December 31, 2006, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements was as follows:

	Expiration	Total	Outstanding	Available
	Date	Capacity	Borrowings	Capacity

Apple Ridge Funding LLC (1)	November 2007	$700	$ 656	$44
Kenosia Funding LLC (1),(4)	May 2007	125	125	—
U.K. Relocation Receivables Funding Limited (1)	September 2008	196	112	84
Revolving credit facility (2)	May 2011	1,050	—	951
Term loan	May 2011	600	600	—
Senior notes (3)	Various	1,200	1,200	—

		$3,871	$ 2,693	$1,079

(1)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations.

(2)	The available capacity under the revolving credit facility is reduced by $99 million of outstanding letters of credit on December 31, 2006. Outstanding letters of credit decreased to approximately $15 million as of January 26, 2007 due to the removal of an $84 million letter of credit as a result of the settlement of a former parent legacy legal matter.

(3)	The senior notes mature in 2009, 2011 and 2016.

(4)	On February 28, 2007, the Company entered into an agreement to amend its Kenosia Funding LLC securitization arrangement to increase the borrowing capacity from $125 million to $175 million.

We issue secured obligations through Apple Ridge Funding LLC, Kenosia Funding LLC and U.K. Relocation Receivables Funding Limited. These three entities are consolidated bankruptcy remote special purpose entities that are utilized to securitize relocation receivables generated from advancing funds on behalf of clients of our relocation business in order to facilitate the relocation of their employees. The secured obligations issued by these entities are non-recourse to us and, as of December 31, 2006, were collateralized by $1,190 million of underlying relocation receivables (which we continue to service) and other related assets, including in certain instances relocation properties held for sale. These collateralizing assets are not available to pay our general obligations. These secured obligations represent floating rate debt for which the average weighted interest rate was 5% for the year ended December 31, 2006.

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

Each program also has restrictive covenants, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. The Apple Ridge Funding LLC facility has a requirement that the Company maintain a long-term unsecured debt rating of BB- or better from S&P and Ba3 from Moody’s. The U.K. Relocation Receivables Funding Limited facility has a requirement that the Company generate at least $750 million of income before depreciation and amortization, interest expense (income), income taxes and minority interest, determined quarterly for the preceding twelve month period. These covenants, if breached and not remedied within a predefined amount of time, could result in an early amortization of the notes and termination of the program. At December 31, 2006, the Company was in compliance with all financial covenants of its secured obligations.

In addition, within our title and settlement services and company owned real estate brokerage operations, we act as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. We do not have access to these funds for our use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $565 million as of December 31, 2006. We invest such borrowings in high quality short-term liquid investments. Net amounts earned under these arrangements approximated $11 million, $9 million and

$4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes. The average amount of short term borrowings outstanding during 2006 and 2005 was approximately $248 million and $318 million, respectively.

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

In October 2006, our senior unsecured notes were rated BBB and Baa2 by Standard & Poor’s (“S&P”) and Moody’s, respectively, with a negative outlook. Under the terms of these notes, if the rating from Moody’s applicable to the notes is decreased to non-investment grade to a rating of Ba1 or below or if the rating from S&P applicable to the notes is decreased to a rating of BB+ or below, the interest rate will be increased by 0.25% per rating level up to a maximum increase of 2.00%, retroactive to the beginning of the current respective interest period. On March 1, 2007, S&P downgraded the rating on these notes to BB+ from BBB and these notes remain on CreditWatch subject to negative implications. As a result, the interest rate on each of the three series of these notes increased by 0.25% retroactive to the beginning of the current respective interest periods.

In December 2006, subsequent to the announcement of the definitive agreement to merge with a subsidiary of Apollo Management VI, L.P., S&P downgraded our long term corporate rating from BBB to BB+. As a result of the increased borrowings that are expected to be incurred to consummate the merger (or as a result of national and/or global economic and political events aside from the merger), it is possible that the rating agencies may further downgrade our debt ratings, which would increase our borrowing costs and therefore could adversely affect our financial results. In addition, it is possible that the rating agencies may downgrade our ratings based upon our results of operations and financial condition. If S&P further downgrades the debt rating applicable to the existing senior unsecured notes, or Moody’s downgrades the debt rating on those notes to below investment grade, the interest rate on those senior notes will be further increased up to a maximum 2.00% increase from their initial interest rate, depending on the extent the ratings are downgraded, as set forth in the existing notes. On March 1, 2007, S&P indicated that if these notes remain a permanent piece of the Company’s capital structure following the pending merger with affiliates of Apollo, the ratings on these notes would be further downgraded to BB. On March 2, 2007, Moody’s indicated that if the pending merger is approved by the Company’s stockholders, Moody’s will lower the ratings on these notes to Ba3. Accordingly, if these downgrades are issued, the interest rate on each of the three series of notes will be increased 1.25% from their initial interest rate (or an additional 100 basis points from the current interest rate) retroactive to the beginning of the then current respective interest period. Any downgrade by either rating agency on our current or future senior unsecured notes, whether or not below investment grade, could increase the pricing of any amounts drawn under our syndicated bank credit facilities — namely, the spread to LIBOR increases as our ratings from either S&P or Moody’s decreases. A downgrade in our credit rating below investment grade could also result in an increase in the amount of collateral required by our letters of credit. A downgrade in our senior unsecured rating below BB- from S&P or below Ba3 from Moody’s would trigger a default for our Apple Ridge Funding LLC secured facility. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The Company will incur significant indebtedness and utilize significant amounts of cash and cash equivalents, in order to complete the merger. As a result, the Company’s future financing needs will be materially impacted by the merger.

We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure that financing will be available to us on acceptable terms or that financing will be available at all. Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total

Secured obligations(a)	$893	$—	$—	$—	$—	$—	$893
Unsecured obligations(b)	—	—	250	—	1,050	500	1,800
Capital leases	11	8	4	1	—	—	24
Operating leases	165	134	106	78	54	83	620
Purchase commitments(c)(d)	38	13	10	10	9	1	81

Total	$1,107	$155	$370	$89	$1,113	$584	$3,418

(a)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will ultimately be determined by the rates in effect during each period. The debt which our securitization entities issue is subject to renewal, which is expected to occur for the foreseeable future.

(b)	The Company has $850 million of variable rate debt instruments for which interest payments will ultimately be determined by the rate in effect during each period. The Company also has $950 million of fixed rate debt instruments for which interest payments are approximately $60 million a year based upon the interest rate in effect at December 31, 2006.

(c)	Purchase commitments do not include contractual contributions made to our national advertising funds. In 2006, Real Estate Franchise Services made matching contributions of $14 million to the Century 21® national advertising fund and Company Owned Real Estate Brokerage Services contributed $13 million to other national advertising funds.
(d)	Purchase commitments do not include a minimum licensing fee that the Company is required to pay to Sotheby’s beginning in 2009 through 2054. The Company expects the annual minimum licensing fee to approximate $2 million a year.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Business Combinations

A key component of our growth strategy is to continue to acquire and integrate independently-owned real estate brokerages and other strategic businesses that complement our existing operations. We account for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and related literature. Accordingly, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Further, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management, or independent valuation specialists, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings.

The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,326 million and $422 million, respectively, at December 31, 2006. Our goodwill and other indefinite-lived intangible assets are allocated among four reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to one of our reporting units or spread across our entire organization. In either case, the magnitude of any impairment to goodwill or other indefinite-lived intangible assets resulting from adverse changes cannot be estimated. However, our businesses are concentrated in one industry and, as a result, an adverse change to the real estate industry will impact our combined results and may result in impairment of our goodwill or other indefinite-lived intangible assets.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007 as required. The Company’s adoption of FIN 48 may result in a decrease to stockholders’ equity as of January 1, 2007 of approximately $10 million to $50 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company applied this guidance for the year ended December 31, 2006 and such adoption had no impact on the Company’s consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, a company’s own data). Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company intends to adopt SFAS 157 effective January 1, 2008 and is evaluating the impact of its adoption on the consolidated and combined financial statements.

In September 2006, the FASB also issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the provisions of SFAS 158 for the year ended December 31, 2006. See Note 10 — Employee Benefit Plans for additional information on the adoption.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2 (“the FSP”), “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately analyzed in accordance with FASB Statements No. 5 “Accounting for Contingencies” and FASB Interpretation No. 14 “Reasonable Estimation of the Amount of A Loss”, in that a liability should be recorded if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. It should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its consolidated and combined financial statements for the year ending December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to irrevocably elect fair value (“the fair value option”) as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a instrument-by-instrument basis with certain exceptions. The changes in fair value should be recognized in earnings as they occur. An entity would be permitted to elect the fair value option at initial recognition of a financial asset or liability or upon an event that gives rise to new-basis accounting for that item.

SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. The Company intends to adopt SFAS 159 effective January 1, 2008 and is evaluating the impact of its adoption on the consolidated and combined financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market exposure is interest rate risk. Our primary interest rate exposure at December 31, 2006 was to interest rate fluctuations in the United States, specifically LIBOR, and in the United Kingdom, specifically UK LIBOR, due to their impact on variable rate borrowings. Due to the issuance of the floating rate senior notes which are benchmarked to U.S. Treasury and U.S. LIBOR, such rates in addition to the UK LIBOR rates will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

Our total market risk is influenced by factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these analyses are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We have determined that the impact of a 10% change in interest rates and prices on our earnings, fair values and cash flows would not be material at December 31, 2006. While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As previously disclosed, on December 15, 2006, we entered into a letter agreement with Mr. Silverman regarding our respective obligations with respect to the separation benefits (including post-termination consulting obligations and payments related thereto) applicable under his existing employment agreement with us, which is described elsewhere in this Annual Report under “Item 11 — Executive Compensation — Employment Agreements and Other Arrangements.” Pursuant to this letter agreement, Realogy was relieved from a contractual obligation to deposit the lump sum amount referred to below into a rabbi trust within 15 days following the occurrence of a Potential Change in Control (e.g. the execution of the merger agreement with Apollo affiliates). Rather, this amount will be deposited into a rabbi trust no later than the consummation of a change in control (e.g., no later than the consummation of our merger with affiliates of Apollo). The letter agreement provides for a payment to Mr. Silverman in an amount representing the net value of the Separation Benefits (excluding office space and personal security benefits described under Item 11) and the consulting payments, no later than one business day following the date of the Qualifying Termination (or, if later, on the earliest day permitted under Section 409A of the Internal Revenue Code). That payment is in lieu of his receiving the Separation Benefits and consulting payments during the time periods provided for in the employment agreement.

On March 6, 2007, in accordance with the terms of Mr. Silverman’s employment agreement, our Compensation Committee determined the amount of this lump sum. See “Item 11 — Executive Compensation — Employment Agreements and Other Arrangements” and “—  Potential Payments Upon Termination or Change in Control.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant:

The following sets forth, as of December 31, 2006, information with respect to those persons who serve on our Board of Directors. See “—  Executive Officers of the Registrant” for Henry R. Silverman’s and Richard A. Smith’s biographical information.

Name	Age	Position(s)

Henry R. Silverman	66	Chairman of the Board, Chief Executive Officer and Director

Richard A. Smith	53	Vice Chairman of the Board, President and Director

Martin L. Edelman	65	Director

Kenneth Fisher	48	Director *

Cheryl D. Mills	41	Director *

Robert E. Nederlander	73	Director *

Robert W. Pittman	53	Director *

Robert F. Smith	74	Director *

* The Board of Directors has determined that the director is independent under the NYSE listing requirements and the Company’s independence guidelines. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

Martin L. Edelman has served as a director of Realogy since our separation from Cendant in July 2006. Mr. Edelman has been a director of Cendant (now known as Avis Budget Group, Inc.) since December 1997 and was a director of HFS Incorporated from November 1993 until December 1997. Mr. Edelman currently serves as Of Counsel to Paul, Hastings, Janofsky & Walker, LLP, a New York City law firm and has been in that position since June 2000. Mr. Edelman was a partner with Battle Fowler, which merged with Paul, Hastings, Janofsky & Walker, from 1972 through 1993 and was Of Counsel to Battle Fowler from 1994 until June 2000. Mr. Edelman also serves as a director of the following corporations, in addition to Avis Budget Group, which file reports pursuant to the Exchange Act: Capital Trust and Ashford Hospitality Trust, Inc. See “Item 13  — Certain Relationships and Related Transactions, and Director Independence.”

Kenneth Fisher has served as a director of Realogy since our separation from Cendant in July 2006. Mr. Fisher has been a Senior Partner in Fisher Brothers, a New York City commercial real estate firm, since April 2003, and a partner of Fisher Brothers since 1991. Mr. Fisher has been the Chairman and Chief Executive Officer of Fisher House Foundation, Inc., a not-for-profit organization that constructs homes for families of hospitalized military personnel and veterans, since May 2003, and served as Vice Chairman of Fisher House Foundation from May 2001 to May 2003. Mr. Fisher is a 26-year veteran in the real estate industry. Mr. Fisher also is a member of the Executive Committee of the City Investment Fund, LP, a real estate investment fund. Mr. Fisher is a member of the Real Estate Board of New York’s Board of Governors.

Cheryl D. Mills has served as a director of Realogy since our separation from Cendant in July 2006. Ms. Mills was a director of Cendant from June 2000 until the completion of Cendant’s separation plan in August 2006. Ms. Mills has been Senior Vice President, General Counsel and Secretary for New York University since February 2006. Ms. Mills was Senior Vice President and Counselor for Operations and Administration for New York University from May 2002 to February 2006. From October 1999 to November 2001, Ms. Mills was Senior Vice President for Corporate Policy and Public Programming of Oxygen Media, Inc. From 1997 to 1999, Ms. Mills was Deputy Counsel to the former President of the United States, William J. Clinton. From 1993 to 1996, Ms. Mills also served as Associate Counsel to the President.

Robert E. Nederlander has served as a director of Realogy since our separation from Cendant in July 2006. Mr. Nederlander was a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006 and Chairman of Cendant’s Corporate Governance Committee since October 2002. Mr. Nederlander was a director of HFS Incorporated from July 1995 until December 1997. Mr. Nederlander has been President and/or Director since November 1981 of the Nederlander Organization, Inc., owner and operator of legitimate theaters in the City of New York. Since December 1998, Mr. Nederlander has been a managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside the City of New York. Mr. Nederlander was Chairman of the Board of Riddell Sports, Inc. (now known as Varsity Brands, Inc.) from April 1988 to September 2003. He has been a limited partner and a Director of the New York Yankees since 1973. Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. since October 1985. From January 1988 to January 2002, he was Chairman of the Board and Chief Executive Officer of Mego Financial Corp. doing business as Leisure Industries Corporation of America, which filed a voluntary petition under Chapter 11 of the U.S. federal bankruptcy code in July 2003. The voluntary petition was dismissed by the bankruptcy court in 2006. Mr. Nederlander is currently a director of Allis-Chalmers Energy Inc., which files reports pursuant to the Exchange Act.

Robert W. Pittman has served as a director of Realogy since our separation from Cendant in July 2006. Mr. Pittman was a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006 and was a director of HFS Incorporated from July 1994 until December 1997. Mr. Pittman is a member of Pilot Group Manager LLC, the manager of Pilot Group LP, a private equity fund. From May 2002 to July 2002, Mr. Pittman served as Chief Operating Officer of AOL Time Warner, Inc. Mr. Pittman also served as Co-Chief Operating Officer of AOL Time Warner prior to assuming these responsibilities. From February 1998 until January 2001, Mr. Pittman was President and Chief Operating Officer of America Online, Inc., a provider of Internet online services. During 2006 up to July 27, 2006, Mr. Pittman served as a Director of Electronic Arts, Inc., which files reports pursuant to the Exchange Act, but did not stand for reelection on that board.

Robert F. Smith has served as a director of Realogy since our separation from Cendant in July 2006. Mr. Smith was a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006 and Chairman of Cendant’s Compensation Committee since October 2004. Mr. Smith was a director of HFS Incorporated from February 1993 until December 1997. Mr. Smith currently serves as Chief

Executive Officer and part owner of Automotive Aftermarket Group, LLC, an automobile parts remanufacturer located in Bedford, New Hampshire. From March 2003 to April 2004, Mr. Smith served as the Chairman of the Board of American Remanufacturers Inc., a Chicago, Illinois automobile parts remanufacturer. From February 1999 to September 2003, Mr. Smith served as Chief Executive Officer of Car Component Technologies, Inc., an automobile parts remanufacturer located in Bedford, New Hampshire. Mr. Smith is the retired Chairman and Chief Executive Officer of American Express Bank, Ltd. (“AEBL”). Mr. Smith joined AEBL’s parent company, the American Express Company, in 1981 as Corporate Treasurer before moving to AEBL and serving as Vice Chairman and Co-Chief Operating Officer and then President prior to becoming Chief Executive Officer.

* * *

Under our Amended and Restated Certificate of Incorporation, the Board of Directors is divided into three classes of directors (Class I, II and III), each of which, as nearly as possible, shall consist of one-third of the directors constituting the entire Board of Directors. The Class I directors shall have a term expiring at the 2007 Annual Meeting of Stockholders, the Class II directors shall have a term expiring at the 2008 Annual Meeting of Directors and the Class III Directors shall have a term expiring at the 2009 Annual Meeting of Directors. At each succeeding annual meeting of stockholders, beginning in 2007, successors to the class of directors whose term is then expiring shall be elected for a three-year term.

Our Class I Directors are: Cheryl D. Mills and Robert W. Pittman.

Our Class II Directors are: Kenneth Fisher; Robert E. Nederlander; and Robert F. Smith.

Our Class III Directors are: Henry R. Silverman; Richard A. Smith; and Martin L. Edelman.

Committees

Our Board of Directors has the following standing committees:

Executive Committee

The Executive Committee of our Board of Directors is comprised of Messrs. Silverman (Chairman), Richard Smith and Edelman. Our Executive Committee may exercise all of the powers of our Board when the Board is not in session, including the power to authorize the issuance of stock, except that the Executive Committee has no power to (i) alter, amend or repeal the by-laws or (ii) take any other action that legally may be taken only by the full Board of Directors. The Chairman of the Board will serve as Chairman of the Executive Committee.

Audit Committee

The Audit Committee of our Board of Directors is comprised of Ms. Mills and Messrs. Fisher and Robert Smith (Chairman). All members of our Audit Committee are independent directors as required by the listing standards of the NYSE. Our Board has determined that Mr. Robert Smith meets the requirements for being an “audit committee financial expert” as defined by regulations of the Securities and Exchange Commission.

Our Audit Committee assists our Board in its oversight of our financial reporting process. Our management has primary responsibility for the financial statements and the reporting process, including systems of internal controls. Our independent auditors are responsible for auditing our financial statements and expressing an opinion as to their conformity to accounting principles generally accepted in the United States.

In the performance of its oversight function, our Audit Committee reviews and discusses with management and the independent auditors our audited financial statements. Our Audit Committee also discusses with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 and Auditing Standard No. 2 relating to communication with audit committees. In addition, our Audit Committee receives from the independent auditors the written disclosures and letter required by Independence Standards Board Standard No. 1 relating to independence discussions with audit committees. Our Audit Committee also discusses with the independent auditors their independence from our Company and our management, and considers whether the independent auditor’s provision of non-audit services to our Company is compatible with maintaining the auditor’s independence.

Our Audit Committee discusses with our internal and independent auditors the overall scope and plans for their respective audits. Our Audit Committee meets with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting. In addition, our Audit Committee meets with our Chief Executive Officer and Chief Financial Officer to discuss the processes that they have undertaken to evaluate the accuracy and fair presentation of our financial statements and the effectiveness of our system of disclosure controls and procedures.

Compensation Committee

The Compensation Committee of our Board of Directors (the “Compensation Committee”) is comprised of Messrs. Fisher, Robert Smith (Chairman) and Nederlander. Our Compensation Committee has oversight responsibility for the compensation programs for our executive officers and other employees. All members of our Compensation Committee are independent directors as required by (i) the listing standards of the New York Stock Exchange, (ii) relevant federal securities laws and regulations, including Section 16 of the Exchange Act, (iii) Section 162(m) of the Code and (iv) our Corporate Governance Principles.

Corporate Governance Committee

The Corporate Governance Committee of our Board of Directors is comprised of Messrs. Nederlander (Chairman) and Pittman and Ms. Mills. Our Corporate Governance Committee considers and recommends candidates for election to our Board, advise our Board on director compensation, oversees the annual performance evaluations of our Board and Board committees and advises our Board on corporate governance matters. All members of our Corporate Governance Committee are independent directors as required by the listing standards of the New York Stock Exchange and our Corporate Governance Principles.

In November 2006, the Company also formed a Special Committee of the Board of Directors, comprised of Robert F. Smith (Chair) and Messrs. Fisher and Nederlander to consider a proposal received from Apollo to acquire all of the outstanding shares of the Company, which resulted in the execution and delivery of the Merger Agreement, and to oversee the solicitation of other bidders during the “go shop” period provided under the Merger Agreement.

Executive Officers of the Registrant:

The following table sets forth information, as of December 31, 2006, regarding individuals who are our executive officers.

Name	Age	Position(s)

Henry R. Silverman	66	Chairman of the Board, Chief Executive Officer and Director

Richard A. Smith	53	Vice Chairman of the Board, President and Director

Anthony E. Hull	48	Executive Vice President, Chief Financial Officer and Treasurer

C. Patteson Cardwell, IV	43	Executive Vice President and General Counsel

David J. Weaving	40	Executive Vice President and Chief Administrative Officer

Alexander E. Perriello, III	59	President and Chief Executive Officer, Realogy Franchise Group

Kevin J. Kelleher	52	President and Chief Executive Officer, Cartus Corporation

Bruce Zipf	50	President and Chief Executive Officer, NRT Incorporated

Donald J. Casey	45	President and Chief Executive Officer, Title Resource Group

Christopher R. Cade	39	Senior Vice President, Chief Accounting Officer and Controller

Henry R. Silverman has served as our Chairman of the Board, Chief Executive Officer and a director since our separation from Cendant in July 2006. It is expected that Mr. Silverman will step down as our Chief Executive Officer effective January 1, 2008, and, subject to Board approval, our Vice Chairman and President, Richard A. Smith, will assume the position of Chief Executive Officer. Mr. Silverman was Chief Executive Officer and a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006, as well as Chairman of the Board of Directors and the Executive Committee from July 1998 until August 2006. Mr. Silverman was President of Cendant from December 1997 until October 2004. Mr. Silverman was Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of HFS Incorporated from May 1990 until December 1997.

Richard A. Smith has served as our Vice Chairman of the Board, President and a director since our separation from Cendant in July 2006. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996.

Anthony E. Hull has served as our Executive Vice President, Chief Financial Officer and Treasurer since our separation from Cendant in July 2006. Mr. Hull was Executive Vice President, Finance of Cendant from October 2003 until our separation from Cendant in July 2006. From January 1996 to September 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, a diversified entertainment company. From 1990 to 1994, Mr. Hull worked in various capacities for Paramount Communications, a diversified entertainment and publishing company. From 1984 to 1990 Mr. Hull worked in investment banking at Morgan Stanley.

C. Patteson Cardwell, IV has served as our Executive Vice President and General Counsel since our separation from Cendant in July 2006. Mr. Cardwell was Senior Vice President, Legal responsible for all Cendant Real Estate Services Division legal matters from March 2000 until our separation from Cendant in July 2006. From November 1996 to March 2000, Mr. Cardwell served as Vice President and Legal Counsel for our Coldwell Banker® and Coldwell Banker Commercial® brands. From May 1994 to November 1996, Mr. Cardwell was an associate and later a partner in the Law Offices of Cohen & Mohr, in Washington, D.C.

David J. Weaving has served as our Executive Vice President and Chief Administrative Officer since our separation from Cendant in July 2006. Mr. Weaving was Senior Vice President and Chief Financial Officer

of Cendant’s Real Estate Division from September 2001 until our separation from Cendant in July 2006. From May 2001 through September 2001 he served as Vice President and Divisional Controller for Cendant’s Real Estate Division. Mr. Weaving joined Cendant in 1999 as a Vice President of Finance. From 1995 to 1999, Mr. Weaving worked in increasing roles of responsibility for Cambrex Corporation, a diversified chemical manufacturer. From 1988 to 1995 Mr. Weaving worked as an auditor for Coopers & Lybrand LLP.

Alexander E. Perriello, III has served as our President and Chief Executive Officer, Realogy Franchise Group, since our separation from Cendant in July 2006. Mr. Perriello was President and Chief Executive Officer of the Cendant Real Estate Franchise Group from April 2004 until our separation from Cendant in July 2006. From 1997 through 2004 he served as President and Chief Executive Officer of Coldwell Banker Real Estate Corporation.

Kevin J. Kelleher has served as our President and Chief Executive Officer, Cartus Corporation. Mr. Kelleher was President and Chief Executive Officer of Cendant Mobility Services Corporation from 1997 until our separation from Cendant in July 2006. From 1993 to 1997 he served as Senior Vice President and General Manager of Cendant Mobility’s destination services unit. Mr. Kelleher has also held senior leadership positions in sales, client relations, network management and strategic planning.

Bruce Zipf has served as President and Chief Executive Officer of NRT Incorporated since March 2005 and as President and Chief Operating Officer from February 2004 to March 2005. From January 2003 to February 2004, Mr. Zipf served as Executive Vice President and Chief Administrative Officer for NRT responsible for the financial and administrative sectors that included acquisitions and mergers, financial planning, human resources and facilities, and from 1998 through December 2002, he served as NRT’s Senior Vice President for most of NRT’s Eastern Operations. From 1996 to 1998, Mr. Zipf served as President and Chief Operating Officer for Coldwell Banker Residential Brokerage - New York. Prior to entering the real estate industry, Mr. Zipf was a senior audit manager for Ernst and Young.

Donald J. Casey has served as our President and Chief Executive Officer, Title Resource Group, since our separation from Cendant in July 2006. Mr. Casey was President and Chief Executive Officer, Cendant Settlement Services Group from April 2002 until our separation from Cendant in July 2006. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).

Christopher R. Cade has served as our Senior Vice President, Chief Accounting Officer and Controller since our separation from Cendant in July 2006. Mr. Cade was Vice President, Corporate Finance of Cendant from 2004 until our separation from Cendant in July 2006. From 2002 to 2004, he served as Director, Corporate Accounting and Reporting for Public Service Enterprise Group. From 1996 to 2002, Mr. Cade served in multiple financial and accounting capacities with increasing responsibilities for Pharmacia Corporation (now owned by Pfizer Inc.) and Intermetro Industries Corporation, a subsidiary of Emerson Electric Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Officers, Directors and greater than ten percent beneficial owners are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all its officers, Directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2005.

Communicating with the Board of Directors

Stockholders interested in communicating with directors, non- management directors of the board or the entire board may send communications to the Company’s Board of Directors by writing to the Board at Realogy Corporation, One Campus Drive, Parsippany, New Jersey 07054, Attention: Corporate Secretary. The Corporate Secretary will review and distribute all stockholder communications received to the intended recipients and/or distribute to the full Board, as appropriate.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

Codes of Conduct. The Board has adopted a code of ethics that applies to all officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Board has also adopted a code of business conduct and ethics for Directors. Both codes of conduct are available in the “Corporate Governance — Compliance & Ethics” section of the Company’s website at www.realogy.com, The purpose of these codes of conduct is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers and Directors.

Committee Charters and Corporate Governance Guidelines. Copies of our Corporate Governance Guidelines, Corporate Governance Committee Charter, Compensation Committee Charter, and Audit Committee Charter, also are posted on our website, www.realogy.com. In order to access this portion of our website, click on the “Investors” tab, then on the “Corporate Governance” caption.

A copy of the Code of Ethics for all officers and employees, the Code of Business Conduct and Ethics for Directors, our Corporate Governance Guidelines and the Charters of the standing Committees may be obtained upon request, without charge, by contacting our Investor Relations Department at 973-407-7210 or by writing to us at Realogy Corporation, One Campus Drive, Parsippany, New Jersey 07054, Attn: Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction. The Company’s primary objective with respect to executive compensation is to design and implement compensation policies and programs that efficiently and effectively provide incentives to, and motivate, officers and key employees to increase their efforts towards creating and maximizing shareholder value. To accomplish this, the Company has developed an executive compensation philosophy to assure that the Compensation Committee, senior management of the Company, and the Human Resources function of the Company work together, with appropriate resources and advisors, pursuant to a clear, unified and coordinated strategy.

Preliminary Efforts Towards Building Compensation Philosophy and Policy. As a new public company, the Company and our Compensation Committee recognize that business, industry and economic considerations require the Company to develop a new strategy towards compensation issues that is different from the strategy of the Company’s former parent, Cendant. Accordingly, senior management and our Compensation Committee discussed the need to evaluate changes to the Company’s compensation policies and also discussed factors supporting the need to develop a new compensation strategy, including:

•	the Company’s single industry business that is cyclical in nature, which differs from Cendant’s diversified and hedged portfolio of businesses;

•	the Company’s unique business model and market leadership position;

•	the culture of highly-motivated, entrepreneurial senior management, and business unit leadership comprised of highly-experienced real estate professionals; and

•	the fact that as a new public Company, there will be new challenges towards attracting and retaining key employees and altering the employee culture to be less focused on short-term compensation and more focused on long-term career building.

Continuation of Predecessor Compensation Arrangements. The Company’s material executive compensation arrangements and programs were adopted by Cendant, and approved by Cendant’s compensation committee, in advance of the Company becoming an independent public company and establishing its own Compensation Committee. In particular, the employment agreements with our Chief Executive Officer, President and Chief Financial Officer, and the terms of letter agreements with our other executive officers, were approved by Cendant in advance of us becoming a public company. The Cendant compensation committee engaged Frederick W. Cook & Company to provide assistance and recommendations with respect to setting the compensation levels of our Vice Chairman and President, Richard A. Smith. The compensation levels of our other executive officers (other than Mr. Silverman) were determined by Cendant senior management, after giving consideration to a number of factors, including compensation levels at companies comparable to the Company with respect to industry, size and our geographic locations (including other companies that were separated from Cendant); the skills, abilities and experience of these officers; real estate industry considerations; and our need to retain our officers during our transition towards establishing ourselves as an independent public company.

In addition, our equity incentive program, including its design and the value of awards granted to our officers and key employees upon our separation from Cendant, were approved by Cendant’s compensation committee in advance of us becoming a public company. Nevertheless, our Compensation Committee reviewed and ratified the program and the initial awards. Excluding awards granted upon our separation from Cendant and approved by Cendant, none of our executive officers or directors received an equity award in 2006.

Our senior management and Compensation Committee are of the view that, were we to remain a public company, our current equity program, as approved by Cendant, would be effective towards motivating and retaining our key employees. Our senior management and our Compensation Committee would expect to take into account the value of outstanding equity awards held by our key employees in connection with making future awards under our equity incentive program. However, in the event that our Company is sold pursuant to our contemplated sale to Apollo, we do not expect any further grants to be made under our equity incentive program.

Role of Senior Management in Compensation Decisions. The Compensation Committee is responsible for reviewing and approving decisions regarding executive officer compensation and equity incentive awards. Although Cendant and its compensation committee approved the terms of our executive officer employment agreements and all of our initial equity incentive awards, Cendant executive officers and Human Resources officers provided significant input towards designing these arrangements, and determining the value of each eligible employee’s award. Certain officers of the Company also provided input, in particular with respect to design elements and award values in furtherance of the Company’s goals of providing incentives to, and retaining, key employees following our separation from Cendant. With respect to any future executive officer compensation and equity incentive issues, we expect that our executive officers will provide input and make proposals to the Compensation Committee as necessary and/or reasonably requested by our Compensation Committee.

In addition, our senior management developed and proposed performance goals that would be imposed on a portion of equity incentive grants provided to each of our executive officers (other than Mr. Silverman). Our Compensation Committee engaged Frederick W. Cook & Company to review and analyze the performance goals and advise the Compensation Committee on the fairness and reasonableness of these goals. Frederick W. Cook & Company determined that these goals were fair and reasonable to the Company and the participants. These goals are discussed below.

Performance Goals on Equity Incentive Awards. Our Compensation Committee imposed performance goals as a condition to the vesting of a portion of equity incentive awards (the “Performance Awards”) granted to our “named executive officers” or “NEOs” (other than Mr. Silverman). Under these goals, full vesting of the Performance Awards would occur in the event that the Company achieves an annualized rate of growth of adjusted earnings per share from the “performance base year” to the “performance results year” of (i) at least 500 basis points greater than macroeconomic factors relating to the U.S. residential real estate industry (combining the effect of the annual increase in average home sales price and the increase in the number of home sales, in each case as reported by the National Association of Realtors and Fannie Mae) or (ii) at least 15% (regardless of the macroeconomic factors). No vesting will occur in the event of zero or negative growth in annualized adjusted earnings per share growth regardless of the macroeconomic factors. The performance base year is the twelve months ending June 30, 2007, and the performance results year is the twelve months ending June 30, 2009. Reported earnings per share for those periods will be adjusted to remove the effect of the Cendant separation-related expenses and the effect of “pendings and listings” amortization of acquired real estate brokerage companies reflected in the Company’s reported earnings. In addition, earnings per share will be adjusted to normalize the effect on earnings of equity incentive programs which the Company expects to be lower in the performance base year and higher in the performance results year.

Partial vesting of the Performance Awards would occur on a proportional basis in the event of partial attainment of the performance goals. However, in the event that adjusted earnings per share growth is less than 15% annually, no vesting will occur unless Realogy’s adjusted earnings per share achieves annualized growth of at least 100 basis points greater than the macroeconomic factor (250 basis points for Mr. Smith).

Pursuant to the terms of our program, upon the closing of our contemplated sale to Apollo, the Performance Awards will immediately accelerate and become fully vested unless any executive officer and Apollo otherwise agree.

Sale of our Company. In connection with our contemplated sale to Apollo, our Compensation Committee conducted a number of meetings to address the treatment of executive compensation. In particular, our Compensation Committee sought to act to provide executive officers and other key employees with sufficient protection to assure that these individuals were appropriately motivated to protect the interests of stockholders, even if that meant working towards a sale transaction that would result in their loss of employment with the Company. In addition, our senior management and Compensation Committee recognized the need to retain our executive officers during the sale process and to make the Company more valuable to potential acquirers. In this regard, our Compensation Committee approved amendments to our executive officers’ severance arrangements, and approved additional severance arrangements with a group of 11 other key employees.

Chief Executive Officer Post-Retirement Benefits. Under Mr. Silverman’s employment agreement, we agreed to assume from Cendant the obligation to provide Mr. Silverman with certain post-retirement benefits. At or about the time we executed our agreement with Apollo, and with Apollo’s consent, our Compensation Committee approved an amendment to Mr. Silverman’s employment agreement in order to provide additional certainty to us regarding these obligations and to ensure that the arrangement would comply with the new tax rules governing deferred compensation.

Actions of the Compensation Committee. Since its inception around the time we became a separate public Company, our Compensation Committee has taken the following additional actions:

•	Following the approval by the Cendant compensation committee of equity incentive awards for our key employees, our Compensation Committee required that all equity incentive awards granted to employees of our NRT business be contingent on the employee executing a non-solicitation covenant.

•	Our Compensation Committee adopted restrictions to various perquisite programs provided by the Company, including limitations on the use of corporate-owned aircraft. These restrictions and limitations are described under “Perquisite Programs” below.

•	In light of Cendant’s financial performance during the first half of calendar year 2006 and because our 2006 earnings were below our initial forecasts, our Compensation Committee, with the support of senior management, determined not to pay annual profit-sharing bonuses to any of our NEOs, other than Mr. Zipf, or to any of our corporate-division employees. Mr. Kelleher is our only other executive officer who will be paid an annual profit-sharing bonus. Partial bonuses were paid to employees of certain of our business units that partially attained financial performance goals. Messrs. Smith and

Hull received special bonuses outside of our annual profit-sharing bonus program that are described in the Summary Compensation Table, below.

Compensation Components. The Company compensates its executive officers with the following general forms of compensation: base salary, annual profit-sharing performance bonus, long term equity incentive and perquisites. Our Compensation Committee did not evaluate the effectiveness or balance of these forms of compensation, but the Company generally believes that its overall compensation programs facilitate the attraction and retention of quality business professionals critical to the success of the Company, in an efficient and effective manner. As we are a new public company and in view of our pending sale to Apollo, our Compensation Committee has not conducted a review of the current components of executive compensation.

Perquisite Programs. Executive officers and a number of key employees of the Company participate in programs that provide certain perquisites, including items such as access to Company aircraft and automobiles (including for personal use), financial and tax planning, executive medical benefits and physical exams, and first-class air travel. These programs were developed by Cendant and were adopted by the Company upon its separation from Cendant; however, the Company has determined to substantially curtail these programs. We recently determined to terminate financial planning perquisites and freeze eligibility with respect to our Company automobile program. Further, our Compensation Committee adopted a policy that limits use of corporate-owned aircraft (only Messrs. Silverman and Smith have access for personal use, pursuant to their employment agreements and subject to availability, and business use is limited to executive officers and subject to further limitations) and the Compensation Committee adopted a policy that limits first-class air travel for our employees. The reason for these curtailments included the Company’s failure to attain its financial performance targets, uncertainty regarding the residential real estate industry and senior management’s determination that these perquisites may not be currently necessary to motivate and retain the officers and key employees participating in these programs.

Timing of Grants. Our initial equity incentive grants were approved by Cendant in advance of us becoming a public company; however, these grants were made subject to and effective upon our separation from Cendant. Accordingly, the timing and pricing of these awards were determined and documented into a clear, written formula by Cendant and its compensation committee in advance of our separation from Cendant, and the formula for the pricing of these awards was documented and approved in a manner to assure that they were equitable to both the Company and the recipients. At the time we entered into the agreement for our sale to Apollo, our Compensation Committee had not adopted any formal policy regarding the timing of equity awards and, in view of our pending sale, does not expect to do so.

Retirement Benefits. None of our NEOs participates in any defined benefit pension plan. Mr. Kelleher is our only executive officer who participates in a defined benefit pension plan (future accruals of benefits have been frozen), and this participation relates to his former service with PHH Corporation. Our executive officers may participate in either our 401(k) plan or non-qualified deferred compensation plan. These plans provide for a company matching contribution of 100% of amounts contributed by the officer, subject a maximum of 6% of eligible compensation.

Change in Control Agreements. Each of our executive officers is employed pursuant to either an employment or letter agreement. These agreements provide for severance pay and benefits, or in the case of Mr. Silverman, benefits and a consulting agreement following termination of employment, under certain circumstances. Mr. Smith is our only officer who has tax reimbursement protection for “golden parachute excise taxes.” In connection with the sale of our Company to Apollo, we do not believe that any of our officers will incur a golden parachute excise tax and thus no tax reimbursement is expected to be necessary.

Tax Considerations. Under Section 162(m) of the Internal Revenue Code, the Company may not be able to deduct certain forms of compensation in excess of $1,000,000 paid to any of the NEOs that are employed by the Company at year-end. The Company believes that it is generally in its best interest to satisfy the requirements for deductibility under Section 162(m). However our Compensation Committee has not yet reviewed this issue, taken any actions or considered any policy at this time.

Equity Award Considerations. The Company has not considered or implemented stock ownership guidelines or similar policies for its officers or directors. Prior to entering into our agreement with Apollo, senior management intended to address this issue with our Compensation Committee. Senior management believes that its officers, key employees and directors hold sufficient amounts of Company equity to be appropriately aligned with the interests of its stockholders. The Company has adopted a securities trading policy that requires executive officers, certain key employees and members of the Board of Directors to trade Company securities only (i) during pre-established window periods, generally occurring following our announcement of quarterly earnings and (ii) with the approval of the Company’s Trading Officer or General Counsel.

Forfeiture of Awards in the event of Financial Restatement. The Company has not adopted a policy with respect to the forfeiture of equity incentive awards or bonuses in the event of a restatement of financial results.

Compensation Committee Report

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis with senior management and based upon such review and discussion, the Compensation Committee recommended that this Compensation Discussion and Analysis be included in Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

THE COMPENSATION COMMITTEE
Robert F. Smith (Chair)
Robert E. Nederlander
Kenneth Fisher

Summary Compensation Table

The following table sets forth the compensation we provided in 2006 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers who were serving as executive officers at the end of 2006:

						Change in Pension
						Value and
					Stock Option	Nonqualified	All
					and Stock	Deferred	Other
				Stock	Appreciation	Compensation	Compen-
Name and		Salary	Bonus	Awards	Right Awards	Earnings	sation	Total
Principal Position (1)	Year	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($) (7)	($)

Henry R. Silverman	2006	1	—	—	—	—	59,839	59,840
Chairman of the Board
and Chief Executive Officer
Anthony E. Hull	2006	439,846	500,000	1,505,798	108,888	—	66,431	2,620,963
Executive Vice
President, Chief
Financial Officer and
Treasurer
Richard A. Smith	2006	842,837	97,000	3,958,665	2,919,796	—	83,153	7,901,451
Vice Chairman and
President
Alexander E. Perriello, III	2006	476,019	—	1,433,206	188,008	—	67,979	2,165,212
President and Chief
Executive Officer,
Realogy Franchise Group
Bruce Zipf	2006	478,461	93,322	1,258,958	136,864	—	44,121	2,011,726
President and Chief
Executive Officer,
NRT

(1)	From January 1, 2006 through July 31, 2006, the date of our separation from Cendant, Mr. Silverman provided substantially all of his business time providing services to Cendant and, on August 1, 2006, commenced providing substantially all of his business time providing services to us. Each of the other NEOs provided substantially all of his business time providing services to us for the entire year. Unless otherwise noted, compensation we provided to Mr. Silverman set forth in each of the tables below relates to compensation, benefits and perquisites earned or received as Realogy’s chief executive officer from August 1, 2006 through December 31, 2006 and the compensation, benefits and perquisites we provided to each of our other NEOs relates to compensation provided by us or Cendant during 2006. Compensation, benefits and perquisites provided by Cendant in 2006 to Mr. Silverman as its chief executive officer through July 31, 2006 will be available in the public filings of Avis Budget Group, Inc.

(2)	The following are the annual rates of base salary paid to each NEO as of December 31, 2006. Mr. Silverman, $1; Mr. Smith, $1,000,000; Mr. Hull, $475,000; Mr. Perriello, $500,000; and Mr. Zipf, $500,000.

(3)	Each NEO, other than Mr. Silverman, was eligible to receive an annual profit-sharing bonus in respect of 2006. A portion of this bonus was determined based upon Cendant performance over the period commencing January 1, 2006 and ending on June 30, 2006, and the remaining portion was determined based upon Company performance over the period commencing July 1, 2006 and ending December 31, 2006. Although the bonus payments were based upon Cendant or Company financial performance targets, actual payment determinations are discretionary. The Compensation Committee determined not to pay any of our NEOs, other than Mr. Zipf a profit-sharing bonus in respect of 2006 in light of both Cendant’s and the Company’s failure to attain financial performance targets. For Mr. Smith, amount reflects a special bonus paid during January 2007 that he was required to use to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. The payment to Mr. Hull reflects a special discretionary success bonus paid in August 2006 principally relating to Mr. Hull’s efforts in connection with the Cendant separation transactions.

(4)	Each NEO, other than Mr. Silverman, received a grant of restricted stock units relating to our common stock upon our separation from Cendant. Mr. Silverman has not received any equity incentive grants from us and has not received any equity incentive grants from Cendant since 2001. The amounts set forth in the table above reflect both our expenses accrued during 2006 in connection with our 2006 initial equity grant of Realogy restricted stock units and our expense accrued in connection with the equitable adjustment of Cendant awards outstanding at July 31, 2006 into restricted stock units of Realogy, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (and the accelerated vesting of all of those units on August 15, 2006). The assumptions we used in determining the value of these amounts under FAS 123(R) are described in Note 13 — Stock Based Compensation to our consolidated and combined financial statements included elsewhere in this Annual Report. The following table sets forth additional information about these amounts:

	SFAS 123
	RSU		Accelerated	Equitable
	Expense	SFAS 123	Vesting	Conversion
	for	RSU Expense	RSU Expense	RSU Expense
	Realogy	For Cendant	for Cendant	for Cendant
Name	Awards ($)	Awards ($)	Awards ($)	Awards ($)	Total ($)

Henry R. Silverman	—	—	—	—	—
Anthony E. Hull	409,722	323,485	758,490	14,101	1,505,798
Richard A. Smith	250,000	795,828	2,856,656	56,181	3,958,665
Alexander E. Perriello, III	472,222	278,678	669,181	13,125	1,433,206
Bruce Zipf	472,222	250,808	525,593	10,335	1,258,958

(5)	Each NEO, other than Mr. Silverman, received a grant of stock-settled stock appreciation rights relating to our common stock upon our separation from Cendant. The amounts set forth in the table above reflect both our expense accrued during 2006 in connection with the 2006 initial equity grant of stock-settled stock appreciation rights and our expense in connection with the equitable adjustment of the Cendant stock options outstanding at July 31, 2006 into stock options of Realogy, Wyndham Worldwide Corporation and Avis Budget Group, Inc. and, in the case of Mr. Hull, our expense accrued upon the accelerated vesting of stock options of Realogy, Wyndham Worldwide Corporation and Avis Budget Group, Inc. on August 15, 2006 (the options held by all other NEOs in 2006 having been fully vested prior to 2006). The assumptions we used in determining the value of these amounts under FAS 123(R) are described in Note 13 — Stock Based Compensation to our consolidated and combined financial statements included elsewhere in this Annual Report. The following table sets forth additional information about these amounts:

	SFAS 123	SFAS 123	Accelerated	Equitable
	SAR	Option and	Vesting	Conversion
	Expense for	SAR Expense	Option and	Option and
	Realogy	For Cendant	SAR Expense	SAR Expense
Name	Awards ($)	Awards ($)	for Cendant ($)	for Cendant ($)	Total ($)

Henry R. Silverman	—	—	—	—	—
Anthony E. Hull	62,500	10,937	28,696	6,755	108,888
Richard A. Smith	750,000	—	—	2,169,796	2,919,796
Alexander E. Perriello, III	83,333	—	—	104,675	188,008
Bruce Zipf	83,333	—	—	53,531	136,864

Neither the Summary Compensation Table nor the above table includes the expense accrued by Cendant during 2006 with respect to the equitable adjustment of the Cendant stock options held by Mr. Silverman at July 31, 2006, which were equitably adjusted into stock options of Realogy, Wyndham Worldwide Corporation and Avis Budget. Inc.

(6)	None of our NEOs is a participant in any defined benefit pension arrangement, nor has received above-market earnings on deferred compensation investments.

(7)	Set forth in the table below is information regarding other compensation paid or provided in 2006 to our NEOs.

All Other Compensation

	Perquisites		Company
	and Other		Contributions to
	Personal	Tax	Defined
	Benefits	Reimbursement	Contribution Plans	Total
Name	($) (a)	($) (b)	($) (c)	($)

Henry R. Silverman	29,282	95	30,462	59,839
Anthony E. Hull	25,620	14,420	26,391	66,431
Richard A. Smith	47,777	10,091	25,285	83,153
Alexander E. Perriello, III	21,460	17,958	28,561	67,979
Bruce Zipf	23,626	1,696	18,799	44,121

  _ _

(a)	Set forth in the table below is information regarding perquisites and other personal benefits paid or provided to our NEOs.

(b)	Amount reflects tax-assistance cash payments to cover tax amounts imputed on automobile, financial planning and/or other perquisites.

(c)	Reflects company matching contributions to either our qualified 401(k) plan or our non-qualified deferred compensation plan. For Mr. Zipf, amount includes company matching contribution under our non-qualified deferred compensation plan relating to 2006 annual profit-sharing bonus expected to be paid during the first quarter of 2007.

Perquisites and Other Personal Benefits

			Financial	Executive	Personal Use
	Company		Planning	Medical	of Corporate	Club
	Automobile	Driver	Services	Benefits	Aircraft	Membership	Total
Name	($)	($)	($)	($)	($)	($)	($)

Henry R. Silverman	13,936	5,143	—	2,000	8,203	—	29,282
Anthony E. Hull	15,620	—	9,250	750	—	—	25,620
Richard A. Smith(i)	17,660	—	—	2,800	26,317	1,000	47,777
Alexander E. Perriello, III	18,960	—	—	750	—	1,750	21,460
Bruce Zipf	12,750	—	8,376	750	—	1,750	23,626

(i)	In addition to the amounts set forth in this table, Mr. Smith received a special bonus in the amount of $97,000 in January 2007, the proceeds of which he was required to use to pay premiums on a personal life insurance policy. See Summary Compensation Table, above.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to restricted stock units and stock-settled stock appreciation rights granted during 2006 to each of our NEOs, other than Mr. Silverman who did not receive any equity awards from us in 2006:

						All Other
						Option		Grant
					All other	Awards:		Date Fair
					Stock Awards:	Number of	Exercise or	Value of
					Number of	Securities	Base Price	Stock and
		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			Shares of	Underlying	of Option	Option
	Grant	Threshold	Target	Maximum	Stock or Units	options	Awards	Awards
Name	Date	(#)	(#)	(#)	(#) (2)	(#) (3)	($/SH)	($)

Anthony E. Hull	August 1, 2006	3,831	38,314	38,314	43,103	41,576	26.10	2,500,000
Richard A. Smith	August 1, 2006	161,464	322,928	322,928	76,628	—	—	5,000,000
Alexander E. Perriello, III	August 1, 2006	3,381	38,314	38,314	57,471	55,433	26.10	3,000,000
Bruce Zipf	August 1, 2006	3,381	38,314	38,314	57,471	55,433	26.10	3,000,000

(1)	For Mr. Smith, the award is comprised of 322,928 stock-settled stock appreciation rights that may vest (or not vest) subject to our attainment of pre-established performance goals following the end of a three-year performance period and with a per right exercise price of $26.10. If goals are fully attained, all of the rights will vest and if the lesser threshold target is attained, one-half of the rights will vest (in each case, upon exercise of a vested right, Mr. Smith is entitled to the value of a share of our common stock in excess of $26.10). For each other NEO, the award is comprised of restricted stock units that vest (or not vest) subject to our attainment of pre-established performance goals following the end of a three year performance period. If goals are fully attained, all of the units will vest and if the lesser threshold target is attained, one-tenth of the units will vest. Notwithstanding the foregoing, upon the closing of our pending merger with affiliates of Apollo, the foregoing awards will fully and immediately vest, unless any of our NEOs and Apollo otherwise agree to a different treatment of the awards.

(2)	Awards reflect restricted stock units granted on August 1, 2006 that vest in four equal installments on each of the first four anniversaries of April 22, 2006, subject to the NEO remaining continuously employed with us through each respective vesting date. Awards become fully vested upon the closing of our pending merger with affiliates of Apollo.

(3)	All awards shown in this table are stock-settled stock appreciation rights granted on August 1, 2006, with a seven-year term and with a per unit exercise price equal to $26.10. These awards vest in four equal installments over a four year period, subject to the NEO remaining continuously employed with us through each respective vesting date. Awards become fully vested upon the closing of our pending merger with affiliates of Apollo.

Outstanding Equity Awards at Fiscal Year End

The following two tables sets forth outstanding Realogy equity awards as of December 31, 2006 held by our NEOs. The closing price of our common stock as of the last trading day of 2006, December 29, 2006 equaled $30.32 per share, which price is reflected in the table immediately below.

	Option Awards					Stock Awards
Equity
Incentive
Plan
Awards;
								Equity	Market
								Incentive	or
			Equity					Plan	Payout
			Incentive					Awards:	Value of
			Plan:					Number of	Unearned
			Numbers				Market	unearned	Shares,
	Number of		of			Number	Value of	Shares,	Units or
	Securities	Number of	Securities			of Shares or	Shares or	Units or	Other
	Underlying	Securities	Underlying			Units of	Units of	other	Rights
	Unexercised	Underlying	Unexercised			Stock that	Stock that	Rights that	That
	Options/	Unexercised	Unearned	Exercise	Option	have Not	have Not	have not	have not
	SARs (#)	Options/SARs	Options/SARs	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	(#) Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Anthony E. Hull	—	41,576	—	26.10	July 31, 2013	43,103	1,306,883	38,314	1,161,680
Richard A. Smith	—	—	322,928	26.10	July 31, 2013	76,628	2,323,361	—	—
Alexander E. Perriello, III	—	55,433	—	26.10	July 31, 2013	57,471	1,742,521	38,314	1,161,680
Bruce Zipf	—	55,433	—	26.10	July 31, 2013	57,471	1,742,521	38,314	1,161,680

The following table sets forth outstanding equity awards (consisting solely of stock options of Realogy, Avis Budget Group, Inc. and Wyndham Worldwide Corporation) as of December 31, 2006 held by our NEOs that were issued (or in the case of Avis Budget Group, Inc., equity awards, adjusted) as part of the equitable adjustment of outstanding Cendant equity awards at the date of our separation from Cendant made pursuant to the terms of the Separation Agreement. Except for tax withholding and related liabilities, the awards relating to Wyndham Worldwide Corporation common stock are liabilities of Wyndham Worldwide Corporation, and the awards relating to Avis Budget Group, Inc. common stock are liabilities of Avis Budget Group, Inc. All of these stock options are fully exercisable. Avis Budget Group, Inc. awards also reflect an adjustment in connection with a one-for-ten reverse stock split.

		Number of
		Securities
		Underlying
		Unexercised	Exercise
		Options (#)	Price	Option
Name	Issuer	Exercisable	($)	Expiration Date

Henry R. Silverman	Realogy	262,691	31.61	April 30, 2007
	Realogy	989,912	15.51	April 30, 2007
	Realogy	1,979,824	31.61	December 17, 2007
	Realogy	176,936	28.25	April 21, 2009
	Realogy	604,930	28.25	April 21, 2009
	Realogy	781,867	34.93	January 13, 2010
	Realogy	213,997	14.88	January 3, 2011
	Realogy	619,994	14.88	January 3, 2011
	Avis Budget	791,930	28.77	December 17, 2007
	Avis Budget	105,770	28.77	April 30, 2007
	Avis Budget	395,965	14.12	April 30, 2007
	Avis Budget	70,775	25.71	April 21, 2009
	Avis Budget	241,972	25.71	April 21, 2009
	Avis Budget	312,747	31.79	January 13, 2010
	Avis Budget	85,599	13.54	January 3, 2011
	Avis Budget	247,998	13.54	January 3, 2011

		Number of
		Securities
		Underlying
		Unexercised	Exercise
		Options (#)	Price	Option
Name	Issuer	Exercisable	($)	Expiration Date

	Avis Budget	291,897	13.54	January 3, 2011
	Wyndham	210,153	42.03	April 30, 2007
	Wyndham	791,929	20.62	April 30, 2007
	Wyndham	1,583,859	42.03	December 17, 2007
	Wyndham	141,549	37.56	April 21, 2009
	Wyndham	483,944	37.56	April 21, 2009
	Wyndham	625,494	46.44	January 13, 2010
	Wyndham	171,197	19.78	January 3, 2011
	Wyndham	495,995	19.78	January 3, 2011
	Wyndham	583,794	19.78	January 3, 2011

Anthony E. Hull	Realogy	617	31.14	October 15, 2013
	Realogy	1,853	31.14	October 15, 2013
	Avis Budget	247	28.34	October 15, 2013
	Avis Budget	741	28.34	October 15, 2013
	Wyndham	494	41.40	October 15, 2013
	Wyndham	1,482	41.40	October 15, 2013

Richard A. Smith	Realogy	15,556	15.51	December 17, 2007
	Realogy	36,567	19.39	December 17, 2007
	Realogy	62,630	15.51	April 30, 2007
	Realogy	65,155	15.51	October 14, 2008
	Realogy	76,085	19.39	January 27, 2008
	Realogy	156,373	28.25	April 21, 2009
	Realogy	70,368	34.93	January 13, 2010
	Realogy	260,622	14.88	January 3, 2011
	Realogy	21,718	30.11	January 22, 2012
	Realogy	43,436	30.11	January 22, 2012
	Avis Budget	25,052	14.12	April 30, 2007
	Avis Budget	6,223	14.12	December 17, 2007
	Avis Budget	14,627	17.64	December 17, 2007
	Avis Budget	30,434	17.64	January 27, 2008
	Avis Budget	26,062	14.12	October 14, 2008
	Avis Budget	62,549	25.71	April 21, 2009
	Avis Budget	28,147	31.79	January 13, 2010
	Avis Budget	104,249	13.54	January 3, 2011
	Avis Budget	8,688	27.40	January 22, 2012
	Avis Budget	17,375	27.40	January 22, 2012
	Wyndham	12,445	20.62	December 17, 2007
	Wyndham	29,254	25.77	December 17, 2007
	Wyndham	50,104	20.62	April 30, 2007
	Wyndham	52,124	20.62	October 14, 2008
	Wyndham	60,868	25.77	January 27, 2008

		Number of
		Securities
		Underlying
		Unexercised	Exercise
		Options (#)	Price	Option
Name	Issuer	Exercisable	($)	Expiration Date

	Wyndham	125,098	37.56	April 21, 2009
	Wyndham	56,294	46.44	January 13, 2010
	Wyndham	208,498	19.78	January 3, 2011
	Wyndham	17,375	40.03	January 22, 2012
	Wyndham	34,749	40.03	January 22, 2012

Alexander E. Perriello, III	Realogy	26,062	28.25	April 21, 2009
	Realogy	11,728	34.93	January 13, 2010
	Realogy	15,011	30.11	January 22, 2012
	Avis Budget	10,425	25.71	April 21, 2009
	Avis Budget	4,691	31.79	January 13, 2010
	Avis Budget	6,005	27.40	January 22, 2012
	Wyndham	20,849	37.56	April 21, 2009
	Wyndham	9,382	46.44	January 13, 2010
	Wyndham	12,009	40.04	January 22, 2012

Bruce Zipf	Realogy	10,033	29.52	January 2, 2011
	Realogy	13,031	29.52	April 17, 2012
	Avis Budget	5,212	26.87	April 17, 2012
	Avis Budget	4,014	26.87	January 2, 2011
	Wyndham	8,027	39.25	January 2, 2011
	Wyndham	10,424	39.25	April 17, 2012

Option Exercises and Stock Vested

The following table includes certain information relating to options exercised by one NEO during 2006 and restricted stock units held by NEOs that vested during 2006 (no other NEOs exercised options during 2006 and Mr. Silverman did not exercise any options or have any restricted stock units outstanding during 2006):

	Option Awards			Stock Awards
	Number of Shares		Value	Number of Shares
	Acquired on		Realized on	Acquired on	Value realized on
	Exercise		Exercise	Vesting	Vesting
Name	(#)		($)	(#) (2) (3)	($) (2) (3)

Anthony E. Hull	—		—	13,926	299,966

Richard A. Smith	31,315	(1)	277,800	55,157	1,188,082

Alexander E. Perriello, III	—		—	12,936	278,641

Bruce Zipf	—		—	10,201	219,730

  _ _

(1)	On October 12, 2006, Mr. Smith exercised a stock option relating to our common stock that was assumed by us from Cendant in connection with our separation from Cendant. This stock option was set to expire on October 23, 2006.

(2)	In connection with our separation from Cendant, Cendant approved an equitable adjustment to Cendant restricted stock units such that each holder of a Cendant restricted stock unit received, upon the separation, restricted stock units relating to our common stock. All of the shares referenced in this column relate to Realogy restricted stock units assumed by us from Cendant in connection with that equitable adjustment. On August 15, 2006, restricted stock units relating to our common stock that were assumed by us from Cendant became vested. The closing sale price of our common stock on August 15, 2006 was $21.54.

(3)	On April 22, 2006, prior to the Separation, each of our NEOs, other than Messrs. Silverman and Hull, became vested in the following number of restricted stock units relating to Cendant common stock. The vesting occurred pursuant to the original vesting schedule applicable to these awards:

	Number of Shares (#)	Aggregate Value on Vesting ($)

Richard A. Smith	27,844	469,171
Alexander E. Perriello, III	4,800	80,880
Bruce Zipf	4,800	80,880

On August 15, 2006, each of our NEOs, other than Mr. Silverman, became vested in the following number of restricted stock units relating to each of Wyndham Worldwide and Avis Budget Group stock (the number of shares of Avis Budget Group adjusted to give effect to the one-to-ten reverse stock split effected on August 29, 2006). Such vesting occurred in connection with the Separation pursuant to action taken by the Cendant compensation committee:

	Wyndham Shares (#)	Aggregate Value on Vesting ($)

Anthony E. Hull	11,140	317,490
Richard A. Smith	44,124	1,257,534
Alexander E. Perriello, III	10,349	294,947
Bruce Zipf	8,161	232,589

	Avis Budget Shares (#)	Aggregate Value on Vesting ($)

Anthony E. Hull	5,571	103,621
Richard A. Smith	22,063	410,372
Alexander E. Perriello, III	5,175	96,255
Bruce Zipf	4,081	75,907

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to compensation deferred by the NEOs during 2006:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at Last
	in Last FY	in Last FY	Last FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

Henry R. Silverman	30,462	30,462	1,943,706	—	17,219,613

Anthony E. Hull	26,391	26,391	16,127	—	346,593

Richard A. Smith	1,709,921	25,285	465,498	—	4,565,715

Alexander E. Perriello, III	28,561	28,561	13,697	—	853,225

Bruce Zipf	—	—	7,192	—	71,567

All amounts are deferred under the Company’s Officer Deferred Compensation Plan (the “Realogy Deferral Plan”). For Mr. Silverman, contribution and earnings amounts reflect activity during the period commencing August 1, 2006 and ending December 31, 2006. For each other NEO, amounts reflect activity during calendar year 2006 under the Realogy Deferral Plan and a similar plan sponsored by Cendant (the “Cendant Deferral Plan”). In connection with the Separation, the deferred compensation accounts of our NEOs transferred from the Cendant Deferral Plan to the Realogy Deferral Plan. Information pertaining to Mr. Smith includes the value of restricted stock units that would have otherwise become payable to him upon scheduled vesting dates but which were deferred in accordance with pre-established deferral elections. Pursuant to equitable adjustment transactions approved by Cendant, Mr. Smith’s deferred restricted stock units relate to Realogy, Wyndham Worldwide and Avis Budget Group common stock (49,866, 39,891 and 1,995 deferred stock units, respectively). Other than deferred restricted stock units, amounts under the Realogy Deferral Plan are funded in a rabbi trust. Participants under the Realogy Deferral Plan may elect to receive the distribution of their accounts, pursuant to pre-established deferral elections, upon their termination of employment or upon a certain date. In addition, the Company provides matching contributions under the Realogy Deferral Plan. All deferred amounts will be distributed in a single lump sum as soon as administratively practicable following a change in control of our Company, as defined in the Realogy Deferral Plan. A distribution will occur in connection with our pending merger with affiliates of Apollo.

Director Compensation

The following summarizes the compensation paid or provided to our non-employee directors in 2006, all of whom were first elected to our board on July 13, 2006 upon the effectiveness of our Registration Statement on Form 10. Members of our board of directors who are also our employees do not receive any additional compensation for their service as a director.

						Change in
						Pension and
		Special				Nonqualified
		Committee			Non-Equity	Deferred
	Fees Earned or	Fees	Stock	Option	Incentive Plan	Compensation	Al Other
	Paid in Cash	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($) (2)	($) (3)	($)	($)	($)	($)	($)

Martin E. Edelman	80,000	—	75,000	—	—	23,665	—	178,665
Kenneth Fisher	83,750	75,000	75,000	—	—	24,209	—	257,959
Cheryl D. Mills	82,500	—	75,000	—	—	42,048	—	199,548
Robert E. Nederlander	83,750	75,000	75,000	—	—	49,624	—	283,374
Robert W. Pittman	77,500	—	75,000	—	—	66,969	—	219,469
Robert F. Smith	92,500	100,000	75,000	—	—	52,179	—	319,679

  _ _

(1)	The following chart provides further information on the fees we pay our non-employee directors on an annualized basis.

Annual Director Retainer	$150,000
Board and Committee Meeting Attendance Fee	—
Audit Committee Chair	20,000
Audit Committee Member	10,000
Compensation Committee Chair	15,000
Compensation Committee Member	7,500
Corporate Governance Committee Chair	10,000
Corporate Governance Committee Member	5,000
Executive Committee Member	10,000

Each non-employee director is required to defer 50% of fees (except Mr. Pittman who elected to defer 100% of his fees) in the form of deferred stock units relating to our common stock (“Stock Units”) pursuant to our Non-employee Directors Deferred Compensation Plan (the “Director Plan”). The number of Stock Units so credited equals the value of the compensation being paid in the form of Stock Units, divided by the fair market value of the common stock as of the close of business on the date on which the compensation would otherwise have been paid. Each Stock Unit entitles the director to receive one share of common stock following such director’s retirement or termination of service from our Board of Directors for any reason. The directors may not sell or receive value from any Stock Unit prior to such termination of service. On the date which is 200 days immediately following the date upon which a Director’s service as a member of our Board of Directors terminates, each Director shall receive a one-time distribution of the balance of his or her Stock Unit account. In connection with our sale to Apollo, all amounts deferred under the Director Plan will be distributed to our directors in accordance with the terms of the Director Plan.

(2)	In connection with our consideration of a sale of the Company, we established a special committee of disinterested and independent directors comprised of Messrs. Robert Smith (Chair), Nederlander and Fisher, the purpose of which was to evaluate any proposal relating to the acquisition of the company. For serving on this committee, Mr. Smith was paid $100,000 and Messrs. Nederlander and Fisher were each paid $75,000.

(3)	Each non-employee director received an initial equity award upon our separation from Cendant. The assumptions we used in determining the value of these amounts under FAS 123(R) are described in Note 13 — Stock Based Compensation to our consolidated and combined financial statements included elsewhere in this report. We do not expect any current non-employee director to receive additional grants as part of their regular compensation.

Employment Agreements and Other Arrangements

Mr. Silverman. We entered into an employment agreement, effective as of the date of our separation from Cendant, with Mr. Henry R. Silverman, who serves as our Chairman and Chief Executive Officer. Under the terms of this agreement, Mr. Silverman will serve as Realogy’s Chairman and Chief Executive Officer through December 31, 2007. During the period through December 31, 2007 (subject to earlier termination as provided under the terms of the employment agreement), Mr. Silverman will provide services to Realogy for cash compensation equal to $1.00 per year and will not be eligible to receive any new equity grants or incentive compensation awards, but will continue to be eligible to receive employee benefits and officer perquisites. The agreement provides Mr. Silverman with certain post-separation benefits, on terms and conditions which are substantially identical to the terms and conditions of the post-separation benefits provided for under his prior employment agreement with Cendant (the “Separation Benefits”). In particular, we agreed to provide, beginning with the date on which Mr. Silverman ceases to be employed by us, the following Separation Benefits for the remainder of Mr. Silverman’s life: health and welfare benefits coverage; office space with suitable clerical support; access to corporate aircraft and access to company provided car and driver and appropriate personal security when traveling on Realogy business. Under the employment agreement, beginning with Mr. Silverman’s retirement at the end of 2007, Mr. Silverman agreed to perform consulting services for us for a period of five years following his retirement and we agreed to assume Cendant’s obligation to provide Mr. Silverman with consulting fees of approximately $98,000 per month for his services (adjusted annually for increases in the Consumer Price Index). Under the consulting arrangement (the “Consulting Arrangement”), Mr. Silverman will be required to perform services as reasonably requested by our Chief Executive Officer, but not more than 90 days in any calendar year and subject to Mr. Silverman’s reasonable availability.

In connection with the proposed merger with affiliates of Apollo, on December 15, 2006, the compensation committee of the board of directors of Realogy authorized Realogy to enter into a letter agreement with Mr. Silverman regarding the parties’ obligations with respect to the Separation Benefits (including consulting payments). Pursuant to this letter agreement, Realogy will no longer be required to deposit the lump sum amount referred to below into a rabbi trust within 15 days following the occurrence of a Potential Change in Control (e.g., the execution of the merger agreement). Rather, this amount will be deposited into a rabbi trust no later than the consummation of a change in control (e.g., no later than the consummation of the merger). The letter agreement provides that, upon a Qualifying Termination (as defined in the employment agreement), Mr. Silverman will receive a lump sum cash payment in an amount representing the net present value of the Separation Benefits (excluding the office space and personal security described above) and the consulting payments described above no later than one business day following the date of the Qualifying Termination (or, if later, on the earliest day permitted under Section 409A of the Internal Revenue Code). That payment is in lieu of receiving such Separation Benefits and consulting payments during the time periods provided for in the employment agreement. At Apollo’s request, in connection with the signing of the merger agreement, Mr. Silverman agreed that the amount of the lump sum cash payment would not exceed $50 million. On March 6, 2007, in accordance with the terms of Mr. Silverman’s agreement, the Compensation Committee determined that the net present value of the Separation Benefits were valued at approximately $54 million, however, the amount of the lump sum cash payment will be capped at $50 million as previously agreed. Beginning on the date of a Qualifying Termination, Mr. Silverman will perform consulting services under the Consulting Arrangement for no additional compensation.

During the consulting period, we will provide Mr. Silverman office space with suitable clerical support and appropriate personal security when traveling on Realogy business, as such benefits will not be included in the settlement of the Separation Benefits.

Except as provided above, Mr. Silverman’s employment agreement does not provide severance benefits in any event, and accordingly Mr. Silverman’s employment with the Company may be terminated by the Company at any time without any requirement of severance payments.

Mr. Smith. We entered into an employment agreement, effective as of the date of our separation from Cendant, with Richard A. Smith, who serves as Vice Chairman of our Board and President, and who we expect will serve as Chief Executive Officer following Mr. Silverman’s retirement. Such employment agreement has a term ending on the third anniversary of our separation from Cendant; provided that the term will automatically extend for one additional year unless we or Mr. Smith provide notice to the other party of non-renewal at least six months prior to the third anniversary. Upon expiration of the employment agreement, Mr. Smith will be an employee at will unless the agreement is renewed or a new agreement is executed. In addition to providing for a minimum base salary of $1 million and employee benefit plans generally available to our executive officers, Mr. Smith’s agreement provides for an annual incentive award with a target amount equal to 200% of his base salary, subject to attainment of performance goals, and grants of long-term incentive awards, upon such terms and conditions as determined by our Board of Directors or our Compensation Committee. We also amended the employment agreement to provide Mr. Smith with an annual special bonus equal to $97,000 per year, the after-tax proceeds of which he is required to use to pay premiums on a personal life insurance policy. Mr. Smith’s agreement provides that if his employment with us is terminated by us without “cause” or due to a “constructive discharge” (each term as defined in Mr. Smith’s agreement), he will be entitled to a lump sum payment equal to 299% of the sum of his then-current base salary plus his then-current target annual bonus. In addition, in this event, all of Mr. Smith’s then-outstanding Realogy equity awards will become fully vested (and any Realogy stock options and stock appreciation rights granted on or after the Separation will remain exercisable until the earlier of three years following his termination of employment and the original expiration date of such awards). Options granted prior to the Separation will remain exercisable in accordance with Mr. Smith’s prior agreement with Cendant. Mr. Smith’s employment agreement also provides him and his dependents with medical benefits through his age 75. The employment agreement provides Mr. Smith with the right to claim a constructive discharge if, among other things, (i) a person other than Mr. Silverman becomes our Chief Executive Officer, (ii) prior to December 31, 2007, Mr. Smith does not report to our Chief Executive Officer, (iii) following December 31, 2007, Mr. Smith is not the Chief Executive Officer or does not report directly to our Board of Directors, (iv) we fail to nominate Mr. Smith to be a member of our Board of Directors, (v) we notify Mr. Smith that we will not extend the term of the employment agreement for an additional fourth year, or (vi) a “corporate transaction” (as defined in Mr. Smith’s employment agreement) has occurred. Our contemplated sale to Apollo will be deemed a “corporate transaction” under the employment agreement. Mr. Smith’s agreement will provide for post-termination non-competition and non-solicitation covenants which will last for two years following Mr. Smith’s employment with us. Mr. Smith has a right pursuant to his employment agreement to be reimbursed from the company for any “golden parachute” excise tax, including taxes on any reimbursement, subject to limitations described in his employment agreement.

Mr. Hull. We entered into an employment agreement, with Anthony E. Hull, who serves as our Chief Financial Officer and Treasurer. The employment agreement has a term ending on the third anniversary of our separation from Cendant. Upon expiration of the employment agreement, Mr. Hull will be an employee at will unless the agreement is renewed or a new agreement is executed. In addition to providing for a minimum base salary of $475,000 and employee benefit plans generally available to our executive officers, Mr. Hull’s agreement provides for an annual incentive award with a target amount equal to no less than 100% of his base salary, subject to attainment of performance goals, and grants of long-term incentive awards, upon such terms and conditions as determined by our Board of Directors or our Compensation Committee. In addition, Mr. Hull was granted equity incentive awards relating to our common stock, one of which has a value on the grant date of $1.5 million and which will vest in equal installments on each of the first four anniversaries of May 2, 2006, subject to his continued employment with us through each such vesting date, and the other of which has a value on the grant date of $1 million and which will vest on the third anniversary of May 2, 2006, subject to both the attainment of pre-established performance goals and his continued employment with us through this vesting date. Mr. Hull’s agreement provides that if his employment with us is terminated by us without “cause” or due to a “constructive discharge” (each term as defined in Mr. Hull’s agreement), he will be entitled to a lump sum payment equal to 200% of the sum of his then-current base salary plus his then-current target annual bonus. In addition, in this event, all of Mr. Hull’s then-outstanding Realogy equity awards will become vested. Further, any Realogy stock options or stock appreciation rights granted on or after the Separation will remain exercisable until the earlier of two years following his termination of employment and the original expiration date of such awards. In addition, Mr. Hull will be entitled to participate in our health benefit plans at a cost to him comparable to that of our active employees for a period not to exceed two year or until he become eligible to participate in another employer’s plans. Mr. Hull’s agreement provides for post-termination non-competition and non-solicitation covenants which will last for two years following Mr. Hull’s employment with us. In addition, separate from the compensation under his employment agreement, Mr. Hull received a special discretionary success bonus in the amount of $500,000 in August 2006 principally related to Mr. Hull’s efforts in connection with the Cendant separation transactions.

Mr. Perriello and Mr. Zipf. We entered into a letter agreement with each of Alexander E. Perriello and Bruce Zipf providing them with severance pay and benefits in the event they are terminated from employment under certain conditions. Each agreement provides for a severance payment in an amount equal to 100% of the sum of base salary plus target bonus in the event we terminate the officer’s employment without cause (as determined by us) or in the event of a constructive discharge; provided, that such payment will equal 200% of the sum of base salary plus target bonus if such termination (or as defined in the letter agreement) occurs within one year following a change in control of our company (the contemplated sale to Apollo will constitute a change in control). In addition, the officer will be entitled to participate in our health benefit plans at a cost to him comparable to that of our active employees for a period not to exceed two years or until he becomes eligible to participate in another employer’s plan. Our obligation to provide this severance pay and benefits will be subject to the officer executing a release of all claims in favor of the Company. The agreement also subjects the officer to certain restrictive covenants following termination of employment. Each of our other executive officers entered into a similar letter agreement. In addition, Mr. Zipf will receive an annual profit-sharing bonus in respect of 2006 equal to $93,322.

Potential Payments Upon Termination or Change in Control

The following table sets forth information regarding the value of potential termination payments and benefits our NEOs would become entitled to receive upon their termination of employment from the Company under certain circumstances. For purposes of the following information (except the column entitled “Before Change in Control and Termination without Cause or Good Reason”), we assumed that our Company underwent a Change in Control transaction, and that each NEO was terminated from employment, on December 31, 2006. Our common stock equaled $30.32 per share as of such date. No value was provided under “Equity Acceleration” for equity awards that were already vested as of December 31, 2006. See “Outstanding Equity Awards at Fiscal Year End” for information regarding the value of vested awards.

		Before Change in	Upon Change in
		Control and	Control and
		Termination	Termination
		without Cause	without Cause
		or for Good	or for Good
		Reason	Reason	Resignation	Death	Disability
Name	Benefit	($)	($)(1)	($)	($)(1)	($)(1)

Henry R. Silverman(2)	Severance Pay	—	—	—	—	—
	Health Care	(3)	(3)	—	—	(3)
	Other Benefits	(3)	(3)	—	—	(3)
	Equity Acceleration	—	—	—	—

Anthony E. Hull	Severance Pay	1,900,000	1,900,000	—	—	—
	Health Care	29,036	29,036	—	—	—
	Equity Acceleration	2,644,014	2,644,014	2,644,014	2,644,014	2,644,014

Richard A. Smith(4)	Severance Pay	8,970,000	8,970,000	—
	Health Care	657,612	657,612	657,612	657,612	657,612
	Equity Acceleration	3,686,117	3,686,117	3,686,117	3,686,117	3,686,117

Alexander E. Perriello, III	Severance Pay	1,000,000	2,000,000	—	—	—
	Health Care	20,427	20,427	—	—	—
	Equity Acceleration	1,976,448	3,138,128	3,138,128	3,138,128	3,138,128

Bruce Zipf	Severance Pay	1,000,000	2,000,000	—	—	—
	Health Care	20,364	20,364	—	—	—
	Equity Acceleration	1,976,448	3,138,128	3,138,128	3,138,128	3,138,128

(1)	Under our equity incentive program, awards vest upon the death or disability of an employee or a change in control of the Company.

(2)	Mr. Silverman has not received any equity awards from us. He does not hold any unvested Realogy equity awards. “Other Benefits” refers to post-retirement perquisites and consulting payments.

(3)	As described under “Employment Agreements and Other Arrangements — Mr. Silverman,” Mr. Silverman is entitled to a lump sum payment equal to the net present value of the compensation payable under the Consulting Arrangement and the Separation Benefits (other than office space with suitable clerical support and appropriate personal security when traveling on Realogy business as those benefits will be provided during the term of the Consulting Arrangement, with such lump sum payment capped at $50 million pursuant to the merger agreement). On March 6, 2007, in accordance with Mr. Silverman’s employment agreement, the Compensation Committee determined that the net present value of the Separation Benefits were valued at approximately $54 million, however, the amount of the lump sum cash payment will be capped at $50 million as previously agreed.

(4)	Mr. Smith has become entitled to receive health care benefits following his termination of employment for any reason. The value of such benefits is disclosed in each column of the table. These benefits are already vested to Mr. Smith and do not become vested by reason of any of the above-mentioned events.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Mr. Robert Smith (Chairman) and Messrs. Nederlander and Fisher, none of whom were officers or employees of the Company or any of the Company’s subsidiaries or had any relationship requiring disclosure by the Company under Item 404 of the SEC’s Regulation S-K during 2006 or before.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning beneficial ownership of our common stock as of February 14, 2007 for: (a) each of the Company’s directors, (b) the Company’s named executive officers for 2006; (c) the directors and executive officers as a group; and (d) each beneficial holder of more than five percent of our common stock.

Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power to such securities.

Beneficial Ownership Table

			Of the Amount of
			Shares Beneficially
	Amount and Nature		Owned, Shares which
	of Beneficial		May be Acquired
Name of Beneficial Owner	Ownership(1)	Percent of Class(2)	within 60 days(3)

Principal Stockholder:
Hotchkis and Wiley Capital	21,589,203	9.9%
Management, LLC(4)
725 S. Figueroa Street, 39th Fl. Los Angeles, CA 90017
Ziff Asset Management, L.P.(5)	12,986,218	6.0
283 Greenwich Avenue Greenwich, CT 06830
Directors and Executive Officers
Henry R. Silverman	8,669,350	4.0	6,359,894	(6)
Richard A. Smith	899,414	*	858,505	(7)
Martin L. Edelman	88,522	*	87,772	(8)
Kenneth Fisher	4,653	*	4,653	(9)
Cheryl D. Mills	40,411	*	38,733	(10)
Robert E. Nederlander	87,904	*	87,904	(11)
Robert W. Pittman	107,260	*	91,553	(12)
Robert F. Smith	87,950	*	75,450	(13)
Anthony E. Hull	15,017	*	2,470	(14)
Alexander E. Perriello, III	68,179	*	53,226	(15)
Bruce Zipf	29,555	*	23,064	(16)
All directors and executive officers as a group (16 persons)	10,411,378	4.8	7,965,160	(17)

(1)	Amounts include direct and indirect ownership of shares and stock options that are vested as of February 14, 2007 (“Vested Options”) and shares of common stock, the receipt of which has been deferred by directors or Mr. Richard Smith in accordance with the Company’s non-qualified deferred compensation plans (“Deferred Shares”). There are no options or other securities held by management which will become exercisable by its terms within 60 days of February 14, 2007. Restricted stock units and stock settled stock appreciation rights granted to executive officers on August 1, 2006, which are not reflected in the table above because they are not currently vested and will not become vested by their terms within 60 days of February 14, 2007 will become fully vested immediately prior to the effective time of the Merger pursuant to the terms of the Merger Agreement together with all other then unvested outstanding stock-based awards granted under the Realogy Corporation 2006 Equity and Incentive Plan.

(2)	Based upon 217,612,295 shares of Realogy common stock outstanding on February 14, 2007.

(3)	Includes Vested Options and Deferred Shares.

(4)	Reflects beneficial ownership of Realogy common stock by Hotchkis and Wiley Capital Management, LLC, as derived solely from information reported on a Schedule 13G under the Exchange Act filed with the SEC on January 10, 2007, by Hotchkis and Wiley Capital Management, LLC. Hotchkis and Wiley Capital Management, LLC has sole voting power to vote or to direct the vote of 17,092,528 shares of Realogy common stock.

(5)	Reflects beneficial ownership of Shares by Ziff Asset Management, L.P. (“ZAM”) as derived solely from information reported on a Schedule 13G/A under the Exchange Act filed with the SEC on February 12, 2007 by ZAM, PBK Holdings, Inc. (“PBK”), ZBI Equities, L.L.C.(“ZBI”) and Philip B. Korsant. As reported in such filing, ZAM shares voting and dispositive power over the Shares beneficially owned with PBK, ZBI and Mr. Korsant.

(6)	Consists of Vested Options.

(7)	Includes 49,995 Deferred Shares in Officers’ Deferred Compensation Plan and 808,510 Vested Options.

(8)	Consists of 12,194 Deferred Shares and 75,578 Vested Options.

(9)	Consists of Deferred Shares.

(10)	Includes 10,066 Deferred Shares and 28,667 Vested Options.

(11)	Includes 12,326 Deferred Shares and 75,578 Vested Options.

(12)	Includes 15,975 Deferred Shares and 75,578 Vested Options.

(13)	Includes 12,903 Deferred Shares and 62,547 Vested Options. Also includes 12,500 Shares owned by the Robert F. Smith Charitable Foundation. Mr. Smith disclaims beneficial ownership of such Shares.

(14)	Consists of 2,470 Vested Options.

(15)	Consists of 425 Deferred Shares and 52,801 Vested Options.

(16)	Consists of 23,064 Vested Options.

(17)	Consists of 118,732 Deferred Shares and 7,846,428 Vested Options.

Equity-Based Compensation Plans

The following table provides additional information on the Company’s equity-based compensation plans as of December 31, 2006. The table excludes 250,000 shares approved for issuance under our Employee Stock Purchase Plan which has not commenced and which we do not expect to implement.

	Number of securities		Number of securities
	to be issues upon	Weighted average	remaining available for
	exercise or vesting	exercise price per	future issuance under
	of outstanding	share of outstanding	equity compensation plans
	options, warrants,	options, warrants	set forth in the column
	rights and	and rights (excludes	(excludes securities
Plan Category	restricted stock units	restricted stock units)	reflected in first column)

Equity compensation plans approved by stockholders(1)	3,579,213	$26.10	7,587,844
Equity compensation plans assumed in mergers, acquisitions and corporate transactions(2)	26,273,353	$30.22	—

Total	29,852,566		7,587,844

(1)	Includes all awards granted to our employees on or after our separation from Cendant, which awards are comprised of stock appreciation rights and restricted stock units granted under our 2006 Equity Incentive Plan, which was approved as of May 30, 2006 by our then sole stockholder, Cendant Finance Holding Company LLC. As of December 31, 2006, there were 1,108,343 stock appreciation rights and 2,470,295 restricted stock units outstanding. Excludes 53,914 deferred stock units previously deferred under our Officers Deferred Compensation Plan.

(2)	Includes all stock options assumed by us from Cendant in connection with the separation from Cendant. Such options were granted pursuant to equity plans sponsored by Cendant and assumed by us under our 2006 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions.

Mr. Edelman is Of Counsel to Paul, Hastings, Janofsky & Walker, LLP, (“Paul, Hastings”) a New York City law firm (successor to Battle Fowler). Paul, Hastings represented the Company in certain matters in 2006 for which it was paid approximately $460,000 by us. In addition, Paul, Hastings represented Cendant with respect to certain Cendant legacy matters in 2006 and paid Paul, Hastings approximately $1,050,000 for such services, for which we were responsible, and paid, 62.5% or $656,250, under the Separation and Distribution Agreement. Amounts paid by the Company to Paul, Hastings in 2006 constituted less than 1% of Paul, Hastings’ gross revenue for such year. It is expected that Paul, Hastings will continue to represent the Company in connection with certain matters from time to time in the future. We have been advised that Mr. Edelman’s compensation at Paul, Hastings is not directly related to the services rendered by that firm for the Company.

We believe that Barclays Global Investors, N.A. (collectively, “Barclays”), based on a Schedule 13G filed by Barclays in January 2006 with respect to their beneficial ownership of shares of Cendant, held more than 5% of our common stock during a portion of 2006, though not at year-end. Certain affiliates of Barclays have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for the Company and its subsidiaries for which they have received, and will receive, customary fees and expenses. Fees paid to Barclays by the Company and its subsidiaries in 2006 were approximately $2.2 million.

Prior to the separation from Cendant, the Company conducted the following business activities with Cendant and its other subsidiaries: (i) provided employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (ii) provided commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iii) provided brokerage and settlement services products and services to employees of Cendant’s other subsidiaries; (iv) utilized corporate travel management services of Cendant’s travel distribution services business; and (v) designated Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. In connection with these activities, prior to the separation, the Company recorded net revenues of $1 million during 2006.

As described elsewhere in this Annual Report under “Item 1 — Business,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8 — Financial Statements and Supplementary Data,” before our separation from Cendant, we entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements (including a transition services agreement) with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our separation from Cendant. Under the Separation and Distribution Agreement, in particular, we were assigned 62.5% of certain contingent and other corporate assets, and assumed 62.5% of certain contingent litigation liabilities, contingent tax liabilities, and contingent and other corporate liabilities, of Cendant or its subsidiaries which are not primarily related to our business or the businesses of Wyndham Worldwide, Travelport or Cendant’s Vehicle Rental business, and Wyndham Worldwide was assigned 37.5% of such contingent assets and assumed 37.5% of such contingent liabilities.

In connection with our separation from Cendant, we transferred $2,225 million of borrowings we incurred to Cendant for the purpose of permitting Cendant to repay a portion of Cendant’s corporate debt and to satisfy other costs. Subsequently, we recorded an adjustment to the initial $2,225 million transfer to reflect the return of $42 million to the Company. The amounts received are subject to final true-up adjustments and any such adjustments will be recorded as an adjustment to stockholders’ equity.

On August 23, 2006 Cendant announced that it had completed the sale of Travelport for $4,300 million subject to certain closing adjustments and promptly thereafter, Cendant, pursuant to the Separation and Distribution Agreement, distributed to us $1,423 million of the cash proceeds from the sale to us. Subsequently, the Company recorded additional net proceeds of $31 million. The final amount of the Travelport proceeds, after stipulated adjustments, may be more or less than the amount provided to us by Cendant thus far. Accordingly, we may receive additional amounts or be required to return certain of these amounts to Cendant.

Policies and Procedures for Review of Related Party Transactions

The Company utilizes the following policies and procedures for the review, approval or ratification of any transaction required to be reported as related party transaction under this Item 13.

With respect to the agreements between the Company and Cendant relating to our separation from Cendant, those transactions were approved by Cendant’s Separation Committee, consisting of independent directors, and by Cendant’s Board prior to Realogy’s separation from Cendant.

The members of the Realogy Board of Directors have agreed to adhere to Realogy’s Code of Business Conduct and Ethics, which among other things, mandates that any question about a director’s actual or potential conflict of interest with the Company be brought to the attention of the Chairman of the Corporate

Governance Committee and the Chairman of the Board. In addition, this Code provides that any monetary arrangement for goods or services between, on the one hand, an independent director, or any member of an independent director’s immediate family, and, on the other hand, either the Company or a member of the Company’s senior management is subject to approval by the Board of Directors as a whole. Approval is not required where: (1) the director’s sole interest in the arrangement is by virtue of his or her status as a director and/or holder of a 10% or less equity interest (other than a general partnership interest) in an entity with which the Company has concluded such an arrangement, (2) the arrangement involves payments to or from the entity that constitute less than the greater of $750,000 or 1% of the entity’s annual gross revenues; and (3) the director is not personally involved in (a) the negotiation and execution of the arrangement, (b) performance of the services or provision of the goods or (c) the monetary arrangement. Waivers of this Code with respect to a director must be approved by the Board of Directors (or a committee comprised solely of independent directors) and publicly disclosed in accordance with the federal securities laws and New York Stock Exchange listing requirements.

The executive officers similarly have agreed to adhere to Realogy’s Code of Ethics, which requires them to disclose actual or potential conflicts of interest to the Chief Compliance Officer or the Audit Committee of Realogy’s Board of Directors. Waivers of the Code of Ethics with respect to an executive officer must be approved by the Board of Directors and publicly disclosed in accordance with the federal securities laws and New York Stock Exchange listing requirements.

In addition, in connection with the Board’s annual determination of director independence described below, management identifies and quantifies transactions with directors, executive officers and their family members to the extent known. In this process, management utilizes information in the Company’s accounting records, information learned through the Board approval of a related party transaction, watch lists and officer and director questionnaires.

The transaction with Mr. Edelman described in this Item 13 did not require approval of the Board under the foregoing policies but the Board was made aware of this transaction in connection with its determinations of director independence. The banking transactions with Barclays were approved by the Board independent of the policies governing related party transactions.

Director Independence

The Board has created a set of director independence criteria (“Director Independence Criteria”) for evaluating the independence of each of the Directors, which are more stringent than the New York Stock Exchange (“NYSE”) governance standards. In June 2006, prior to the Company’s separation from Cendant, Cendant undertook, and in March 2007, our Board undertook a review of Director independence pursuant to NYSE Rule 303A.02(a) and the Company’s Director Independence Criteria. During this review, the Board reviewed whether any transactions or relationships exist currently or during the past three years existed between each Director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. The Board also examined whether there were any transactions or relationships between each Director and members of the senior management of the Company or their affiliates. As a result of this review, the Board affirmatively determined that a majority of the Directors were independent under the standards set forth in the Company’s Director Independence Criteria and by the NYSE standards. Messrs. Henry Silverman and Richard Smith, who were employees of the Company at such time, and Mr. Edelman, who is Of Counsel to a law firm that represents the Company from time to time, were not deemed independent. A copy of the Company’s Director Independence Criteria can be found in the “Investor Center — Corporate Governance” section of the Company’s website at www.realogy.com. A copy may also be obtained upon request from the Company’s Corporate Secretary at the address provided above.

In making its determinations with respect to director independence, the Board took the following relationships not required to be disclosed under “Certain Relationships and Related Transactions” into consideration and determined that these relationships did not affect the independence of Ms. Ellis or Messrs. Pittman and Nederlander:

➢	Cheryl D. Mills is the Senior Vice President, General Counsel and Secretary of New York University, which is the landlord of one of our Company-owned brokerage offices in New York City. In addition, Mr. Silverman serves on the Board of Trustees of New York University and New York University Medical School and a director of the NYU Study Center.

➢	Robert W. Pittman serves on the board of directors of, provides consulting services to, and is a less than 1% stockholder of, Spot Runner, Inc., an Internet-based advertising agency. Realogy also owns approximately 4% of the outstanding equity of Spot Runner, Inc. and has entered into a three-year marketing agreement under which we pay Spot Runner an annual program fee and purchase, on behalf of our franchisees and company-owned brokerages, advertisements produced by Spot Runner for distribution on cable television. Mr. Pittman has advised us that none of Mr. Pittman’s immediate family is an executive officer of Spot Runner.

➢	The Company has made charitable donations to various charities in which Mr. Pittman or Ms. Mills serve as a board member, with donations to a particular charity constituting significantly less than 1% of such charity’s total annual charitable donations.

➢	Robert E. Nederlander’s niece is a sales associate for one of our Company-owned brokerage offices.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the independent auditors for the Company’s financial statements for 2006 and is serving in such capacity for the current fiscal year.

Principal Accounting Firm Fees. Fees billed to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the year ended December 31, 2006 were as follows:

Audit Fees. The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to Securities and Exchange Commission registration statements and the October 2006 bond offering memorandum, regulatory and statutory audits and agreed-upon procedures were $5.6 million.

Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal year ended December 31, 2006 were $0.2 million. These fees relate primarily to accounting consultation for contemplated transactions and other miscellaneous audit related services for the fiscal year ended December 31, 2006.

Tax Fees. The aggregate fees billed for tax services for the fiscal year ended December 31, 2006 were $0.7 million. These fees relate to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006.

All Other Fees. There were de minimus other fees for the fiscal year ended December 31, 2006.

The Audit Committee considered the non-audit services provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities’ independence. The Audit Committee also adopted a policy prohibiting the Company from hiring the Deloitte Entities’ personnel, if such person participated in the current annual audit, or immediately preceding annual audit of the Company’s financial statements, and is being hired in a “financial reporting oversight role” as defined by the Public Company Accounting Oversight Board.

The Company’s Audit Committee is responsible for appointing the Company’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

Fees billed by the Deloitte Entities related to Realogy’s separation from Cendant and all fees relating to services provided prior to the 2006 third quarter were approved by the Cendant Audit Committee prior to the separation. All other services performed by the independent auditor in 2006 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

Except as discussed below, any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman will update the full Audit Committee at the next regularly scheduled meeting for any interim approvals granted.

On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date as compared to the original Service List.

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2006 and 2005 under such provision other than certain immigration services performed for the Company’s relocation subsidiary for fees of approximately $10,000. The Chairman of the Audit Committee was subsequently advised of such services and concluded that those services did not interfere with the independence of Deloitte & Touche LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) and (2) Financial Statements:

The consolidated and combined financial statements of the registrant listed in the “Index of Consolidated and Combined Financial Statements” on page F-1 together with the report of Deloitte & Touche LLP, independent auditors, are filed as part of this report.

(A)(3) Exhibits:

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2007	REALOGY CORPORATION
(Registrant)

By: /S/ HENRY R. SILVERMAN
Henry R. Silverman Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Smith, Anthony E. Hull and C. Patteson Cardwell, IV, and any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature and Title	Date

/S/ HENRY R. SILVERMAN Henry R. Silverman Chairman and Chief Executive Officer (Principal Executive Officer)	March 7, 2007

/S/ ANTHONY E. HULL Anthony E. Hull Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2007

/S/ CHRISTOPHER R. CADE Christopher R. Cade Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 7, 2007

/S/ RICHARD A. SMITH Richard A. Smith Director	March 7 , 2007

/S/ MARTIN L. EDELMAN Martin L. Edelman Director	March 7, 2007

/S/ KENNETH FISHER Kenneth Fisher Director	March 7, 2007

/S/ CHERYL D. MILLS Cheryl D. Mills Director	March 5, 2007

Signature and Title	Date

/S/ ROBERT E. NEDERLANDER Robert E. Nederlander Director	March 7, 2007

/S/ ROBERT W. PITTMAN Robert W. Pittman Director	March 7, 2007

/S/ ROBERT F. SMITH Robert F. Smith Director	March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Realogy Corporation:

We have audited the accompanying consolidated and combined balance sheets of Realogy Corporation (the “Company”), as of December 31, 2006 and 2005, and the related consolidated and combined statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”), the Company was comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant. Included in Notes 14 and 15 of the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 15 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006.

/s/  Deloitte & Touche LLP
Parsippany, New Jersey
March 6, 2007

REALOGY CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues
Gross commission income	$4,965	$5,666	$5,197
Service revenue	854	764	707
Franchise fees	472	538	477
Other	201	171	168

Net revenues	6,492	7,139	6,549

Expenses
Commission and other agent-related costs	3,335	3,838	3,494
Operating	1,799	1,642	1,498
Marketing	291	282	265
General and administrative	218	204	177
Former parent legacy costs (benefit), net	(38)	—	—
Separation costs	66	—	—
Restructuring costs	46	6	—
Depreciation and amortization	142	136	120
Interest expense	57	5	4
Interest income	(28)	(12)	(10)

Total expenses	5,888	6,101	5,548

Income before income taxes and minority interest	604	1,038	1,001
Provision for income taxes	237	408	379
Minority interest, net of tax	2	3	4

Net income	$365	$627	$618

Earnings per share:
Basic and Diluted	$1.50	$2.50	$2.47

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$399	$36
Trade receivables (net of allowance for doubtful accounts of $16 and $12)	128	112
Relocation receivables and advances	976	774
Relocation properties held for sale, net	197	97
Deferred income taxes	106	47
Due from former parent	120	—
Other current assets	163	94

Total current assets	2,089	1,160
Property and equipment, net	342	304
Deferred income taxes	250	296
Goodwill	3,326	3,156
Franchise agreements, net	329	346
Trademarks and other intangibles, net	93	61
Due from former parent	16	—
Other non-current assets	223	116

Total assets	$6,668	$5,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155	$130
Secured obligations	893	757
Due to Cendant, net	—	440
Due to former parent	648	—
Accrued expenses and other current liabilities	545	492

Total current liabilities	2,241	1,819
Long-term debt	1,800	—
Other non-current liabilities	144	53

Total liabilities	4,185	1,872

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Parent Company’s net investment	—	3,563
Common stock, $.01 par value — authorized 750.0 shares; 216.2 issued and outstanding shares at December 31, 2006	2	—
Additional paid-in capital	2,384	—
Retained earnings	133	—
Accumulated other comprehensive income	(18)	4
Treasury stock, at cost 0.8 shares at December 31, 2006	(18)	—

Total stockholders’ equity	2,483	3,567

Total liabilities and stockholders’ equity	$6,668	$5,439

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$365	$627	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	136	120
Deferred income taxes	102	39	31
Separation costs related to employee equity awards	51	—	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables, net	(14)	9	7
Relocation receivables and advances	(142)	(117)	(18)
Relocation properties held for sale, net	(122)	(26)	1
Accounts payable, accrued expenses and other current liabilities	(18)	(2)	(21)
Due (to) from former parent	(58)	—	—
Other, net	(61)	(49)	(35)

Net cash provided by operating activities	245	617	703

Investing Activities
Property and equipment additions	(130)	(131)	(87)
Net assets acquired (net of cash acquired) and acquisition-related payments	(168)	(262)	(259)
Investment in unconsolidated entities	(11)	(33)	—
(Increase) decrease in restricted cash	(1)	5	67
Other, net	—	(2)	8

Net cash used in investing activities	(310)	(423)	(271)

Financing Activities
Net change in secured borrowings	121	357	—
Repayment of unsecured borrowings	(1,625)	—	—
Proceeds from unsecured borrowings	3,425	—	—
Repurchase of common stock	(884)	—	—
Proceeds from issuances of common stock for equity awards	46	—	—
Net distribution to Cendant at Separation	(2,183)	—	—
Proceeds received from Cendant’s sale of Travelport	1,436	—	—
Change in amounts due (to) from Cendant	118	(576)	(352)
Dividends paid to Cendant	—	—	(38)
Other, net	(27)	3	(15)

Net cash provided by (used in) financing activities	427	(216)	(405)

Effect of changes in exchange rates on cash and cash equivalents	1	—	—

Net increase (decrease) in cash and cash equivalents	363	(22)	27
Cash and cash equivalents, beginning of period	36	58	31

Cash and cash equivalents, end of period	$399	$36	$58

Supplemental Disclosure of Cash Flow Information
Interest payments	$84	$30	$17
Income tax payments, net	$42	$17	$8

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Parent		Accumulated
			Additional	Company’s		Other			Total
	Common Stock		Paid-In	Net	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Investment	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2004	—	$—	$—	$2,969	$—	$4	—	$—	$2,973
Comprehensive income:
Net income	—	—	—	618	—	—	—	—
Currency translation adjustment	—	—	—	—	—	3	—	—
Total comprehensive income									621
Dividends paid to Cendant	—	—	—	(38)	—	—	—	—	(38)
Distribution of capital to Cendant	—	—	—	(4)	—	—	—	—	(4)

Balance at December 31, 2004	—	—	—	3,545	—	7	—	—	3,552
Comprehensive income:
Net income	—	—	—	627	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(3)	—	—
Total comprehensive income									624
Distribution of capital to Cendant	—	—	—	(609)	—	—	—	—	(609)

Balance at December 31, 2005	—	—	—	3,563	—	4	—	—	3,567
Comprehensive income:
Net income	—	—	—	232	133	—	—	—
Currency translation adjustment	—	—	—	—	—	1	—	—
Additional minimum pension liability, net of tax	—	—	—	—	—	(1)	—	—
Total comprehensive income									365
Net distribution to Cendant	—	—	—	(2,183)	—	—	—	—	(2,183)
Distribution received from Cendant related to Travelport sale	—	—	—	1,454	—	—	—	—	1,454
Assumption of liabilities and forgiveness of Cendant intercompany balance	—	—	—	174	—	—	—	—	174
Additional minimum pension liability recorded at Separation, net of tax of ($13)	—	—	—	—	—	(22)	—	—	(22)
Transfer of net investment to additional paid-in capital	—	—	3,240	(3,240)	—	—	—	—	—
Guarantees recorded related to the Separation	—	—	(71)	—	—	—	—	—	(71)
Deferred income taxes related to guarantees	—	—	27	—	—	—	—	—	27
Issuance of common stock	250.4	3	(3)	—	—	—	—	—	—
Charge related to Cendant equity award conversion	—	—	11	—	—	—	—	—	11
Repurchases of common stock	(38.2)	(1)	(883)	—	—	—	—	—	(884)
Exercise of stock options	2.0	—	48	—	—	—	—	—	48
Net activity related to equity awards	2.0	—	15	—	—	—	0.8	(18)	(3)

Balance at December 31, 2006	216.2	$2	$2,384	$—	$133	$(18)	0.8	$(18)	$2,483

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION

Realogy Corporation (“Realogy” or “the Company”), a Delaware corporation, was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent, publicly traded companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”), and vehicle rental businesses (“Avis Budget Group”). On April 24, 2006, Cendant modified its previously announced separation plan to explore the possible sale of the travel distribution services business. On June 30, 2006, Cendant entered into a definitive agreement to sell the travel distribution services business and on August 23, 2006, Cendant completed the sale of Travelport for $4,300 million, subject to final closing adjustments. Pursuant to the plan of separation, Realogy initially received $1,423 million of the proceeds from such sale of Travelport and subsequently recorded additional net proceeds of $31 million. The proceeds recorded are subject to certain post-closing adjustments which have not been finalized. On August 29, 2006, Cendant announced that it had changed its name to Avis Budget Group, Inc.

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

On December 15, 2006, the Company entered into an Agreement and Plan of Merger with Domus Holdings Corp. (“Domus Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P.

Pursuant to the merger agreement, at the effective time of the merger, each issued and outstanding share of common stock of the Company (the “Common Stock”) will be cancelled and will be automatically converted into the right to receive $30 in cash, without interest. In addition, at the effective date of the merger, all outstanding equity awards will become fully vested and will be cancelled and, except as otherwise agreed by a holder and Domus Holdings, converted into the right to receive a cash payment. For restricted stock units, except as otherwise agreed by a holder and Domus Holdings, the cash payment will be equal to the number of units multiplied by $30. For stock options and stock appreciation rights, except as otherwise agreed by a holder and Domus Holdings, the cash payment will be equal to the number of shares or rights underlying the award multiplied by the amount by which $30 exceeds the exercise price.

Domus Holdings has obtained equity and debt financing commitments for the transaction, the aggregate proceeds of which will be sufficient to pay the aggregate merger consideration, repay the then outstanding indebtedness (if it so chooses) and pay all related fees and expenses. Consummation of the merger is not subject to a financing condition, but is subject to various other conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of Realogy, insurance regulatory approvals, and other customary closing conditions. The parties currently expect to close the transaction in early to mid-April 2007, subject to the satisfaction of the foregoing conditions.

The accompanying consolidated and combined financial statements reflect the consolidated operations of Realogy Corporation and its subsidiaries as a separate, stand alone entity subsequent to July 31, 2006, combined with the historical operations of the real estate services businesses which were operated as part of Cendant prior to July 31, 2006. These financial statements include the entities in which Realogy directly or indirectly has a controlling financial interest and various entities in which Realogy has investments recorded under the equity method of accounting. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

The Company’s combined results of operations, financial position and cash flows for periods prior to July 31, 2006, may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from Cendant.

Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated for periods prior to the date of Separation by Cendant to the Company based on forecasted revenues or usage. Management believes such allocations are reasonable. However, the associated expenses recorded by the Company in the accompanying Consolidated and Combined Statements of Income may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented. Following the separation from Cendant, the Company performs these functions using internal resources or purchased services, certain of which may be provided by Avis Budget Group during a transitional period pursuant to the Transition Services Agreement. Refer to Note 15, Separation Adjustments and Transactions with Former Parent and Subsidiaries, for a description of the Company’s transactions with Avis Budget Group and its affiliates.

In presenting the consolidated and combined financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Business Description

The Company operates in the following business segments:

•	Real Estate Franchise Services — franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty® and Coldwell Banker Commercial® brand names.

•	Company Owned Real Estate Brokerage Services — operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names.

•	Relocation Services — primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

•	Title and Settlement Services — provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a variable interest entity (“VIE”). If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed a VIE upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

REVENUE RECOGNITION

Real Estate Franchise Services

The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services, tools and systems to franchisees, which are designed to assist franchisees in achieving increased revenue and profitability. Such services include national and local advertising programs, listing and agent-recruitment tools, training and volume purchasing discounts through the Company’s preferred vendor program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund advertising campaigns on behalf of its franchisees. In arrangements under which the Company does not serve as an agent in coordinating advertising campaigns, marketing revenues are accrued as the revenue is earned, which occurs as related marketing expenses are incurred. The Company does not recognize revenues or expenses in connection with marketing fees it collects under arrangements in which it functions as an agent on behalf of its franchisees.

Company Owned Real Estate Brokerage Services

As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., purchase or sale of a home), which are referred to as gross commission income. The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as commission and other agent-related costs line item on the accompanying Consolidated and Combined Statements of Income.

Relocation Services

The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue on a net basis as services are provided, except for instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home. In such cases, revenues are recorded on a gross basis as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client; however, as discussed above, in certain instances the Company will assume the risk of loss. When the risk of loss is assumed, the Company records the value of the home on its Consolidated and Combined Balance Sheets within the relocation properties held for sale line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated and Combined Statements of Income and was not material for any period presented. The aggregate selling price of such homes was $610 million, $694 million and $651 million for the year ended December 31, 2006, 2005 and 2004, respectively.

Additionally, the Company generally earns interest income on the funds it advances on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the secured borrowings) in the accompanying Consolidated and Combined Statements of Income as earned until the point of repayment by the client. The Company also earns revenue from real estate brokers, which is recognized at the time its obligations are complete, and revenues from other third-party service providers where the Company earns a referral fee or commission, which is recognized at the time of completion of services.

Title and Settlement Services

The Company provides title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas which provide title and closing services, including title searches, title insurance, home sale escrow and other closing services and adds a wholly-owned underwriter of title insurance to the title and settlement services portfolio. For independent title agents, our underwriter recognizes policy premium revenue on a gross basis (before deduction of agent commission) upon notice of policy issuance from the agent. For affiliated title agents, our underwriter recognizes the incremental policy premium revenue upon the effective date of the title policy as the agent commission revenue is already recognized by the affiliated title agent.

ADVERTISING EXPENSES

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated and Combined Statements of Income, were approximately $241 million, $231 million and $222 million in 2006, 2005 and 2004, respectively.

INCOME TAXES

The Company’s operations have been included in the consolidated federal tax return of Cendant up to the date of Separation. In addition, the Company has filed consolidated and unitary state income tax returns with Cendant in jurisdictions where required or permitted and continued to file with Cendant up to the date of Separation. The income taxes associated with the Company’s inclusion in Cendant’s consolidated federal and state income tax returns are included in the due to Cendant, net line item on the accompanying Consolidated and Combined Balance Sheets. The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2006 and 2005. Certain tax assets and liabilities of the Company may be adjusted in connection with the finalization of Cendant’s prior years’ income tax returns or as a result of changes related to the Separation. If an adjustment is required it will be recorded to stockholders’ equity.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded through goodwill rather than the provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependant on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition or reduction to the valuation allowance.

CASH AND CASH EQUIVALENTS

The Company considers highly-liquid investments with remaining maturities at date of purchase not exceeding three months to be cash equivalents.

RESTRICTED CASH

Restricted cash primarily relates to amounts specifically designated as collateralization for the repayment of outstanding borrowings under the Company’s secured borrowing facilities. Such amounts approximated $18 million and $19 million at December 31, 2006 and 2005, respectively and were included within the other current assets line item on the Company’s Consolidated and Combined Balance Sheets.

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

The Company uses foreign currency forward contracts largely to manage its exposure to changes to foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Canadian dollar, Australian dollar and Euro. In accordance with SFAS 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated and Combined Statements of Income. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

The Company also entered into interest rate derivative contracts to hedge the variability in coupon interest payment cash flows associated with its fixed rate senior notes due in 2011 and 2016 that were priced in October 2006. These hedging instruments were being accounted for in accordance with SFAS 133 as cash flow hedges and the contracts were closed out on October 20, 2006. The immaterial gain on these contracts is being amortized over the life of the senior notes.

INVESTMENTS

At December 31, 2006 and 2005, the Company had various equity method investments aggregating $63 million and $51 million, respectively, which are primarily recorded within other non-current assets on the accompanying Consolidated and Combined Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, LLC (“PHH Home Loans”), a mortgage origination venture formed in 2005 in connection with Cendant’s spin-off of PHH Corporation (“PHH”) in January 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its $34 million equity investment at December 31, 2006. See Note 15 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for a more detailed description of the Company’s relationship with PHH Home Loans.

During 2006, 2005 and 2004, the Company recorded earnings on its equity method investments of $9 million, $4 million and $3 million, respectively, within other revenues on the accompanying Consolidated and Combined Statements of Income.

PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated and Combined Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are 30 years for buildings, up to 20 years for leasehold improvements and from 3 to 7 years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 8 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $113 million and $75 million at December 31, 2006 and 2005, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In connection with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. Each of the Company’s reportable segments represents a reporting unit. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142. The Company performs its required annual impairment testing as of October 1st of each year subsequent to completing its annual forecasting process. In performing this test, the Company determines fair value using the present value of expected future cash flows.

The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated and Combined Statements of Income. There were no impairments relating to intangible assets or other long-lived assets during 2006, 2005 or 2004.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments and changes in the additional minimum pension liability. The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

STOCK-BASED COMPENSATION

On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”
(“SFAS No. 123”) and the prospective transition method of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, stock-based compensation expense has been recorded for all employee stock awards that were granted or modified subsequent to December 31, 2002. At the time of Separation, Cendant converted a portion of its outstanding equity awards into equity awards of the Company (see Note 13 — Stock Based Compensation).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by

SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method under which the provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Since the Company previously recognized stock-based compensation expense in accordance with SFAS No. 123, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s results of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock appreciation rights (“SARs”) and options, if granted in the future, on the date of grant which requires certain estimates by management including the expected volatility and expected term of the SAR or option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Consolidated and Combined Statements of Income ratably over the vesting period. The Company expects to issue new shares to satisfy share option exercises.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits (“simplified method”) available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”). FSP 123R-3 allows companies that adopt Statement 123(R) to make a one-time election to adopt the simplified method for calculation of the hypothetical APIC pool. Companies had up to one year from the date of adoption of Statement 123(R) to make the one-time election. Until the election to adopt the simplified method is made, companies are required to use the “long-haul” method described in paragraph 81 of SFAS 123(R). The Company had calculated the pool of excess tax benefits utilizing the long-haul method during the interim periods of 2006, however, in the fourth quarter of 2006, the Company elected to utilize the alternative simplified method to calculate the pool of excess tax benefits due to the ongoing simplicity of the calculation and future expected tax benefits of options exercises.

The Company determined that in utilizing the simplified method there was no hypothetical APIC pool available at January 1, 2006 when SFAS 123(R) was adopted and due to the accelerated vesting of the RSUs which occurred in the third quarter of 2006, a tax shortfall resulted which required the company to record an adjustment to tax expense for $5 million. The Company has accounted for the change from the long haul method to the simplified method as a change in accounting principle under SFAS 154, “Accounting for Changes and Error Corrections”. As a result, the effect of electing to use the simplified method was retroactively applied to the first period effected by the change in accounting principle which is the third quarter of 2006. See Note 20 — Selected Quarterly Financial Data for the effect of the change in accounting principle on the third quarter of 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required. The Company’s adoption of FIN 48 may result in a decrease to stockholders’ equity as of January 1, 2007 of approximately $10 million to $50 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company applied this guidance for the year ended December 31, 2006 and such adoption had no impact on the Company’s consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, a company’s own data). Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company intends to adopt SFAS 157 effective January 1, 2008 and is evaluating the impact of its adoption on the consolidated and combined financial statements.

In September 2006, the FASB also issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the provisions of SFAS 158 for the year ended December 31, 2006 and the effect was not significant. See Note 10 — Employee Benefit Plans for additional information on the adoption.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2 (“the FSP”), “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately analyzed in accordance with FASB Statements No. 5 “Accounting for Contingencies” and FASB Interpretation No. 14 “Reasonable Estimation of the Amount of A Loss”, in that a liability should be recorded if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. It should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its consolidated and combined financial statements for the year ending December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to irrevocably elect fair value (“the fair value option”) as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a instrument-by-instrument basis with certain exceptions. The changes in fair value should be recognized in earnings as they occur. An entity would be permitted to elect the fair value option at initial recognition of a financial asset or liability or upon an event that gives rise to new-basis accounting for that item.

SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. The Company intends to adopt SFAS 159 effective January 1, 2008 and is evaluating the impact of its adoption on the consolidated and combined financial statements.

3.	EARNINGS PER SHARE

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares. On July 31, 2006, the separation from Cendant was completed in a tax-free distribution to the Company’s stockholders of one share of Realogy Corporation common stock for every four shares of Cendant Corporation common stock held on July 21, 2006. As a result on July 31, 2006, the Company had 250,452,641 shares of common stock outstanding and this share amount is being utilized for the calculation of basic earnings per share and diluted earnings per share for all years presented prior to the date of Separation as no common stock of Realogy was traded prior to August 1, 2006 and no Realogy equity awards were outstanding for the prior years. On August 23, 2006, the Company commenced a share repurchase program. See Note 17 — Stockholders’ Equity, for details on the shares repurchased in 2006.

The following table sets forth the denominators of the basic and diluted EPS computations.

	Year Ended December 31,
	2006	2005	2004

Weighted average shares outstanding:
Basic	242.7	250.5	250.5
Stock options, stock appreciation rights and restricted stock units	1.0	—	—

Diluted	243.7	250.5	250.5

The following table sets forth the computation of basic EPS utilizing the net income for the year and the Company’s basic shares outstanding.

	Year Ended December 31,
	2006	2005	2004

Net income	$365	$627	$618
Basic weighted average shares outstanding	242.7	250.5	250.5

Basic earnings per share	$1.50	$2.50	$2.47

The following table sets forth the computation of diluted EPS utilizing the net income for the year and the Company’s diluted shares outstanding.

	Year Ended December 31,
	2006	2005	2004

Net income	$365	$627	$618
Diluted weighted average shares outstanding	243.7	250.5	250.5

Diluted earnings per share	$1.50	$2.50	$2.47

The computations of diluted net income per common share available to common stockholders for the year ended December 31, 2006 does not include approximately 18.9 million of stock options as the effect of their inclusion would have been anti-dilutive to earnings per share.

4.	ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded in the Company’s Consolidated and Combined Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated and Combined Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired (which primarily represent intangible assets) and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded in the Company’s Consolidated and Combined Balance Sheets as adjustments to the purchase price or in the Company’s Consolidated and Combined Statements of Income as expenses, as appropriate.

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

During 2006, 2005 and 2004, the Company made earnout payments of $18 million, $18 million and $16 million, respectively, in connection with previously acquired businesses.

2006 ACQUISITIONS

Texas American Title Company. On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas in a single transaction for $33 million in cash, net of cash acquired of $60 million, plus a $10 million (subject to a potential downward adjustment) note payable due in January 2008, and $6 million of assumed liabilities of the seller. These entities provide title and closing services, including title searches, title insurance, home sale escrow and other closing services. This acquisition expands the Company’s agency business into Texas and adds a wholly-owned underwriter of title insurance to the title and settlement services portfolio. The allocation of the purchase price resulted in goodwill of $33 million and $39 million of intangibles. Such goodwill was assigned to the Company’s Title and Settlement Services segment and is not expected to be deductible for tax purposes.

During 2006, the Company also acquired 19 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for $105 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $100 million that was assigned to the Company Owned Real Estate Brokerage Services segment, which is expected to be deductible for tax purposes. These acquisitions also resulted in $8 million of pendings and listings intangible assets. The acquisition of real estate brokerages by NRT is a core part of the Company’s growth strategy.

In addition, the Company acquired one other individually non-significant title agency business during 2006 for an aggregate consideration of $2 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $2 million, which is expected to be deductible for tax purposes. The goodwill was assigned to the Company’s Title and Settlement Services segment.

None of the 2006 acquisitions were significant to the Company’s results of operations, financial position or cash flows either individually or in the aggregate. The Company continues to gather information concerning the valuation of certain identified intangible assets and their associated lives in connection with the acquisitions.

2005 ACQUISITIONS

Success Realty, Inc. On September 15, 2005, the Company acquired Success Realty, Inc., a real estate brokerage, for approximately $98 million in cash. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $82 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company Owned Real Estate Brokerage Services segment. This acquisition also resulted in the recognition of $13 million of other intangible assets.

During 2005, the Company also acquired 31 other real estate brokerage operations through NRT for approximately $139 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $124 million that was assigned to the Company Owned Real Estate

Brokerage Services segment, of which $60 million is expected to be deductible for tax purposes. These acquisitions also resulted in the recognition of $13 million of other intangible assets.

In addition, the Company acquired 5 other individually insignificant businesses during 2005, for aggregate consideration of approximately $2 million in cash, which resulted in goodwill of $2 million that was assigned to the Title and Settlement Services segment, $1 million of which is expected to deductible for tax purposes.

None of the 2005 acquisitions were significant to the Company’s results of operations, financial position or cash flows either individually or in the aggregate.

2004 ACQUISITIONS

Sotheby’s International Realty®. On February 17, 2004, the Company acquired the domestic residential real estate brokerage operations of Sotheby’s International Realty® and obtained the rights to create a Sotheby’s International Realty® franchise system pursuant to an agreement to license the Sotheby’s International Realty® brand in exchange for a license fee to Sotheby’s Holdings, Inc., the former parent of Sotheby’s International Realty®. Such license agreement has a 50-year initial term and a 50-year renewal option. The total cash purchase price for these transactions was approximately $100 million. These transactions resulted in goodwill of $51 million, of which $49 million and $2 million was assigned to the Company Owned Real Estate Brokerage Services segment and Real Estate Franchise Services segment, respectively. All of this goodwill is expected to be deductible for tax purposes. These transactions also resulted in the recognition of $50 million of other intangible assets which was assigned to the Real Estate Franchise Services segment. Management believes that this acquisition enhances the Company’s role in the market place as a premier real estate brokerage firm and increases exposure to high net worth families throughout the United States.

During 2004, the Company also acquired 21 other real estate brokerage operations for approximately $115 million of cash, in the aggregate, which resulted in goodwill of approximately $101 million that was assigned to the Company Owned Real Estate Brokerage Services segment, of which $95 million is expected to be deductible for tax purposes. These acquisitions also resulted in the recognition of $13 million of other intangible assets.

In addition, the Company acquired one other insignificant business, during 2004 for consideration of approximately $11 million in cash, which resulted in goodwill of $9 million that was assigned to the Relocation Services segment, none of which is expected to be deductible for tax purposes.

None of the 2004 acquisitions were significant to the Company’s results of operations, financial position or cash flows either individually or in the aggregate.

5.	INTANGIBLE ASSETS

Intangible assets consisted of:

	As of December 31, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Franchise agreements(a)	$511	$182	$329	$511	$165	$346
License agreement(b)	47	4	43	47	3	44
Pendings and listings(c)	2	2	—	18	13	5
Customer relationships(d)	12	1	11	—	—	—
Other(e)	19	7	12	10	4	6

	$591	$196	$395	$586	$185	$401

Unamortized Intangible Assets
Goodwill	$3,326			$3,156

Trademarks(f)	$17			$6
Title plant shares(g)	10			—

	$27			$6

(a)	Generally amortized over a period of 35 or 40 years.

(b)	Amortized over 50 years (the contractual term of the license agreement).

(c)	Generally amortized over 4 to 5 months (the closing period of the underlying contracts).

(d)	Relates to the customer relationships obtained from Texas American Title Company acquired in January 2006, which is amortized over a period of 10 years.

(e)	Generally amortized over periods ranging from 5 to 10 years.

(f)	Relates to the Coldwell Banker® tradename and the Texas American Title Company tradenames in Texas, which are expected to generate future cash flows for an indefinite period of time.

(g)	Relates to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

The changes in the carrying amount of goodwill are as follows:

				Adjustments
		Goodwill		to Goodwill
	Balance at	Acquired		Acquired			Balance at
	January 1,	during		prior to		Foreign	December 31,
	2006	2006		2006		Exchange	2006

Real Estate Franchise Services	$685	$—		$—		$—	$685
Company Owned Real Estate Brokerage Services	2,400	100	(a)	32	(c)	—	2,532
Relocation Services	50	—		—		3	53
Title and Settlement Services	21	35	(b)	—		—	56

Total Company	$3,156	$135		$32		$3	$3,326

(a)	Relates to the acquisitions of real estate brokerages by NRT

(b)	Relates to the acquisitions of title and appraisal businesses

(c)	Relates to the acquisitions of real estate brokerages made by NRT prior to January 1, 2006, including earnout payments.

Amortization expense relating to all intangible assets is as follows:

	Year Ended December 31,
	2006	2005	2004

Franchise agreements	$17	$17	$17
License agreement	1	1	2
Pendings and listings	14	23	16
Customer relationships	1	—	—
Other	4	1	2

Total(*)	$37	$42	$37

(*)	Included as a component of depreciation and amortization in the Company’s Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of December 31, 2006, the Company expects related amortization expense for the five succeeding fiscal years and thereafter to approximate $21 million, $18 million, $18 million, $17 million $16 million and $305 million in 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

6.	FRANCHISING AND MARKETING ACTIVITIES

Franchise fee revenue is $472 million, $538 million and $477 million in the accompanying Consolidated and Combined Statements of Income for 2006, 2005 and 2004, respectively. These amounts include initial franchise fees of $8 million, $9 million and $8 million for 2006, 2005 and 2004, respectively, and are net of annual volume incentives of $81 million, $115 million and $104 million, respectively, provided to real estate franchisees. The Company’s real estate franchisees may receive incentives on their royalty payments. Such annual incentives are based upon the amount of commission income earned and paid during a calendar year. Each brand has several different annual incentive schedules currently in effect.

The Company’s wholly-owned real estate brokerage firm, NRT, continues to pay royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation and, therefore, not reflected above. During 2006, 2005 and 2004, NRT paid royalties of $327 million, $369 million and $341 million, respectively, to the Real Estate Franchise Services segment.

Marketing fees are paid by the Company’s real estate franchisees and are calculated based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees approximated $52 million, $44 million and $52 million in 2006, 2005 and 2004, respectively, and are recorded within the other revenue line item on the accompanying Consolidated and Combined Statements of Income. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.

The number of franchised and company owned outlets in operation are as follows:

	(Unaudited)
	As of December 31,
	2006	2005	2004

Franchised:
Century 21®	8,492	7,879	7,222
ERA®	2,943	2,811	2,601
Coldwell Banker®	2,950	2,892	2,769
Coldwell Banker Commercial®	209	163	107
Sotheby’s International Realty®	293	172	22

	14,887	13,917	12,721

Company Owned:
ERA®	29	30	30
Coldwell Banker®	874	943	883
Corcoran®/Other	48	61	59
Sotheby’s International Realty®	53	48	27

	1,004	1,082	999

The number of franchised outlets (in the aggregate) changed as follows:

	(Unaudited)
	2006	2005	2004

Franchised:
Beginning balance at January 1	13,917	12,721	11,784
Additions	1,690	1,845	1,574
Terminations	(720)	(649)	(637)

Ending balance at December 31	14,887	13,917	12,721

Company Owned:
Beginning balance at January 1	1,082	999	956
Additions	46	108	82
Closures	(124)	(25)	(39)

Ending balance at December 31	1,004	1,082	999

As of December 31, 2006, there were an insignificant amount of applications awaiting approval for execution of new franchise agreements. Additionally, as of December 31, 2006, there was an insignificant number of franchise agreements pending termination.

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands or in franchise expansion, the Company may also, at its discretion, provide development advances to franchisees who are either new or who are expanding their operations. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the development advance, and is in compliance with the terms of the franchise agreement, the amount of the development advance is forgiven annually in equal ratable amounts (typically nine years). Otherwise, related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2006, 2005 or 2004. The amount of such development advances recorded on the Company’s Consolidated and Combined Balance Sheets was $93 million and $76 million at December 31, 2006 and 2005, respectively. These amounts are principally classified within the other non-current assets line item in the Company’s Consolidated and Combined Balance Sheets. During 2006, 2005 and 2004, the Company recorded $10 million, $13 million and $11 million, respectively, of expense related to the forgiveness of these advances. Such amounts are recorded within the operating expense line in the Company’s Consolidated and Combined Statements of Income.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of December 31, consisted of:

	2006	2005

Furniture, fixtures and equipment	$319	$297
Capitalized software	251	184
Building and leasehold improvements	192	164
Land	1	1

	763	646
Less: accumulated depreciation and amortization	(421)	(342)

	$342	$304

During 2006, 2005 and 2004, the Company recorded depreciation and amortization expense of $105 million, $94 million and $83 million, respectively, related to property and equipment.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2006	2005

Accrued payroll and related	$89	$130
Accrued volume incentives	58	84
Deferred income	96	72
Other	302	206

	$545	$492

9.	LONG AND SHORT TERM DEBT

REVOLVING CREDIT AND LOAN FACILITIES

On May 26, 2006, the Company entered into a $1,650 million credit facility, which consisted of a $1,050 million five-year revolving credit facility and a $600 million five-year term loan facility, and a $1,325 million interim loan facility which was due in May 2007. The $1,050 million five-year revolving credit facility bears interest at LIBOR plus 35 basis points for borrowings below $525 million, excluding outstanding letters of credit and LIBOR plus 45 basis points for all borrowings, including outstanding letters of credit, when the borrowings, excluding outstanding letters of credit, are greater than $525 million. The revolving credit facility also has an annual facility fee equal to 10 basis points on the $1,050 million facility, whether used or unused. The $600 million five-year term facility and the $1,325 million interim loan facility each bear interest at LIBOR plus 55 basis points.

On July 27, 2006, the Company drew down fully on these facilities with the exception of $750 million under the revolving credit facility. The proceeds received in connection with the $2,225 million of borrowings were immediately transferred to Cendant. Subsequently, the Company recorded an adjustment to the initial $2,225 million transfer to reflect the return of $42 million to the Company. In August 2006, the Company repaid the $300 million outstanding under the revolving credit facility and $100 million of borrowings under the interim loan facility. In October 2006, the Company repaid the remaining amount outstanding under the interim loan facility utilizing the $1,200 million of proceeds from the bond offering discussed below.

The revolving credit and loan facilities include affirmative covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), which excludes interest expense on Securitization Indebtedness (as defined in the credit agreement) both as measured on a preceding four fiscal quarters basis preceding the measurement date. The leverage ratio is calculated by dividing consolidated total indebtedness (excluding Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. Negative covenants in the credit facilities include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the credit facility include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our separation from Cendant). At December 31, 2006, the Company was in compliance with the financial covenants of its revolving credit and loan facilities.

SENIOR NOTES

On October 20, 2006, the Company completed a bond offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S under the Securities Act, for $1,200 million aggregate principal amount of three-, five- and ten-year senior notes. The 2009 Notes of $250 million have an interest rate equal to three-month LIBOR plus 0.70%, payable quarterly. The 2011 Notes of $450 million have a fixed interest rate of 6.15% per annum; and the 2016 Notes of $500 million have a fixed interest rate of 6.50% per annum. Interest on the 2011 Notes and 2016 Notes will be payable semi-annually. The interest rates payable on the Notes will be subject to adjustment from time to time if either of the debt ratings applicable to the Notes is downgraded to a non-investment grade rating.

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

If the pending merger with affiliates of Apollo is consummated and each of the debt ratings on the notes is non-investment grade on any date from the date of the public notice of an arrangement that could result in a change of control until the 60-day period following public announcement of the consummation of the merger, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest.

On October 20, 2006, the Company applied the net proceeds from this offering and cash and cash equivalents on hand to repay all of the $1,225 million outstanding under the interim loan facility.

SECURED OBLIGATIONS

Apple Ridge Funding LLC

The Company issues secured obligations through Apple Ridge Funding LLC, which is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to securitize certain relocation receivables generated from advancing funds on behalf of clients of the Company’s relocation business. The secured obligations issued by Apple Ridge Funding LLC are collateralized by $746 million of underlying relocation receivables and other related assets as of December 31, 2006, which are serviced by the Company. These assets are not available to pay the Company’s general obligations. These secured obligations represent floating rate notes for which the weighted average interest rate was 5%, 4% and 2% for 2006, 2005 and 2004, respectively. This program is subject to annual renewal and carries a commitment fee.

Kenosia Funding LLC

The Company issues debt through Kenosia Funding, LLC, which is a consolidated bankruptcy remote SPE that is utilized to securitize certain relocation receivables, including relocation properties held for sale. Such secured obligations are collateralized by approximately $314 million of underlying relocation receivables, relocation properties held for sale and other related assets as of December 31, 2006, which are serviced by the Company. The assets of this entity are not available to pay the Company’s general obligations. The secured obligations issued by this entity represent floating rate debt for which the weighted average interest rate was 5% and 4% for 2006 and 2005, respectively. This program is subject to annual renewal and carries a commitment fee.

U.K. Relocation Receivables Funding Limited

During 2005, the Company also began issuing debt through UK Relocation Receivables Funding Limited, which is a consolidated bankruptcy remote SPE that is utilized to securitize relocation receivables in the UK. The facility has a three-year term expiring in September 2008 and carries a commitment fee. The assets of this entity are not available to pay the Company’s general obligations. These secured obligations are collateralized by $130 million of underlying relocation receivables and related assets as of December 31, 2006. The weighted average interest rate on these secured obligations was 5% in 2006 and 2005.

Secured obligations as of December 31, consisted of:

	2006	2005

Apple Ridge Funding LLC	$656	$513
Kenosia Funding LLC	125	109
U.K. Relocation Receivables Funding Limited	112	135

	$893	$757

Certain of the funds the Company receives from the collection or realization of relocation receivables, relocation properties held for sale and related assets must be utilized to repay secured obligations. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s secured obligations are classified as current in the accompanying Consolidated and Combined Balance Sheets as of December 31, 2006 and 2005.

The Company’s secured obligations contain restrictive covenants, including performance triggers linked to the quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control. The Apple Ridge Funding LLC facility has a requirement that the Company maintain a long-term unsecured debt rating of BB- or better from S&P and Ba3 from Moody’s. In addition, the UK Relocation Receivables Funding Limited facility also requires the Company to generate at least $750 million of net income before depreciation and amortization, interest expense (income), income taxes and minority interest, determined quarterly for the preceding twelve month period. These covenants, if breached and not remedied within a predefined amount of time, could result in an early amortization of the notes and termination of the program. At December 31, 2006, the Company was in compliance with all financial covenants of its secured obligations.

Interest incurred in connection with borrowings under these facilities amounted to $42 million, $24 million and $8 million during 2006, 2005 and 2004, respectively, and is recorded within net revenues in the accompanying Consolidated and Combined Statements of Income as related borrowings are utilized to fund relocation receivables and advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets.

SHORT-TERM BORROWING FACILITIES

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these funds for its use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $565 million as of December 31, 2006. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $11 million, $9 million and $4 million during 2006, 2005 and 2004, respectively, and are recorded within net revenue in the accompanying Consolidated and Combined Statements of Income. There were no outstanding borrowings under these facilities at December 31, 2006 or 2005. The average amount of short term borrowings outstanding during 2006 and 2005 was approximately $248 million and $318 million, respectively.

AVAILABLE CAPACITY

As of December 31, 2006, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration	Total	Outstanding	Available
	Date	Capacity	Borrowings	Capacity

Apple Ridge Funding LLC (1)	November 2007	$700	$656	$44
Kenosia Funding LLC (1),(4)	May 2007	125	125	—
U.K. Relocation Receivables Funding Limited (1)	September 2008	196	112	84
Revolving credit facility (2)	May 2011	1,050	—	951
Term loan	May 2011	600	600	—
Senior notes (3)	Various	1,200	1,200	—

		$3,871	$2,693	$1,079

(1)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations.
(2)	The available capacity under the revolving credit facility is reduced by $99 million of outstanding letters of credit at December 31, 2006. Outstanding letters of credit decreased to approximately $15 million as of January 26, 2007 due to the removal of an $84 million letter of credit as a result of the settlement of a former parent legacy legal matter.
(3)	The senior notes mature in 2009, 2011 and 2016.
(4)	On February 28, 2007, the Company entered into an agreement to amend its Kenosia Funding LLC securitization arrangement to increase the borrowing capacity from $125 million to $175 million.

In October 2006, our senior unsecured notes were rated BBB and Baa2 by Standard & Poor’s (“S&P”) and Moody’s, respectively, with a negative outlook. Under the terms of these notes, if the rating from Moody’s applicable to the notes is decreased to non-investment grade to a rating of Ba1 or below or if the rating from S&P applicable to the notes is decreased to a rating of BB+ or below, the interest rate will be increased by 0.25% per rating level up to a maximum increase of 2.00%, retroactive to the beginning of the current respective interest period. On March 1, 2007, S&P downgraded the rating on these notes to BB+ from BBB and those notes remain on CreditWatch subject to negative implications. As a result, the interest rate on each of the three series of these notes increased by 0.25% retroactive to the beginning of the current respective interest periods.

In December 2006, subsequent to the announcement of the definitive agreement to merge with a subsidiary of Apollo Management VI, L.P., S&P downgraded our long term corporate rating from BBB to BB+. As a result of the increased borrowings that are expected to be incurred to consummate the merger (or as a result of national and/or global economic and political events aside from the merger), it is possible that the rating agencies may further downgrade our debt ratings, which would increase our borrowing costs and therefore could adversely affect our financial results. In addition, it is possible that the rating agencies may downgrade our ratings based upon our results of operations and financial condition. If S&P further downgrades the debt rating applicable to the existing senior unsecured notes, or Moody’s downgrades the debt rating on those notes to below investment grade, the interest rate on those senior notes will be further increased up to a maximum 2.00% increase from their initial interest rate, depending on the extent the ratings are downgraded, as set forth in the existing notes. On March 1, 2007, S&P indicated that if these notes remain a permanent piece of the Company’s capital structure following the pending merger with affiliates of Apollo, the ratings on these notes would be further downgraded to BB. On March 2, 2007, Moody’s indicated that if the pending merger is approved by the Company’s stockholders, Moody’s will lower the ratings on these notes to Ba3. Accordingly, if these downgrades are issued, the interest rate on each of the three series of notes will be increased 1.25% from their initial interest rate (or an additional 100 basis points from the current interest rate) retroactive to the beginning of the then current respective interest period. Any downgrade by either rating agency on our current or future senior unsecured notes, whether or not below investment grade, could increase the pricing of any amounts drawn under our syndicated bank credit facilities — namely, the spread to LIBOR increases as our ratings from either S&P or Moody’s decreases. A downgrade in our credit rating below investment grade could also result in an increase in the amount of collateral required by our letters of credit. A downgrade in our senior unsecured rating below BB from S&P or below Ba3 from Moody’s would trigger a default for our Apple Ridge Funding LLC secured facility. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

DEBT MATURITIES

Aggregate maturities of unsecured debt are as follows:

Year	Amount

2007	$—
2008	—
2009	250
2010	—
2011	1,050
Thereafter	500

$1,800

The Company also has secured facilities under which $893 million of debt is issued. These facilities are subject to renewal, which is expected to occur for the foreseeable future.

10.	EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

To facilitate the separation from Cendant, a new defined benefit pension plan was created which assumed the assets and liabilities of employees of the real estate services businesses of Cendant. At December 31, 2006, the accumulated benefit obligation of this plan was $120 million and the plan assets were $106 million resulting in an unfunded accumulated benefit obligation of $14 million which is recorded in non-current liabilities in the Consolidated and Combined Balance Sheets. The projected benefit obligation of this plan is equal to the accumulated benefit obligation of $120 million as the majority of the employees participating in this plan are no longer accruing benefits. As a result, the adoption of SFAS 158 for this plan had an immaterial impact on the Company’s financial statements. The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost are as follows:

Discount rate	6.15%
Expected long term return on assets	8.25%
Compensation increase	4.50%

The estimated net expense for the period from August 1, 2006 to December 31, 2006 is approximately $1 million and is comprised of interest cost of approximately $3 million, amortization of unrecognized loss of approximately $1 million offset by the expected return on assets of approximately $3 million.

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, prudently invest to preserve capital and to provide sufficient liquidity under the plan. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historic real return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocation as of December 31, 2006:

Equity securities	63%
Debt securities	34%
Real estate	3%

100%

OTHER EMPLOYEE BENEFIT PLANS

The Company also maintains post-retirement heath and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2006, the related projected benefit obligation for these plans, which was fully accrued on the Company’s Consolidated and Combined Balance Sheets (primarily within other non-current liabilities), was $9 million. The expense recorded by the Company in 2006 was immaterial.

DEFINED CONTRIBUTION SAVINGS PLAN

The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s cost for contributions to this plan was $26 million, $24 million and $22 million during 2006, 2005 and 2004, respectively.

11.	INCOME TAXES

The income tax provision consists of the following for the year ended December 31:

	2006	2005	2004

Current:
Federal	$112	$320	$281
State	21	48	66
Foreign	2	1	1

	135	369	348

Deferred:
Federal	93	19	52
State	9	18	(20)
Foreign	—	2	(1)

	102	39	31

Provision for income taxes	$237	$408	$379

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2006	2005	2004

Domestic	$597	$1,037	$1,001
Foreign	7	1	—

Pre-tax income	$604	$1,038	$1,001

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2006	2005

Current deferred income tax assets:
Accrued liabilities and deferred income	$121	$41
Provision for doubtful accounts and relocation properties held for sale	11	7
Net operating loss carryforwards	1	5
Change in reserves	—	1
Other	—	1
Valuation allowance(*)	—	(4)

Current deferred income tax assets	133	51
Current deferred income tax liabilities:
Prepaid expenses	27	2
Acquisition and integration-related liabilities	—	2

Current deferred income tax liabilities	27	4

Current net deferred income tax asset	$106	$47

Non-current deferred income tax assets:
Net operating loss carryforwards	$14	$18
Alternative minimum tax credit carryforward	14	28
Accrued liabilities and deferred income	84	97
Depreciation and amortization	121	157
State tax credits	1	2
Comprehensive income	13	—
Provision for doubtful accounts and relocation properties held for sale	5	—
Other	1	1
Valuation allowance(*)	(3)	(7)

Non-current deferred income tax assets	$250	$296

(*)	The valuation allowance of $3 million and $11 million at December 31, 2006 and 2005, respectively, relates to state net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred tax assets are more likely than not to be realized.

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $2 million, which expire in 2024. No provision has been made for U.S. federal deferred income taxes on approximately $6 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2006 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable. Included in deferred income tax assets as of December 31, 2006 is a deferred tax asset of $59 million of which $5 million is classified as current and $54 million is classified as long term. The deferred tax asset arose as a result of temporary differences related to future contractual payments to be received from a former Cendant subsidiary. The Company expects to utilize this asset as future payments are made under the agreement which is expected to occur over a 15 year period subject to certain conditions.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.1	4.2	3.0
Resolution of a contingent tax liability	(0.8)	—	—
SFAS 123(R) equity-based compensation tax expense	0.7	—	—
Other	1.3	0.1	(0.1)

	39.3%	39.3%	37.9%

The Company believes that its accruals for tax liabilities are adequate for all remaining open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies” and are currently maintained on the Company’s balance sheet.

Under the Tax Sharing Agreement, the Company is responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. Our Consolidated and Combined Balance Sheet at December 31, 2006 reflects liabilities to our former parent of $367 million relating to tax matters for which the Company is potential liability under the Tax Sharing Agreement.

Cendant and the IRS have settled the IRS examination for Cendant’s taxable years 1998 through 2002 during which the Company was included in Cendant’s tax returns. The settlement includes the favorable resolution regarding the deductibility of expenses associated with the shareholder class action litigation resulting from the merger with CUC International, Inc. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in these financial statements. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

12.	SEPARATION AND RESTRUCTURING COSTS

Separation Costs

The Company incurred separation costs of $66 million for the year ended December 31, 2006. These costs were incurred in connection with the separation from Cendant and relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The majority of the separation costs incurred related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards (See Note 13-Stock Based Compensation for additional information).

2006 Restructuring Program

During the second quarter of 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The Company recorded restructuring charges of $46 million in 2006, of which $39 million is expected to be paid in cash. As of December 31, 2006, $16 million of these costs have been paid. These charges primarily represent facility consolidation and employee separation costs.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$14	$25	$7	$46
Cash payments and other reductions	(8)	(8)	(7)	(23)

Balance at December 31, 2006	$6	$17	$—	$23

Total restructuring charges are as follows:

			Cash	Liability
			Payments/	as of
	Opening	Expense	Other	December 31,
	Balance	Recognized	Reductions	2006

Real Estate Franchise Services	$—	$2	$(1)	$1
Company Owned Real Estate
Brokerage Services	—	39	(19)	20
Relocation Services	—	4	(2)	2
Title and Settlement Services	—	1	(1)	—

	$—	$46	$(23)	$23

2005 Restructuring Program

During the year ended December 31, 2005, the Company recorded $6 million of restructuring charges as a result of restructuring activities undertaken following the PHH spin-off. The restructuring activities were targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The most significant area of cost reduction was the consolidation of processes and offices in the Company’s brokerage business.

The initial recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel	Facility	Asset
	Related	Related	Impairments	Total

Restructuring expense	$2	$3	$1	$6
Cash payments and other reductions	(1)	(3)	(1)	(5)

Balance at December 31, 2005	$1	$—	$—	$1

Total restructuring charges were recorded as follows:

			Cash	Liability
			Payments/	as of
	Opening	Expense	Other	December 31,
	Balance	Recognized	Reductions	2005

Real Estate Franchise Services	$—	$—	$—	$—
Company Owned Real Estate
Brokerage Services	—	5	(4)	1
Relocation Services	—	—	—	—
Title and Settlement Services	—	1	(1)	—

	$—	$6	$(5)	$1

The $1 million liability at December 31, 2005 was utilized in 2006.

13.	STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from Cendant Awards

Prior to August 1, 2006, all employee equity awards (stock options and restricted stock units (“RSUs”)) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every four shares of Cendant’s common stock. As a result, the Company issued approximately 2.6 million RSUs and approximately 29.7 million stock options (weighted average exercise price of $29.96) upon completion of the conversion of existing Cendant equity awards into Realogy equity awards on August 1, 2006. As the conversion was considered a modification of an award in accordance with SFAS No. 123(R), the Company compared the fair value of the award immediately prior to separation from Cendant to the fair value immediately after separation to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense of $11 million in 2006.

In connection with the distributions of the shares of common stock of Realogy and Wyndham Worldwide to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved the acceleration of vesting of all outstanding equity awards. This acceleration took place on August 15, 2006. As a result of the acceleration of the vesting of these awards, the Company recorded additional non-cash compensation expense of $40 million in 2006.

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant’s Compensation Committee approved the grant of incentive awards of approximately $70 million to the key employees and senior officers of the Company which until the separation were cash-based awards. As per the grant terms, such awards converted to Company RSUs and stock appreciation rights (“SARs”) on August 1, 2006. The awards vest ratably over a period of four years. However, in accordance with the equity plan the awards vest immediately upon a change of control. The number of RSUs and SARs granted were 2.4 million and 0.8 million, respectively.

On May 2, 2006, Cendant’s Compensation Committee also approved the grant of performance-based incentive awards of approximately $8 million to certain executive officers of Realogy in the form of RSUs and SARs, the terms relating to vesting parameters were approved by the Company’s Compensation Committee on July 26, 2006 and were converted into equity awards relating to Realogy’s common stock on August 1, 2006. The awards vest at the end of a three-year performance period, subject to the attainment of specific performance goals related to the growth of Realogy’s adjusted earnings per share over a period of three years. However, in accordance with the equity plan the awards vest immediately upon a change of control. The number of RSUs and SARs granted were 0.2 million and 0.3 million, respectively.

The Company utilized the Black-Scholes pricing model to estimate the fair value of the SARs on the date of each grant. The Company utilized the historical and implied volatilities of its peer group with similar business models to estimate the Company’s volatility. The estimated holding period for the SARs was determined based upon the simplified method described in SEC Staff Accounting Bulletin No. 107. The contractual term of the SARs is seven years. The following table presents the assumptions used to determine the estimated fair value.

	Time Vested	Performance-
	SARs	based SARs

Expected holding period (years)	4.75	5.00
Risk free interest rate	4.9%	4.9%
Dividend yield	0%	0%
Expected volatility	30%	30%
Weighted average fair value of SARs at date of grant	$9.02	$9.29

The activity related to the Company’s incentive equity awards from the date of Separation to December 31, 2006 consisted of the following:

	SARs		RSUs		Options
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of SARs	Grant Price	of RSUs	Grant Price	of Options(c)	Exercise Price

Balance at August 1, 2006	1.1	$26.10	5.2	$29.98	29.7	$29.96
Vested/exercised(a)	—	—	(2.6)	33.82	(2.1)	22.65
Canceled	—	—	(0.1)	27.09	(1.3)	36.84

Balance at December 31, 2006(b)	1.1	$26.10	2.5	$26.10	26.3	$30.22

(a)	Stock options exercised during the five months ended December 31, 2006 had an intrinsic value of $14 million.
(b)	As of December 31, 2006, the Company’s outstanding “in the money” stock options using the year-end share price of $30.32 (approximately 14.7 million shares) had aggregate intrinsic value of $108 million. Aggregate unrecognized compensation expense related to SARs and RSUs amounted to $65 million as of December 31, 2006, which is expected to be recognized ratably over a weighted average vesting period of 3.19 years.
(c)	Options outstanding as of December 31, 2006 have a weighted average remaining contractual life of 2.33 years and all options are exercisable.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2006:

	Outstanding and Exercisable Options
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price

$0.01 to $10.00	—	—	$—
$10.01 to $20.00	5.9	2.56	15.49
$20.01 to $30.00	5.7	3.03	26.74
$30.01 to $40.00	10.7	2.35	32.63
$40.01 to $50.00	3.1	0.92	49.30
$50.01 to $60.00	0.9	1.08	54.60

	26.3	2.33	$30.22

Stock-Based Compensation Expense

For the 2006 period, prior to the date of Separation, Cendant allocated pre-tax stock-based compensation expense of $10 million ($6 million after tax) to the Company compared to $13 million and $9 million ($8 million and $6 million after tax) for the years ended December 31, 2005 and 2004, respectively. Such compensation expense relates only to the options and RSUs that were granted by Cendant to the Company’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the award. As previously discussed, Cendant accelerated the vesting of these awards in connection with the separation.

In addition to amounts allocated from Cendant, the Company recorded stock-based compensation expense after separation of $13 million ($8 million after tax) in 2006 related to the incentive equity awards granted by the Company.

14.	RELATED PARTY TRANSACTIONS WITH CENDANT PRIOR TO SEPARATION

DISTRIBUTION OF CAPITAL TO CENDANT

The Company’s relocation business was a subsidiary of PHH through January 31, 2005, the date Cendant completed its spin-off of PHH. In connection with the spin-off, the Company eliminated all intercompany receivables due from PHH through a distribution of capital. Accordingly, the Company recorded a non-cash reduction of $609 million to invested equity in its Consolidated and Combined Balance Sheet. During 2004, the Company distributed $4 million of capital to Cendant, which was recorded as a non-cash reduction of invested equity in its Consolidated and Combined Balance Sheet.

DIVIDENDS TO CENDANT

During 2004, the Company made a cash dividend payment of $38 million to Cendant, which was recorded as a reduction of invested equity in the Company’s Consolidated and Combined Balance Sheet.

DUE TO CENDANT, NET

The following table summarizes related party transactions occurring between the Company and Cendant through the date of Separation including the assumption of certain liabilities:

	Years Ended December 31,
	2006	2005	2004

Due to Cendant, beginning balance	$440	$386	$723

Corporate related functions	55	101	91
Related party agreements	(1)	(3)	(1)
Income taxes, net	121	350	336
Net interest earned on amounts due from (to) Cendant	(11)	(9)	(9)
Transfers to Cendant, net	(430)	(385)	(754)
Assumption of liabilities and forgiveness of intercompany balance	(174)	—	—

	(440)	54	(337)

Due to Cendant, ending balance	$—	$440	$386

The average balances due to Cendant in 2006, 2005 and 2004 were $220 million, $413 million and $555 million, respectively.

Corporate Related Functions

Through the date of separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on either a percentage of the Company’s forecasted revenues or, in the case of the Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate overhead expense allocations included executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space. During 2006, 2005 and 2004, the Company was allocated $24 million, $38 million and $33 million of general corporate expenses from Cendant, respectively, which are included within the general and administrative expenses line item in the accompanying Consolidated and Combined Statements of Income.

Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, revenue franchise audit, telecommunications and real estate usage for Company-specific space. During 2006, 2005 and 2004, the Company was allocated $31 million, $63 million and $58 million of expenses directly benefiting the Company, respectively, which are included within the general and administrative expenses line item in the accompanying Consolidated and Combined Statements of Income.

The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for the Company to estimate for all historical periods presented, the actual level of expenses that would have been incurred had the Company been operating as a separate independent company.

Related Party Agreements

Prior to the separation from Cendant, the Company conducted the following business activities with Cendant and its other subsidiaries: (i) provided employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (ii) provided commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iii) provided brokerage and settlement services products and services to employees of Cendant’s other subsidiaries; (iv) utilized corporate travel management services of Cendant’s travel distribution services business; and (v) designated Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. In connection with these activities, the Company recorded net revenues of $1 million, $3 million and $1 million during 2006, 2005 and 2004, respectively.

Income Taxes, net

The Company was included in the consolidated federal and state income tax returns of Cendant through the date of Separation. The net income tax payable to Cendant which was recorded as a component of the due to Cendant, net line item in the accompanying Consolidated and Combined Balance Sheets, was forgiven at the date of Separation.

Net Interest Earned on Amounts Due from and to Cendant and Advances to Cendant, net

Also in the ordinary course of business prior to Separation, Cendant swept cash from the Company’s bank accounts and the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant. Certain of the advances between the Company and Cendant were interest bearing. In connection with the interest bearing activity, the Company recorded net interest income of $11 million, $9 million and $9 million during 2006, 2005 and 2004, respectively.

15.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is responsible for 62.5%. At separation, the amount of liabilities which were assumed by the Company approximated $843 million. This amount was comprised of certain Cendant Corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Wyndham Worldwide and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant with the assistance of a third-party in accordance with FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

At separation, the Company issued the following guarantees:

•	Contingent litigation liabilities The Company assumed 62.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities could vary considerably and is expected to occur over several years.

•	Contingent tax liabilities The Company is liable for 62.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities could vary considerably and is expected to occur over several years.

•	Cendant other corporate liabilities We have assumed 62.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party, in each case to the extent incurred by the date of the sale of Travelport. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Wyndham Worldwide and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

The $843 million of liabilities recorded at Separation was comprised of $215 million for contingent litigation settlement liabilities, $385 million for contingent tax liabilities and $243 million for other contingent and corporate liabilities. The majority of the $843 million of liabilities noted above have been classified as due to former parent in the Consolidated and Combined Balance Sheet as the Company is indemnifying

Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2006, the due to former parent balance has been reduced to $648 million primarily as a result of the settlement of contingent litigation matters and the favorable resolution of federal income tax matters associated with Cendant’s 1999 shareholder litigation position regarding the deductibility of expenses associated with the shareholder class action litigation resulting from the merger with CUC. In addition, the due to former parent balance of $648 million includes approximately $40 million of health and welfare claims that were administrated and paid by Avis Budget since separation, for which the Company reimbursed Avis Budget in January 2007.

Rollforwards of the contingent litigation settlement liabilities and contingent tax liabilities are noted below.

Rollforward of Contingent Litigation Settlement Liabilities
Balance at Separation	$215
Payments related to the settlement of legal matters	(68)
Net reversal of accruals(a)	(32)

Balance at December 31, 2006	$115

Rollforward of Contingent Tax Liabilities
Balance at Separation	$385
Net reversal of accruals(a)	(18)

Balance at December 31, 2006	$367

(a) The net reversal of accruals of contingent litigation liabilities does not include the write-off of a litigation receivable for $11 million related to a favorable net settlement of a litigation matter.

The net reversal of accruals and the amounts noted in footnote (a) above are included in the $38 million benefit in Former parent legacy costs (benefit), net in the Consolidated and Combined Statements of Income.

Transactions with Avis Budget Group and Wyndham Worldwide

Prior to our Separation from Cendant, we entered into a Transition Services Agreement with Cendant, Wyndham Worldwide and Travelport to provide for an orderly transition to being an independent company. Under the Transition Services Agreement, Cendant agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the Transition Services Agreement may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the period from the date of Separation to December 31, 2006, the Company recorded $6 million of expenses and $1 million of other income in the Consolidated and Combined Statements of Income related to these agreements.

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture, which has a 50-year term and is subject to early termination upon the occurrence of certain events or at the Company’s election at any time after January 31, 2015 by providing two years’ notice to PHH. During the year ended December 31, 2006 the Company invested an additional $3 million in PHH Home Loans. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. The Company also entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. Under such agreement, the Company must (i) recommend PHH Home Loans as the exclusive provider of mortgage loans to independent sales associates, employees and customers of the Company’s real estate brokerage and relocation businesses and (ii) sell mortgage origination businesses acquired by the Company’s real estate brokerage business to the PHH Home Loans pursuant to pre-specified pricing parameters. Additionally, the Company maintains a marketing agreement with PHH whereby PHH is the exclusive recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees and a license agreement with PHH whereby PHH Home Loans will be granted a license to use certain of the Company’s real estate brand names. The marketing agreement expires in 2030. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues, including equity earnings, of $12 million and $9 million during the years ended December 31, 2006 and 2005, respectively.

16.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2006 are as follows:

Year	Amount

2007	$165
2008	134
2009	106
2010	78
2011	54
Thereafter	83

$620

Commitments under capital leases amounted to $24 million at December 31, 2006. During 2006, 2005 and 2004, the Company incurred total rental expense of $225 million, $196 million and $179 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2006 are approximately $81 million.

License Fees

The Company is required to pay a minimum licensing fee to Sotheby’s beginning in 2009 through 2054. The Company expects the annual minimum licensing fee to approximate $2 million a year.

LITIGATION

In addition to the former parent contingent liability matters disclosed in Note 15 — Separation Adjustments and Transactions with Former Parent and Subsidiaries, the Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) contending that the Company’s written disclosures failed to adequately disclose certain fees charged to consumers; (iii) concerning alleged violations of RESPA and California’s Unfair Competition Law with respect to whether a product and service provided by a joint venture to which the Company was a party constitutes a settlement service; (iv) concerning the Company’s methods of disclosure with respect to certain fees charged for services provided by third parties to title customers; (v) contending that the Company purportedly conspired with certain local real estate and mortgage related businesses and individuals in Mississippi who have been alleged to have exaggerated the appraised values on about 90 properties; (vi) contending that the Company violated its franchise obligations to a particular franchisee based upon NRT’s use of the Coldwell Banker® trademark; (vii) contending that the Company may have failed to pay appropriate wages to certain categories of title employees; and (viii) contending that a group of independent contractor agents working in a particular NRT brokerage office are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision.

The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued for could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated and combined financial position or liquidity.

GUARANTEES/INDEMNIFICATIONS

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in derivative contracts and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Guarantees Recorded at Separation

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Wyndham Worldwide. See Note 15 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for additional information. In addition, the Separation and Distribution Agreement requires the Company to post a letter of credit or similar security obligation if, as a result of a change of control, recapitalization or other significant extraordinary corporate transaction, the Company were to suffer a downgrade to its senior debt credit rating below BB (as rated by S&P) and below Ba (as rated by Moody’s).

Other Guarantees/Indemnifications

In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2006 extend into 2010 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $17 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees. As of December 31, 2006, the liability recorded by the Company in connection with these guarantees was not significant.

SELF-INSURANCE

At December 31, 2006 and 2005, the Consolidated and Combined Balance Sheets include approximately $58 million and $51 million, respectively, of liabilities relating to (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) for vacant dwellings and household goods in transit within the Relocation Services segment and (iii) premium and claim reserves for our title underwriting business. The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation and other benefits provided to the Company’s employees.

17.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments(*)	Adjustment	Income/(Loss)

Balance at January 1, 2004	$4	$—	$4
Current period change	3	—	3

Balance at December 31, 2004	7	—	7
Current period change	(3)	—	(3)

Balance at December 31, 2005	4	—	4
Additional minimum pension liability recorded at Separation	—	(22)	(22)
Current period change	1	(1)	—

Balance at December 31, 2006	$5	$(23)	$(18)

(*)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the statements of income.

Share Repurchase Program

On August 23, 2006, the Company announced that our Board of Directors had authorized a share repurchase program to repurchase up to 48 million shares of our approximately 250 million outstanding shares, or approximately 19% of our outstanding common stock. On August 28, 2006, in furtherance of the share repurchase program, the Company commenced a modified “Dutch Auction” tender offer for up to 32 million shares of our common stock, with the option to purchase an additional 2% of its outstanding shares (or approximately 5 million shares) without extending the offer beyond its expiration date. The offer to purchase shares expired on September 26, 2006 and on October 6, 2006, we completed the tender offer, by purchasing 37 million shares of our common stock at a price of $23.00 per share for a total cost of $851 million. These repurchased shares were retired.

The Company intended to purchase the remaining 11 million shares through open market repurchases and the Company repurchased approximately 1,177,000 of these shares by October 31, 2006 at an average price of $26.71 per share. These repurchased shares were retired. No additional shares have been repurchased since that date and none are contemplated as a result of the merger agreement entered into on December 15, 2006 with affiliates of Apollo Management VI, L.P.

18.	FINANCIAL INSTRUMENTS

RISK MANAGEMENT

Following is a description of the Company’s risk management policies.

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and Euro. In accordance with SFAS 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated and Combined Statements of Income. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. The impact of these forward contracts was not material to the Company’s results of operations, cash flows or financial position during 2006, 2005 and 2004.

Interest Rate Risk

At December 31, 2006, the Company has $950 million of fixed rate debt and $850 million of variable rate debt. The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 2006 the estimated fair value of our fixed rate debt approximated $975 million, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the estimated fair value of the senior notes is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would have a $36 million impact on the fair value of our fixed rate debt.

In the normal course of business, the Company borrows funds under its secured borrowing facilities and utilizes such funds to generate assets on which it generally earns interest income. The Company does not believe it is exposed to significant interest rate risk in connection with these activities as the rate it incurs on such borrowings and the rate it earns on such assets are based on similar variable indices, thereby providing a natural hedge.

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

As of December 31, 2006, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base.

Market Risk Exposure

During 2006, 2005 and 2004, the Company generated 24%, 27% and 27%, respectively, of its net revenues from transactions in the state of California.

FAIR VALUE

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, relocation receivables and advances, trade receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts and estimated fair values of all other financial instruments at December 31, are as follows:

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Secured obligations	$893	$893	$757	$757
Term loan	600	600	—	—
Senior notes	1,200	1,225	—	—

19.	SEGMENT INFORMATION

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for secured assets and obligations), income taxes and minority interest, each of which is presented in the Company’s Consolidated and Combined Statements of Income. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

YEAR ENDED DECEMBER 31, 2006

		Company
		Owned
	Real Estate	Real Estate		Title and	Corporate
	Franchise	Brokerage	Relocation	Settlement	and
	Services	Services	Services	Services	Other(b)	Total

Net revenues(a)	$879	$5,022	$509	$409	$(327)	$6,492
EBITDA	613	25	103	45	(11)	775
Depreciation and amortization	24	88	16	12	2	142
Segment assets	1,325	2,865	1,440	253	785	6,668
Capital expenditures	6	61	21	15	27	130

YEAR ENDED DECEMBER 31, 2005

		Company
		Owned
	Real Estate	Real Estate		Title and	Corporate
	Franchise	Brokerage	Relocation	Settlement	and
	Services	Services	Services	Services	Other(b)	Total

Net revenues(a)	$988	$5,723	$495	$316	$(383)	$7,139
EBITDA	740	250	124	53	—	1,167
Depreciation and amortization	24	88	19	5	—	136
Segment assets	1,449	2,767	1,179	131	(87)	5,439
Capital expenditures	10	85	23	13	—	131

YEAR ENDED DECEMBER 31, 2004

		Company
		Owned
	Real Estate	Real Estate		Title and	Corporate
	Franchise	Brokerage	Relocation	Settlement	and
	Services	Services	Services	Services	Other(b)	Total

Net revenues(a)	$904	$5,242	$455	$303	$(355)	$6,549
EBITDA	666	263	126	62	(2)	1,115
Depreciation and amortization	23	74	19	4	—	120
Segment assets	1,533	2,453	998	106	(75)	5,015
Capital expenditures	7	54	15	11	—	87

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include $327 million, $369 million and $341 million of intercompany royalties paid by the Company Owned Real Estate Brokerage Services segment during 2006, 2005 and 2004, respectively. Such amounts are eliminated through the Corporate and Other column. Revenues for the Real Estate Franchise Services segment include $0 million, $14 million and $14 million of intercompany royalties paid by the Title and Settlement Services segment during 2006, 2005 and 2004, respectively. Such amounts are also eliminated through the Corporate and Other column. Revenues for the Relocation Services segment include $55 million, $57 million and $49 million of intercompany referral fees paid by the Company Owned Real Estate Brokerage Services segment during 2006, 2005 and 2004, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to net income.

	Years Ended December 31,
	2006	2005	2004

EBITDA	$775	$1,167	$1,115
Less: Depreciation and amortization	142	136	120
Interest expense/(income), net	29	(7)	(6)

Income before income taxes and minority interest	604	1,038	1,001
Provision for income taxes	237	408	379
Minority interest, net of tax	2	3	4

Net income	$365	$627	$618

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United	All Other
	States	Countries	Total

2006
Net revenues	$6,411	$81	$6,492
Total assets	6,475	193	6,668
Net property and equipment	339	3	342

2005
Net revenues	$7,066	$73	$7,139
Total assets	5,218	221	5,439
Net property and equipment	300	4	304

2004
Net revenues	$6,488	$61	$6,549
Total assets	4,816	199	5,015
Net property and equipment	237	4	241

20.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Provided below is selected unaudited quarterly financial data for 2006 and 2005.

	2006
	First	Second	Third		Fourth

Net revenues
Real Estate Franchise Services	$194	$254	$233		$198
Company Owned Real Estate Brokerage Services	1,102	1,501	1,337		1,082
Relocation Services	107	130	142		130
Title and Settlement Services	91	113	109		96
Other(a)	(72)	(96)	(87)		(72)

	$1,422	$1,902	$1,734		$1,434

EBITDA
Real Estate Franchise Services	$131	$189	$158		$135
Company Owned Real Estate Brokerage Services	(36)	63	28		(30)
Relocation Services	15	34	33		21
Title and Settlement Services	7	15	14		9
Other	—	(5)	(31)		25

	117	296	202		160
Less: Depreciation and amortization	36	34	36		36
Interest expense/(income), net	(5)	(5)	14		25

Income before income taxes and minority interest(b)(c)	$86	$267	$152		$99

Net income	$54	$163	$82	(d)	$66

Earnings per share:
Basic earnings per share	$0.22	$0.65	$0.33	(d)	$0.30

Weighted average shares	250.5	250.5	251.4		218.6

Diluted earnings per share	$0.22	$0.65	$0.32	(d)	$0.30

Weighted average shares	250.5	250.5	252.8		221.1

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	Includes separation costs of $6 million, $57 million and $3 million in the second, third and fourth quarters, respectively, and former parent legacy costs of $3 million in the third quarter offset by a benefit of $41 million in the fourth quarter.

(c)	Includes restructuring charges of $12 million, $14 million and $20 million in the second, third and fourth quarters, respectively.

(d)	As described in Note 2 - Summary of Significant Accounting Policies, the Company accounted for the change from the long haul method to the simplified method to calculate the pool of excess tax benefits as a change in accounting principle under SFAS 154. As a result, the effect of electing to use the simplified method was retroactively applied to the first period affected by the change in accounting principle which was the third quarter of 2006. The effect on the third quarter of 2006 was to reduce net income by $5 million as a result of additional tax expense and reduce basic and diluted earnings per share by $0.02.

	2005
	First	Second	Third	Fourth

Net revenues
Real Estate Franchise Services	$193	$280	$286	$229
Company Owned Real Estate Brokerage Services	1,113	1,655	1,667	1,288
Relocation Services	105	134	140	116
Title and Settlement Services	65	87	93	71
Other(a)	(77)	(110)	(111)	(85)

	$1,399	$2,046	$2,075	$1,619

EBITDA
Real Estate Franchise Services	$136	$215	$219	$170
Company Owned Real Estate Brokerage Services	(8)	116	123	19
Relocation Services	20	40	42	22
Title and Settlement Services	5	19	21	8
Other	1	—	—	(1)

	154	390	405	218
Less: Depreciation and amortization	30	31	34	41
Interest expense/(income), net	1	(2)	(4)	(2)

Income before income taxes and minority interest(b)	$123	$361	$375	$179

Net income	$73	$218	$227	$109

Earnings per share - basic and diluted	$0.29	$0.87	$0.91	$0.43

Weighted average shares	250.5	250.5	250.5	250.5

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	Includes restructuring charges of $4 million, $1 million and $1 million in the first, second and third quarters, respectively.

21.	SUBSEQUENT EVENTS

In connection with Cendant’s sale of its former Marketing Services division in October 2005, Cendant received preferred stock with a carrying value of $83 million (face value of $125 million) and warrants with a carrying value of $3 million in Affinion Group Holdings, Inc. (“Affinion”, an affiliate of Apollo) as part of the purchase price consideration. At Separation, the Company received the right to 62.5% of the proceeds from Cendant’s investment in Affinion and the book value of the investment recorded by the Company on August 1, 2006 was $58 million. In January 2007, the Company received $66 million of cash proceeds related to the redemption of a portion of preferred stock investment with a book value of $46 million resulting in a gain of approximately $20 million.

On February 28, 2007, the Company entered into an agreement to amend its Kenosia Funding LLC securitization arrangement to increase the borrowing capacity from $125 million to $175 million.

As previously disclosed, on December 15, 2006, the Company entered into a letter agreement with Mr. Silverman regarding our respective obligations with respect to the Separation Benefits (including post-termination consulting obligations and payments related thereto) applicable under his existing employment agreement with us, which is described elsewhere in this Annual Report under “Item 11 — Executive Compensation — Employment Agreements and Other Arrangements.” Pursuant to this letter agreement, Realogy was relieved from a contractual obligation to deposit the lump sum amount referred to below into a rabbi trust within 15 days following the occurrence of a Potential Change in Control (e.g. the execution of the merger agreement with Apollo affiliates). Rather, this amount will be deposited into a rabbi trust no later than the consummation of a change in control. The letter agreement provides for a payment to Mr. Silverman in an amount representing the net value of the Separation Benefits and the consulting payments. That payment is in lieu of his receiving the Separation Benefits and consulting payments during the time periods provided for in the employment agreement.

On March 6, 2007, in accordance with the terms of Mr. Silverman’s employment agreement, our Compensation Committee determined that the net present value of the Separation Benefits were valued at approximately $54 million, however, the amount of the lump sum cash payment will be capped at $50 million as previously agreed.

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

1.1	Purchase Agreement, dated October 13, 2006, by and among Realogy Corporation and J.P. Morgan Securities, Inc. and Barclays Capital Inc., as representatives of the initial purchasers named therein (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 17, 2006)
2.1	Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 31, 2006)
2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 23, 2006)
2.3	Agreement and Plan of Merger, dated as of December 15, 2006, by and among Domus Holdings Corp., Domus Acquisition Corp. and Realogy Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 18, 2006)
3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2006)
3.2	Amended and Restated By-laws of Realogy Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 14, 2006)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Realogy Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated July 14, 2006)
4.1	Rights Agreement dated as of July 13, 2006, between Realogy Corporation and Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 2006)
4.2	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as part of Exhibit 4.1 hereto)
4.3	First Amendment to Rights Agreement, dated as of December 15, 2006, by and between Realogy Corporation and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 18, 2006)
4.4	Indenture, dated October 20, 2006, by and between Realogy Corporation and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.5	Form of floating rate senior notes due October 20, 2009. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.6	Form of 6.15% senior notes due October 15, 2011. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.7	Form of 6.50% senior notes due October 15, 2016. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated October 20, 2006)
4.8	Registration Rights Agreement, dated October 20, 2006, by and between Realogy and J.P. Morgan Securities Inc. and Barclays Capital Inc., as representatives of the initial purchasers named therein. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated October 20, 2006)
10.1	Tax Sharing Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Realogy Corporation Current Report on Form 8-K dated July 31, 2006)
10.2	Transition Services Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2006)
10.3	Employment Agreement with Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 001-32852))**

10	.3(a)	Letter Agreement dated December 19, 2006, between Realogy and Henry R. Silverman amending Employment Agreement with Henry R. Silverman**
10.4		Employment Agreement with Richard A. Smith (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 001-32852))**
10	.4(a)	Amendment to Employment Agreement dated as of January 4, 2007, by and between Realogy Corporation and Richard A. Smith **
10.5		2006 Equity and Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136057))**
10.6		Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 001-32852))**
10.7		Savings Restoration Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 001-32852))**
10.8		Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 001-32852)) **
10.9		Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 001-32852))**
10.10		2006 Equity and Incentive Plan award agreement for restricted stock units (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 31, 2006)**
10.11		2006 Equity and Incentive Plan award agreement for stock appreciation rights (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 31, 2006)**
10.12		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.1 to the Cendant Corporation Current Report on Form 8-K dated February 4, 2005)
10	.12(a)	Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement, dated as of April 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.12(b)	Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement, dated as of March 31, 2006, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.13		Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.2 to the Cendant Corporation Current Report on Form 8-K dated February 4, 2005)
10	.13(a)	Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC . (Incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.14		Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., Sotheby’s Holdings, Inc., Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.14(a)	Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s Holdings, Inc., Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10	.14(b)	Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s Holdings, Inc., Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.14(c)	Consent of SPTC Delaware, LLC, Sotheby’s Holdings, Inc. and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.14(d)	Joinder Agreement dated as of January 1, 2005, between SPTC Delaware, LLC, Sotheby’s Holdings, Inc., and Sotheby’s, and Cendant Corporation and Sotheby’s International Realty Licensee Corporation
10.15		Lease, dated as of December 29, 2000, between One Campus Associates L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.15(a)	First Amendment of Lease, dated October 16, 2001, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.15(b)	Second Amendment to Lease, dated as of June 7, 2002, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.15(c)	Third Amendment to Lease, dated as of April 28, 2003, by and between DB Real Estate One Campus Drive, L.P. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(c) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.16		Office Building Lease, dated as of August 29, 2003, between MV Plaza, Inc. and Cendant Corporation (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.17		Agreement of Lease, dated as of August 11, 1997, between MMP Realty, LLC and HFS Mobility Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.17(a)	First Amendment to Agreement of Lease, dated as of November 4, 2004, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.17(b)	Second Amendment to Agreement of Lease, dated as of April 18, 2005, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(b) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.18		Lease Agreement, dated as of July 25, 2003, between Cendant Operations, Inc. and Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.19		Lease, dated as of November 19, 1997, between HFS, Incorporated and Carramerica Realty, L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.19(a)	First Amendment to Lease, dated as of January 27, 1999, between Cendant Operations, Inc. and Carramerica Realty, L.P. (Incorporated by reference to Exhibit 10.17(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.19(b)	Second Amendment of Lease, dated as of April 28, 2003, between Cendant Operations, Inc. and Carr Texas OP, LP (Incorporated by reference to Exhibit 10.17(b) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.19(c)	Third Amendment of Lease, dated as of January 1, 2004, between Cendant Operations, Inc. and Carr Texas OP, LP (Incorporated by reference to Exhibit 10.17(c) to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.19(d)	Fourth Amendment of Lease, dated as of August 19, 2005, between Cendant Operations, Inc. and Carr Texas OP, LP (Incorporated by reference to Exhibit 10.17(d) to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.20	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation, as originator and seller, and Apple Ridge Services Corporation as buyer (Incorporated by reference to Exhibit 10.3 to the Cendant Corporation Current Report on Form 8-K dated February 3, 2005)
10.21	Transfer and Servicing Agreement, dated as of April 25, 2000, by and between Apple Ridge Services Corporation, as transferor, Cendant Mobility Services Corporation, as originator and servicer, Cendant Mobility Financial Corporation, as originator and Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), as transferee, and Bank One, National Association (now JPMorgan Chase Bank, National Association), as indenture trustee (Incorporated by reference to Exhibit 10.4 to the Cendant Corporation Current Report on Form 8-K dated February 3, 2005)
10.22	Assignment and Assumption Agreement Relating to Performance Guaranty entered into December 20, 2004 by PHH Corporation and Cendant Corporation and was agreed and consented to and accepted by Cendant Mobility Financial Corporation, Apple Ridge Funding LLC (now known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC) and JPMorgan Chase Bank, National Association, as indenture trustee (Incorporated by reference to Exhibit 10.6 to the Cendant Corporation Current Report on Form 8-K dated February 3, 2005)
10.23	Omnibus Amendment, Agreement and Consent entered into December 20, 2004 among Cendant Mobility Services Corporation (now known as Cartus Corporation), Cendant Mobility Financial Corporation (now known as Cartus Financial Corporation), Apple Ridge Services Corporation, Apple Ridge Funding LLC (then known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to Exhibit 10.7 to the Cendant Corporation Current Report on Form 8-K dated February 3, 2005)
10.24	Second Omnibus Amendment, Agreement and Consent entered into January 31, 2005 among Cendant Mobility Services Corporation (now known as Cartus Corporation), Cendant Mobility Financial Corporation (now known as Cartus Financial Corporation), Apple Ridge Services Corporation, Cendant Mobility Client-Backed Relocation Receivables Funding LLC (now known as Apple Ridge Funding LLC), JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to Exhibit 10.8 to the Cendant Corporation Current Report on Form 8-K dated February 3, 2005)
10.25	Indenture Supplement dated as of January 31, 2005 among Cendant Mobility Client-Backed Relocation Receivables Funding LLC (now known as Apple Ridge Funding LLC), JPMorgan Chase Bank, National Association, as indenture trustee, and The Bank of New York, as paying agent, authentication agent, transfer agent and registrant (Incorporated by reference to Exhibit 10.9 to the Cendant Corporation Current Report on Form 8-K dated February 3, 2005)
10.26	Third Omnibus Amendment, Agreement and Consent entered into May 12, 2006 among Cendant Mobility Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Services Corporation, Cendant Mobility Client-Backed Relocation Receivables Funding LLC, JPMorgan Chase Bank, National Association, as indenture trustee, The Bank of New York, as paying agent, the insurer and series enhancer and the then existing commercial paper conduits and banks as noteholders or committed purchasers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 27, 2006)
10.27	Performance Guaranty dated as of May 12, 2006 and effective on and after July 31, 2006 by Realogy Corporation, in favor of Cendant Mobility Financial Corporation (now known as Cartus Financial Corporation), and Cendant Mobility Client-Backed Relocation Receivables Funding LLC (now known as Apple Ridge Funding LLC) (Incorporated by reference to Exhibit 10.2 to the Company ’s Current Report on Form 8-K filed September 27, 2006)
10.28	Omnibus Waiver and Increase entered into September 25, 2006 among Apple Ridge Funding LLC (formerly known as Cendant Mobility Client-Backed Relocation Receivables Funding LLC), Cartus Corporation (formerly known as Cendant Mobility Services Corporation), JPMorgan Chase Bank, National Association, as Indenture Trustee, The Bank of New York, as Paying Agent, Authentication Agent and Transfer Agent and Registrar, the Managing Agents and Purchasers listed on the signature pages hereto, and Calyon Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2006)

10.29	Fourth Omnibus Amendment entered into November 29, 2006 among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, The Bank of New York, as successor to JPMorgan Chase Bank, N.A., as successor Indenture Trustee, The Bank of New York, as paying agent, authentication agent and transfer agent and registrar, the Conduit Purchasers, Committed Purchasers and Managing Agents party to the Note Purchase Agreement defined in the Fourth Omnibus Amendment and Calyon Corporate and Investment Bank, as Administrative Agent and Lead Arranger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2006)
10.30	CMGFSC Purchase Agreement dated as of March 7, 2002 by and between Cendant Mobility Services Corporation, as originator, and Cendant Mobility Government Financial Services Corporation (now known as Cendant Mobility Relocation Company) . (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.31	Receivables Purchase Agreement dated as of March 7, 2002 by and between Cendant Mobility Government Financial Services Corporation (now known as Cendant Mobility Relocation Company), as originator and seller, and Kenosia Funding, LLC, as buyer (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.32	Fee Receivables Purchase Agreement dated as of March 7, 2002 by and between Cendant Mobility Services Corporation, as originator, and Kenosia Funding, LLC, as issuer (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.33	Servicing Agreement dated as of March 7, 2002 by and between Cendant Mobility Services Corporation, as originator and servicer, Cendant Mobility Government Financial Services Corporation (now known as Cendant Mobility Relocation Company), as originator, Kenosia Funding, LLC, as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.34	Indenture dated as of March 7, 2002 by and between Kenosia Funding, LLC, as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.35	Omnibus Amendment, Agreement and Consent entered into December 20, 2004 among Cendant Mobility Services Corporation, Cendant Mobility Government Financial Services Corporation (now known as Cendant Mobility Relocation Company), Kenosia Funding, LLC, The Bank of New York, as trustee, the purchaser of the notes, and the administrative agent for the purchaser (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.36	Second Omnibus Amendment, Agreement and Consent entered into May 19, 2005 among Cendant Mobility Services Corporation, Cendant Mobility Relocation Company, Kenosia Funding, LLC, The Bank of New York, as trustee, the purchaser of the notes, and the administrative agent for the purchaser (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.37	Third Omnibus Amendment, Agreement and Consent entered into May 2, 2006 among Cendant Mobility Services Corporation, Cendant Mobility Relocation Company, Kenosia Funding, LLC, The Bank of New York, as trustee, the purchaser of the notes, and the administrative agent for the purchaser (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.38	Guaranty, dated as of May 2, 2006 executed by Realogy Corporation in favor of Cendant Mobility Relocation Company and Kenosia Funding, LLC (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.39	Fourth Omnibus Amendment and Agreement entered into February 28, 2007 among Cartus Corporation, Cartus Relocation Corporation, Kenosia Funding LLC, The Bank of New York, as trustee and at the direction of Gotham Funding Corporation (“Gotham”) as holder of 100% of the series 2002-1 Notes, Gotham and The Bank of Toyko-Mitsubishi UFJ, Ltd, New York Branch as administrative agent
10.40	Receivables Funding Agreement dated September 27, 2005 between UK Relocation Receivables Funding Limited, as Purchaser, Albion Capital Corporation S.A., as Lender, and The Bank of Tokyo-Mitsubishi, Ltd., London Branch, as Funding Agent and Administrative Agent (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form 10 (File No. 001-32852))

10.41		Receivables Servicing Agreement dated September 27, 2005 between UK Relocation Receivables Funding Limited, as Purchaser, Cendant Mobility Limited, as Servicer, and The Bank of Tokyo-Mitsubishi, Ltd., London Branch, as Funding Agent and Administrative Agent (Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.42		Parent Undertaking Agreement, dated September 27, 2005 between Cendant Corporation, as Parent, UK Relocation Receivables Funding Limited, as Purchaser, and The Bank of Tokyo-Mitsubishi, Ltd., London Branch, as Funding Agent (Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10	.42(a)	Deed of Novation and Amendment, dated May 16, 2006 between Cendant Corporation, as Existing Guarantor, UK Relocation Receivables Funding Limited, as Purchaser, Realogy Corporation, as New Guarantor, Cendant Mobility Limited, as Servicer, certain companies, as Sellers, Albion Capital Corporation S.A., as Lender and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Funding Agent, Administrative Agent and Arranger (Incorporated by reference to Exhibit 10.36(a) to the Company’s Registration Statement on Form 10 (File No. 001-32852))*
10.43		Employment Agreement with Anthony E. Hull (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form 10 (File No. 001-32852))**
10	.43(a)	Amendment to Employment Agreement dated as of December 22, 2006, by and between Realogy Corporation and Anthony E. Hull**
10.44		Credit Agreement, dated as of May 25, 2006 among Realogy Corporation, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Calyon New York Branch, as Syndication Agent, The Bank of Nova Scotia, Barclays Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch as Documentation Agents and Citicorp USA, Inc., as Co-Documentation Agent (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.45		Interim Term Loan Agreement, dated as of May 25, 2006 among Realogy Corporation, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Barclays Bank PLC as Co-Syndication Agents and Citicorp USA, Inc. and Merrill Lynch Bank USA, as Documentation Agents (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form 10 (File No. 001-32852))
10.46		Form of letter agreement with certain executive officers providing severance and change in control protection benefits (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2006)**
10	.46(a)	Form of amendment to form of letter agreement with certain executive officers providing severance and change in control protection benefits**
10.47		Form of Award Agreement — Restricted Stock Units (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 31, 2006)**
10.48		Form of Award Agreement — Stock Appreciation Rights (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 31, 2006)**
12		Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of Realogy Corporation as of December 31, 2006
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32		Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (which is being “furnished” rather filed with the Securities and Exchange Commission)

*	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

**	Compensatory plan or arrangement.