Form 10-K
period 2007-12-31
REALOGY CORP
filed 2008-03-19
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-148153

REALOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4381990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Campus Drive Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

(973) 407-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on December 31, 2007 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 12, 2008 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

None.

		Page
Introductory Note		1

Special Note Regarding Forward-Looking Statements		2

Trademarks and Service Marks		3

Industry Data		3

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	26

Item 2.	Properties	45

Item 3.	Legal Proceedings	45

Item 4.	Submission of Matters to a Vote of Security Holders	53

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	54

Item 6.	Selected Financial Data	54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	95

Item 8.	Financial Statements and Supplementary Data	96

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96

Item 9A.	Controls and Procedures	96

Item 9B.	Other Information	97

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	98

Item 11.	Executive Compensation	102

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	127

Item 13.	Certain Relationships and Related Transactions, and Director Independence	129

Item 14.	Principal Accountant Fees and Services	134

PART IV

Item 15.	Exhibits, Financial Statements and Schedules	136

SIGNATURES		137

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act		138

Exhibit Index		G-1

i

INTRODUCTORY NOTE

Except as otherwise indicated or unless the context otherwise requires, the terms “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its consolidated subsidiaries. “Cendant Corporation” and “Cendant” refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its consolidated subsidiaries, particularly in the context of its business and operations prior to, and in connection with, our separation from Cendant and “Avis Budget” and “Avis Budget Group, Inc.” refer to the business and operations of Cendant following our separation from Cendant.

On February 8, 2008, we completed an exchange offer of exchange notes for old notes. In this report, the term “old notes” refers to the 10.50% Senior Notes due 2014, the 11.00%/11.75% Senior Toggle Notes due 2014 and the 12.375% Senior Subordinated Notes due 2015, all issued in a private offering we completed on April 10, 2007. The term “exchange notes” refers to the 10.50% Senior Notes due 2014, the 11.00%/11.75% Senior Toggle Notes due 2014 and the 12.375% Senior Subordinated Notes due 2015, all as registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement on Form S-4 (File No. 333-148153) declared effective by the Securities and Exchange Commission (“SEC”) on January 9, 2008. On February 15, 2008, the Company completed the registered exchange offer for the notes. The term “notes” refers to both the old notes and the exchange notes.

Financial information and other data identified in this Annual Report as “pro forma” give effect to the Transactions (as defined below) as if they had occurred on January 1, 2007. Financial information in this report for the year ended December 31, 2007 is presented on a pro forma combined basis and represents the addition of the period January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires). See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

***

On April 10, 2007, Domus Holdings Corp., a Delaware corporation (“Holdings”) and an affiliate of Apollo Management, L.P. (“Apollo”), completed the acquisition of all of the outstanding equity of Realogy in a merger transaction for approximately $8,750 million (the “Merger”). In connection with the Merger, Holdings established a direct, wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”) to own all of the outstanding shares of Realogy.

The Merger was financed by borrowings under our senior secured credit facility, the issuance of the old notes, an Equity Investment (which is defined below) and cash on hand. Investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million (the “Equity Investment”) to Realogy to complete the Merger. In addition, we refinanced the credit facilities governing our relocation securitization programs (the “Securitization Facilities Refinancings” and the credit facilities as refinanced, the “Securitization Facilities”).

As used in this Annual Report, the term “Transactions” refers to, collectively, (1) the Merger, (2) the offering of the old notes, (3) the initial borrowings under our senior secured credit facility, including our synthetic letter of credit facility, (4) the Equity Investment, and (5) the Securitization Facilities Refinancings. For a more complete description of the Transactions, see “Item 13- Certain Relationships and Related Transactions, and Director Independence—Merger Agreement.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains both historical and “forward-looking” statements. All statements other than historical facts are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those identified in “Item 1A—Risk Factors” of this Annual Report; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

Expressions of future goals, expectations and similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets” or “continue,” reflecting something other than historical facts are intended to identify forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: our substantial leverage as a result of the Transactions; continuing adverse developments in the residential real estate markets, either regionally or nationally, due to lower sales, downward pressure on price, reduced availability of financing or availability only at higher rates and a withdrawal of real estate investors from these markets; limitations on flexibility in operating our business due to restrictions contained in our debt agreements; adverse developments in general business, economic and political conditions, including changes in short-term or long-term interest rates or mortgage-lending practices, and any outbreak or escalation of hostilities on a national, regional and international basis; our failure to complete future acquisitions or to realize anticipated benefits from completed acquisitions; our failure to maintain or acquire franchisees and brands in future acquisitions; the inability of franchisees to survive the current real estate downturn or to realize gross commission income at levels that they had maintained in recent years; actions by our franchisees that could harm our business; our inability to access capital and/or securitization markets; the loss of any of our senior management; the final resolutions or outcomes with respect to Cendant’s contingent and other corporate assets or contingent litigation liabilities, contingent tax liabilities and other corporate liabilities and any related actions for indemnification made pursuant to the Separation and Distribution Agreement and the Tax Sharing Agreement regarding the principal transactions relating to our separation from Cendant; our inability to securitize certain assets of our relocation business, which would require us to find alternative sources of liquidity, which if available, may be on less favorable terms; our inability to achieve cost savings and other benefits anticipated as a result of the Merger and our restructuring initiatives; the possibility that the distribution of our stock to holders of Cendant’s common stock in connection with the Separation (as defined within), together with certain related transactions and our sale to Apollo, were to fail to qualify as a reorganization for U.S. federal income tax purposes; and the cumulative effect of adverse litigation or arbitration awards against us and the adverse effect of new regulatory interpretations, rules or laws. These factors and others are described under “Item 1A—Risk Factors” of this Annual Report. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Item 1A—Risk Factors” in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. However, readers should carefully review the reports and documents we from time to time file with, or furnish to, the SEC, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

TRADEMARKS AND SERVICE MARKS

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own, we have rights to use or we have prospective rights to use that appear in this Annual Report include the CENTURY 21®, COLDWELL BANKER®, ERA®, THE CORCORAN GROUP®, COLDWELL BANKER COMMERCIAL®, SOTHEBY’S INTERNATIONAL REALTY® and BETTER HOMES AND GARDENS® marks, which are registered in the United States and/or registered or pending registration in other jurisdictions, as appropriate to the needs of our relevant business. Each trademark, trade name or service mark of any other company appearing in this Annual Report is owned by such company.

MARKET AND INDUSTRY DATA AND FORECASTS

This Annual Report includes industry and trade association data, forecasts and information that we have prepared based, in part, upon data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors (“NAR”), the Federal National Mortgage Association (“FNMA”) and Freddie Mac were the primary sources for third-party industry data and forecasts. Forecasts regarding rates of home ownership, median sales price, volume of homesales, and other metrics included in this Annual Report to describe the housing industry are inherently speculative in nature and actual results for any period may materially differ. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Item 1A—Risk Factors” in this Annual Report. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.

PART I

ITEM 1.	BUSINESS

OUR COMPANY

We are one of the preeminent and most integrated providers of real estate and relocation services. We report our operations in four segments: Real Estate Franchise Services, Company Owned Real Estate Brokerage Services, Relocation Services and Title and Settlement Services. Through our portfolio of leading brands and the broad range of services we offer, we have established our company as a leader in the residential real estate industry, with operations that are dispersed throughout the U.S. and in various locations worldwide. We are the world’s largest real estate brokerage franchisor, the largest U.S. residential real estate brokerage firm, the largest U.S. provider and a leading global provider of outsourced employee relocation services and a provider of title and settlement services. We derive the vast majority of our revenues from serving the needs of buyers and sellers of existing homes, rather than serving the needs of builders and developers of new homes.

SEGMENT OVERVIEW

Real Estate Franchise Services: We are a franchisor of five of the most recognized brands in the real estate industry. As of December 31, 2007, we had approximately 15,700 offices (which included approximately 940 of our company owned and operated brokerage offices) and 308,000 sales associates operating under our franchise brands in the U.S. and 87 other countries and territories around the world (internationally, generally through master franchise agreements). During 2007, we estimate that brokers operating under one of our franchised brands (including those of our company owned brokerage operations) represented the buyer and/or the seller in approximately one out of every four single family domestic homesale transactions, based upon transaction volume, that involved a broker and we believe our franchisees and company owned brokerage operations received approximately 24% of all brokerage commissions paid in such transactions. We believe that the geographic diversity of our franchisees reduces our risk of exposure to local or regional changes in the real estate market. In addition, as of December 31, 2007, we had approximately 4,900 franchisees, none of which individually represented more than 1% of our franchise royalties (other than our subsidiary, NRT, which operates our company owned brokerage operations). We believe this reduces our exposure to any one franchisee. Our franchise revenues in 2007 included $299 million of royalties paid by our company owned brokerage operations, or approximately 37%, of total franchise revenues, which eliminate in consolidation. As of December 31, 2007, our real estate franchise brands were:

•

Century 21®—One of the world’s largest residential real estate brokerage franchisors, with approximately 8,300 franchise offices and approximately 140,000 sales associates located in the U.S. and 57 other countries and territories;

•

Coldwell Banker®—One of the world’s leading brands for the sale of million dollar-plus homes and one of the largest residential real estate brokerage franchisors, with approximately 3,700 franchise and company owned offices and approximately 117,000 sales associates located in the U.S. and 45 other countries and territories;

•

ERA®—A leading residential real estate brokerage franchisor, with approximately 2,900 franchise and company owned offices and approximately 37,600 sales associates located in the U.S. and 48 other countries and territories;

•

Sotheby’s International Realty®—A luxury real estate brokerage brand. In February 2004, we acquired from Sotheby’s Holdings, Inc. its company owned offices and the exclusive license for the rights to the Sotheby’s Realty and Sotheby’s International Realty® trademarks. Since that time, we have grown the brand from 15 company owned offices to 470 franchise and company owned offices and approximately 9,000 sales associates located in the U.S. and 29 other countries and territories; and

•	Coldwell Banker Commercial®—A leading commercial real estate brokerage franchisor. Our commercial franchise system has approximately 220 franchise offices and approximately 2,300 sales associates worldwide. The number of offices and sales associates in our commercial franchise system does not include our residential franchise and company owned brokerage offices and the sales associates who work out of those brokerage offices that also conduct commercial real estate brokerage business using the Coldwell Banker Commercial® trademarks.

In addition, on October 8, 2007, we announced that we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). We intend to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between us and Meredith becomes operational on July 1, 2008 and is for a 50-year term, with a renewal term for another 50 years at our option. Meredith will receive ongoing license fees, subject to minimum payment requirements, based upon the royalties we earn from franchising the Better Homes and Gardens Real Estate brand.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ sales commission earned from real estate transactions, which we refer to as gross commission income. Our franchisees pay us royalty fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and tools provided by our real estate franchise operations. These royalty fees enable us to enjoy recurring revenue streams and high operating margins. In exchange, we provide our franchisees with world-class branding service and support that is designed to facilitate our franchisees in growing their business, attracting new sales associates and increasing their revenue and profitability. We support our franchisees with dedicated branding-related national marketing and servicing programs, technology, training and education. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our 98% retention rate of franchisees over the last four years. Our retention rate represents the annual gross commission income generated by our franchisees that is kept in the franchise system on an annual basis, measured against the annual gross commission income as of December 31 of the previous year.

Company Owned Real Estate Brokerage Services: Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas of the U.S. Our company owned real estate brokerage business operates principally under our Coldwell Banker® brand as well as under the ERA® and Sotheby’s International Realty® franchised brands, and proprietary brands that we own, but do not currently franchise to third parties, such as The Corcoran Group®. At December 31, 2007, we had approximately 940 company owned brokerage offices, approximately 7,500 employees and approximately 56,000 independent contractor sales associates working with these company owned offices. Acquisitions have been, and will continue to be, part of our strategy and a contributor to the growth of our company owned brokerage business. We believe that the geographic diversity of our company owned brokerage business could mitigate some of the impact of local or regional changes in the real estate market.

Our company owned real estate brokerage business derives revenues primarily from gross commission income received at the closing of real estate transactions. Sales commissions usually range from 5% to 6% of the home’s sale price. In transactions in which we act as a broker for solely the buyer or the seller, the seller’s broker typically instructs the closing agent to pay a portion of the sales commission to the broker for the buyer. In addition, as a full-service real estate brokerage company, in compliance with applicable laws and regulations, including the Real Estate Settlement Procedures Act (“RESPA”), we actively promote the services of our relocation and title and settlement services businesses, as well as the products offered by PHH Home Loans, LLC (“PHH Home Loans”), our home mortgage venture with PHH Corporation that is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers. All mortgage loans originated by PHH Home Loans are sold to PHH Corporation or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, our home mortgage venture structure insulates us from mortgage servicing risk. We own 49.9% of PHH Home Loans and PHH Corporation owns the remaining 50.1%. As a result, our financial results only reflect our proportionate share of the venture’s results of operations which are recorded using the equity method.

Relocation Services: Through our subsidiary, Cartus Corporation (“Cartus”), we offer a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move to facilitate a smooth transition in what otherwise may be a difficult process for both the employee and the employer. In 2007, we assisted in over 130,000 relocations in over 150 countries for approximately 1,200 active clients, including over half of the Fortune 50, as well as government agencies and affinity organizations. Our relocation services business operates through five global service centers on three continents. Our relocation services business is a leading global provider of outsourced employee relocation services with the number one market share in the U.S. In addition to general residential housing trends, key drivers of our relocation services business are corporate and government spending and employment trends.

Our relocation services business primarily offers its clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household moving services, visa and immigration support, intercultural and language training and group move management services. Clients pay a fee for the services performed and we also receive commissions from third-party service providers, such as real estate brokers and household goods moving service providers. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, where required, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. We believe we provide our relocation clients with exceptional service which leads to client retention. As of December 31, 2007, our top 25 relocation clients had an average tenure of 16 years with us. In addition, our relocation services business generates revenue for our other businesses because the clients of our relocation services business often utilize the services of our franchisees and company owned brokerage offices as well as our title and settlement services.

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

Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services. We provide many of these services in connection with transactions in which our company owned real estate brokerage and relocation services businesses are participating. The majority of our title and settlement service operations are conveniently located in or around our company owned brokerage locations, and during 2007, approximately 47% of the customers of our company owned brokerage offices where we offer title coverage also utilized our title and settlement services. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance and other real estate services. In some situations we serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions. Our title underwriting operation generally earns revenues through the collection of premiums on policies that it issues.

* * * *

Our headquarters are located at One Campus Drive, Parsippany, New Jersey 07054 and our general telephone number is (973) 407-2000. We maintain an Internet site at http://www.realogy.com. Our website address is provided as an inactive textual reference. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report.

Industry Overview

The U.S. residential real estate industry is in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting buyers, an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing and a decrease in consumer confidence, which accelerated in the second half of 2007. Although cyclical patterns are not atypical in the housing industry, the depth and length of the current downturn has proved exceedingly difficult to predict.

Industry Definition

We primarily operate in the U.S. residential real estate industry and derive the majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes.

Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices (and conversely is harmed by falling prices) and increased volume of home sales. We believe that existing home transactions and the services associated with these transactions, such as mortgages and title services, represent the most attractive segment of the residential real estate industry for the following reasons:

•

The existing home segment represents a significantly larger addressable demand than new home sales. Of the approximately 6.4 million home sales in the U.S. in 2007, the National Association of Realtors (“NAR”) estimates that approximately 5.7 million were existing home sales, representing over 89% of the overall sales as measured in units; and

•	Existing home sales afford us the opportunity to represent either the buyer or the seller and in many cases both are represented by a broker owned or associated with us.

However, there can be no assurance that existing home transactions and services will remain the most attractive segment of the residential real estate industry.

We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner” (“FSBO”) for the following reasons:

•

A real estate transaction has certain characteristics that we believe are best-suited for full-service brokerages including large monetary value, low transaction frequency, wide cost differential among choices, high buyers’ subjectivity regarding styles, tastes and preferences, and the consumer’s need for a high level of personalized advice and support given the complexity of the transaction;

•	The level of “FSBO” sales, where no real estate broker is used, is on a sustained decline, down to 12% in 2007 from a high of 18% in 1997;

•

We believe that the enhanced service, long-standing performance and value proposition offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term.

Industry Historical Perspective

Historical Perspective: 2000-2007

During the first half of this decade, based on information published by NAR, existing home sales volumes rose to their highest levels in history. Based on information published by NAR, from 2000 to 2005, existing homesale units increased from 5.2 million to 7.1 million, or at a compound annual growth rate, or CAGR, of 6.5%, compared to a CAGR of 2.7% from 1972 to 2007. Similarly, based upon information published by NAR, from 2000 to 2005, the national median price of existing homes increased at a CAGR of 8.9% compared to a

CAGR of 6.2% from 1972 to 2007, and in 2004 and 2005, the annual increases were 9.3% and 12.4%, respectively. In contrast, for 2007, NAR reported a decrease in existing homesale units of 13% and a decrease in the price of existing homes of 1% to $219,000.

Current Environment

The growth rate during the first half of this decade reversed in 2006 and continued trending downward in 2007 and Federal National Mortgage Association (“FNMA”) and NAR both reported a 13% decrease in the number of existing homesale sides during 2007 compared to 2006 after declining 9% in 2006 compared to 2005. As reported by NAR and FNMA, the number of existing homesales totaled 5.7 million in 2007 down from 6.5 million in 2006 and down from the high of 7.1 million homes in 2005. According to NAR, the rate of increase of median homesale price of existing homes slowed significantly in 2006 to a 1% increase and turned negative in 2007 with a 1% decrease.

•

For 2008 compared to 2007, FNMA and NAR, as of March 2008, forecast a decline in existing homesale sides of 21% and 5%, respectively. As of March 2008, FNMA and NAR are forecasting homesale volume in 2008 to be approximately 4.5 million and 5.4 million homes, respectively.

•	For 2008 compared to 2007, FNMA and NAR, as of March 2008, forecast a decline in median homesale price of 6% and 1%, respectively.

•

For 2009 compared to 2008, FNMA and NAR, as of March 2008, forecast an increase in existing homesale sides of 7% and 4%, respectively. FNMA and NAR, as of March 2008, are forecasting homesale volume in 2009 to be approximately 4.8 million and 5.6 million homes, respectively.

•	For 2009 compared to 2008, FNMA and NAR, as of March 2008, forecast a decline in median homesale price of 5% and an increase of 4%, respectively.

•

According to NAR, the number of existing homes for sale increased from 3.45 million homes at December 31, 2006 to 3.97 million homes at December 31, 2007. This increase in homes represents an increase of 3 months of supply from 6.5 months at December 31, 2006 to 8.9 months at December 31, 2007. At October 31, 2007, supply was 10.5 months, which represents the highest level since record keeping began by NAR in 1999. The high level of supply could add downward pressure to the price of existing home sales.

•

According to NAR, home ownership affordability (a function of median home prices, prevailing mortgage rates and incomes) reached 130 in March 2008, up from 112 in 2007 and 106 in 2006. The March 2008 number represents the highest level for this index since the high of 148 in March 2004.

Despite the current significant real estate market correction, we believe that the housing market will benefit over the long-term from certain expected positive fundamentals. See “—Long-Term Demographics.”

Historical Perspective from 1972

Prior to the current downturn, the housing market demonstrated strong growth over the past 35 years. According to NAR (which began reporting statistics in 1972), the existing homesale transaction volume (the product of the median homesale price and existing homesale transactions) was approximately $1,238 billion in 2007 and grew at a CAGR of 9% per year over the 1972-2007 period. In addition, based on NAR:

•

With the exception of the 1% decline in price that occurred in 2007 according to NAR, median existing homesale prices have not declined from the prior year over the 1972-2007 period, including during four economic recessions, and during that period prices have increased at a CAGR of 6.2% (not adjusted for inflation);

•	Existing homesale units increased at a CAGR of 2.7% over the 1972-2007 period, during which period units increased 22 times on an annual basis, versus 13 annual decreases;

•

Rising home ownership rates have also had a positive impact on the real estate brokerage industry during that period. According to the U.S. Census Bureau, the national home ownership rate as of December 31, 2007 was approximately 68%, compared to 69% as of December 31, 2006 and approximately 64% in 1972;

•

Prior to 2006, there had only been two instances since 1972 when existing homesale transaction volume declined for a substantial period of time. The first period was from 1980 through 1982, when existing homesale transaction volume declined by more than 13% per year for three years. During that period, 30-year fixed mortgage rates exceeded 13%. The second period was from 1989 through 1990 when existing homesale transaction volume declined by 1.4% in 1989 and 1% in 1990, before resuming increases every year through 2005. Mortgage rates on a 30-year fixed mortgage exceeded 10% during that two-year period. Existing homesale transactions declined 9% in 2006 from 2005 and declined a further 13% in 2007 compared to 2006; and

•

Existing homesale transaction volume (based on median prices) has historically experienced significant growth following prior national corrections. During the 1979-1984, 1988-1993 and 1999-2004 trough to peak cycles, existing homesale transaction volume increased 52%, 26% and 43%, respectively, on a cumulative basis over the last three years for each period (with the last three years of each period representing the post-correction periods).

The table below shows more detailed information with respect to year-over-year changes in the existing homesale market from 1972 to 2007 and as estimated for 2008 and 2009.

Year	Median Price (1)	% Change	Existing Homesale Units (000) (1)	% Change	Existing Transaction Volume (000)	% Change	30-Year Fixed Mort. Rates (3)
1972	$26,700		2,252		$60,128,400		7.38%
1973	28,900	8.2%	2,334	3.6%	67,452,600	12.2%	8.04%
1974	32,000	10.7%	2,272	(2.7%)	72,704,000	7.8%	9.19%
1975	35,300	10.3%	2,476	9.0%	87,402,800	20.2%	9.05%
1976	38,100	7.9%	3,064	23.7%	116,738,400	33.6%	8.87%
1977	42,900	12.6%	3,650	19.1%	156,585,000	34.1%	8.85%
1978	48,700	13.5%	3,986	9.2%	194,118,200	24.0%	9.64%
1979	55,700	14.4%	3,827	(4.0%)	213,163,900	9.8%	11.20%
1980	62,200	11.7%	2,973	(22.3%)	184,920,600	(13.2%)	13.74%
1981	66,400	6.8%	2,419	(18.6%)	160,621,600	(13.1%)	16.63%
1982	67,800	2.1%	1,990	(17.7%)	134,922,000	(16.0%)	16.04%
1983	70,300	3.7%	2,697	35.5%	189,599,100	40.5%	13.24%
1984	72,400	3.0%	2,829	4.9%	204,819,600	8.0%	13.88%
1985	75,500	4.3%	3,134	10.8%	236,617,000	15.5%	12.43%
1986	80,300	6.4%	3,474	10.8%	278,962,200	17.9%	10.19%
1987	85,600	6.6%	3,436	(1.1%)	294,121,600	5.4%	10.21%
1988	89,300	4.3%	3,513	2.2%	313,710,900	6.7%	10.34%
1989	94,000	5.3%	3,290	(6.3%)	309,260,000	(1.4%)	10.32%
1990	96,400	2.6%	3,186	(3.2%)	307,130,400	(0.7%)	10.13%
1991	101,400	5.2%	3,147	(1.2%)	319,105,800	3.9%	9.25%
1992	104,000	2.6%	3,433	9.1%	357,032,000	11.9%	8.39%
1993	107,200	3.1%	3,739	8.9%	400,820,800	12.3%	7.31%
1994	111,300	3.8%	3,887	4.0%	432,623,100	7.9%	8.38%
1995	114,600	3.0%	3,852	(0.9%)	441,439,200	2.0%	7.93%
1996	119,900	4.6%	4,167	8.2%	499,623,300	13.2%	7.81%
1997	126,000	5.1%	4,371	4.9%	550,746,000	10.2%	7.60%
1998	132,800	5.4%	4,965	13.6%	659,352,000	19.7%	6.94%
1999	138,000	3.9%	5,183	4.4%	715,254,000	8.5%	7.44%
2000	143,600	4.1%	5,174	(0.2%)	742,986,400	3.9%	8.05%
2001	153,100	6.6%	5,336	3.1%	816,941,600	10.0%	6.97%
2002	165,000	7.8%	5,631	5.5%	929,115,000	13.7%	6.54%
2003	178,800	8.4%	6,178	9.7%	1,104,626,400	18.9%	5.83%
2004	195,400	9.3%	6,778	9.7%	1,324,421,200	19.9%	5.84%
2005	219,600	12.4%	7,076	4.4%	1,553,889,600	17.3%	5.87%
2006	221,900	1.0%	6,478	(8.5%)	1,437,468,200	(7.5%)	6.41%
2007	218,900	(1.4%)	5,652	(12.8%)	1,237,222,800	(13.9%)	6.40%

2008E (2)	216,300	(1.2%)	5,381	(4.8%)	1,163,910,300	(5.9%)	6.50%
2009E (2)	223,800	3.5%	5,604	4.1%	1,254,175,200	7.8%

Summary Statistics
CAGR (1972–2007)		6.2%		2.7%		9.0%	9.23 (Average	% )
CAGR (2000-2005)		8.9%		6.5%		15.9%

(1)	Source: NAR

Note: Because NAR did not track condominium sales from 1972-1988, existing homesale units and median price from 1972-1988 represent single family units only.

(2)	2008 and 2009 estimates are based on NAR as of March 2008.
(3)	Source: Freddie Mac

Long-Term Demographics

We believe that long-term demand for housing and the growth of our industry is primarily driven by the economic health of the domestic economy, positive demographic trends such as population growth and increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply. We believe that our size and scale will enable us to withstand the current downward trends and enable us to benefit from the developments above and position us favorably for anticipated future improvement in the U.S. existing housing market. Despite the current significant real estate market correction, we believe that the housing market will benefit over the long-term from expected positive fundamentals, including:

•

Favorable demographic factors: the number of U.S. households grew from 95 million in 1991 to 111 million in 2007, increasing at a rate of 1% per year on a CAGR basis. According to the Joint Center for Housing Studies at Harvard University, that annual growth trend is expected to continue albeit at a faster pace through 2015. In recent years, baby boomers have been buying second homes at an increasing rate, and children of baby boomers are now beginning to impact the housing market and are buying houses at a much younger age than previous generations. The U.S. housing market is also expected to benefit from continued immigration, which is fueling minority homeownership and is anticipated to account for almost 70% of the net U.S. household growth through the next decade, according to the Joint Center for Housing Studies at Harvard University;

•

Increasing size of homes: since 1973, home size has increased by 1% each year from an average size of 1,660 square feet to an average size of 2,469 square feet in 2006, contributing to higher price appreciation and greater homesale commission dollars; and

•	“Trading up” mentality of existing home buyers and sellers, which leads to higher price points for homes sold and increased commission dollars per transaction.

Notwithstanding these fundamentals, we cannot predict when or if the market and related economic forces will return the residential real estate industry to a growth period. Our past performance is not an indicator of our future results.

Value Circle

Our four complementary businesses work together to form our “value circle.” Our value circle is a major driver of our revenue development. This is demonstrated through the following examples:

•

After becoming a franchisee, we may ask the franchisee, if qualified, to join the Cartus Broker Network, our relocation business referral network, and to work with our title and settlement services business. If qualified, the approved broker would be eligible to receive relocation referrals from our relocation services business, and our relocation services business would receive a fee for the referral. Our franchisees may also enter into marketing or service agreements with our title and settlement services business, which will allow them to participate in the title and settlement services business.

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

It is possible that all four of our businesses can derive revenue from the same real estate transaction. An example would be when a relocation services business client engages us to relocate an employee, who then hires a real estate sales associate affiliated with one of our owned and operated real estate brokerages to assist the employee in buying a home from a seller, who listed the house with one of our franchisees and uses our local title agent for title insurance and settlement services and obtains a mortgage through our mortgage venture with PHH Corporation. This value circle uniquely positions us to generate revenue development opportunities in all of our businesses.

Our Brands

Our brands are among the most well known and established real estate brokerage brands in the real estate industry. As of December 31, 2007, we had approximately 15,700 franchised and company owned offices and 308,000 sales associates operating under our franchise brands in the U.S. and other countries and territories around the world, which includes approximately 940 of our company owned and operated brokerage offices. In the U.S. during 2007, we estimate, based on publicly available information, that brokers operating under one of our franchised brands (including our brokers in our company owned offices) represented the buyer or the seller in approximately one out of every four single family homes sale transactions, based upon transaction volume, that involved a broker.

Our real estate franchise brands are listed in the following chart, which includes information as of December 31, 2007 for both our franchised and company owned offices:

Offices	8,300	3,700	2,900	470	220

Brokers and Sales Associates	140,000	117,000	37,600	9,000	2,300

U.S. Annual Sides	555,000	792,000	157,000	31,000	N/A

# Countries with Owned or Franchised Operations	58	46	49	30	11

Characteristics	• Strong brand awareness in real estate • Innovative national and local marketing	• 100-year old real estate company • Pioneer in Concierge Services and a market leader in million- dollar homes	• 30-year old company • Established the first real estate franchise network outside of North America in 1981	• Well-known name in the luxury market • New luxury franchise model launched by us in 2004	• Founded in 1906 • Services corporations, small business clients and investors

In addition, in the fourth quarter of 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation, and intend to build a new international residential real estate franchise company using that brand name. The licensing agreement between us and Meredith becomes operational on July, 1 2008 and is for a 50-year term, with a renewal term for another 50 years at our option.

Real Estate Franchise Services

Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, create or acquire new brands, retain existing franchises and, most importantly, provide world-class service and support to our franchisees in a way that enables them to increase their revenue and profitability.

We have generated significant growth over the years in our real estate franchise business by increasing the penetration of our existing brands in their markets, increasing the number of international master franchise agreements that we sell and increasing the geographic diversity of our franchised locations to ensure exposure to multiple areas. We believe that exposure to multiple geographic areas throughout the U.S. and internationally also reduces our risk of exposure to local or regional changes in the real estate market. In addition, our large number of franchisees reduces our reliance on the revenues of a few franchisees. During 2007, our largest independent franchisee generated less than one percent of our real estate franchise business revenues.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ gross commission income earned from real estate transactions. In general, we provide our franchisees with a license to use the brands’ service marks, tools and systems in connection with their business, provide them with educational materials which contain recommended methods, specifications and procedures for operating the franchise, extensive training programs and assistance and a national marketing program and related services. We operate and maintain an Internet-based reporting system for our franchisees which allows them to electronically transmit listing information, transactions, reporting information and other relevant reporting data. We also own and operate websites for each of our brands. We offer our franchisees the opportunity to sell ancillary services such as title insurance and settlement services as a way to enhance their business and to increase our cross-selling initiative. We believe that one of our strengths is the strong relationships that we have with our franchisees as evidenced by the 98% retention rate of gross revenues in our franchise system during 2007. Our retention rate represents the annual gross commission income generated by our franchisees that is kept in the franchise system on an annual basis, measured against the annual gross commission income as of December 31 of the previous year. On average, each franchisee’s tenure with one of our brands is 15 years. Generally, lost gross commission income is due to termination of a franchise for cause including non-payment or non-performance, retirement or a mutual release.

The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand’s policy and procedures manuals. A franchisee’s failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees may, in some cases, mostly in the Century 21® brand, have limited rights to terminate the franchise agreements. Prior versions of the Century 21® franchise agreements, that are still in effect but are no longer offered to new franchisees, permit the franchisee to terminate the agreement if the franchisee retires, becomes disabled or dies. Generally, the franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee of up to $25,000, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of such income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive return of a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee’s annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of franchise agreements, the volume incentive varies for each franchise system, and ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program. Franchisees and company owned offices are also required to make monthly contributions to national advertising funds maintained by each brand for the creation and development of advertising, public relations and other marketing programs.

Under certain circumstances, forgivable loans are extended to eligible franchisees for the purpose of covering all or a portion of the out-of-pocket expenses for a franchisee to open or convert into an office operating under one of our franchise brands and or to facilitate the franchisee’s acquisition of an independent brokerage. Many franchisees use the advance to change stationery, signage, business cards and marketing materials or to assist in acquiring companies. The loans are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain performance based thresholds, the loans are forgiven over the term of the franchise agreement.

In addition to offices owned and operated by our franchisees, we own and operate approximately 940 of the Coldwell Banker®, ERA®, Sotheby’s International Realty® and The Corcoran Group® offices through our NRT subsidiary. NRT pays intercompany royalty fees of approximately 6% of its commission income plus marketing fees to our real estate franchise business in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives and it is the largest contributor to the franchise system’s national marketing funds under which it operates.

In the U.S. and Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we generally employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region, or a direct franchising model.

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

We have an exclusive license to own, operate and franchise the Sotheby’s International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC, Inc., a subsidiary of Sotheby’s Holdings, Inc. (“Sotheby’s Holdings”). Such license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby’s which are now operated by NRT. We pay a licensing fee to Sotheby’s Holdings for the use of the Sotheby’s International Realty® name equal to 9.5% of the royalties earned by our Real Estate Franchise Business attributable to franchisees affiliated with the Sotheby’s International Realty® brand, including brokers in our company owned offices.

On October 8, 2007, the Company announced that it entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation. Realogy intends to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between Realogy and Meredith becomes operational on July 1, 2008 and is for a 50-year term, with a renewal option for another 50 years at the Company’s option.

Each of our brands has a consumer web site that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com and era.com are the official websites for the Century 21® , Coldwell Banker®, Coldwell Banker Commercial®, Sotheby’s International Realty® and ERA® real estate franchise systems, respectively.

Company Owned Real Estate Brokerage Services

Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under our franchised brands, principally Coldwell Banker®, ERA® and Sotheby’s International Realty®, as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group®. As of December 31, 2007, we had approximately 940 company owned brokerage offices, approximately 7,500 employees and approximately 56,000 independent contractor sales associates working with these company owned offices. From the date of Cendant’s acquisition of 100% of NRT in April 2002 through December 31, 2007, we acquired 120 brokerage companies. These acquisitions have been a substantial contributor to the growth of our company owned brokerage business.

Our real estate brokerage business derives revenue primarily from sales commissions, which are received at the closing of real estate transactions, which we refer to as gross commission income. Sales commissions usually range from 5% to 6% of the home’s sale price. In transactions in which we act as a broker for solely the buyer or the seller, the seller’s broker typically instructs the closing agent to pay the buyer’s broker a portion of the sales commission. In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, in addition to PHH Home Loans. We believe we provide integrated services that enhance the customer experience.

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

At December 31, 2007, we operated approximately 87% of our company owned offices under the Coldwell Banker® brand name, approximately 3% of our offices under the ERA® brand name, approximately 5% of our offices under The Corcoran Group® brand name and approximately 5% of our offices under the Sotheby’s International Realty® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our ERA® offices in New Jersey and Pennsylvania, our Corcoran® Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our Sotheby’s International Realty® offices in several regions throughout the U.S. We believe that the markets in which we operate generally function independently from one another.

We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to recruit, retain and develop effective sales associates that can successfully engage and earn fees from new clients. We will continue to shift from traditional print media marketing to technology media marketing. We also intend to actively monitor expenses to increase efficiencies and perform restructuring activities to streamline operations as deemed necessary.

We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to expand our market share in existing markets through smaller “tuck-in” acquisitions. Following completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to support a broader network of sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by increasing the productivity of the acquired brokerages’ sales associates. We provide these sales associates with specialized tools, training and resources that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support; increased advertising and marketing support; relocation referrals, and a wide offering of brokerage-related services. In 2007, we acquired nine real estate brokerage companies.

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

PHH Home Loans, our home mortgage venture with PHH, a publicly traded company, has a 50-year term, subject to earlier termination upon the occurrence of certain events or at our election at any time after January 31, 2015 by providing two years notice to PHH. We own 49.9% of PHH Home Loans and PHH owns the remaining 50.1%. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. Such earlier termination would result in (i) PHH selling its interest to a buyer designated by us or (ii) requiring PHH to buy our interest. In either case, the purchase price would be the fair market value of the interest sold. All mortgage loans originated by the venture are sold to PHH or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. PHH Home Loans is the exclusive recommended provider of mortgages for our company owned real estate brokerage business.

Relocation Services

Through our subsidiary, Cartus, we offer a broad range of employee relocation services. In 2007, we assisted in over 130,000 relocations in over 150 countries for approximately 1,200 active clients including over half of the Fortune 50, as well as government agencies and affinity organizations. Our relocation services business operates through five global service centers on three continents. Our relocation services business is a leading global provider of outsourced employee relocation services.

We primarily offer corporate and government clients employee relocation services, such as:

•

homesale assistance, including the evaluation, inspection, purchasing and selling of a transferee’s home; the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client); certain home management services; assistance in locating a new home; and closing on the sale of the old home, generally at the instruction of the client;

•	expense processing, relocation policy counseling, relocation related accounting, including international compensation administration, and other consulting services;

•

arranging household goods moving services, with approximately 71,000 domestic and international shipments in 2007, and providing support for all aspects of moving a transferee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

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

Under relocation services contracts with our clients, homesale services are divided into two types, “at risk” and “no risk.” Approximately 84% of our homesale services are provided under “no risk” contracts. Under these contracts, the client is responsible for payment of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the sale of the transferee’s home. We pay all of these expenses and generally fund them on behalf of the client. When we fund these expenses, the client then reimburses us for those costs plus interest charges on the advanced money. This limits our exposure on “no risk” homesale services to the credit risk of our corporate clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Due to the credit quality of our corporate clients and our history with such losses, we believe such risk is minimal.

For all U.S. federal government agency clients and a limited number of corporate clients, we provide an “at risk” homesale service in conjunction with the other services we provide. These “at risk” transactions represent approximately 16% of our total homesale transactions effected in connection with our relocation business. The “at risk” fee for these transactions is a fixed fee based on a percentage of the value of the underlying property, and is significantly larger than the fee under the “no risk” homesale service because we pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale, including potential losses on the sale of the home. We do not speculate in the real estate market nor is it our intention to profit on any appreciation in home values. We seek to limit our exposure to fluctuations in home values by attempting to dispose of our “at risk” homes as soon as possible. In 2007, approximately 39%, of our “at risk” homes were “amended sales,” meaning a third party buyer is under contract at the time we become the owner of the home. This reduces our risk of a decrease in the home’s value. Net resale losses as a percentage of the purchase price of “at risk” homes has averaged approximately 2% from 2004 to 2006, which was more than offset by the premium we charge for an “at risk” homesales; however, that changed in 2007. Due to the downturn in the U.S. residential real estate market and the fixed fee nature of the “at risk” homesale pricing structure, the “at risk” business has become unprofitable in 2007. As a result in early 2008, the Company elected to not renew any of the expiring government “at risk” contracts. In addition, the Company has elected to terminate certain contracts before the end of the term in accordance with the terms of the agreements. In March 2008, Cartus notified the United States General Services Administration (“GSA”) that it has exercised its contractual termination rights with the GSA relating to the relocation of certain U.S. government employees, effective April 15, 2008. This termination does not apply to contracts with the FDIC, the U.S. Postal Service or to our government business in the United Kingdom, which operate under a different pricing structure. In connection with such termination, the Company amended certain provisions under the Kenosia securitization program, under which the Company obtains financing for the purchase of the “at risk” homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Financial Obligations—Securitization Obligations” for a discussion of the waiver and the current terms of such financing.

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

We earn commissions primarily from real estate brokers and van lines who provide services to the transferee. The commissions earned allow us pricing flexibility for the fees we charge our clients. We have created the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, some of our franchisees who have been approved to become members and independent real estate brokers. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed over 71,000 properties in 2007 and accounted for approximately 6% of our relocation revenue.

About 5% of our relocation revenue is derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies, credit unions and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members. In 2007, we provided personal assistance to over 70,000 individuals, with approximately 28,000 real estate transactions.

Title and Settlement Services

Our title and settlement services business, Title Resource Group, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters and through our wholly owned underwriter, Title Resources Guaranty Company, which we acquired in January 2006. We are licensed as a title agent in 39 states and Washington, D.C., have physical locations in 23 states and operate mostly in major metropolitan areas. As of December 31, 2007, we had approximately 420 offices, 295 of which are co-located with one of our company owned brokerage offices.

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

Our company owned brokerage operations are the principal source of our title and settlement services business. Other sources of our title and settlement services business include our real estate franchise business,

Cartus and PHH Corporation’s mortgage company. Over the past several years, we have increased the geographic coverage of our title and settlement services business principally through acquisitions. When we acquire a title and settlement services business, we typically retain the local brand identity of the acquired business. Our acquisition transactions are often conducted in connection with an acquisition of a brokerage company for our company owned brokerage operations. As a result, many of our offices have subleased space from, and are co-located within, our company owned brokerage offices, a strategy that meets certain regulatory requirements and has proved to be instrumental in improving our capture rates. The capture rate of our title and settlement services business was 47% in 2007.

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

In January 2006, we completed our acquisition of American Title Company of Houston, Texas American Title Company and their related title companies based in Texas, including Dallas-based Title Resources Guaranty Company (“TRGC”), a title insurance underwriting business. TRGC is a title insurance underwriter licensed in Texas, Arizona, Colorado, Oklahoma, New Mexico, Kansas, Florida, Maryland, Massachusetts, Maine, Missouri, New Jersey, Nevada, Ohio, Pennsylvania, and Virginia. TRGC underwrites a portion of the title insurance policies issued by our agency businesses.

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

We intend to grow our title and settlement services business through the completion of additional acquisitions by increasing the number of title and settlement services offices that are located in or around our company owned brokerage offices. We also intend to grow by leveraging our existing geographic coverage, scale, capabilities and reputation into new offices not directly connected with our company owned brokerage offices and through continuing to enter into contracts and ventures with our franchisees that will allow them to participate in the title and settlement services business. We also plan to expand our underwriting operations into other states. We intend to continue our expansion of our lender channel by working with national lenders as their provider of settlement services.

Competition

Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, The Prudential Real Estate Affiliates, Inc., GMAC Home Services, Inc., RE/MAX International, Inc. and Keller Williams. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees and the fees the franchisees must pay.

The ability of our real estate brokerage franchisees to compete is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the quality of its sales associates, the location of its office, the services provided to its sales associates, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2007, our real estate franchise systems had approximately 15,700 offices worldwide in 88 countries and territories in North and South America, Europe, Asia, Africa and Australia, including approximately 9,075 brokerage offices in the U.S.

Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. Our company owned brokerage companies compete primarily with franchisees of local and regional real estate franchisors; franchisees of our brands and of other national real estate franchisors, such as The Prudential Real Estate Affiliates, Inc., GMAC Home Services, Inc., RE/MAX International, Inc. and Home Services of America; regional independent real estate organizations, such as Weichert Realtors and Long & Foster Real Estate; discount brokerages, such as ZipRealty; and smaller niche companies competing in local areas.

Relocation Business. Competition in our relocation business is based on service, quality and price. We compete with global and regional outsourced relocation services providers, human resource outsourcing companies, and international accounting firms. The larger outsourced relocation services providers that we compete with include Prudential Real Estate and Relocation Services Inc., GMAC Global Relocation Services LLC. and Weichert Relocation Resources, Inc.

Title and Settlement Services Business. The title and settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. While we are an agent for some of the large insurers, we also compete with the owned agency operations of these insurers. These national competitors include Fidelity National Title Insurance Company, Land America Financial Group, Inc., Stewart Title Guaranty Company, First American Title Insurance Company and Old Republic Title Company. According to the American Land Title Association’s 2007 market share data, these five national competitors accounted for a significant share of total industry net premiums collected in 2007. In addition, numerous agency operations and small underwriters provide competition on the local level.

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

Build and maintain strong consumer brands

The primary focus of each National Advertising Fund is to build and maintain brand awareness. Although primarily accomplished through television, radio and print advertising, our Internet promotion of brand awareness continues to increase. Our Internet presence, for the most part, features our entire listing inventory in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free standing brand intranet sites, to assist sales associates in becoming the best marketer of their listings. In addition to the Sotheby’s International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21® Fine Homes & EstatesSM, Coldwell Banker Previews®, and ERA International Collection®.

Drive customers to brand websites

According to NAR, 84% of homebuyers used the Internet in their search for a new home in 2007. Our marketing and technology strategies focus on capturing this consumer and assisting in their purchase. Internet, print, radio and television advertising are used by the brands to drive consumers to their respective websites. Significant focus is placed on developing each website to create value to the real estate consumer. Each website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the listing on the brand website. Additionally, each brand website serves as a national distribution point for sales associates to market themselves to consumers to enhance the customer experience.

Proprietary Technology

In addition to the websites, each brand focuses on technology initiatives that increase value to the customer and the franchisee. Beginning in 2005, we rolled out SearchRouter and LeadRouter. The two technologies complement each other and serve to drive leads to our franchisees and our company owned real estate brokerage operations. SearchRouter is a proprietary technology (although portions of it are licensed from third parties) that passes the search criteria from one of our national websites to local franchisees’ websites, thereby delivering all local listings from all real estate companies in a particular area. The second proprietary system, LeadRouter, for which a U.S. patent application is currently pending, works with each brand’s national website and other websites as selected by the franchise to deliver Internet consumer leads directly to a sales associate’s cellular phone in real time, which dramatically increases the sales associate’s response rate and response time to the consumer.

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

The utilization of information technology as a marketing tool has become increasingly effective in our industry, and we believe that trend will continue to increase. Accordingly, we have sought to become a leader among residential real estate brokerage firms in the use and application of technology. The key features of our approach are as follows:

•	The integration of our information systems with multiple listing services to:

•	provide property information on a substantial number of listings, including those of our competitors when possible to do so;

•	integrate with our systems to provide current data for other proprietary technology within NRT, such as contact management technology.

•	The placement of our company listings on multiple websites, including:

•	our NRT operating companies’ local websites;

•	the appropriate company website(s) (coldwellbanker.com, era.com, sothebysrealty.com and corcoran.com);

•	Openhouse.com, Realogy’s multi-branded website designed specifically for promoting open houses;

•	Realtor.com, the official website of NAR; and

•	real estate websites operated by Google, Yahoo, HGTV, Trulia, Zillow and others.

The majority of these websites provide the opportunity for the customer to utilize different features, allowing them to investigate community information, view property information and print feature sheets on those properties, receive on-line updates, obtain mapping and property tours for open houses, qualify for financing, review the qualifications of our sales associates, receive home buying and selling tips, and view information on our local sales offices. The process usually begins with the browsing consumer providing search parameters to narrow their property viewing experience. Wherever possible, we provide at least six photographs of the property and/or a virtual tour in order to make the selection process as complete as possible. To make readily available the robust experience on our websites, we utilize paid web search engine advertising as a source for our Internet consumers.

Most importantly, the browsing customer has the ability to contact us regarding their particular interest and receive a rapid response through our proprietary LeadRouter system. Through this program, Internet queries are converted from text to voice and transferred electronically to our sales associates within a matter of seconds, enabling the consumer to receive the information they desire, including an appointment with our sales associate in a timely manner.

Our sales associates have the ability to access professional support and information through various extranet sites in order to perform their tasks more efficiently. An example of this is the nationwide availability of a current “Do Not Call List” to assist them in the proper telemarketing of their services.

Employees

At December 31, 2007, we had approximately 13,400 employees, including approximately 565 employees outside of the U.S. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe that our employee relations are good.

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

Government Regulation

Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington, and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. Where the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. Failure to comply with these laws could result in civil liability to any affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. We may engage in certain lending transactions common in residential real estate franchising and provide loans to franchisees as part of the sale of the franchise.

Real Estate Regulation. RESPA and state real estate brokerage laws restrict payments which real estate brokers, title agencies, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. Currently, several states prohibit the sharing of referral fees with a principal to a transaction. In addition, with respect to our company owned real estate brokerage, relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.

On March 14, 2008, the Department of Housing and Urban Development (“HUD”) proposed a new rule intended to simplify and improve the disclosure requirements for mortgage settlement costs under the RESPA. The proposed revisions seek to reduce the overall cost of settlement services to consumers by taking steps to: standardize the Good Faith Estimate (GFE) form; require on page one of the GFE a clear summary of the loan terms and total settlement charges; require more accurate estimates of costs of settlement services shown on the GFE; improve disclosure of yield spread premiums to help borrowers: establish tolerance levels for certain categories of fees and facilitate a comparison of the GFE and the HUD-FHUD-1A Settlement Statements (HUD-1 settlement statement or HUD-1) to measure those tolerances; ensure that at settlement borrowers are made aware of final loan terms and settlement costs, clarify HUD’s current regulations concerning discounts; and expressly state when RESPA permits certain pricing mechanisms that benefit consumers, including average cost pricing and discounts, including volume based discounts. HUD is currently soliciting comments on the proposed rulemaking and it is too early in the process to determine the effect that the rule, if enacted in its current form, would have on our operations.

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

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report. The risk factors generally have been separated into three groups: (1) risks relating to our indebtedness; (2) risks relating to our business; and (3) risks relating to our separation from Cendant. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks relating to our indebtedness

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

We are significantly leveraged. As of December 31, 2007, our total long-term debt (including current portion) was approximately $6,239 million (which does not include $525 million of letters of credit issued under our synthetic letter of credit facility and $37 million of outstanding letters of credit). In addition, as of December 31, 2007, our current liabilities included $1,014 million of securitization obligations which were collateralized by $1,300 million of securitization assets that are not available to pay our general obligations. Moreover, under the senior toggle notes, we have the option to elect to pay interest in the form of PIK interest through October 15, 2011. In addition, a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. In the event we make a PIK interest election or short-term prevailing interest rates increase, our debt will increase.

Our substantial degree of leverage could have important consequences, including the following:

•

it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes;

•

a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations under the notes;

•	certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may cause a further downgrade of our debt and long-term corporate ratings; and

•	we may be vulnerable to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

Restrictive covenants under our indentures and the senior secured credit facility may adversely affect our operations.

Our senior secured credit facility and the indentures governing the notes contain, and any future indebtedness we incur may contain, various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the restrictive covenants in our senior secured credit facility will require us to maintain a specified senior secured leverage ratio. A breach of any of these covenants or any of the other restrictive covenants would result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the senior subordinated notes;

any of which could result in an event of default under the notes and our Securitization Facilities.

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

If a material event of default is continuing under our senior secured credit facility, such event could cause a termination of our ability to obtain future advances under and amortization of one or more of the Securitization Facilities.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior secured credit facility and our securitization obligations under our Securitization Facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities, we cannot assure you such interest rate swaps will eliminate interest rate volatility in its entirety.

Our ability to service our debt and meet our cash requirements depends on many factors, some of which are beyond our control.

Although there can be no assurances, we believe that the level of borrowings available to us, combined with cash provided by our operations, will be sufficient to provide for our cash requirements for the foreseeable future. However, our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all or a portion of our debt;

•	obtain additional financing;

•	restructure our operations;

•	sell some of our assets or operations;

•	reduce or delay capital expenditures and/or acquisitions; or

•	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to take any of these actions, these actions may not enable us to continue to satisfy our capital requirements or may not be permitted under the terms of our various debt instruments, including our senior secured credit facility and the indentures governing the notes. In addition, our senior secured credit facility and the indentures governing the notes will restrict our ability to sell assets and to use the proceeds from the sales. Moreover, borrowings under our senior secured credit facility are secured by substantially all of our assets and those of most of our subsidiaries. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations. Furthermore, Apollo, its co-investors and their respective affiliates have no continuing obligation to provide us with debt or equity financing following the Transactions.

We are a holding company and are dependent on dividends and other distributions from our subsidiaries.

Realogy is a holding company with limited direct operations. Our principal assets are the equity interests that we hold in our operating subsidiaries. As a result, we are dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on our outstanding debt. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness, including the indentures governing the notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our debt service payments.

We are controlled by Apollo who will be able to make important decisions about our business and capital structure; their interests may differ from the interests of the holders of our notes and our lenders under our senior secured credit facility.

Substantially all of the common stock of Holdings is beneficially owned by Apollo. As a result, Apollo controls us and has the power to elect all of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our equity holders may not in all cases be aligned with the interest of the holders of our notes or any other holder of our debt. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of the notes or any other holder of our debt. In that situation, for example, the holders of the notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks as a holder of the notes or other indebtedness. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or that may be our customers or suppliers. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of the equity of Holdings, even if such amount is less than 50%, Apollo will continue to be able to strongly influence or effectively control our decisions. Because our equity securities are not registered under the Exchange Act and are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchanges.

Risks relating to our business

Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.

Our business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. The recent tightening of the credit markets generally could be indicative of a contraction in the U.S. economy. The rate of growth of gross domestic product in the U.S. has declined in the last few quarters indicating that the U.S. economy could be in or nearing a recession.

A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our financial condition and our results of operations.

Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies affect the real estate market through their effect on interest rates as well as the pricing on our interest-earning assets and the cost of our interest-bearing liabilities. We are affected by any rising interest rate environment. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower cost mortgage rather than sell their home and pay a higher cost mortgage and potential home buyers choose to rent rather than pay higher mortgage rates. As a consequence, the growth in home prices may slow as the demand for homes decreases and homes become less affordable. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

We are negatively impacted by a downturn in the residential real estate market.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. The U.S. residential real estate industry is in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting buyers, an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing and a decrease in consumer confidence, which accelerated in the second half of 2007. As a result, our operating results in 2007 were adversely affected compared to our operating results in 2006, which in turn were significantly worse than our operating results in 2005. We cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could continue to have a material adverse effect on our business by causing a more significant general decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	periods of economic slowdown or recession;

•	rising interest rates;

•	rising unemployment;

•	the general availability of mortgage financing, including:

•	the impact of the recent contraction in the subprime and mortgage markets generally; and

•	the effect of more stringent lending standards for home mortgages;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	local, state and federal government regulation;

•	shifts in populations away from the markets that we or our franchisees serve;

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

During the first half of this decade, based on information published by NAR, existing homesales volumes rose to their highest levels in history. That growth rate reversed in 2006 and FNMA and NAR both reported a 9% decrease in the number of existing homesale sides during 2006 compared to 2005. FNMA and NAR, as of March 2008, both reported a decline of 13% in existing homesale sides for 2007 compared to 2006. Our recent financial results confirm this trend as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. For 2007, our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments experienced closed homesale side decreases of 19% and 17%, respectively, compared to 2006.

Based upon information published by NAR, the national median price of existing homes increased from 2000 to 2005 at a compound annual growth rate, or CAGR, of 8.9% compared to a CAGR of 6.2% from 1972 to 2007. According to NAR, the rate of increase of median homesale price of existing homes slowed significantly in

2006 to 1% and turned negative in 2007 to a 1% decrease. This decrease is the first such decline in more than 50 years. For 2008 compared to 2007, FNMA and NAR, as of March 2008, are forecasting a decrease in the median price of existing homes of 6% and 1%, respectively.

The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. FNMA and NAR, as of March 2008, reported a decline in existing homesales of 13% for 2007 compared to 2006 and forecast a decline of 21% and 5%, respectively for 2008 compared to 2007. By contrast to the current forecasts of FNMA and NAR, in March 2007, FNMA and NAR had forecast an 8% decrease and 1% decrease, respectively, in existing homesales for 2007 compared to 2006 and a 1% and 4% increase, respectively, in existing homesales for 2008 compared to 2007.

A sustained decline in existing homesales, any resulting sustained decline in home prices or a sustained or accelerated decline in commission rates charged by brokers, could further adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, reducing the referral fees earned by our relocation services business and increasing the risk that our relocation services business will continue to suffer losses in the sale of homes relating to its “at risk” homesale service contracts (i.e., where we purchase the transferring employee’s home and assume the risk of loss in the resale of such home). For example, for 2007, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $4 million for our Real Estate Franchise Services segment and $14 million for our Company Owned Real Estate Brokerage Services segment. The $14 million represents the total Company impact including $3 million of intercompany royalties paid by our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment.

Competition in the residential real estate and relocation business is intense and may adversely affect our financial performance.

Competition in the residential real estate services business is intense. As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees. Competition among national brand franchisors in the real estate brokerage industry to grow their franchise systems is intense. Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring similar products and services at rates that are lower than we charge. Our largest national competitors in this industry include Prudential, GMAC Real Estate, RE/MAX and Keller Williams real estate brokerage brands. Some of these companies may have greater financial resources than we do, including greater marketing and technology budgets. Regional and local franchisors provide additional competitive pressure in certain areas. We believe that competition for the sale of franchises is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees and the fees the franchisees must pay. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate. Our franchisees are generally in intense competition with franchisees of other systems and independent real estate brokers. Our revenue will vary directly with our franchisees’ revenue, but is not directly dependent upon our franchisees’ profitability. If competition results in lower average brokerage commission rates or lower sales volume by our franchisees, our revenues will be affected adversely. For example, our franchisees’ average homesale commission rate per side was 2.65% in 2002 and this rate has declined to 2.49% in 2007.

Our company owned brokerage business, like that of our franchisees, is generally in intense competition with franchisees of other systems, independent real estate brokerages, including discount brokers, owner-operated chains and, in certain markets, our franchisees. We face competition from large regional brokerage firms as well as local brokerage firms, but such competition is limited to the markets in which such competitors operate. Competition is particularly severe in the densely populated metropolitan areas in which we compete. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions below the industry norms. Discount brokers have significantly increased their market share in recent years and they may increase their market share in the future. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and brokerage commission. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. We also compete for the services of qualified licensed sales associates. Such competition could reduce the commission amounts retained by our company after giving effect to the split with sales associates and possibly increase the amounts that we spend on marketing. Our average homesale commission rate per side in our company owned real estate segment has declined from 2.63% in 2002 to 2.47% in 2007.

In our relocation services business, we compete with in house operations, global and regional outsourced relocation service providers, human resource outsourcing companies and international accounting firms. The larger outsourced relocation service providers that we compete with include Prudential Real Estate and Relocation Services, Inc., Sirva, Inc. and Weichert Relocation Resources, Inc.

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

Several of our businesses are highly regulated. The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the “FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While we believe that our franchising operations are in compliance with such existing regulations, we cannot predict the effect any existing or future legislation or regulation may have on our business operation or financial condition.

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

Several of the litigation matters described in this report allege claims based upon breaches of fiduciary duties by our licensed brokers and violations of unlawful state laws relating to business practices or consumer disclosures (e.g. the Grady and Berger matters). We cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against us, including remedies or awards, and adverse results in any such litigation may harm our business and financial condition.

Our company owned real estate brokerage business, our relocation business, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business.

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

In April 2007, the FTC and Justice Department issued a report on competition in the real estate brokerage industry and concluded that while the industry has undergone substantial changes in recent years, particularly with the increasing use of the Internet, competition has been hindered as a result of actions taken by some real estate brokers, acting through multiple listing services and NAR, state legislatures, and real estate commissions, and recommend, among other things, that the agencies should continue to monitor the cooperative conduct of private associations of real estate brokers, and bring enforcement actions in appropriate circumstances.

In 2002, Senator Charles Grassley (R-Iowa) began an inquiry into government agency spending on employee relocation programs. His concerns were prompted by several high profile, high cost government employee relocations. The Senator’s focus was on relocation data management, relocation oversight, policy design and cost containment by the U.S. General Services Administration and the U.S. Office of Management and Budget. Cartus was actively represented on the Government-wide Relocation Advisory Board (the “Advisory Board”), which was established to provide constructive solutions to the U.S. General Services Administration. The Advisory Board issued its recommendations which remain under consideration by the U.S. General Services Administration, the Office of Management and Budget and the U.S. Office of Personnel Management. It is not clear whether some or all of the Advisory Board recommendations will be adopted, and what, if any, financial impact they will have on Cartus.

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

Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. In 2007, NRT realized approximately 61% of its revenues from California (27%), the New York metropolitan area (25%) and Florida (9%). Including acquisitions, NRT experienced a 17% decline in the number of homesale transactions during 2007, which we believe is reflective of industry trends, especially in Florida, California and the New York metropolitan area where NRT experienced homesale transaction declines of 22%, 15% and 4%, respectively, during 2007. A continued downturn in residential real estate demand or economic conditions in these regions could result in a further decline in NRT’s total gross commission income and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well.

During 2007, the Company as a whole generated 24%, 21% and 8%, respectively, of its net revenues in California, the New York metropolitan area and Florida. A continued downturn in residential real estate demand or economic conditions in these states could result in a decline in our overall revenues and have a material adverse effect on us.

The pro forma combined financial information in this Annual Report may not be reflective of our operating results following the Transactions and we may be unable to achieve anticipated cost savings and other benefits.

The pro forma combined financial information included in this Annual Report is derived from our historical consolidated statement of operations. The preparation of this pro forma information is based on certain assumptions and estimates. This combined pro forma information may not necessarily reflect what our results of operations would have been had the Transactions occurred on January 1, 2007 or what our results of operations will be in the future. We cannot assure you that the anticipated cost savings or other benefits will be achieved. If our cost savings or the impact of other benefits are less than our estimates or our cost savings initiatives adversely affect our operations or cost more or take longer to implement than we project, our results will be less than we anticipate and the savings or other benefits we projected may not be fully realized.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on results of operations.

Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, valuation reserves, income taxes and fair value accounting are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments by management could significantly change reported results.

We may not have the ability to complete future acquisitions; we may not be successful in developing the Better Homes and Gardens Real Estate brand.

We have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. Our company owned brokerage business has completed more than 343 acquisitions since its formation in 1997 and, in 2004, we acquired the Sotheby’s International Realty® residential brokerage business and entered into an exclusive license agreement for the rights to the Sotheby’s International Realty® trademarks with which we are in the process of building the Sotheby’s International Realty® franchise system. In January 2006, we acquired our title insurance underwriter and certain title agencies. As a result of these and other acquisitions, we have derived a substantial portion of our growth in revenues and net income from acquired businesses. The success of our future acquisition strategy will continue to depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions.

On October 8, 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). We intend to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between us and Meredith becomes operational on July 1, 2008 and is for a 50-year term, with a renewal term for another 50 years at our option. There can be no assurance that we will be able to successfully develop the brand in a timely matter or at all. Our inability to complete acquisitions or to successfully develop the Better Homes and Gardens® Real Estate brand would have a material adverse effect on our growth strategy.

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

We are also in the process of integrating the operations of our acquired businesses and expect to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities.

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any business that we have acquired or may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.

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

In a limited number of transactions (approximately 16% of our relocation business homesale transactions for 2007), our relocation business enters into “at risk” homesale transactions whereby we acquire the home being sold by relocating employees and bear the risk of all expenses associated with acquiring, carrying and selling the home, including potential loss on sale. In approximately 39% of these “at risk” homesale transactions, the ultimate third party buyer is under contract at the time we become the owner of the home. For the remaining 61% of these “at risk” homesale transactions, adverse economic conditions have reduced the value of some of such homes, and could further reduce the value of those and other such homes, and increase our carrying costs, both of which would increase the losses that we may incur on reselling the homes. A significant increase in the number of “at risk” home sale transactions could have a material adverse effect on our relocation business, financial condition, results of operations or cash flows.

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

We issue title insurance policies which provide coverage for real property mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is limited to the first $5,000 of claims on any one policy. The title underwriter we acquired in January 2006 generally underwrites title insurance policies on properties up to $1.5 million. For properties valued in excess of this amount, we obtain a reinsurance policy from a national underwriter. We may also be subject to legal claims arising from the handling of escrow transactions and closings. Our subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, we carry additional errors and omissions insurance policy for Realogy Corporation and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $442 million at December 31, 2007. We carry insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

We would be subject to severe losses if banks do not honor our escrow deposits.

Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks including Comerica Bank National Association, Wells Fargo Bank, National Association and SunTrust Bank National Association, which hold a significant amount of such deposits in excess of the federal deposit insurance limit. If Comerica, Wells Fargo, SunTrust or any of our other depository banks were to become unable to honor our deposits, we could be responsible for these deposits. These escrow and trust deposits totaled $442 million at December 31, 2007.

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

At December 31, 2007, $1,014 million of liabilities was outstanding through various bankruptcy remote special purpose entities (“SPEs”) monetizing certain assets of our relocation services business. We have provided a performance guaranty which guarantees the obligations of our subsidiary, Cartus Corporation, as originator and servicer under these securitization programs with the SPEs. Through these SPEs, we securitize relocation receivables and related assets, and the proceeds from the securitization of such assets are used to fund our relocation receivables and advances and properties held for sale and current working capital needs. Our ability to securitize these assets or receivables depends upon the amount of such receivables and other assets that we hold, the performance of these assets, the interest of banks and other financial institutions in financing the securitized assets and other factors. Interest incurred in connection with borrowings under these facilities is recorded within net revenues in our consolidated and combined financial statements as related borrowings are utilized to fund relocation receivables and advances and properties held for sale within our relocation business where interest is generally earned on such assets. If we are unable to continue to securitize these assets, we may be required to find additional sources of funding which may be on less favorable terms.

Each of the Securitization Facilities contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. The loss of funding or reduction in available funding under one or more of the Securitization Facilities could restrict our ability to fund the operation of our relocation business. Some of the trigger events which could affect the availability of funds under the Securitization Facilities include defaults or losses on the securitized receivables and related assets resulting in insufficient collateral for the notes or advances, increases in default rates on the securitized receivables, the termination of a material client contract, increases in noncash reductions of the securitized receivables, losses on sales of relocation properties or increases in the average length of time we hold relocation properties in inventory. The facilities also have trigger events based on change in control and cross-defaults to material indebtedness. If an event of default is continuing under our notes, our credit agreement or other material indebtedness, such event could cause a termination of our ability to obtain future advances under and amortization of one or more of the Securitization Facilities. Each of the Securitization Facilities also contains provisions limiting the availability of funding based on the concentration levels of receivables due from any one client or, in some instances, groups of the largest clients and certain of the Securitization Facilities have other concentration levels relating to the due dates of the receivables, the period certain receivables are outstanding and the type or location of the relocation properties. If such concentration levels are exceeded, we may be required to retire a portion of the amount outstanding under the affected facility.

The asset-backed securities market in the United States and Europe has been experiencing unprecedented disruptions. Current conditions in this market include reduced liquidity, credit risk premiums for certain market participants and reduced investor demand for asset-backed securities, particularly those backed by sub-prime collateral. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market, may continue or worsen in the future.

Since we are highly dependent on the availability of the asset-backed securities market to finance the operations of our relocation business, disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity or results of operations. Continued reduced investor demand for asset-backed securities could result in our having to fund our relocation assets until investor demand improves, but our capacity to fund our relocation assets is not unlimited. If we confront a reduction in the borrowing capacity under our Securitization Facilities due to a reduced demand for asset-backed securities, it could require us to reduce the amount of relocation assets that we fund and to find alternative sources of funding for our working capital needs. Continued adverse market conditions could also result in increased costs and reduced margins earned in connection with our securitization transactions.

We will continue to rely on borrowings under the Securitization Facilities in order to fund the future liquidity needs of our relocation business. If we need to increase the funding available under our Securitization Facilities, there can be no assurance that such funding will be available to us or, if available, that it will be on terms acceptable to us. In addition, if market conditions do not improve prior to the maturity of our Securitization Facilities, we may encounter difficulties in refinancing them. If these sources of funding are not available to us for any reason, including the occurrence of events of default, breach of restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, disruption of the asset-backed market or otherwise, or upon maturity of our Securitization Facilities, we could be required to borrow under our revolving credit facility or incur other indebtedness to finance our working capital needs or we could be required to revise the scale of our business, which could have a material adverse effect on our ability to achieve our business and financial objectives.

We are dependent on our senior management and a loss of any of our senior managers may adversely affect our business and results of operations.

We believe that our future growth depends, in part, on the continued services of our senior management team. Losing the services of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our growth strategies. There is a risk that we will not be able to retain or replace these key employees. All of our current executive officers are subject to employment conditions or arrangements that contain post employment non-competition provisions. However, these arrangements permit the employees to terminate their employment without notice.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a result of our registration statement registering the exchange notes, which were declared effective on January 9, 2008, we became subject to certain provisions of the Sarbanes-Oxley Act of 2002. This may result in higher compliance costs and may adversely affect our financial results and our ability to retain qualified executive officers. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. federal securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. We are required to provide management’s Section 404 evaluation beginning with this Annual Report and an auditor’s attestation on the effectiveness of financial controls over financial reporting beginning with the Annual Report for 2008 (unless the deadline is extended by the SEC). The failure to comply with Section 404 may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our securities), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition and the trading price of our securities), prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

Our international operations are subject to risks not generally experienced by our U.S. operations.

Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services and company owned real estate brokerage businesses have international operations. Revenues from these operations are approximately 2% of the total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations, and if such risks materialize our profitability may be adversely affected. The risks involved in our international operations that could result in losses against which we are not insured and therefore affect our profitability include:

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

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, employment law or other harm resulting from negligence or fraud by individuals or entities outside of our control, including franchisees and independent contractors, such as sales associates. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties. We are generally not liable for the actions of our franchisees; however, there is no assurance that we would be insulated from liability in all cases.

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

Risks relating to our separation from Cendant

We have a short operating history as a separate independent company and our historical financial information is not necessarily representative of the results we would have achieved as a separate independent company and may not be a reliable indicator of our future results.

The historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate independent company for such periods presented or those that we will achieve in the future primarily as a result of the following factors:

•

Prior to our separation from Cendant, our business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for us, including, but not limited to, cash management, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical financial results for such periods reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations are less than the comparable expenses we believe we would have incurred had we operated as a separate independent company.

•

Prior to our separation from Cendant, our business was integrated with the other businesses of Cendant. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships.

•

The cost of capital for our business is higher than Cendant’s cost of capital prior to our separation from Cendant because Cendant’s credit ratings were higher than our credit ratings as of December 31, 2007.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a separate independent company.

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”), and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement dated as of July 28, 2006 among Realogy, Wyndham Worldwide and Travelport, we and Wyndham Worldwide have each assumed and are responsible for 62.5% and 37.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities including those relating to unresolved tax and legal matters and associated costs and expenses. More specifically, we generally have assumed and are responsible for the payment of our share of: (i) liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant, including but not limited to the Credentials litigation referred to elsewhere in this Annual Report, in which in September 2007, the court granted summary judgment against Cendant in the amount of approximately $94 million plus attorneys’ fees and Cendant’s motion for reconsideration of that judgment is pending, (ii) certain contingent tax liabilities and taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes, (iii) Cendant corporate liabilities relating to Cendant’s terminated or divested businesses and liabilities relating to the Travelport sale, if any, (iv) generally any actions with respect to the separation plan or the distributions brought by any third party and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with our separation from Cendant. In almost all cases, we are not responsible for liabilities that were specifically related to Avis Budget, Wyndham Worldwide and/or Travelport, which were allocated 100% to the applicable company in the separation. In addition, we agreed with Wyndham Worldwide to guarantee each other’s obligations (as well as Avis Budget’s) under our respective deferred compensation plans for amounts deferred in respect of 2005 and earlier years. At our separation from Cendant, we recorded $843 million relating to this assumption and guarantee. The majority of the $843 million of liabilities have been classified as due to former parent in the consolidated balance sheet included elsewhere in this Annual Report as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2007, the due to former parent balance had been reduced to $550 million.

If any party responsible for such liabilities were to default in its payment, when due, of any such assumed obligations related to any such contingent and other corporate liability, each non-defaulting party (including Cendant) would be required to pay an equal portion of the amounts in default. Accordingly, we may, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such contingent and other corporate liabilities including associated costs and expenses. On April 26, 2007, in accordance with the Separation and Distribution Agreement, we used the new synthetic letter of credit facility to satisfy our obligations to post a letter of credit in respect of our assumed portion of Cendant’s contingent and other corporate liabilities.

An adverse outcome from any of the unresolved Cendant legacy legal proceedings or other liabilities for which we have assumed partial liability under the Separation and Distribution Agreement could be material with respect to our earnings in any given reporting period.

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

If the distribution of Realogy shares together with the related transactions referred to above, or together with the Merger (the tax consequences of which are discussed below under “The Merger might be characterized as part of a plan.”), were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then Cendant would recognize gain in an amount equal to the excess of (i) the fair market value of our common stock distributed to the Cendant stockholders over (ii) Cendant’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution of the stock of Realogy or Wyndham Worldwide were to fail to qualify as a reorganization and (x) such failure was not the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, we and Wyndham Worldwide would be responsible for the payment of 62.5% and 37.5%, respectively, of any taxes imposed on Cendant as a result thereof or (y) such failure was the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, the party responsible for such failure would be responsible for all taxes imposed on Cendant as a result thereof. In addition, in certain circumstances, Cendant stockholders who received Realogy stock in the distribution would be treated as having received a taxable dividend equal to the fair market value of Realogy stock received. If the Merger were to cause the distribution to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, the resulting taxes would be significant and would have a clear material adverse effect.

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

We believe that neither the share repurchase program that we engaged in during 2006 nor the Merger with affiliates of Apollo will affect the tax-free nature of our separation from Cendant. However, both determinations are based upon a facts and circumstances analysis and facts and circumstances are inherently difficult to assess.

The Merger might be characterized as part of a plan.

Under the Tax Sharing Agreement, Realogy agreed not to take certain actions during the period beginning the day after the distribution date and ending on the two-year anniversary thereof. These actions include Realogy selling or otherwise transferring 50% or more of its gross or net assets of its active trade or business or 50% or more of the consolidated gross or net assets of its business, or entering into a merger agreement or any Proposed Acquisition Transaction, as defined in the Tax Sharing Agreement (generally, a transaction where Realogy would merge or consolidate with any other person or where any person would acquire an amount of stock that comprises thirty-five percent or more of the value or the total combined voting power of all of the outstanding stock of Realogy), without the receipt of a private letter ruling from the IRS, or an opinion of tax counsel in form and substance reasonably satisfactory to at least two of Cendant, Realogy and Wyndham Worldwide that states that such action will not result in Distribution Taxes, as defined in the Tax Sharing Agreement (generally, taxes resulting from the failure of the distribution to qualify under Section 355(a) or (c) of the Code or Section 361(c) of the Code, or the application of Sections 355(d) or (e) of the Code to the distribution).

The Merger is a Proposed Acquisition Transaction as defined in the Tax Sharing Agreement. In connection with the Merger, Skadden Arps issued an opinion (the “Opinion”) to us, Cendant and Wyndham Worldwide, stating that, based on certain facts and information submitted and statements, representations and warranties made by Realogy and Apollo, and subject to the limitations and qualifications set forth in such Opinion, the Merger with affiliates of Apollo will not result in Distribution Taxes. Each of Cendant and Wyndham Worldwide confirmed that the Opinion is reasonably satisfactory. The Opinion is not binding on the IRS or a court. Accordingly, the IRS may assert a position contrary to the Opinion, and a court may agree with the IRS’s position. Additionally, a change in the tax law or the inaccuracy or failure to be complete of any of the facts, information, documents, corporate records, covenants, warranties, statements, representations, or assumptions upon which the Opinion is based could affect its conclusions. Pursuant to the Tax Sharing Agreement, Realogy is required to indemnify Cendant against any and all tax-related liabilities incurred by it relating to the distribution to the extent caused by Realogy’s actions, even if Cendant has permitted us to take such actions. Cendant did not and does not intend to seek a private letter ruling from the IRS.

If the Merger causes the distribution to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, the resulting taxes would be significant and would have a clear material adverse effect. Cendant would recognize gain in an amount equal to the excess of (i) the fair market value of our common stock distributed to the Cendant stockholders over (ii) Cendant’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution of the stock of Realogy or Wyndham Worldwide were to fail to qualify as a reorganization and (x) such failure was not the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, we and Wyndham Worldwide would be responsible for 62.5% and 37.5%, respectively, of any taxes imposed on Cendant as a result thereof or (y) such failure was the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, the party responsible for such failure would be responsible for all taxes imposed on Cendant as a result thereof. In addition, in certain circumstances, the Cendant stockholders who received Realogy stock in the distribution would be treated as having received a taxable dividend equal to the fair market value of Realogy stock received. If the distribution were to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, but acquisitions of Cendant stock or Realogy stock after the distribution were to cause Section 355(e) of the Code to apply, Cendant would recognize taxable gain as described above, but the distribution would be tax free to stockholders (except for cash received in lieu of a fractional share of Realogy common stock).

ITEM 2.	PROPERTIES

Corporate Headquarters. Our corporate headquarters is located in leased offices at One Campus Drive in Parsippany, New Jersey. The lease expires in 2013 and can be renewed at our option for an additional five or ten years.

Real Estate Franchise Services. Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey. There are also leased facilities at regional offices located in Atlanta, Georgia, Mission Viejo, California and Boston, Massachusetts.

Company Owned Real Estate Brokerage Services. As of December 31, 2007, our company owned real estate brokerage segment leases over 7 million square feet of domestic office space under 1,400 leases. Its corporate headquarters were relocated in February 2007 from 339 Jefferson Road, Parsippany, New Jersey to the Realogy headquarters located at One Campus Drive, Parsippany, New Jersey. As of December 31, 2007, NRT leased approximately 20 facilities serving as regional headquarters; 50 facilities serving as local administration, training facilities or storage, and approximately 940 offices under approximately 1,250 leases serving as brokerage sales offices. These offices are generally located in shopping centers and small office parks, generally with lease terms of three to five years. In addition, there are 80 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.

Relocation Services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. There are also four leased regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois and Irving, Texas, which provide operation support services. International offices are leased in Swindon and Hammersmith, United Kingdom; Hong Kong; Singapore and Shanghai, China.

Title and Settlement Services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in 23 states and the District of Columbia.

We believe that all of our properties and facilities are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

Legal—Real Estate Business

The following litigation relates to Cendant’s Real Estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.

Berger v. Property ID Corp., et al., (CV 05-5373 GHK (CTx) (U.S.D.C., C.D. Cal.)). The original complaint was filed on July 25, 2005. Mark Berger filed an amended, class action lawsuit against Cendant, Century 21, Coldwell Banker Residential Brokerage Company, and related entities, among other defendants, who are parties to joint venture agreements with Property I.D. Corporation, which markets and sells natural hazard disclosure reports in the state of California. The First Amended Complaint alleged violations of RESPA, which prohibits direct or indirect kickbacks from real estate settlement service providers for the referral of business to other providers, and further alleged unlawful business practices under the California Business and Professions Code. Berger alleges that the joint ventures are sham arrangements that unlawfully receive kickbacks or referral fees in exchange for business.

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

On May 2, 2007, plaintiffs filed a motion to amend their complaint to add additional plaintiffs, and to name additional defendants, including certain Realogy subsidiaries and several Prudential Real Estate companies, which also had joint venture relationships with Property I.D. All defendants opposed the motion. On May 25, 2007, Plaintiffs filed a reply in further support of their motion. Plaintiffs’ motion was granted and the Fourth Amended Complaint was filed on June 8, 2007 and served on the Defendants. Plaintiffs’ also filed a Fifth Amended Complaint by stipulation which was to correct the identity of certain defendants unrelated to Realogy. We filed a motion to dismiss on July 9, 2007, which was subsequently denied by the court.

Mediation was held on August 14, 2007. On September 1, 2007, plaintiffs filed a Sixth Amended Complaint adding a non-Realogy entity. On October 1, 2007, plaintiffs filed a motion to strike defendants’ affirmative defense that asserts that national hazard disclosure reports are not settlement services. HUD filed a Statement of Interest advising the court that it may file pleadings relevant to the motion to strike. Defendants have opposed the motion but the court has yet to rule. The mediation continued on October 23 and 24, 2007. Another day of mediation will be scheduled for January 2008.

On November 8, 2007, HUD filed its Statement of Interest advising the court that it considers natural hazard disclosure reports to be settlement services. On November 20, 2007, plaintiffs filed a supplemental submission responding to the Statement of Interest and in further support of their motion to strike. On November 28, 2007, we filed a response to the Statement of Interest and further opposition to plaintiffs’ motion to strike.

On November 10, 2007, the Court entered an amended scheduling order that provides that plaintiffs must file their motion to certify a class by December 10, 2007 and extended the fact and expert discovery deadline through May 9, 2008. Plaintiffs filed their motion to certify a class on December 10, 2007. Defendants filed their opposition to class certification on January 9, 2008.

On January 18, 2008, the Court struck the opposition filed by defendants on January 9, 2008 and ordered that Defendants file joint opposition to plaintiffs’ motion for class certification, instead of individual opposition. Defendants’ joint opposition was filed on February 5, 2008 and Plaintiffs reply to the joint submission was filed on February 27, 2008. On March 7, 2008, the court denied the parties joint stipulation to extend expert discovery so the parties exchanged their expert disclosures on March 10, 2008.

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

Plaintiffs filed their motion to certify a class on October 1, 2004. The parties conducted discovery on the class certification issues. On January 31, 2006, defendants filed their opposition to the class motion. Plaintiffs’ reply to the class motion was filed on May 2, 2006. The court heard oral argument on the motion on May 26, 2006. Plaintiffs’ motion to certify a class and defendants’ cross motion to strike the class demand were denied on June 30, 2006. On August 1, 2006, plaintiffs filed a motion for leave to appeal the denial of class certification. On August 24, 2006, the Appellate Division denied plaintiffs’ motion for leave to appeal. The court held a case management conference on April 3, 2007 and discussed outstanding discovery disputes and plaintiff’s plan to move a second time to certify a class. On April 25, 2007 plaintiffs filed a motion to compel discovery seeking information relating to plaintiffs’ plan to move a second time to certify a class. Defendants opposed this motion. Plaintiffs filed a reply on May 7, 2007. The court did not issue a ruling and instead by order dated October 1, 2007 appointed a discovery master to rule on the discovery disputes. On November 21, 2007, the discovery master submitted a recommended order to the Court allowing plaintiffs to obtain information concerning the Century 21 NAF fund account only, and denying plaintiffs’ requests for any further discovery. The recommended order was entered by the Court on November 26, 2007.

Grady v. Coldwell Banker Burnet Realty. This is a putative class action lawsuit filed against Burnet Realty, Inc., d/b/a Coldwell Banker Burnet in the Hennepin County District Court, Minneapolis, MN, on behalf of a class consisting of all persons who were customers of Coldwell Banker Burnet in residential real estate transactions that closed in specific Minnesota counties since February 21, 2001, where the customers were referred to Burnet Title for title insurance and/or settlement services, and where the customers paid Burnet Title for those products and services. The named plaintiffs, Kenneth and Dylet Grady, were first-time homebuyers for whom Coldwell Banker Burnet acted as their broker, and who used Burnet Title to close the buyers’ side of the transaction. The Grady transaction closed on June 3, 2003.

The complaint alleges various legal theories for breach of fiduciary duty and for violation of the Minnesota Consumer Fraud Act. Under Minnesota law, real estate brokers and agents are fiduciaries to their customers. The complaint alleges that these fiduciary duties impose higher and stricter standards of conduct than RESPA or other statutes with respect to an affiliated business relationship between a real estate brokerage and a title company. The complaint claims that Coldwell Banker Burnet breached its fiduciary duties to its customers by referring them to Burnet Title when there are other comparable title companies that would provide the same products and services allegedly at lower prices. The complaint alleges that consumers should be expressly told that Burnet Title is an expensive provider, and that consumers should be given the names of multiple, lower-cost providers, so that they can make an informed choice. The complaint claims that Coldwell Banker Burnet agents are pressured and incentivized to refer customers to Burnet Title instead of to other title companies, and that such incentives violate the agents’ fiduciary obligations and must be disclosed to the customer. For its claim under the Minnesota Consumer Fraud Act, the complaint alleges that consumers should be told about Coldwell Banker Burnet’s alleged conflict of interest, about the alleged fact that Burnet Title is an expensive provider, about the names of other, lower-cost providers, and about any incentives provided to agents to encourage them to refer Burnet Title. The complaint seeks the following relief: (1) an injunction prohibiting Coldwell Banker Burnet from continuing its allegedly wrongful practices; (2) disgorgement of all compensation, including commissions, that Coldwell Banker Burnet received from class members; (3) damages for the alleged overpayment by class members for title insurance and/or settlement services from Burnet Title; (4) attorneys’ fees and costs, which can be awarded under the Minnesota Consumer Fraud Act; and (5) other unspecified equitable relief.

Coldwell Banker Burnet denies the allegations in the complaint, and contends that the factual allegations that are the premise for the causes of action in the complaint are inaccurate and wrong. On March 30, 2007, Coldwell Banker Burnet filed its answer to the complaint. On October 5, 2007, plaintiff filed their motion to certify a class. On October 24, 2007, we filed our opposition to the class certification motion. Plaintiffs filed a reply on October 30, 2007. Oral argument was held by the court on November 2, 2007. On December 14, 2007, the court denied plaintiffs’ motion to certify a class.

On January 29, 2008, Defendants filed a motion for summary judgment. Plaintiffs have cross moved for summary judgment. Oral argument on the motions for summary judgment was held on March 4, 2008, following which the Court held a brief settlement conference. The court has stayed proceedings for 30 days and referred the case to mediation. The case is set to go to trial sometime in May 2008.

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, our Chief Executive Officer, President and Director, were added as defendants in a putative class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On March 7, 2003, the court granted Cendant’s motion to dismiss lead plaintiff’s claim for failure to state a claim upon which relief could be granted and dismissed the complaint, as against Cendant and Mr. Smith, with prejudice. On March 8, 2004, the court entered final judgment, thus allowing for an appeal to be made regarding its decision dismissing the complaint against Cendant, Mr. Smith and others. Oral argument of the appeal took place on February 6, 2006. On June 30, 2006, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the plaintiff’s complaint. The Court of Appeals also remanded the case back to the district court so that the plaintiff may seek leave in the district court to amend the complaint if that can be done consistent with the Ninth Circuit’s opinion. Cendant and Mr. Smith filed a petition for a writ of certiorari with the United States Supreme Court. On December 19, 2006, the Court entered an order denying plaintiff’s motion for Leave to File a Second Amended Complaint against Cendant and Richard Smith, among other parties. Plaintiffs have appealed this decision to the Ninth Circuit and that appeal has been fully briefed but is still pending. On March 26, 2007, the United States Supreme Court issued a writ of certiorari in a case arising out of the Eighth Circuit that raises the same legal issue raised in the Ninth Circuit case involving Cendant and Mr. Smith, whose petition will be disposed of at the resolution of the Eighth Circuit case by the Supreme Court.

On January 15, 2008, the Supreme Court held in Stoneridge Investment Partners, LLC v. Scientific-Atlanta, Inc., that secondary actors cannot be held liable under Section 10(b) if their acts are not disclosed to the investigating public because Section 10(b) plaintiff cannot establish the necessary element of reliance with respect to such actors. On January 16, 2008, we made a written request that plaintiff withdraw its appeal in light of the Stoneridge ruling, to which we received no response. We are waiting for the ninth circuit to issue a new opinion or to otherwise act on the pending appeal in light of the Stoneridge decision; which is expected sometime in late March 2008.

Leflore County, Mississippi Cases (Civil Action No. 2003-115-CICI, Leflore County, Mississippi). Between June 18, 2003, and August 31, 2004, 30 civil actions were commenced in the State Courts of Leflore County, Mississippi against Coldwell Banker Real Estate Corporation, and others. Two of these actions have been removed to Federal Court. Plaintiffs allege fraud among the defendants in connection with the purchase of approximately 90 homes in Leflore County. Specifically, plaintiffs allege that defendants made false representations to each plaintiff regarding the value and/or condition of the properties, which false representations led plaintiffs to borrow money, at unreasonable rates and with the aid of false documentation, to purchase the properties. Plaintiffs seek actual damages ranging in amounts from $100,000 to $500,000, an unspecified amount of punitive damages, attorneys’ fees and costs. Coldwell Banker aggressively has pursued discovery from the plaintiffs; sought severance of plaintiffs’ claims, one from another; and the dismissal of plaintiffs’ claims due to their failure to cooperate in discovery and comply with the Court’s orders regarding discovery. On April 5, 2006, the Court entered consent orders dismissing 21 of the pending state court matters, and only one State Court claim remains outstanding.

In 2005, the same plaintiffs as in the state court actions and about 30 others, commenced a series of parallel actions in the United States District Court for the Northern District of Mississippi. Between July 18, 2005 and July 29, 2005, 21 civil actions were commenced in Federal Court alleging the same state law fraud and misrepresentation claims as were alleged in the prior-filed State Court actions, as well as claims arising under the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. § 1964, et seq. Coldwell Banker timely filed Motions to Dismiss these Federal actions due to plaintiffs’ failure to state any viable RICO claims and a lack of federal jurisdiction over plaintiffs’ State law fraud and misrepresentation claims. On March 20, 2006, in four RICO motions, Coldwell Banker’s Motions to Dismiss were denied. On March 27, 2006, Coldwell Banker filed Motions for Reconsideration of those denials, which were denied. A trial schedule has been set for all federal matters. Each case will be tried individually, one per quarter, over a five-year period. The first case is set for trial on October 20, 2008.

Various lenders in the federal matters have moved to compel arbitration based on arbitration clauses included in the mortgage documents. So far, 11 motions have been granted. Two were denied because the lender did not countersign the document containing the arbitration provision. One additional motion is still pending. Coldwell Banker has moved to join these arbitrations, or in the alternative, to stay the court proceedings pending the resolution of the arbitration. All of Coldwell Banker’s motions were granted and 11 matters will proceed to arbitration. Not all transactions may be subject to arbitration. To date, Coldwell Banker is aware of at least ten matters where the mortgage documents do not contain arbitration provisions.

Additionally, on January 11, 2005, a putative class action was commenced in the United States District Court for the Northern District of Mississippi relating to the same allegations of fraud and misrepresentation in connection with the purchase of residential real estate in Leflore County, Mississippi. Specifically, plaintiffs have sought certification of a class consisting of the following: “All persons who purchased or sold property within the state of Mississippi while utilizing the services of Coldwell Banker First Greenwood Leflore Realty, Inc., who were misled about the value or condition of the property, or who were misled by Coldwell Banker or its agents concerning the sales price of the real property, or who were promised repairs and/or renovations to the property which were not made or completed, or who, with the active involvement of Coldwell Banker or its agents entered into loans, secured by collateral in the form of real property, who were charged excessive and/or unnecessary fees, charges and related expenses.” The Class Complaint asserted claims for false advertising, breach of fiduciary duty, misrepresentation, deceptive sales practices, fraudulent concealment, fraud in the inducement, intentional infliction of emotional distress, negligent infliction of emotional distress, breach of public policy, negligence, gross negligence, and fraud. The Class Complaint sought unspecified compensatory and punitive damages, attorneys’ fees and costs. On March 31, 2005, plaintiffs filed a Motion for Class Certification. On April 15, 2005, Coldwell Banker Real Estate Corporation filed its Opposition to Plaintiffs’ Motion for Class Certification. The Court did not rule on Plaintiffs’ Motion for Class Certification. Instead, plaintiffs’ voluntarily withdrew their claim to have a class certified, which was approved by the court by Order dated July 13, 2006. The individual plaintiffs, Clemmie Cleveland, et al., filed a second amended complaint on August 1, 2006, adding RICO claims and withdrawing its claims to seek class certification. Coldwell Banker filed an answer and a motion to dismiss the RICO claims on August 14, 2006.

A mandatory settlement conference scheduled for all matters was held from January 14 through 16, 2008. A settlement was reached in principle, under which Coldwell Banker Real Estate Corporation will pay the plaintiffs an immaterial amount, substantially less than the cost of defense. The settlement agreement is fully executed and the court entered orders of dismissal with prejudice on March 6, 2008.

Proa, Jordan and Schiff v. NRT Mid-Atlantic, Inc. d/b/a Coldwell Banker Residential Brokerage et al. (Case No. 1:05-cv-02157 (AMD), U.S.D.C., District of Maryland, Northern Division). On August 8, 2005, plaintiffs Proa and Jordan filed a lawsuit against NRT Mid-Atlantic, Inc., NRT Incorporated (now known as NRT LLC) and Angela Shearer, Branch Vice President of Coldwell Banker Residential Brokerage’s Chestertown, Maryland office. On October 27, 2005, plaintiffs filed an amended complaint that includes Schiff as a plaintiff, names Sarah Sinnickson, Executive Vice President and General Sales Manager of Coldwell Banker Residential Brokerage as an individual defendant and asserts eight claims. Plaintiffs’ claims involve alleged conduct arising from the plaintiffs’ affiliation with NRT’s Chestertown, Maryland office as real estate agents on an independent contractor basis. The plaintiffs allege violations of Title VII of the Civil Rights Act and violations of the Civil Rights Act of 1866 claiming discrimination and retaliation on the basis of race, religion, ethnicity, racial heritage and/or ethnic or racial associations. The plaintiffs are also seeking declaratory relief on behalf of themselves and a putative class that they are common law employees as opposed to independent contractors. The plaintiffs are also alleging various breach of contract, wrongful discharge and negligent supervision claims. In addition, plaintiffs are alleging that defendant Shearer made false and defamatory remarks about plaintiffs Proa and Jordan to their co-workers.

The plaintiffs are seeking compensatory and punitive damages in an amount to be determined at trial, as well as attorneys’ fees. On November 14, 2005, the defendants filed an answer to the plaintiffs’ amended complaint. Defendants have filed a motion to dismiss the claim for declaratory judgment based on lack of subject matter jurisdiction as well as a motion for judgment on the pleadings as to Jordan’s Title VII claim based on the statute of limitations. Plaintiffs agreed to voluntarily dismiss the defamation claims without prejudice. A stipulation of voluntary dismissal of the defamation claim against Angela Shearer was entered on January 18, 2006. At the direction of the Court, on September 5, 2006, we re-filed our Motion for Partial Dismissal. On October 5, 2006 we filed our reply brief. On March 13, 2007, the Court granted defendants’ motion to dismiss with prejudice Jordan’s Title VII claim for failing to file suit within the statute of limitations. The court also granted defendants’ motion to dismiss with prejudice plaintiffs’ declaratory judgment claim, which sought to obtain a declaration that real estate agents are not independent contractors. The court dismissed the declaratory claim because there is no actual controversy that requires declaratory relief and because there is no claim that is appropriate for class relief as pled by plaintiffs. The court then ordered discovery to commence immediately. On March 21, 2007, plaintiffs filed a motion for leave to file a third amended complaint attempting to add class-wide FLSA claims for unpaid minimum wages, overtime and benefits that employees receive. Defendants filed their opposition to the motion on April 9, 2007. On May 8, 2007, the court denied the motion. Accordingly, Plaintiffs’ complaint is no longer a putative class action. On May 16, 2007, the court issued a Scheduling Order setting the matter for trial on May 8, 2008. Discovery was set to close on January 28, 2008, however, various discovery motions are pending before the court. Dispositive motions were filed on February 29, 2008. Trial is scheduled to begin May 12, 2008. A court ordered mediation held on March 10, 2008 was unsuccessful.

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

Legal—Cendant Corporate Litigation

Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy, Wyndham Worldwide and Travelport, each of Realogy, Wyndham Worldwide and Travelport have assumed under the Separation and Distribution Agreement certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or Cendant’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from Cendant. Such litigation includes the litigation described below under this heading of Cendant Corporate Litigation. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, certain of these Cendant litigation matters have been settled, resulting in a reduction in amounts “Due to former parent” set forth on our Consolidated Balance Sheet included elsewhere in this Annual Report.

In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”). On December 21, 2007, Cendant Corporation (currently known as Avis Budget Group, Inc.) (“Cendant”) and other parties entered into a settlement agreement with Ernst & Young LLP (“Ernst & Young”) to settle all claims between the parties arising out of the Securities Action. Under the settlement agreement, Ernst & Young agreed to pay an aggregate of $298.5 million to settle all claims between the parties.

After satisfying obligations to various parties, including the plaintiff class members in the Securities Action and in the PRIDES securities class action and certain officers and directors of HFS Incorporated, Cendant received approximately $128 million of net proceeds under the settlement agreement. Cendant distributed all of those net proceeds as follows: approximately $80 million to Realogy (or 62.5% of such net amount) and approximately $48 million to Wyndham Worldwide (or 37.5% of such net amount), in accordance with the terms of the Separation Agreement.

The settlement of this matter concluded all but one of the more than 70 cases that had been brought against Cendant and other defendants after the April 15, 1998 announcement of the discovery of accounting irregularities in the former business units of CUC International, Inc. The Credentials matter described below remains outstanding.

The Securities Action was a consolidated class action brought on behalf of all persons who acquired securities of Cendant and CUC, except the PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants were Cendant; 28 current and former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young, CUC’s former independent accounting firm. The Amended and Consolidated Class Action Complaint in the Securities Action alleged that, among other things, the lead plaintiffs and members of the class were damaged when they acquired securities of Cendant and CUC because, as a result of accounting irregularities, Cendant’s and CUC’s previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of Cendant’s and CUC’s securities to be inflated artificially.

On December 7, 1999, Cendant announced that it had reached an agreement to settle claims made by class members in the Securities Action for approximately $2,850 million in cash plus 50 percent of any net recovery Cendant receives from Ernst & Young as a result of Cendant’s cross-claims against Ernst & Young as described above. Such settlement with the class members received all necessary court approvals and was fully funded on May 24, 2002.

On January 25, 1999, Cendant had asserted cross-claims against Ernst & Young that alleged that Ernst & Young failed to follow professional standards to discover and recklessly disregarded the accounting irregularities and is therefore liable to Cendant for damages in unspecified amounts. The cross-claims asserted claims for breaches of Ernst & Young’s audit agreements with Cendant, negligence, breaches of fiduciary duty, fraud and contribution. On July 18, 2000, Cendant filed amended cross-claims against Ernst & Young asserting the same claims.

On March 26, 1999, Ernst & Young had filed cross-claims against Cendant and certain of Cendant’s present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of Cendant’s financial statements. Ernst & Young’s cross-claims asserted claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts were sought for the costs to Ernst & Young associated with defending the various stockholders lawsuits, lost business it claimed was attributable to Ernst & Young’s association with Cendant, and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against Cendant asserting the same claims. Prior to being settled, the case had been scheduled for trial in March 2008.

CSI Investment et. al. vs. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.) (“Credentials Litigation) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The Credentials Litigation commenced in February 2000 and was filed against Cendant and it senior management. The Stock Purchase Agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount which was contingent on Credentials’ future performance. The closing occurred just prior to Cendant’s April 15, 1998 disclosure of potential accounting irregularities relating to CUC. Plaintiffs seek payment of certain “hold back” monies in the total amount of $5.7 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million. The case has been delayed or impeded over time as a result of the Cendant securities case and the criminal proceedings against certain former CUC management.

In early 2007, the parties moved for summary judgment on various aspects of the case. In a written opinion issued on September 7, 2007, the Court granted Cendant’s motion for summary judgment except with respect to Counts 3 and 4 of the case. On Count 4, plaintiffs’ claim for hold back monies, the Court granted plaintiffs’ motion for summary judgment. On Count 3, plaintiffs’ claim for breach of contract for failing to perform in good faith and pay the contingent fee, the Court, on its own accord, granted summary judgment for the plaintiffs. Including pre judgment interest, the Court entered judgment in favor of plaintiffs in the amount of $94 million plus attorneys fees.

On September 21, 2007, Cendant filed a motion for reconsideration. On October 22, 2007, plaintiffs opposed the motion and cross moved for reconsideration of the Court’s dismissal of plaintiffs’ fraud claims. Cendant opposed the cross motion on November 5, 2007, and filed a reply on its motion on November 12, 2007. Both motions are still pending.

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

Subpoenas were issued seeking documents and information from Cendant, Coldwell Banker Residential Brokerage Corporation, Coldwell Banker Residential Brokerage, and Century 21. According to these subpoenas, this investigation concerns whether the activities of Associates violate RESPA, 12 U.S.C. § 2607 et seq., and Section 5 of the Trade Commission Act, 12 U.S.C. § 45. Realogy has cooperated in the investigation, has responded to requests for information and document requests as well as produced employees for deposition. Based on the information currently available, we believe that the eventual outcome of the regulatory investigation will not have a material adverse effect on our consolidated financial position or results of operations.

On May 23, 2007, HUD filed a lawsuit in the Central District of California, United States District Court, against Realogy, NRT, Coldwell Banker Residential Brokerage, Property I.D., several Prudential Real Estate franchisees, and the joint venture entities between Property I.D. and these former joint venture partners. The lawsuit alleges that Natural Hazard Disclosure Reports (NHD Reports) are settlement services under RESPA although acknowledging that they are not an enumerated service identified in the statute, or identified in the regulations. Because NHD Reports are allegedly settlement services, HUD further alleges that the defendants violated RESPA in their operation of the various joint ventures. On July 9, 2007, we filed a motion to dismiss the action on the basis that RESPA does not authorize HUD to seek disgorgement and that there is no further alleged unlawful activity to enjoin. On January 18, 2008, plaintiff filed opposition to the motions to dismiss that were filed by all defendants. On February 22, 2008, the Defendants filed their reply to HUD’s opposition.

HUD also is conducting a regulatory investigation of Coldwell Banker Burnet (“Burnet”) and Burnet Title of Minnesota to determine whether either gave something of value to agents in exchange for referrals of real estate settlement services in violation of RESPA. Specifically, HUD is investigating whether Burnet had incentive programs that did not comply with RESPA to encourage agents to refer closing and title business to Burnet Title. HUD has issued an Information and Document Request to Burnet and Burnet Title. Both responded to the Request on July 11, 2007.

On November 13, 2007, the Minnesota Department of Commerce issued an administrative subpoena to plaintiffs’ counsel in the Grady case requesting all pleadings and copies of all documents produced by any party. On November 20, 2007, the Office of Inspector General for HUD in Minnesota issued an administrative subpoena identical to the subpoena served by the Department of Commerce seeking the same materials relating to the Grady case. The Department of Commerce has advised Burnet Realty and Burnet Title that it is conducting a market exam of the insurance industry in Minnesota, and that the target of the exam is neither Burnet Realty nor Burnet Title, but it feels the Grady materials will be probative of the issues it is investigating. On November 21, 2007, plaintiffs’ counsel in the Grady case filed a motion for relief from the Protective Order so they could produce confidential materials sought in the subpoenas to the Department of Commerce and the OIG for HUD. Burnet Realty and Burnet Title have opposed that motion. On December 14, 2007, the court denied plaintiffs’ motion to amend the Protective Order to respond to the subpoenas from the Department of Commerce and HUD.

Under the Tax Sharing Agreement, we are responsible for 62.5% of any payments made to the IRS to settle claims with respect to tax periods ending on or prior to December 31, 2006. Our Consolidated Balance Sheet at December 31, 2007 reflects liabilities to our former parent of $353 million relating to tax matters for which we have potential liability under the Tax Sharing Agreement.

Cendant and the Internal Revenue Service (“IRS”) have settled the IRS examination for Cendant’s taxable years 1998 through 2002, during which the Company was included in Cendant’s tax returns. The settlement includes the favorable resolution of the stockholder litigation issue, which as discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is reflected in the reduction in amounts “Due to Former Parent” set forth on our Consolidated Balance Sheet at December 31, 2007. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in these financial statements. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions.

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

We are a wholly-owned subsidiary of Intermediate, which is wholly owned by Holdings. There is no established trading market for our common stock. As of March 12, 2008, approximately 98.5% of the common stock of Holdings was held by investment funds affiliated with our principal equity sponsor, Apollo Management, L.P. and an investment fund of co-investors managed by Apollo (collectively, “Apollo”).

Since the Acquisition, we have paid no cash dividends in respect of our common stock. Our senior secured credit facility and the indentures governing our notes contain covenants that limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated and combined financial data and operating statistics. The consolidated and combined statement of operations data for each of the years in the three-year period ended December 31, 2007 and the consolidated and combined balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated and combined financial statements included elsewhere herein. The combined statement of operations data for the years ended December 31, 2004 and 2003 and the combined balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our combined financial statements not included elsewhere herein.

Although Realogy continued as the same legal entity after the Merger, the consolidated financial statements for 2007 are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The consolidated statement of operations data for the period January 1, 2007 to April 9, 2007 are derived from the unaudited financial statements of the Predecessor included elsewhere in this Annual Report, and the consolidated statement of operations data for the period April 10, 2007 to December 31, 2007 are derived from the unaudited financial statements of the Successor included elsewhere in this Annual Report. In the opinion of management, the statement of operations data for 2007 include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations as of the dates and for the periods indicated. The results for periods of less than a full year are not necessarily indicative of the results to be expected for any interim period or for a full year.

The selected historical consolidated and combined financial data and operating statistics presented below should be read in conjunction with our annual consolidated and combined financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Our annual consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been prior to August 1, 2006 had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of the separation and distribution from Cendant.

	Successor	Predecessor
	As of or For the Period April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	As of or For the Year Ended December 31,
			2006	2005	2004	2003
	(In millions, except operating statistics)
Statement of Operations Data:
Net revenue	$4,474	$1,493	$6,492	$7,139	$6,549	$5,532
Total expenses	5,708	1,560	5,888	6,101	5,548	4,672

Income (loss) before income taxes and minority interest	(1,234)	(67)	604	1,038	1,001	860
Provision for income taxes	(439)	(23)	237	408	379	285
Minority interest, net of tax	2	—	2	3	4	6

Net income (loss)	$(797)	$(44)	$365	$627	$618	$569

Balance Sheet Data:
Securitization assets (a)	$1,300		$1,190	$856	$497	$485
Total assets	11,172		6,668	5,439	5,015	4,769
Securitization obligations	1,014		893	757	400	400
Long-term debt	6,239		1,800	—	—	—
Stockholder’s equity (b)	1,200		2,483	3,567	3,552	2,973

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Statistics:
Real Estate Franchise Services
Closed homesale sides—franchisees (c),(d)	1,221,206	1,515,542	1,848,000	1,814,165	1,686,434
Closed homesale sides—average homesale price (e)	$230,346	$231,664	$224,486	$197,547	$175,347
Average homesale brokerage commission rate (f)	2.49%	2.47%	2.51%	2.56%	2.62%
Net effective royalty rate (g)	5.03%	4.87%	4.69%	4.69%	4.77%
Royalty per side (h)	$298	$286	$271	$247	$228
Company Owned Real Estate Brokerage Services (i)
Closed homesale sides (c)	325,719	390,222	468,248	488,658	476,627
Average homesale price (e)	$534,056	$492,669	$470,538	$407,757	$341,050
Average homesale brokerage commission rate (f)	2.47%	2.48%	2.49%	2.53%	2.58%
Gross commission income per side (j)	$13,806	$12,691	$12,100	$10,635	$9,036
Relocation Services
Initiations (k)	132,343	130,764	121,717	115,516	111,184
Referrals (l)	78,828	84,893	91,787	89,416	82,942
Title and Settlement Services
Purchasing title and closing units (m)	138,824	161,031	148,316	144,699	143,827
Refinance title and closing units (n)	37,204	40,996	51,903	55,909	117,674
Average price per closing unit (o)	$1,471	$1,405	$1,384	$1,262	$1,033

(a)	Represents the portion of relocation receivables and advances, relocation properties held for sale and other related assets that collateralize our securitization obligations. Refer to Note 9 “Long and Short Term Debt” in the consolidated and combined financial statements for further information.

(b)	For December 31, 2003 to 2005, this represents Cendant’s net investment (capital contributions and earnings from operations less dividends) in Realogy and accumulated other comprehensive income. In 2006, stockholders’ equity decreased $1,084 million driven by $2,183 million of net distributions payments made to Cendant related to the separation from Cendant and our repurchase of $884 million (approximately 38 million shares) of Realogy common stock offset by $1,454 million of distributions received from Cendant’s sale of Travelport and net income earned during the year ended December 31, 2006. In 2007, stockholder’s equity is comprised of the capital contribution of $2,001 million from affiliates of Apollo and co-investors offset by the net loss for the year.
(c)	A closed homesale side represents either the “buy” side or the “sell” side of a homesale transaction.
(d)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.
(e)	Represents the average selling price of closed homesale transactions.
(f)	Represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction.
(g)	Represents the average percentage of our franchisees’ commission revenues (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty.
(h)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.
(i)	Our real estate brokerage business has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. The real estate franchise business has franchised offices that are more widely dispersed across the United States than our real estate brokerage operations. Accordingly, operating results and homesale statistics may differ between our brokerage and franchise businesses based upon geographic presence and the corresponding homesale activity in each geographic region.
(j)	Represents gross commission income divided by closed homesale sides.
(k)	Represents the total number of transferees served by the relocation services business.
(l)	Represents the number of referrals from which we received revenue from real estate brokers.
(m)	Represents the number of title and closing units processed as a result of a home purchases. The amounts presented for the year ended December 31, 2006 include 31,018 purchase units as a result of the acquisition of Texas American Title Company on January 6, 2006.
(n)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans. The amounts presented for the year ended December 31, 2006 include 1,255 refinance units as a result of the acquisition of Texas American Title Company.
(o)	Represents the average fee we earn on purchase title and refinancing title units.

In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Between January 1, 2003 and December 31, 2007, we completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 4 “Other Acquisitions” to our consolidated and combined financial statements for a discussion of the acquisitions made in the annual periods ended 2007, 2006 and 2005, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of Realogy and its subsidiaries. This discussion should be read in conjunction with our consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward looking statements.

On April 10, 2007, Domus Holdings Corp., a Delaware corporation (“Holdings”) and an affiliate of Apollo Management, L.P. (“Apollo”), completed the acquisition of all of the outstanding equity of Realogy in a merger transaction for approximately $8,750 million (the “Merger”). In connection with the Merger, Holdings established a direct, wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”) to own all of the outstanding shares of Realogy.

Although Realogy continues as the same legal entity after the Merger, the Consolidated Statements of Operations and Cash Flows are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The combined results for the period ended December 31, 2007 represent the addition of the Predecessor and Successor Periods as well as the pro forma adjustments to reflect the Transactions as if they occurred on January 1, 2007 (“pro forma combined”). This combination does not comply with U.S. GAAP, but is presented because we believe it provides the most meaningful comparison of our results. The consolidated financial statements for the Successor Period reflect the acquisition of Realogy under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (‘SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The pro forma combined results do not reflect the actual results we would have achieved had the Merger been completed as of the beginning of the year and are not indicative of our future results of operations.

The aggregate consideration paid in the Merger has been allocated to state the acquired assets and liabilities at fair value as of the acquisition date. The preliminary fair value adjustments (i) increased the carrying value of certain of our assets and liabilities, (ii) established or increased the carrying value of intangible assets for our tradenames, customer relationships, franchise agreements and pendings and listings and (iii) revalued our long-term benefit plan obligations and insurance obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased. Finalization of the adjustments to state the assets and liabilities at fair value will be completed by April 10, 2008, within 12 months of the merger date. We expect additional changes to the preliminary allocation and such changes could be material.

During the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and unamortized intangible assets. This review resulted in an impairment charge of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million. The impairment is the result of the continued downturn in the residential real estate market in 2007 as well as reduced short term financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated statements of operations and is non-cash in nature.

As discussed under the heading “Industry Trends”, the domestic residential real estate market is in a significant downturn. As a result, our results of operations in 2007 have been adversely affected compared to our operating results in 2006, which were significantly worse than our 2005 operating results. Although cyclical patterns are not atypical in the housing industry the depth and length of the current downturn has proved exceedingly difficult to predict. Despite the current downturn, we believe that the housing market will continue to benefit from expected positive long-term demographic trends, such as population growth and increasing home ownership rates, and economic fundamentals including rising gross domestic product and historically moderate interest rates. We believe that our size and scale will enable us to withstand the current downward trends and enable us to benefit from the developments above and position us favorably for anticipated future improvement in the U.S. existing housing market.

Overview

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG) franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty® and Coldwell Banker Commercial® brand names. On October 8, 2007, the Company announced that it entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). The licensing agreement between Realogy and Meredith becomes operational on July 1, 2008.

•

Company Owned Real Estate Brokerage Services (known as NRT) operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names.

•

Relocation Services (known as Cartus) primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

•

Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with our real estate brokerage and relocation services business.

Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006. The sale of Travelport occurred on August 23, 2006 and the separation of Wyndham Worldwide from Cendant occurred simultaneously with Realogy’s Separation from Cendant.

Before our separation from Cendant, we entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our separation from Cendant. See Note 15 “Separation Adjustments and Transactions With Former Parent and Subsidiaries” to the consolidated and combined financial statements for further information.

The accompanying consolidated and combined financial statements of the Company and Predecessor reflect the consolidated operations of Realogy Corporation and its subsidiaries as a separate, stand-alone entity subsequent to July 31, 2006, combined with the historical operations of the real estate services businesses which were operated as part of Cendant prior to July 31, 2006. These financial statements include the entities in which Realogy directly or indirectly has a controlling financial interest and various entities in which Realogy has investments recorded under the equity method of accounting.

Our combined results of operations, financial position and cash flows for periods prior to August 1, 2006, may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the Separation from Cendant.

Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated for periods prior to the date of Separation by Cendant to the Company based on forecasted revenues or usage. Management believes such allocations are reasonable. However, the associated expenses recorded by the Company in the accompanying Consolidated and Combined Statements of Operations of the Company and Predecessor may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for all periods presented.

Merger Agreement with Affiliates of Apollo

On December 15, 2006, we entered into an agreement and plan of merger (the “Merger Agreement”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). The merger called for Holdings to acquire the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with and into Realogy with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”).

At the effective time of the Merger, each share of our common stock outstanding immediately prior to the Merger (other than shares held in treasury, shares held by Holdings, Merger Sub or any of our or their respective subsidiaries, shares as to which a stockholder has properly exercised appraisal rights, and any shares which are rolled over by management) was cancelled and converted into the right to receive $30.00 in cash. The Merger was subject to approval by the holders of not less than a majority of our common stock outstanding, which stockholder approval was obtained on March 30, 2007. Investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million (the “Equity Investment”) to Realogy to complete the Merger.

In connection with the Merger, pursuant to the existing terms of our share based awards, all outstanding options to acquire our common stock and stock appreciation rights (“SARs”) became fully vested and immediately exercisable. All such options and SARs not exercised were, immediately following such conversion, cancelled in exchange for the excess of $30.00 over the exercise price per share of common stock subject to such option or SAR multiplied by the number of shares subject to such option or SAR. At the effective time of the Merger, all of the outstanding restricted stock units (“RSUs”) became fully vested and represented the right to receive a cash payment equal to the number of shares of common stock previously subject to such RSU multiplied by $30.00 for each share, less any required withholding taxes. At the effective time of the Merger, all of the deferred amounts held in the unit account denominated in shares (the “DUAs”) represented the right to receive cash with a value equal to the number of shares deemed held in such DUA multiplied by $30.00.

The Company incurred indebtedness in connection with the transaction, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay the then outstanding indebtedness and pay all related fees and expenses. Specifically, the Company entered into a senior secured credit facility, issued the notes and refinanced the credit facilities governing the Company’s relocation securitization programs (collectively, the “Transactions”). See “—Liquidity and Capital Resources” for additional information on the Transactions. In addition, investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to the Company to complete the Transactions, which was contributed by Holdings to us and treated as a contribution to our equity.

Industry Trends

Our businesses compete primarily in the domestic residential real estate market which currently is in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting buyers, an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing and a decrease in consumer confidence, which accelerated in the second half of 2007. Although cyclical patterns are not atypical in the housing industry the depth and length of the current downturn has proven exceedingly difficult to predict. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices (and conversely is harmed by falling prices) and increased volume of homesales. We believe that long-term demand for housing and the growth of our industry is primarily driven by the economic health of the domestic economy, positive demographic trends such as population growth and increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply. We cannot predict when the market and related economic forces will return the residential real estate industry to a growth period.

During the first half of this decade, based on information published by National Association of Realtors (“NAR”), existing homesales volumes have risen to their highest levels in history. That growth rate reversed in 2006 and 2007 as reflected in the table below.

	2007 vs. 2006		2006 vs. 2005
Number of Existing Homesale Sides
NAR	(13	%)(a)	(9%)
FNMA	(13	%)(a)	(9%)
Real Estate Franchise Services	(19%)		(18%)
Company Owned Real Estate Brokerage Services	(17%)		(17%)

(a)	Data for 2007 is as of March 2008 for FNMA and NAR.

Existing homesale volume was reported by NAR to be approximately 5.7 million homes for 2007, down from 6.5 million homes in 2006 vs. the high of 7.1 million homes in 2005. Our recent financial results confirm this trend as evidenced by our homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. For 2008 compared to 2007, FNMA and NAR, as of March 2008, forecast a decline of 21% and 5%, respectively, in existing homesale sides.

While NAR is a good barometer of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR mainly due to differences in calculation methodologies and the geographical differences and concentrations in the markets we operate in versus the market nationally. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and NAR’s use of median price for its forecasts compared to our use of average price. Also, NAR uses survey data but we use actual results. Further, differences in weighting by state may contribute to significant statistical variations.

For the year ended December 31, 2007, our Company Owned Real Estate Brokerage Services businesses realized approximately 61% of its revenues from California (27%), the New York metropolitan area (25%) and Florida (9%), and in 2006, our Company Owned Real Estate Brokerage Services businesses realized approximately 58% of its revenues from California (27%), the New York metropolitan area (21%) and Florida (10%). We believe that the declines of 17% in the number of homesale sides for each of the years ended December 31, 2007 and 2006, is generally reflective of industry trends, especially in Florida, California and the New York metropolitan area where our Company Owned Real Estate Brokerage Services segment experienced homesale side declines of 22%, 15% and 4%, respectively, during the year ended December 31, 2007 compared to the same period in 2006, and declines of 41%, 26% and 11%, respectively, during 2006 compared to the same period in 2005.

Based upon information published by NAR, the national median price of existing homes increased from 2000 to 2005 at a compound annual growth rate, or CAGR, of 8.9% compared to a CAGR of 6.2% from 1972 to 2006. According to NAR, this rate of increase slowed significantly in 2006 and declined for the first time in 50 years as reflected in the table below.

	2007 vs. 2006		2006 vs. 2005
Price of Existing Homes
NAR	(1	%)(a)	1%
FNMA	(5	%)(a)	(3	%)(a)
Real Estate Franchise Services	(1%)		3%
Company Owned Real Estate Brokerage Services	8%		5%

(a)	Data for 2007 is as of March 2008 for FNMA and NAR. FNMA revised 2006 vs. 2005 price from a 1% increase to a 3% decrease in February 2008.

For 2008 compared to 2007, FNMA and NAR as of March 2008, forecast a decline of 6% and 1% in median homesale price, respectively.

According to NAR, the number of existing homes for sale increased from 3.45 million homes at December 31, 2006 to 3.97 million homes at December 31, 2007. This increase in homes represents an increase of 2.3 months of supply from 6.6 months at December 31, 2006 to 8.9 months at December 31, 2007. At October 31, 2007, supply was 10.5 months, which represents the highest level since record keeping began by NAR in 1999. The high level of supply could add downward pressure to the price of existing homesales.

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, for the fourth quarter of 2007, compared to the fourth quarter of 2006, we have had to increase our franchisee bad debt reserve incrementally by $3 million and our reserves for development advance notes and promissory notes by $16 million. In addition, we have had to terminate franchisees more frequently due to their performance and non-payment. We are actively monitoring the collectability of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our bad debts reserves in the future.

The business is affected by interest rate volatility. As mortgage rates fall, the number of homesale transactions may increase as home owners choose to move instead of stay in their existing homes or renters decide to purchase a home for the first time. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower cost mortgage rather than sell their home and pay a higher cost mortgage and potential home buyers choose to rent rather than pay higher mortgage rates. In addition, the recent contraction in the subprime mortgage market, the increase in default rates on mortgages and the introduction of more stringent lending standards for home mortgages generally is adversely affecting the general mortgage market. The number of homesale transactions executed by our franchisees and company owned brokerages may continue to decrease in the near term if there is a continued contraction in the general mortgage market. A continued decline in homesale transactions would adversely affect our revenue and profitability.

Despite the near term decline in the number of existing home sales and decrease in median existing homesale prices, we believe that the housing market will benefit from expected positive long-term demographic trends, such as population growth and increasing home ownership rates, and economic fundamentals including rising gross domestic product and historically moderate interest rates.

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

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. During 2006 and 2007, the average broker commission rate our franchisees charge their customer and we charge our customer has remained stable (within four basis points); however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

In addition, in our Real Estate Franchise Services segment, we are also impacted by the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty and royalty per side. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region.

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

Of these measures, closed homesale sides, average homesale price and average broker commission rate are the most critical to our business and therefore have the greatest impact on our net income (loss) and segment “EBITDA,” which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations), income tax provision and minority interest, each of which is presented on our Consolidated and Combined Statements of Operations.

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

The following table presents our drivers for the years ended December 31, 2007 and 2006. See “Results of Operations” below for a discussion as to how the material drivers affected our business for the periods presented.

	Year Ended December 31,
	2007	2006	% Change
Real Estate Franchise Services (a)
Closed homesale sides	1,221,206	1,515,542	(19%)
Average homesale price	$230,346	$231,664	(1%)
Average homesale broker commission rate	2.49%	2.47%	2bps
Net effective royalty rate	5.03%	4.87%	16bps
Royalty per side	$298	$286	4%

Company Owned Real Estate Brokerage Services
Closed homesale sides	325,719	390,222	(17%)
Average homesale price	$534,056	$492,669	8%
Average homesale broker commission rate	2.47%	2.48%	(1 bps)
Gross commission income per side	$13,806	$12,691	9%

Relocation Services
Initiations	132,343	130,764	1%
Referrals	78,828	84,893	(7%)

Title and Settlement Services
Purchase Title and Closing Units	138,824	161,031	(14%)
Refinance Title and Closing Units	37,204	40,996	(9%)
Average price per closing unit	$1,471	$1,405	5%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

The following table presents our drivers for the years ended December 31, 2006 and 2005. See Results of Operations section for a discussion as to how the drivers affected our business for the periods presented. The following table reflects our actual driver changes, however, amounts are adjusted in the footnotes to reflect organic changes.

	Year Ended December 31,
	2006	2005	% Change
Real Estate Franchise Services (a)
Closed homesale sides (b)	1,515,542	1,848,000	(18%)
Average homesale price	$231,664	$224,486	3%
Average homesale broker commission rate	2.47%	2.51%	(4 bps)
Net effective royalty rate	4.87%	4.69%	18 bps
Royalty per side	$286	$271	6%

Company Owned Real Estate Brokerage Services
Closed homesale sides (c)	390,222	468,248	(17%)
Average homesale price	$492,669	$470,538	5%
Average homesale broker commission rate	2.48%	2.49%	(1 bps)
Gross commission income per side	$12,691	$12,100	5%

Relocation Services
Initiations	130,764	121,717	7%
Referrals	84,893	91,787	(8%)

Title and Settlement Services
Purchase Title and Closing Units (d)	161,031	148,316	9%
Refinance Title and Closing Units (d)	40,996	51,903	(21%)
Average price per closing unit	$1,405	$1,384	2%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
(b)	These amounts include only those relating to our third party franchise affiliates and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment. In addition, the amounts presented for the year ended December 31, 2005 include 24,049 sides related to acquisitions made by NRT of our previously franchised affiliates subsequent to January 1, 2005. Excluding this amount, closed homesale sides would have decreased 17% for the year ended December 31, 2006.
(c)	The amounts presented for the year ended December 31, 2006 include 16,298 sides as a result of certain larger acquisitions made by NRT subsequent to January 1, 2005. Excluding this amount, closed homesale sides would have decreased 20% for the year ended December 31, 2006.
(d)	The amounts presented for the year ended December 31, 2006 include 31,018 purchase units and 1,255 refinance units, as a result of the acquisition of Texas American Title Company, which was acquired on January 6, 2006. Excluding these amounts, purchase title and closing units and refinance title and closing units would have decreased 12% and 23%, respectively, for the year ended December 31, 2006.

The following table represents the impact of our revenue drivers on our business operations.

The following table sets forth the impact on segment EBITDA for the year ended December 31, 2007 assuming actual homesale sides and average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%, 3% and 5%.

	Homesale Sides/ Average Price (1)	Decline of			Increase of
		5%	3%	1%	1%	3%	5%
	(units in thousands)	($ millions)
Homesale Sides change impact on:
Real Estate Franchise Services (2)	1,221 sides	(18)	(11)	(4)	4	11	18
Company Owned Real Estate Brokerage Services (3)	326 sides	(68)	(41)	(14)	14	41	68

Homesale Average Price change impact on:
Real Estate Franchise Services (2)	$230	(18)	(11)	(4)	4	11	18
Company Owned Real Estate Brokerage Services (3)	$534	(68)	(41)	(14)	14	41	68

(1)	Average price represents the average selling price of closed homesale transactions.
(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.
(3)	Increase/(decrease) represents impact on company owned real estate brokerage operations and related intercompany royalties to our real estate franchise services operations.

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

For periods prior to our separation from Cendant, EBITDA includes cost allocations from Cendant representing our portion of general corporate overhead. For the years ended December 31, 2006 and 2005, Cendant allocated costs of $24 million and $38 million, respectively. Cendant allocated such costs to us based on a percentage of our forecasted revenues or, in the case of our Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate expense allocations include costs related to Cendant’s executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space. The allocations are not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.

Pro Forma Combined Statement of Operations

The following pro forma combined statement of operations data for the year ended December 31, 2007 has been derived from our historical consolidated financial statements included elsewhere herein and has been prepared to give effect to the Transactions, assuming that the Transactions occurred on January 1, 2007.

The unaudited pro forma combined statement of operations for the year ended December 31, 2007 has been adjusted to reflect:

•	the elimination of certain costs relating to the Merger;

•

the elimination of certain revenues and expenses that resulted from changes in the estimated fair value of assets and liabilities (as discussed in more detail below) as a result of purchase accounting;

•	additional indebtedness incurred in connection with the Transactions;

•	transaction fees and debt issuance costs incurred as a result of the Transactions;

•	incremental interest expense resulting from additional indebtedness incurred in connection with the Transactions; and

•	incremental borrowing costs as a result of the relocation securitization refinancings.

The pro forma combined statement of operations for the year ended December 31, 2007 does not give effect to the following non-recurring items that were realized in connection with the Transactions: (i) the amortization of a pendings and listings intangible asset of $337 million that was recognized in the opening balance sheet and is amortized over the estimated closing period of the underlying contract (in most cases approximately 5 months), (ii) merger costs of $104 million which is comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus costs incurred in connection with the Transactions and $19 million of professional costs incurred by the Company in connection with the Merger, (iii) the expense of certain executive Separation benefits in the amount of $50 million and (iv) the elimination of $18 million of non-recurring fair value adjustments for purchase accounting.

In addition, the unaudited pro forma combined statement of operations do not give effect to certain of the adjustments reflected in our Adjusted EBITDA, as presented under “EBITDA and Adjusted EBITDA.

Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this pro forma combined statement of operations.

Management believes that the assumptions used to derive the pro forma combined statement of operations are reasonable given the information available; however, such assumptions are subject to change and the effect of any such change could be material. The pro forma combined statement of operations has been provided for informational purposes only and is not necessarily indicative of the results of future operations or the actual results that would have been achieved had the Transactions occurred on the date indicated.

Realogy Corporation and the Predecessor

Unaudited Pro Forma Combined Statement of Operations

For the Year ended December 31, 2007

	Predecessor	Successor
(In millions)	Period from January 1 Through April 9, 2007	Period From April 10 Through December 31, 2007	Transactions		Pro Forma Combined
Revenues
Gross commission income	$1,104	$3,409	$—		$4,513
Service revenue	216	622	11	(a)	849
Franchise fees	106	318	—		424
Other	67	125	(2	)(b)	190

Net revenues	1,493	4,474	9		5,976

Expenses
Commission and other agent-related costs	726	2,272	—		2,998
Operating	489	1,329	(7	)(a)	1,811
Marketing	84	182	—		266
General and administrative	123	180	(47	)(c)	256
Former parent legacy costs (benefit), net	(19)	27	—		8
Separation costs	2	4	—		6
Restructuring costs	1	35	—		36
Merger costs	80	24	(104	)(d)	—
Impairment of intangible assets and goodwill	—	667	—		667
Depreciation and amortization	37	502	(318	)(e)	221
Interest expense	43	495	104	(f)	642
Interest income	(6)	(9)	—		(15)

Total expenses	1,560	5,708	(372)		6,896

Income (loss) before income taxes and minority interest	(67)	(1,234)	381		(920)
Provision for income taxes	(23)	(439)	145	(g)	(317)
Minority interest, net of tax	—	2	—		2

Net income (loss)	$(44)	$(797)	$236		$(605)

See Notes to Unaudited Pro Forma Combined Statement of Operations.

Notes to Unaudited Pro Forma Combined Statement of Operations

(in millions)

(a)	Reflects the elimination of the negative impact of $18 million of non-recurring fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and fair value adjustments on at risk homes.
(b)	Reflects the incremental borrowing costs for the period from January 1, 2007 to April 9, 2007 of $2 million as a result of the securitization facilities refinancings. The borrowings under the securitization facilities are advanced to customers of the relocation business and the Company generally earns interest income on the advances, which are recorded within other revenue net of the borrowing costs under the securitization arrangement.
(c)	Reflects (i) incremental expenses for the period from January 1, 2007 to April 9, 2007 in the amount of $3 million representing the estimated annual management fee to be paid by Realogy to Apollo (as described in “ Item 13—Certain Relationships and Related Transactions, and Director Independence—Apollo Management Agreement and Transaction Fee”), and (ii) the elimination of $50 million of separation benefits payable to our former CEO upon retirement, the amount of which was determined as a result of a change in control provision in his employment agreement with the Company.
(d)	Reflects the elimination of $104 million of merger costs which are comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus payments incurred in connection with the Transactions and $19 million of professional costs incurred by the Company associated with the Merger.
(e)	Reflects an increase in amortization expenses for the period from January 1, 2007 to April 9, 2007 resulting from the values allocated on a preliminary basis to our identifiable intangible assets, less the amortization of pendings and listings. Amortization is computed using the straight-line method over the asset’s related useful life.

(In millions)	Estimated fair value	Estimated useful life	Amortization
Real estate franchise agreements	$2,019	30 years	$67
Customer relationships	467	10-20 years	26
License agreement—Franchise	42	47 years	1

Estimated annual amortization expense			94
Less:
Amortization expense recorded for the items above			(75)
Amortization expense for non-recurring pendings and listings			(337)

Pro forma adjustment			$(318)

(f)	Reflects incremental interest expense for the period from January 1, 2007 to April 9, 2007 in the amount of $104 million related to the indebtedness incurred in connection with the Merger which includes $6 million of incremental deferred financing costs amortization and $2 million of incremental bond discount amortization relating to the senior notes, senior toggle notes and senior subordinated notes.

For pro forma purposes we have assumed a weighted average interest rate of 8.24% for the variable interest rate debt under the term loan facility and the revolving credit facility, based on the 3-month LIBOR rate as of December 31, 2007. This variable interest rate debt is reduced to reflect the $775 million of floating to fixed interest rate swap agreements. A 100 bps change in the interest rate assumptions would change pro forma interest expense by approximately $24 million. The adjustment assumes straight-line amortization of capitalized financing fees over the respective maturities of the indebtedness.

(g)	Reflects the estimated tax effect resulting from the pro forma adjustments at an estimated rate of 38%. We expect our tax payments in future years, however, to vary from this amount.

EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA

EBITDA is defined as net income before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes and minority interest, each of which is presented in our audited consolidated and combined statements of operations included elsewhere in this Annual Report. Pro Forma Combined EBITDA is calculated in the same manner as EBITDA but is based on the pro forma combined results for 2007. Pro forma combined Adjusted EBITDA is calculated by adjusting Pro Forma Combined EBITDA by the items described below. We believe EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provides greater transparency into our consolidated and combined results of operations. EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA are measures used by our management, including our chief operating decision maker, to perform such evaluation, and are factors in measuring compliance with debt covenants relating to certain of our borrowing arrangements. EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with U.S. generally accepted accounting principles. Our presentation of EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA to net income is included in the table below.

We believe EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation and the age and book depreciation of facilities (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results. EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the method of calculation. In addition, Pro Forma Combined Adjusted EBITDA as presented in this table corresponds to the definition of “EBITDA” used in the senior secured credit facility and the indentures governing the notes to test the permissibility of certain types of transactions, including debt incurrence. See also “Financial Obligations—Covenants Under Our Senior Secured Credit Facility and the Notes.”

EBITDA, Pro Forma Combined EBITDA and Pro Forma Combined Adjusted EBITDA have limitations as analytical tools, and you should not consider them either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

•	these EBITDA measures do not reflect changes in, or cash requirement for, our working capital needs;

•

these EBITDA measures do not reflect our interest expense (except for interest related to our securitization obligations), or the cash requirements necessary to service interest or principal payments, on our debt;

•	these EBITDA measures do not reflect our income tax expense or the cash requirements to pay our taxes;

•

Pro Forma Combined Adjusted EBITDA includes pro forma cost savings and the pro forma full year effect of NRT acquisitions and RFG acquisitions/new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods;

•	these EBITDA measures do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and these EBITDA measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate these EBITDA measures differently so they may not be comparable.

A reconciliation of pro forma combined net income (loss) to Pro Forma Combined Adjusted EBITDA is set forth in the following table:

Pro Forma Combined For the Year Ended December 31, 2007

Pro forma combined net income (loss)	$(605)
Minority interest, net of tax	2
Provision for income taxes	(317)

Income (loss) before income taxes and minority interest	(920)
Interest expense (income), net	627
Depreciation and amortization	221

Pro forma combined EBITDA	(72)
Impairment of intangible assets and goodwill	667
Better Homes and Gardens start up costs	—
Former parent legacy costs (benefit), net, separation costs and restructuring costs (a)	50
Incremental securitization interest costs (b)	5
Integration and conversion costs (c)	1
Non-cash charges (d)	61
Pro forma proceeds from contingent assets (e)	12
Pro forma cost savings (f)	63
Sponsor fees (g)	15
Pro forma effect of NRT acquisitions and RFG acquisitions/new franchisees (h)	14

Pro forma combined Adjusted EBITDA	$816

(a)	Consists of $36 million of restructuring costs, $8 million for former parent legacy costs and $6 million of separation costs.
(b)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing.
(c)	Represents the elimination of integration and conversion costs related to NRT acquisitions.
(d)	Represents the elimination of non-cash expenses including $35 million for the change in the allowance for doubtful accounts and reserves for development advance notes and promissory notes, $14 million of incremental reserves for “at risk” homes, $10 million of stock based compensation expense, $1 million for foreign exchange hedges and $1 million of non-cash rent expense.
(e)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. WEX is required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax savings payments received from WEX to us.
(f)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2007. From this and other restructuring, we expect to reduce our operating costs by approximately $68 million annually on a run-rate basis and estimate that $5 million of such savings were already realized in 2007.
(g)	Represents the elimination of annual management fees payable to Apollo.
(h)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions/new franchisees as if they had been acquired or signed, respectively, on January 1, 2007. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts on January 1.

Pro Forma Combined Revenues and EBITDA by Segment

The reportable segments information below for 2007 is presented on a pro forma combined basis and is utilized in our discussion below of the 2007 annual operating results compared to 2006. The pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the consolidated results of operations or financial position that we would have reported had the Transactions been completed as of January 1, 2007 and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition for future periods.

	Revenues (a)
	Pro Forma Combined	Transactions	Successor	Predecessor
	Year Ended December 31, 2007		Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Real Estate Franchise Services	$818	$—	$601	$217	$879
Company Owned Real Estate Brokerage Services	4,571	—	3,455	1,116	5,022
Relocation Services	531	9	385	137	509
Title and Settlement Services	372	—	275	97	409
Corporate and Other (b)	(316)	—	(242)	(74)	(327)

Total Company	$5,976	$9	$4,474	$1,493	$6,492

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $316 million and $327 million for the year ended December 31, 2007 and 2006, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $52 million and $55 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the year ended December 31, 2007 and 2006, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Pro Forma Combined	Transactions	Successor	Predecessor
	Year Ended December 31, 2007		Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Real Estate Franchise Services	$5	$13	$(130)	$122	$613
Company Owned Real Estate Brokerage Services	24	27	44	(47)	25
Relocation Services	52	23	17	12	103
Title and Settlement Services	(93)	7	(96)	(4)	45
Corporate and Other	(60)	97	(81)	(76)	(11)

Total Company	(72)	167	(246)	7	775
Less:
Depreciation and amortization	221	(318)	502	37	142
Interest expense, net	627	104	486	37	29

Income (loss) before income taxes and minority interest	$(920)	$381	$(1,234)	$(67)	$604

(a)	Includes $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs for the year ended December 31, 2007 compared to $66 million, $46 million and $4 million of separation costs, restructuring costs and merger costs, respectively, offset by a benefit of $38 million of former parent legacy costs, for the year ended December 31, 2006.
(b)	2007 EBITDA includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.

Pro Forma Combined Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Our pro forma combined results comprised the following:

	Year Ended December 31,
	Pro Forma Combined 2007	2006	Change
Net revenues	$5,976	$6,492	$(516)
Total expenses (1)	6,896	5,888	1,008

Income (loss) before income taxes and minority interest	(920)	604	(1,524)
Provision for income taxes	(317)	237	(554)
Minority interest, net of tax	2	2	—

Net income (loss)	$(605)	$365	$(970)

(1)	Total expenses for the year ended December 31, 2007 includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million, $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs. Total expenses for the year ended December 31, 2006 include $66 million of separation costs, $46 million of restructuring costs and $4 million of merger costs offset by a benefit of $38 million of former parent legacy costs.

Net revenues decreased $516 million (8%) for 2007 compared with 2006 principally due to a decrease in revenues for our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume across the real estate industry, partially offset by growth in the average prices of homes sold.

Total expenses increased $1,008 million (17%) primarily due to the following:

•	an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million;

•	incremental depreciation and amortization expense of $79 million primarily from the amortization of the intangible assets established from the merger with Apollo;

•	incremental interest expense of $585 million from the increased level of debt;

•	a decrease in the former parent legacy benefit of $46 million due to the favorable resolution of certain legacy matters in 2006 compared to 2007;

•	an increase of $42 million in general and administrative expense primarily due to incremental stand-alone corporate company expenses for a full year rather than four months in 2006;

offset by:

•	a decrease of $337 million in commission expenses paid to real estate agents;

•	a decrease in separation costs of $60 million in 2007 compared to 2006; and

•	lower restructuring costs of $10 million.

Our effective tax rates for the year ended December 31, 2007 was 34% compared to 39% for the year ended December 31, 2006. The tax benefit realized for 2007 was reduced by tax expense related to non-deductible transaction costs incurred in connection with our acquisition by Apollo and the impairment of non-deductible goodwill.

Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31:

	Revenues			EBITDA (b)			Margin
	Pro Forma Combined 2007	2006	% Change	Pro Forma Combined 2007	2006	% Change	Pro Forma Combined 2007	2006	Change
Real Estate Franchise Services	$818	$879	(7)	$5	$613	(99)	1%	70%	(69)
Company Owned Real Estate Brokerage Services	4,571	5,022	(9)	24	25	(4)	1	—	1
Relocation Services	531	509	4	52	103	(50)	10	20	(10)
Title and Settlement Services	372	409	(9)	(93)	45	(307)	(25)	11	(36)
Corporate and Other (a)	(316)	(327)	*	(60)	(11)	*

Total Company	$5,976	$6,492	(8)	(72)	775	(109)	(1%)	12%	(13)

Less:
Depreciation and amortization				221	142
Interest expense net				627	29

Income (loss) before income taxes and minority interest				$(920)	$604

(*)	not meaningful

(a)	Revenues includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $316 million and $327 million during the year ended December 31, 2007 and 2006, respectively. EBITDA includes unallocated corporate overhead. In 2006, the Company incurred four months of stand alone corporate costs compared to the full year for 2007.
(b)	2007 EBITDA includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased thirteen percentage points for 2007 compared with 2006 primarily as a result of the impairment charge of $667 million for intangible assets and goodwill and lower operating results discussed below. EBITDA for 2007 includes $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs. EBITDA for 2006 includes $66 million of separation costs, $46 million of restructuring costs and $4 million of merger costs offset by a benefit of $38 million of former parent legacy costs. Certain of these costs were specific to the business segments and therefore contributed to the change in EBITDA for each of the segments discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased sixty nine percentage points to 1% from 70% in 2006. The year ended December 31, 2007 included a $513 million impairment of intangible assets (accounted for 62 percentage points of the margin decrease) as well as a decrease in the number of homesale transactions partially offset by an increase in the net effective royalty rate and the average homesale broker commission rate. The Company Owned Real Estate Brokerage Services segment margin increased one percentage point to 1%. The year ended December 31, 2007 reflected a decrease in the number of homesale transactions partially offset by an increase in the average homesale price and reduced restructuring costs and separation costs compared to 2006. The Relocation Services segment margin decreased ten percentage points to 10% from 20% in the comparable period primarily driven by a $40 million impairment of intangible assets and goodwill (accounted for 7 percentage points of the margin decrease) as well as increased costs related to “at risk” homesale transactions, partially offset by a reduction in separation costs of $12 million recognized in 2006 and an increase in international revenue. The Title and Settlement Services segment margin decreased thirty six percentage points to (25%) from 11% in 2006. The decrease in margin profitability was mainly attributable to a $114 million impairment of intangible assets and goodwill (accounted for 31 percentage points of the margin decrease) as well as reduced homesale and refinancing volume.

The Corporate and Other revenue elimination for the year ended December 31, 2007 was ($316) million compared to ($327) million in the same period in 2006. The Corporate and Other EBITDA reduction was due to incremental stand-alone corporate company expenses incurred for the full year in 2007 compared to only four months in 2006, a reduction in the former parent legacy benefit of $46 million and $15 million of management fees payable to Apollo, partially offset by a reduction of $22 million of corporate separation costs recognized in 2006.

Real Estate Franchise Services

Pro forma combined revenues and pro forma combined EBITDA decreased $61 million to $818 million and $608 million to $5 million, respectively, in 2007 compared with 2006.

We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide operational and administrative services, tools and systems to franchisees, which are designed to assist franchisees in achieving increased revenue and profitability. Such services include national and local advertising programs, listing and agent-recruitment tools, training and volume purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and are recognized by us as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). Royalty increases or decreases are recognized with little or no corresponding increase or decrease in expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchisees, our company owned real estate brokerage services segment continues to pay royalties to the Real Estate Franchise Services segment. However, these intercompany royalties, which approximated $299 million and $327 million during 2007 and 2006, respectively, are eliminated in consolidation through the Corporate and Other segment and therefore have no impact on consolidated and combined revenues and EBITDA, but do affect segment level revenues and EBITDA. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for real estate franchise services.

Apart from the decrease in the intercompany royalties noted above, the decrease in revenue is primarily driven by a $67 million decrease in domestic third-party franchisee royalty revenue which was attributable to a 19% decrease in the number of homesale transactions from our third-party franchisees and 1% decrease in the average price of homes sold. These decreases were partially offset by an increase in the average broker commission rate earned by our franchises to 2.49% in 2007 from 2.47% in 2006. The average brokerage commission rate has remained stable (within four basis points) for 2006 and 2007. Partially offsetting the revenue decline due to lower sides, the overall net effective royalty rate we earn on commission revenue generated by our franchisees increased to 5.03% in 2007 from 4.87% in 2006 as a result of lower annual volume incentives being earned by our franchisees.

Consistent with our international growth strategy, international revenues increased $14 million to $31 million in connection with the licensing of our brand names in certain countries or international regions, and an increase in revenue from foreign franchisees of $7 million, of which $3 million is incremental revenue related to the acquisition of the Coldwell Banker Canada master franchise.

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

The decrease in EBITDA for 2007 compared to 2006 is principally due to a $513 million impairment of intangible assets, the net reduction in revenues noted above as well as an increase in bad debt expense and reserves for development advance notes and promissory notes of $23 million and an increase of $13 million for sales related expenses, personnel related costs and costs for customer service activities. These decreases are partially offset by a $3 million reduction in administrative costs and an $11 million reduction in separation costs.

Company Owned Real Estate Brokerage Services

Pro forma combined revenues decreased $451 million to $4,571 million and pro forma combined EBITDA decreased $1 million to $24 million for 2007 compared with 2006.

As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to real estate agents, which are recognized concurrently with associated revenues. The decrease in revenues from our Company Owned Real Estate Brokerage Services segment was partially offset by incremental revenues attributable to larger acquisitions made subsequent to January 1, 2006. Together these acquisitions contributed incremental revenues of $38 million and EBITDA of $6 million to 2007 operating results (the EBITDA contribution of $6 million is net of $2 million of intercompany royalties paid to the Real Estate Franchise Services segment).

Apart from these acquisitions, revenues decreased $489 million and EBITDA decreased $7 million, respectively, for 2007 compared with the same period in 2006. The decrease in organic revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 17% decline in the number of homesale transactions, partially offset by an 8% increase in the average price of homes sold. The same store 8% period-over-period increase in average home price is due to the geographic location of our brokerage offices and a change in mix of homesale activity toward higher price point areas. The price increase is expected to moderate and may actually decrease as the price appreciation which has occurred in certain metropolitan regions of the country moderates and is offset by homesales in other regions with lower homesale prices. The average homesale broker commission rate of 2.47% has remained stable for 2006 and 2007. We believe the 17% decline in homesale transactions is reflective of industry trends in the areas we serve.

In addition to the changes discussed in the previous paragraphs, the decrease in EBITDA for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to:

•	$9 million of additional storefront costs related to acquisitions;

•	$10 million of management incentive based compensation:

offset by:

•

a decrease of $361 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate as a result of certain management initiatives;

•	a reduction of $30 million in royalties paid to our real estate franchise business as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $22 million due to cost reduction initiatives;

•	a decrease of $60 million of operating expenses primarily as a result of the restructuring and cost saving activities initiated in the prior year, net of inflation; and

•	a reduction of $13 million of restructuring and $13 million of separation expenses recognized in 2007 compared to 2006.

Relocation Services

Pro forma combined revenues increased $22 million to $531 million and pro forma combined EBITDA decreased $51 million to $52 million for 2007 compared with 2006.

We provide relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services, home-finding and other related services. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue on a net basis as services are provided, except for limited instances in which we assume the risk of loss on the sale of a transferring employee’s home. In such cases, revenues are recorded on a gross basis as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client; however, in approximately 16% of 2007 homesale transactions we assumed the risk of loss. Such risk of loss occurs because we purchase the house from the transferee and bear both the carrying costs and risk of change in home value on the sales to the ultimate third party buyer. When the risk of loss is assumed, we record the value of the home on our Consolidated Balance Sheets within the relocation properties held for sale line item. The difference between the actual purchase price paid to the transferee and proceeds received on the sale of the home is recorded within operating expenses on our Consolidated and Combined Statement of Operations. For all homesale transactions, the value paid to the transferee is either the value per the underlying third party buyer contract with the transferee, which results in no gain or loss to us, or the appraised value as determined by independent appraisers. We generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated and Combined Statement of Operations as earned until the point of repayment by the client. Additionally, we earn revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral fee or commission, which is recognized at the time of completion of services.

The increase in revenues was primarily driven by $21 million of incremental international revenue due to increased transaction volume, $5 million from higher referral fee revenue and $11 million from higher “at risk” homesale service fees primarily due to a larger proportion of homes coming into inventory without a third party buyer, where we earn a higher management fee. This was partially offset by an $8 million negative impact to net interest income primarily due to higher borrowing costs under the new securitization agreements, $3 million due to lower average homesale management fees and lower volume and $2 million less net interest income due to the deterioration of the spread between the prime rate and LIBOR rate which is utilized for asset backed securitization borrowings.

In addition to the revenue changes noted above, the decrease in EBITDA is due to:

•	$49 million of increased costs related to “at risk” homesale transactions and writedowns of homes in inventory at year end;

•	$40 million impairment of intangible assets and goodwill;

•	$8 million of incremental staffing related costs, in part, to support increased transaction volume;

•	$7 million of increased costs to support the increase in international transaction volumes;

offset by:

•	a reduction of $16 million of separation and restructuring expenses incurred in 2006;

•	a reduction of $9 million of incentive based compensation due to the 2007 operating results; and

•	a reduction of $6 million of expenses due to the restructuring activities implemented in 2006.

Title and Settlement Services

Pro forma combined revenues decreased $37 million to $372 million and pro forma combined EBITDA decreased $138 million to a negative $93 million for 2007 compared with 2006.

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

The decrease in revenues is primarily driven by $36 million of reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, partially offset by an increase of $3 million in underwriting volume as this business expanded. EBITDA decreased due to a $114 million impairment of intangible assets and goodwill, the reduction in revenues noted above, the absence of a $2 million reduction in legal reserves recognized in 2006 and a $2 million increase in IT infrastructure costs. These decreases were partially offset by $18 million of lower cost of sales for resales and refinancings.

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The recognition of the 2007 restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$12	$19	$4	$35
Cash payments and other reductions	(7)	(4)	(3)	(14)

Balance at December 31, 2007	$5	$15	$1	$21

Total 2007 restructuring charges are as follows:

	Costs Expected to Be Incurred	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of December 31, 2007
Real Estate Franchise Services	$3	$—	$3	$(1)	$2
Company Owned Real Estate Brokerage Services	25	—	25	(9)	16
Relocation Services	2	—	2	(1)	1
Title and Settlement Services	4	—	4	(3)	1
Corporate	1	—	1	—	1

	$35	$—	$35	$(14)	$21

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Our consolidated and combined results comprised the following:

	Year Ended December 31,
	2006	2005	Change
Net revenues	$6,492	$7,139	$(647)
Total expenses (1)	5,888	6,101	(213)

Income before income taxes and minority interest	604	1,038	(434)
Provision for income taxes	237	408	(171)
Minority interest, net of tax	2	3	(1)

Net income	$365	$627	$(262)

(1)

Total expenses for the year ended December 31, 2006 include $97 million related to the following items: $23 million of stock compensation costs, $46 million of restructuring costs, $66 million of separation costs and $4 million of merger costs offset by a benefit of $38 million due to the resolution of certain former parent legacy matters. Total expenses for the year ended December 31, 2005 include $13 million of stock compensation costs and $6 million of restructuring costs.

Net revenues decreased $647 million (9%) for 2006 compared with 2005 principally due to a decrease in organic revenues in our company owned real estate brokerage services, reflecting decreases in transaction sides volume across the real estate industry and moderating growth in the average prices of homes sold partially offset by a $367 million increase in revenues as a result of larger acquisitions consummated subsequent to January 1, 2005.

Total expenses decreased $213 million (3%) principally reflecting a reduction of $503 million of commission expenses paid to real estate agents and a net benefit of $38 million due to the resolution of certain tax and legal accruals related to former parent legacy matters, offset by an increase in expenses of $334 million related to larger acquisitions by NRT LLC, our wholly-owned real estate brokerage business and the acquisition of title and underwriting companies in Texas by the title and settlement services segment, as well as the net change in restructuring costs of $40 million and separation costs of $66 million.

Our effective tax rate for both December 31, 2006 and 2005 was 39%. Isolated items affecting our 2006 tax rate were a tax benefit resulting from the favorable settlement of federal income tax matters associated with Cendant’s 1999 stockholder litigation position, offset by a tax expense related to equity compensation.

Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31:

	Revenues			EBITDA			Margin
	2006	2005	% Change	2006	2005	% Change	2006	2005	Change
Real Estate Franchise Services	$879	$988	(11)	$613	$740	(17)	70%	75%	(5)
Company Owned Real Estate Brokerage Services	5,022	5,723	(12)	25	250	(90)	—	4	(4)
Relocation Services	509	495	3	103	124	(17)	20	25	(5)
Title and Settlement Services	409	316	29	45	53	(15)	11	17	(6)
Corporate and Other (a)	(327)	(383)	*	(11)	—	*

Total Company (b)	$6,492	$7,139	(9)	775	1,167	(34)	12%	16%	(4)

Less:
Depreciation and amortization				142	136
Interest expense net				29	(7)

Income (loss) before income taxes and minority interest				$604	$1,038

*	Not meaningful.
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists primarily of (i) intercompany royalties of $327 million and $369 million paid by our Company Owned Real Estate Brokerage Services segment during 2006 and 2005, respectively, and (ii) intercompany royalties of $14 million paid by our Title And Settlement Services segment to our Real Estate Franchise Services segment during 2005.
(b)	Includes $66 million of separation costs, $46 million of restructuring costs and $4 million of merger costs offset by a benefit of $38 million due to the resolution of certain former parent legacy matters in 2006 compared to $6 million in restructuring costs in 2005. These costs negatively affected the year over year “% Change” in EBITDA by 6 percentage points.

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

On a segment basis, the Real Estate Franchise Services segment decreased five percentage points to 70% versus the rate of 75% in the comparable prior period. The year ended December 31, 2006 reflected a decrease in the number of homesale transactions, decreased average commission rate and a slowdown in the growth rate of the average price of homes sold compared to 2005. The Company Owned Real Estate Brokerage Services segment decreased four percentage points from 4% in the prior year. The year ended December 31, 2006 reflected a reduction in commission income earned on homesale transactions and an increase in expenses due to inflation, separation and restructuring expenses and operating costs to support the number of offices in which we operate. While the principal cost of the Company Owned Real Estate Brokerage Services business consists of agents’ shares of commissions that fluctuate with revenue, we have certain costs associated with our store fronts that are fixed in the short term. In 2006, the Relocation Services segment margin decreased five percentage points to 20% from 25% in the comparable period primarily driven by separation and restructuring costs and lower margins on our at risk homesale business. In 2006, the Title and Settlement Services segment decreased six percentage points to 11% from 17% in the comparable prior period due to reduced organic resale and refinancing volume, separation costs and an increase in IT infrastructure costs.

Real Estate Franchise Services

Revenues decreased $109 million to $879 million and EBITDA decreased $127 million to $613 million for 2006 compared with 2005.

The decrease in revenue is primarily driven by a $66 million decrease in third-party franchisees royalty revenue due to an 18% decrease in the number of homesale transactions from our third-party franchisees and a decrease in the average broker commission rate earned by our franchises from 2.51% in 2005 to 2.47% in 2006. These decreases were partially offset by a 3% increase in the average price of homes sold and the overall net effective royalty rate that increased from 4.69% in 2005 to 4.87% in 2006 as a result of lower rebates being earned by our franchisees. In addition international revenues increased $5 million to $17 million in connection with the licensing of our brand names in certain countries or international regions. Revenue also increased by $8 million of marketing revenue earned from our franchisees offset by a comparable increase in related marketing expenses due to the timing of certain expenditures.

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

The decrease in EBITDA was principally due to the reduction in revenues noted above, $11 million of separation costs primarily related to the accelerated vesting of the Cendant equity awards, an increase in bad debt expense of $7 million related to accounts receivable and notes receivable due to the market conditions in the residential real estate market, and $3 million of incremental marketing expenses related to Sotheby’s International Realty. These decreases were partially offset by a $10 million reduction in incentive based compensation as a result of the decrease in operating results in 2006.

Company Owned Real Estate Brokerage Services

Revenues and EBITDA decreased $701 million to $5,022 million and $225 million to $25 million, respectively, in 2006 compared with 2005.

A core part of our growth strategy is the acquisition of other real estate brokerage operations. Our acquisitions of larger real estate brokerage operations subsequent to January 1, 2005 contributed incremental revenues and EBITDA of $233 million and $13 million, respectively, to 2006 operating results (reflected within the EBITDA contribution is $14 million of intercompany royalties paid to the Real Estate Franchise segment, which is eliminated in consolidation but does affect segment level EBITDA).

Excluding these acquisitions, revenues decreased $934 million (16%) and EBITDA declined $238 million (95%) in 2006 as compared with 2005. This decrease in same store revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 20% decline in the number of homesale transactions, partially offset by a 4% increase in the average price of homes sold. We believe the 20% decline in homesale transactions is reflective of industry trends in the premium coastal areas we serve, particularly Florida, California and New England. The 4% period-over-period increase in average home price is reflective of the moderating trend in the growth of homesale prices during 2006. During the year ended December 31, 2006, the average price of homes sold grew, but slowed in comparison to 2005. The average homesale broker commission rate of 2.48% has remained stable (within 1 basis point) for the sixth consecutive quarter. EBITDA also reflects a decrease of $658 million in commission expenses paid to real estate agents, a $38 million reduction in incentives and other bonuses and a $56 million decrease in intercompany royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions. In addition, EBITDA further reflects $23 million of additional storefront costs (due partially to inflationary increases), $34 million of incremental restructuring costs (primarily facility related costs while preserving our productive agent population and market position) and $14 million of separation costs primarily related to the accelerated vesting of Cendant equity awards offset by a net decrease of $15 million of other operating expenses.

Relocation Services

Revenues increased $14 million to $509 million, while EBITDA decreased $21 million to $103 million in 2006 compared with 2005.

The increase in revenues from our relocation services business was primarily driven by $16 million of incremental management fees and commissions earned in our international services due to increased international transaction volume, $10 million from higher “at risk” homesale service fees driven by a greater proportion of such activity in the moderated real estate market experienced in 2006 plus a $3 million increase in net interest income due to higher interest bearing relocation receivables. This was partially offset by an $11 million decrease in domestic revenue due to lower relocation referral volume. The decrease in EBITDA is principally due to $12 million of separation costs primarily related to the accelerated vesting of Cendant equity awards, $4 million of restructuring costs related to reducing management personnel levels and a $13 million reduction to EBITDA from increased costs related to at risk homesale transactions. These are partially offset by a $9 million reduction in incentive based compensation as a result of the decrease in operating results in the year ended December 31, 2006, a $5 million increase in EBITDA associated with the incremental international revenue noted above and $3 million of net proceeds related to the realization of a contingent asset in connection with the previous disposal of a former subsidiary.

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

Separation Costs

The Company incurred separation costs of $66 million for the year ended December 31, 2006. These costs were incurred in connection with our separation from Cendant and relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The majority of the separation costs incurred related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards. See Note 13 “Stock-Based Compensation” of the consolidated and combined financial statements for additional information.

2006 Restructuring Program

During 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The Company recorded restructuring charges of $46 million in 2006 and an additional $1 million in 2007, of which $39 million is expected to be paid in cash. As of December 31, 2007 and 2006, $34 million and $16 million of these costs have been paid, respectively. These charges primarily represent facility consolidation and employee separation costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	Successor	Predecessor
	December 31, 2007	December 31, 2006	Change
Total assets	$11,172	$6,668	$4,504
Total liabilities	9,972	4,185	5,787
Stockholders’ equity	1,200	2,483	(1,283)

For the year ended December 31, 2007, total assets increased $4,504 million primarily due to the results of the purchase price allocation to goodwill and other intangible assets as a result of the merger with affiliates of Apollo. Total liabilities increased $5,787 million principally due to the indebtedness that was incurred in connection with the merger and related transactions and the recognition of a deferred tax liability related to the purchase accounting fair value adjustments. Total stockholder’s equity decreased $1,283 million primarily to reflect the capital contribution of $2,001 million from affiliates of Apollo and co-investors offset by the net loss of $797 million for the period from April 10, 2007 to December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our financing needs to fund operations were largely supported by cash generated from operations with the exception of funding requirements of our relocation business where we issue securitization obligations to finance relocation receivables and advances and relocation properties held for sale. Our financing needs related to the Transactions were supported by the issuance of additional debt obligations which were incurred on April 10, 2007, equity investments by affiliates of Apollo, co-investors and members of the Company’s management and the utilization of available cash on hand.

Following the Transactions, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility under our senior secured credit facility. Our primary continuing liquidity needs will be to finance our working capital, capital expenditures and debt service.

Cash Flows

Year ended December 31, 2007 vs. year ended December 31, 2006

At December 31, 2007, we had $153 million of cash and cash equivalents, a decrease of $246 million compared to the balance of $399 million at December 31, 2006. The following table summarizes our cash flows for the year ended December 31, 2007 and 2006:

	Successor	Predecessor
	Period From April 10 to December 31, 2007	Period From January, 1 to April 9, 2007	Year Ended December 31, 2006	Change
Cash provided by (used in):
Operating activities	$109	$107	$245	$(29)
Investing activities	(6,853)	(40)	(310)	(6,583)
Financing activities	6,368	62	427	6,003
Effects of change in exchange rates	1	—	1	—

Net change in cash and cash equivalents	$(375)	$129	$363	$(609)

During the year ended December 31, 2007, we received $29 million less cash from operations as compared to 2006. Such change is principally due to weaker operating results partially offset by:

•	the year over year decrease in cash outflows of $199 million from relocation receivables and advances and properties held for sale was driven by the year over year decrease in our homes in inventory;

•	a net income tax refund of $19 million for the year ended December 31, 2007 compared to a net payment of income taxes of $42 million for the same period in 2006;

•	incremental accrued interest of $125 million;

•	$80 million of proceeds from the settlement agreement with Ernst & Young LLP;

•	$112 million reduction in due to former parent.

During the year ended December 31, 2007 compared to 2006, we used $6,583 million more cash for investing activities. Such change is mainly due to $6,761 million of cash which was utilized to purchase the Company partially offset by $112 million of lower cash outflows for acquisition activity at our Company Owned Real Estate Brokerage Services and Title and Settlement Services segments, $21 million of sale leaseback proceeds received related to the corporate aircraft, $28 million of lower property and equipment additions and $22 million related to proceeds from the sale of Affinion preferred stock and warrants.

During the year ended December 31, 2007 compared to 2006, we received $6,003 million of incremental cash from financing activities. The 2007 cash flows provided from financing activities is the result of $1,999 million of cash contributed by affiliates of Apollo and co-investors and $6,252 million of debt proceeds. In addition to financing the acquisition of Realogy’s outstanding common stock, the proceeds from the Apollo and co-investors cash contribution and the new debt issuances were utilized to:

•	purchase the $1,200 million of 2006 Senior Notes;

•	repay the former term loan facility of $600 million; and

•	pay related debt issuance costs of $157 million.

The 2006 cash flows provided from financing activities is mainly due to $1,436 million of proceeds received from Cendant’s sale of Travelport partially offset by the repurchase of $884 million of common stock.

Year ended December 31, 2006 vs. year ended December 31, 2005

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

During the year ended December 31, 2006, we used $113 million less cash for investing activities compared to the same period in 2005. Such change is mainly due to decreased cash outflows at our company-owned real estate brokerage services segment due to lower acquisition activity, partially offset by the acquisition of title and underwriting companies in Texas by the Company’s title and settlement services segment.

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

Financial Obligations

Revolving Credit and Loan Facilities

On May 26, 2006, the Company entered into a $1,650 million credit facility, which consisted of a $1,050 million five-year revolving credit facility and a $600 million five-year term loan facility, and a $1,325 million interim loan facility.

On July 27, 2006, the Company drew down $2,225 million of the facilities which were immediately transferred to Cendant. In late 2006, the Company repaid the $300 million then outstanding under the revolving credit facility and the $1,325 outstanding under the interim loan facility utilizing proceeds received from Cendant’s sale of Travelport and $1,200 million of proceeds from the bond offering discussed below under the caption “2006 Senior Notes”.

On April 10, 2007, in connection with the Transactions, the revolving credit and loan facilities were refinanced with the new facilities described below under the caption “Credit Facility and Senior Notes”.

2006 Senior Notes

On October 20, 2006, the Company completed a bond offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S under the Securities Act, for $1,200 million aggregate principal amount of three-, five- and ten-year senior notes (“2006 Senior Notes”) as follows:

•	$250 million of the 2006 Senior Notes are due in 2009 and have an interest rate equal to three-month LIBOR plus 0.70%, payable quarterly,

•	$450 million of the 2006 Senior Notes are due in 2011 and have a fixed interest rate of 6.15% per annum, payable semi-annually; and

•	$500 million of the 2006 Senior Notes are due in 2016 and have a fixed interest rate of 6.50% per annum, payable semi-annually.

On May 10, 2007, the Company offered to purchase each series of the 2006 Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the payment date of July 9, 2007. The Company was required to make the offer to purchase due to the change in control that occurred as a result of the Merger and the lowering of the debt ratings applicable to the 2006 Senior Notes to non-investment grade. On July 9, 2007, the Company purchased the $1,003 million principal amount of 2006 Senior Notes that were tendered. The Company utilized the delayed draw facility to finance the purchases of the 2006 Senior Notes and to pay related interest and fees.

In the third and fourth quarter of 2007, the Company purchased the remaining $197 million principal amount of 2006 Senior Notes in privately negotiated transactions. The Company utilized the delayed draw facility to finance the purchases of the 2006 Senior Notes and to pay related interest and fees. These purchases resulted in a gain on debt extinguishment of $3 million and a write off of deferred financing costs of $7 million. These amounts are recorded in interest expense in the Consolidated and Combined Statements of Operations.

Credit Facility and Senior Notes

In connection with the closing of the Transactions on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million six-and-a-half year term loan facility, (ii) a $750 million six year revolving credit facility and (iii) a $525 million six-and-a-half year synthetic letter of credit facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger. In the third and fourth quarter of 2007, the Company utilized $1,220 million of the delayed draw facility to fund the purchase of the 2006 Senior Notes and pay related interest and fees.

The Company also issued $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014, $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015.

On April 10, 2007, the Company entered into three separate registration rights agreements with respect to the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes. On February 15, 2008, the Company completed the registered exchange offer for the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes. See Note 22 “Subsequent Events” for additional information.

Securitization Obligations

In addition, on April 10, 2007 the Company refinanced its securitization obligations through Apple Ridge Funding LLC, Kenosia Funding LLC and U.K. Relocation Receivables Funding Limited. These three entities are consolidated bankruptcy remote special purpose entities that are utilized to securitize relocation receivables generated from advancing funds on behalf of clients of our relocation business in order to facilitate the relocation of their employees. The securitization obligations issued by these entities are non-recourse to us and, as of December 31, 2007 and 2006, were collateralized by $1,300 million and $1,190 million, respectively, of underlying relocation receivables (which we continue to service) and other related assets, including in certain instances relocation properties held for sale. These collateralizing assets are not available to pay our general obligations. These securitization obligations represent floating rate debt for which the average weighted interest rate was 6.4% and 5.4% for the year ended December 31, 2007 and 2006, respectively.

Other than noted below with respect to Kenosia Funding LLC (“Kenosia”), each securitization program is a revolving program with a five year term expiring in April 2012 and has a commitment fee. The asset backed commercial paper program is backstopped by the sponsoring financial institution. So long as no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program. These liquidity facilities are subject to termination at the end of the five year agreement and if not renewed would result in an amortization of the notes.

Each program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. Each program contains cross defaults to the senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in an early amortization of the securitization obligations and termination of the program. At December 31, 2007, the Company was in compliance with the financial covenant related to the frequency of its financial reporting for the securitization obligations.

All of the relocation management agreements designated for the Kenosia Funding LLC (“Kenosia”) securitization program are at risk contracts where the Company receives a fixed fee from its client relating to the homesale service of an employee relocation and bears the risk of loss upon the sale of transferred employees’ homes. Our U.S. government at risk business as well as at risk business with a few corporate clients comprise the contracts financed by Kenosia, although the U.S. government portion comprises over 90% of the total assets in the program. On March 14, 2008, the Company amended Kenosia (the “Kenosia Amendment”) in connection with its decision to exercise its contractual termination right (See “Business Section—Relocation Services”) with the United States General Services Administration (“GSA”). Prior to the Kenosia Amendment, termination of an agreement with a client which had more than 30% of the asset secured under the facility would trigger an amortization event of Kenosia. The Kenosia Amendment was agreed to with Calyon New York Branch (“Calyon”), as administrative agent and arranger under the Kenosia Securitization Facility and permits the termination of a client with more than 30% of the assets in Kenosia without triggering an amortization event of this facility.

We will maintain limited “at risk” activities with certain other customers, but in conjunction with the Kenosia Amendment the borrowing capacity under Kenosia will be reduced to $100 million in mid July 2008, $70 million in mid December 2008, $20 million in mid March 2009 and to zero in mid June 2009. The Kenosia

Amendment also required us to lower the maximum advance rate on the facility to 50% upon execution of the Kenosia Amendment, which caused a reduction in the outstanding balance of the facility of $38 million from $175 million to $137 million. As part of the Kenosia Amendment the borrowing rate spread on the facility was increased by 50 basis points to 150 basis points above LIBOR and certain ratios that could have otherwise resulted in an amortization event as we exit this business were modified in order for us to be able to reduce our “at risk” home inventory without replacing it with new home inventory.

Our decision to exit the U.S. government business and the related Kenosia Amendment is expected to generate approximately $50 million of working capital in 2008 as we liquidate the government “at risk” homes held for sale (and other relocation receivables in Kenosia) and receive the cash we had committed to this activity Kenosia has not been syndicated. Calyon, as the purchaser of the notes under the facility, administrative agent and arranger, and the financial institution acting as the managing agent under the facility’s note purchase agreement, and The Bank of New York, acting as the facility’s indenture trustee and their respective affiliates, have performed and may in the future perform, various commercial banking, investment banking and other financial advisory services for us and our subsidiaries for which they have received, and will receive, customary fees and expenses.

Short-Term Borrowing Facilities

In addition, within our Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. We do not have access to these funds for our use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $550 million as of December 31, 2007. We invest such borrowings in high quality short-term liquid investments. Net amounts earned under these arrangements approximated $11 million and $11 million for the year ended December 31, 2007 and 2006, respectively. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes. The average amount of short term borrowings outstanding during the year ended December 31, 2007 and 2006 was approximately $227 million and $248 million, respectively.

Available Capacity

As of December 31, 2007, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Revolving credit facility (1)	April 2013	$750	$—	$713
Senior secured credit facility (2)	October 2013	3,154	3,154	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,681	—
Senior Toggle Notes (4)	April 2014	550	544	—
Senior Subordinated Notes (5)	April 2015	875	860	—
Securitization Obligations:
Apple Ridge Funding LLC (6)	April 2012	850	670	180
Kenosia Funding LLC (6)(7)	April 2012	175	175	—
U.K. Relocation Receivables Funding Limited (6)	April 2012	198	169	29

		$8,252	$7,253	$922

(1)	The available capacity under the revolving credit facility is reduced by $37 million of outstanding letters of credit at December 31, 2007.
(2)	Total capacity has been reduced by the quarterly payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 8.24% at December 31, 2007.

(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $19 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $6 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $15 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	As described in “Financial Obligations—Securitization Obligations,” effective with the March 14, 2008 amendment, the outstanding balance will be reduced to $137 million from $175 million and capacity will be reduced to zero by mid June 2009.

Covenants Under Our Senior Secured Credit Facility and the Notes

Our senior secured credit facility and the Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the restrictive covenants in our senior secured credit facility, commencing March 31, 2008 and quarterly thereafter, require us to maintain a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured net debt to trailing 12 month Adjusted EBITDA, as defined in the credit facility, may not exceed 5.6 to 1 during the first two quarters of the calculation period and that ratio steps down to 5.35 to 1 at September 30, 2008, further steps down to 5.0 to 1 at September 30, 2009 and steps down to 4.75 to 1 at March 31, 2011 and thereafter. At December 31, 2007, the Company’s senior secured leverage ratio was 3.8 to 1. Our obligations under the securitization facilities and the indentures governing the notes are not considered “indebtedness” for the senior secured credit facility leverage ratio. A breach of the senior secured leverage ratio or any of the other restrictive covenants would result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the senior subordinated notes;

any of which could result in an event of default under the Notes and our Securitization Facilities.

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Liquidity Risk

Our liquidity position may be negatively affected by the condition of the real estate or relocation market, including adverse changes in interest rates, access to our relocation asset-backed facilities and access to the capital markets, which may be limited if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain covenants.

As a result of the increased borrowings that were incurred to consummate the Merger, the Company’s future financing needs were materially impacted by the Merger and the rating agencies downgraded our debt ratings. In addition, on November 5, 2007, Standard & Poor’s lowered the Company’s corporate credit rating to B from B+ and lowered the Company’s Credit Facility and Senior Notes credit rating from BB to BB- to reflect its expectation that the Company will experience lower than previously expected cash flow generation and weakening credit measures over the intermediate-term resulting from a lengthening downturn in the US residential real estate market. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events aside from the Merger.

Based on our current level of operations and forecasts, we believe that cash flows from operations and available cash, together with available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs including debt service over the next 12 months. Funding requirements of our relocation business are satisfied through the issuance of securitization obligations to finance relocation receivables and advances and relocation properties held for sale.

We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowing will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, and the Notes, on commercially reasonable terms or at all.

Certain of our borrowings, primarily borrowings under our senior secured credit facility, and our securitization obligations are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities. In addition, for the $550 million of Senior Toggle Notes, the Company may, at its option, elect to pay interest (1) entirely in cash (2) by increasing the principal amount of the outstanding Senior Toggle Notes by issuing PIK (payment in kind) notes or (3) by paying 50% in cash and 50% in PIK notes. We believe our interest rate risk related to our securitization obligations is further mitigated as the rate we incur on our securitization borrowings and the rate we earn on relocation receivables and advances are based on similar variable indices.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total
Securitization obligations (a)	$1,014	$—	$—	$—	$—	$—	$1,014
Term loan facility (b)(c)	32	32	32	31	31	2,996	3,154
10.50% Senior notes (c)	—	—	—	—	—	1,700	1,700
11.00%/11.75% Senior toggle notes (c)	—	—	—	—	—	550	550
12.375% Senior subordinated notes (c)	—	—	—	—	—	875	875
Operating leases (d)	196	169	135	102	71	121	794
Capital leases	15	10	6	4	4	25	64
Purchase commitments (e)	21	14	14	14	7	267	337

Total (f)(g)	$1,278	$225	$187	$151	$113	$6,534	$8,488

(a)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will ultimately be determined by the interest rates in effect during each period. These agreements have a five-year term, however, the obligations are classified as current due to the current classification of the underlying assets that collateralize the obligations.
(b)	We used $1,950 million of our $3,170 million term loan facility to finance the Transactions and $1,220 million to finance the purchase of the 2006 Senior Notes. Prior to December 31, 2007, the Company had made $16 million of scheduled quarterly payments.
(c)	We have $3,154 million of variable rate debt under the term loan facility. The Company has entered into derivative instruments to fix the interest rate for $775 million of the variable rate debt which will result in interest payments of $61 million annually. The interest rate for the remaining portion of the variable rate debt of $2,379 million will ultimately be determined by the interest rates in effect during each period. In addition, the fixed interest paid on the $3,125 million of senior notes, senior toggle notes and senior subordinated notes will be approximately $347 million on an annual basis (assuming that the Company does not elect to make PIK interest payments on the Senior Toggle Notes).
(d)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(e)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s beginning in 2009 through 2054. The Company expects the annual minimum licensing fee to be approximately $2 million although based on past performance, payments have exceeded this minimum. The purchase commitments also include the minimum licensing fee to be paid to Meredith Corporation beginning in 2009 through 2057. The annual minimum fee begins at $500 thousand in 2009 and increases to $4 million by 2015 and generally remains the same thereafter.
(f)	On April 26, 2007, the Company utilized $500 million of the $525 million synthetic letter of credit facility to establish a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The standby irrevocable letter of credit back-stops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement for which we pay interest of 300 basis points. This letter of credit is not included in the contractual obligations table above.
(g)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of adjusted EBITDA and does not include $37 million of unrecognized tax benefits as the Company is not able to estimate the year in which these tax positions will reverse.

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

With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such an event, we would be required to record a charge, which would impact earnings.

The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,939 million and $2,270 million, respectively, at December 31, 2007. Our goodwill and other indefinite-lived intangible assets are allocated to our four reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to one of our reporting units or spread across our entire organization. Our businesses are concentrated in one industry and, as a result, an adverse change to the real estate industry will impact our combined results and may result in an impairment of our goodwill or other indefinite-lived intangible assets.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required, and recognized a $13 million increase in the liability for unrecognized tax benefits including associated accrued interest and penalties and a corresponding decrease in retained earnings.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

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

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 effective January 1, 2008 except for the nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities as permitted by the Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”) as stated below. The adoption did not have a significant impact to the Company’s consolidated and combined financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to irrevocably elect fair value (“the fair value option”) as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on an instrument-by-instrument basis with certain exceptions. The changes in fair value should be recognized in earnings as they occur. An entity would be permitted to elect the fair value option at initial recognition of a financial asset or liability or upon an event that gives rise to new-basis accounting for that item.

SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008. The adoption did not have a significant impact to the Company’s consolidated and combined financial statements.

In December 2007, the FASB issued SFAS 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

(“SFAS 160”). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary, which require:

•

Contingent consideration (e.g. earnouts) to be measured at fair value on the acquisition date. Contingent consideration recorded as a liability will subsequently be re-measured until settled, with changes in fair value recorded in earnings. Contingent consideration recorded as equity is not re-measured.

•

Payment to third parties for acquisition related costs (e.g. consulting, legal, audit, etc.) to be expensed when incurred rather than capitalized as part of the purchase price. Equity issuance and related registration costs for the acquisition will reduce the fair value of the securities issued on acquisition date.

•

Noncontrolling interests (previously referred to as minority interests) to be initially recorded at fair value at acquisition date, and presented within the equity section instead of a liability or the mezzanine section of the balance sheet.

•

Any adjustments to an acquired entity’s deferred tax assets and uncertain tax position balances that occur after the measurement period to be recorded as a component of income tax expense rather than through goodwill. This is required of all business combinations regardless of the consummation date.

•

Subsequent increases or decreases in the ownership interest of a partially owned subsidiary that does not create a change in control to be accounted for as an equity transaction and no gains or losses will be recorded.

These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008, except for the adjustments to deferred tax assets and uncertain tax position balances noted above. In addition, SFAS 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and is evaluating the impact of its adoption on the consolidated and combined financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 to extend the use of “simplified method” for estimating the expected terms of “plain vanilla” employee stock options for the awards valuation. The method was initially allowed under SAB 107 in connection with the adoption of SFAS 123(R) “Stock-based Payment” (“SFAS 123(R)”) in order to determine the compensation cost based on the awards grant date fair value. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant information is available.

In January 2008, the FASB issued SFAS 133 Implementation Guidance No. E23 “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“E23”). Further to the adoption of SFAS 157 “Fair Value Measurement”, E23 amends paragraph 68 of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” to permit the use of the shortcut method, which assumes no ineffectiveness at the hedge inception and subsequent periods, in the following circumstances:

•	Interest rate swaps that have a non-zero fair value at inception, provided that the non-zero fair value at inception is attributable solely to a bid-ask spread.

•

Hedged items that have a settlement date after the swap trade date, provided that the trade date of the asset or liability differs from its settlement date because of generally established conventions in the marketplace in which the transaction is executed.

E23 is effective for hedging relationships designated on or after January 1, 2008. The Company adopted the guidance effective January 1, 2008 and the adoption did not have a significant impact to the consolidated and combined financial statements.

In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date for FASB Statement No. 157”. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market exposure is interest rate risk. Our primary interest rate exposure at December 31, 2007 was to interest rate fluctuations in the United States, specifically LIBOR, and in the United Kingdom, specifically UK LIBOR, due to their impact on variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, such rates in addition to the UK LIBOR rates will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables and advances and securitization borrowings, which approximate their carrying values due to the short-term nature of these items. We believe our interest rate risk is further mitigated as the rate we incur on our securitization borrowings and the rate we earn on relocation receivables and advances are based on similar variable indices.

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

At December 31, 2007 we had total long term debt of $6,239 million excluding $1,014 of securitization obligations. Of the $6,239 million of long term debt, the Company has $3,154 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $775 million and, effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as underlying interest rates change as a result of market changes. We have determined that the impact of a 100bps (1% change in the rate) change in LIBOR on our term loan facility variable rate borrowings would affect our interest expense by approximately $24 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At December 31, 2007, the fair value of our long term debt approximated $5,319 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $116 million impact on the fair value of our long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on F-1.

ITEM 9.	CHANGES TO AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Realogy’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Realogy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of Realogy’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of Realogy’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of Realogy’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Realogy’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that Realogy maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

On March 14, 2008, the Company amended its Kenosia Securitization Facility in connection with Cartus’ decision to exit the “at risk” government relocation business. For a discussion of this amendment, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Obligations—Securitization Obligations” and “Item 1—Business—Relocation Services.”

On March 13, 2008, the Holdings Compensation Committee approved the bonus structure for the 2008 fiscal year under the Company’s 2008 Annual Bonus Plan (the “2008 Bonus Plan”) applicable to executive officers. The 2008 Bonus Plan permits the payment of cash bonuses based upon pre-established performance criteria for 2008. For a discussion of the 2008 Bonus Plan, see “Item 11—Executive Compensation—Compensation Discussion and Analysis.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding individuals who currently serve as our executive officers and directors. The age of each individual in the table below is as of December 31, 2007.

Name	Age	Position(s)
Henry R. Silverman	67	Non-Executive Chairman of the Board
Richard A. Smith	54	President and Chief Executive Officer
Anthony E. Hull	49	Executive Vice President, Chief Financial Officer and Treasurer
Marilyn J. Wasser	52	Executive Vice President, General Counsel and Corporate Secretary
David J. Weaving	41	Executive Vice President and Chief Administrative Officer
Kevin J. Kelleher	53	President and Chief Executive Officer, Cartus Corporation
Alexander E. Perriello, III	60	President and Chief Executive Officer, Realogy Franchise Group
Bruce Zipf	51	President and Chief Executive Officer, NRT LLC
Donald J. Casey	46	President and Chief Executive Officer, Title Resource Group
Dea Benson	53	Senior Vice President, Chief Accounting Officer and Controller
Marc E. Becker	35	Director
V. Ann Hailey	56	Director
Scott M. Kleinman	35	Director
Lukas Kolff	34	Director
M. Ali Rashid	31	Director
Grenville Turner	50	Director

Henry R. Silverman serves as our Non-Executive Chairman of the Board. He served as our Chairman of the Board, Chief Executive Officer and a director since our separation from Cendant in July 2006 until November 13, 2007. Mr. Silverman was Chief Executive Officer and a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006, as well as Chairman of the Board of Directors and the Executive Committee from July 1998 until August 2006. Mr. Silverman was President of Cendant from December 1997 until October 2004. Mr. Silverman was Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of HFS Incorporated from May 1990 until December 1997.

Richard A. Smith has served as our President and Chief Executive Officer since November 13, 2007, and continues to serve as a director. Prior to that date, he served as our Vice Chairman of the Board, President and a director since our separation from Cendant in July 2006. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996. Mr. Smith serves on the board of directors of Countrywide plc, an Apollo portfolio company.

Anthony E. Hull has served as our Executive Vice President, Chief Financial Officer and Treasurer since our separation from Cendant in July 2006. From December 14, 2007 to February 3, 2008, Mr. Hull performed the functions of our Chief Accounting Officer. Mr. Hull was Executive Vice President, Finance of Cendant from October 2003 until our separation from Cendant in July 2006. From January 1996 to September 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, a diversified entertainment company. From 1990 to 1994, Mr. Hull worked in various capacities for Paramount Communications, a diversified entertainment and publishing company. From 1984 to 1990 Mr. Hull worked in investment banking at Morgan Stanley.

Marilyn J. Wasser has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services. Most recently, from September 2002 to February 2005, Ms. Wasser served as Executive Vice President, Associate General Counsel and Corporate Secretary for AT&T Wireless Services. She supported M&A activities, wireless opportunities and internet investments and from 1995 until 2002, Ms. Wasser also served as Secretary to the AT&T Board of Directors and Chief Compliance Officer.

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

Bruce Zipf has served as President and Chief Executive Officer of NRT LLC since March 2005 and as President and Chief Operating Officer from February 2004 to March 2005. From January 2003 to February 2004, Mr. Zipf served as Executive Vice President and Chief Administrative Officer for NRT responsible for the financial and administrative sectors that included acquisitions and mergers, financial planning, human resources and facilities, and from 1998 through December 2002, he served as NRT’s Senior Vice President for most of NRT’s Eastern Operations. From 1996 to 1998, Mr. Zipf served as President and Chief Operating Officer for Coldwell Banker Residential Brokerage—New York. Prior to entering the real estate industry, Mr. Zipf was a senior audit manager for Ernst and Young.

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

Dea Benson has served as our Senior Vice President, Chief Accounting Officer and Controller since February 2008. Prior to being named Chief Accounting Officer of the Company, Ms. Benson served from September 2007 to January 2008 as Chief Accounting Officer of Genius Products, Inc., the managing member and minority owner of Genius Products, LLC, an independent home entertainment distributor. For more than 11 years prior thereto, Ms. Benson held various financial and accounting positions with DreamWorks SKG/Paramount Pictures, most recently from November 2002 to January 2006 as Controller of DreamWorks SKG and from February 2006 to December 2006 as divisional CFO of the Worldwide Home Entertainment division of Paramount Pictures, subsequent to Paramount’s acquisition of DreamWorks SKG. Ms. Benson is a certified public accountant.

Marc E. Becker became a director as of the closing of the Transactions. Mr. Becker is a partner of Apollo. He has been employed with Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker also serves on the boards of directors of Affinion Group, Inc., Countrywide plc, Quality Distribution, Inc., and SOURCECORP.

V. Ann Hailey became a director in February 2008. Ms. Hailey is a retired Executive Vice President of LimitedBrands where she served as EVP, Chief Financial Officer from August 1997 until April 2006. She then served as EVP, Corporate Development until September 2007. She also served as a member of the LimitedBrands Board of Directors from 2001 to 2006. Prior to joining Limited Brands in 1997, Ms. Hailey was Senior Vice President and Chief Financial Officer of Pillsbury Company. She is also a Director and Chair of the Audit Committee of the Federal Reserve Bank of Cleveland. Ms. Hailey is a Director of W.W. Grainger, Inc. and serves as a member of its Audit Committee and Board Affairs and Nominating Committee.

Lukas Kolff joined Apollo in 2006. Prior to that time, Mr. Kolff worked as a vice president at Ripplewood Holdings L.L.C., where he executed private equity investments in the United States, Europe and Japan. Mr. Kolff served on the board of directors and executive committees of several Ripplewood portfolio companies in the United States, Europe and Japan. Prior to joining Ripplewood in 1999, Mr. Kolff worked as a financial analyst in the Mergers & Acquisitions & Restructuring Department of Morgan Stanley & Co in London. Mr. Kolff also serves on the boards of directors of CEVA Group plc and Countrywide plc. Mr. Kolff has a master’s degree in business economics from Rijks Universiteit Groningen, University of Groningen, The Netherlands, where he graduated with highest honors.

Scott M. Kleinman became a director as of the closing of the Transactions. Mr. Kleinman is a partner of Apollo. He has been employed with Apollo since 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman also serves on the boards of directors of Hexion Specialty Chemicals, Momentive Performance Materials, Norando Aluminum and Verso Paper.

M. Ali Rashid became a director as of the closing of the Transactions. Mr. Rashid is a principal of Apollo. He has been employed with Apollo since 2000. From 1998 to 2000, Mr. Rashid was employed by the Goldman Sachs Group, Inc. in the Financial Institutions Group of its Investment Banking Division. He is also a director of Countrywide plc, Metals USA, Noranda Aluminum and Quality Distribution, Inc.

Grenville Turner became a director on August 28, 2007. Mr. Turner joined Countrywide plc on August 1, 2006 as an Executive Director and became Group Chief Executive on January 1, 2007 and is also a director of Countrywide Estate Agents. Mr. Turner qualified as a Chartered Banker in 1982 and holds a master’s degree in business administration from Cranfield Business School. He was formerly Chief Executive, Intelligent Finance and Chief Executive, Business to Business at HBOS and previously served as a director of St James Place Capital Plc, Sainsbury’s Bank Plc and Rightmove.co.uk Limited.

The composition of the Board of Directors and the identity of the executive officers of Holdings and Intermediate is identical to those of Realogy.

Committees of the Board

Prior to the Merger, the Company’s board of directors had the following standing committees: an executive committee, an audit committee, a compensation committee and a corporate governance committee. As a privately-held company, our board of directors is not required to have committees and in 2007, for a period following the consummation of the Transactions, there were no standing committees.

In February 2008, the Holdings Board established a Compensation Committee, whose members consist of Marc Becker (Chair) and M. Ali Rashid. The purpose of the Holdings Compensation Committee is to:

•	oversee management compensation policies and practices of Holdings and its subsidiaries, including Realogy, including, without limitation,(i) determining and approving the compensation of the Chief

Executive Officer and the other executive officers of Domus and its subsidiaries, including Realogy (ii) reviewing and approving management incentive policies and programs and exercising any applicable rule making authority or discretion in the administration of such programs, and (iii) reviewing and approving equity compensation programs for employees, and exercising any applicable rule making authority or discretion in the administration of such programs;

•	to set and review the compensation of and reimbursement policies for members of the Board of Directors of Holdings, Intermediate and Realogy;

•	to provide oversight concerning selection of officers, management succession planning, expense accounts and severance plans and policies of Domus, Intermediate and Realogy; and

•

to prepare an annual compensation committee report, provide regular reports to the Holdings and Realogy Boards, and take such other actions as are necessary and consistent with the governing law and the organizational documents of Holdings.

In February 2008, the Realogy Board of Directors established an Audit Committee, whose members consist of V. Ann Hailey (Chair) and Messrs. Becker and Rashid. The Company is not required to comply with the independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act as it is not a “listed company” with a class of securities registered under Section 12 of the Exchange Act. Nevertheless, Ms. Hailey, our Audit Committee Chair, satisfies the requirements of independence under that Rule and would also be deemed independent under Section 303A.01 and 303A.06 of the New York Stock Exchange Listing Manual. In addition, the Realogy Board has determined that Ms. Hailey is an “audit committee financial expert” as that term is defined under the Rules of the SEC.

The purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee management regarding:

•	Realogy’s systems of internal control over financial reporting and disclosure controls and procedures;

•	the integrity of Realogy’s financial statements;

•

the qualifications, engagement, compensation, independence and performance of Realogy’s independent auditors, their conduct of the annual audit of the Company’s financial statements and their engagement to provide any other services;

•	Realogy’s compliance with legal and regulatory requirements;

•	review of material related party transactions; and

•	compliance with, adequacy of, and any requests for written waivers sought with respect to, any executive officer or director under, Realogy’s code(s) of conduct and ethics.

Code of Ethics

The Board has adopted a code of ethics that applies to all officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of conduct is available in the Ethics For Employees section of the Company’s website at www.realogy.com. The purpose of the code of conduct is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (all amounts in this section are in actual dollars unless otherwise noted)

Company Background. Realogy became an independent, publicly traded company on the New York Stock Exchange on August 1, 2006, following its separation from Cendant pursuant to its plan of separation. As described more fully in the “Compensation Discussion and Analysis” under Item 11 of our Annual Report on Form 10-K for the year ended December 31, 2006, Realogy’s executive compensation arrangements and programs that were initially put in place upon our separation from Cendant were adopted by Cendant, and approved by Cendant’s compensation committee, in advance of Realogy becoming an independent public company and establishing our own compensation committee (the “Realogy Compensation Committee”). While we were a publicly traded company, the Realogy Compensation Committee reviewed and ratified the arrangements and programs and the initial awards.

In December 2006, Realogy entered into a merger agreement with affiliates of Apollo and that transaction (the “Merger”) was consummated on April 10, 2007. Pursuant to the terms of the merger agreement with Apollo, at the effective time of the Merger on April 10, 2007, each issued and outstanding share of common stock of the Company (other than shares held by Holdings, Domus Acquisition Corp., any subsidiary of Holdings, or held in treasury by the Company, any shares held by any subsidiary of the Company, and shares subject to dissenters’ rights and any shares as to which separate treatment in the Merger was separately agreed by Holdings and the holder thereof) was cancelled and automatically converted into the right to receive $30.00 in cash, without interest. In addition, at the effective time of the Merger, all outstanding equity awards became fully vested and cancelled and converted into the right to receive a cash payment. For restricted stock units and deferred unit awards, the cash payment equaled the number of units multiplied by $30.00. For stock options and stock appreciation rights, the cash payment equaled the number of shares or rights underlying the award multiplied by the amount, if any, by which $30.00 exceeded the exercise price.

Shortly prior to the consummation of the Merger, Apollo, principally through the Holdings Board of Directors (the “Pre-Merger Holdings Board”), whose members then consisted of Apollo’s representatives, Messrs. Marc Becker and M. Ali Rashid, negotiated employment agreements and other arrangements with our named executive officers (other than Mr. Silverman). The named executive officers who entered into these employment agreements were Richard A. Smith, our President, and effective November 13, 2007, our Chief Executive Officer; Anthony E. Hull, our Executive Vice President, Chief Financial Officer and Treasurer; Kevin J. Kelleher, President and Chief Executive Officer of Cartus Corporation; Alexander E. Perriello, III, President and Chief Executive Officer of Realogy Franchise Group; and Bruce Zipf, President and Chief Executive Officer of NRT LLC. Mr. Silverman did not enter into a new employment agreement given that Realogy had previously announced a succession plan, in which Mr. Smith would succeed Mr. Silverman as Realogy’s Chief Executive Officer at the end of 2007.

Upon consummation of the Merger and the delisting of its stock from the New York Stock Exchange, Realogy disbanded the Realogy Compensation Committee, as it no longer needed a separate compensation committee, which had been required under the NYSE listing standards.

Between April 10, 2007 and mid-February 2008, decisions relating to executive compensation were within the province of the post-Merger board of directors of Holdings (the “Holdings Board”) and the Realogy Board of Directors (the “Realogy Board”), both of which were (and are) controlled by Apollo representatives. During that period, the only matters affecting compensation of the executive officers addressed by the Holdings Board or Realogy Board dealt with the approval of technical amendments to the employee benefit plans in December 2007 and the temporary freeze under the Company match to the 401(k) plan and (with respect to new participants or new elections) under the Officer Deferred Compensation Plan in February 2008 discussed below.

In February 2008, the Holdings Board established a compensation committee, whose members consist of Messrs. Becker and Rashid (the “Holdings Compensation Committee”). The Holdings Compensation Committee,

as described under “Item 10—Directors, Executive Officers and Corporate Governance” of this Annual Report, has the power and authority to oversee the compensation policies and programs of Holdings and Realogy.

This Compensation Disclosure and Analysis describes, among other things, the compensation objectives and the elements of the executive compensation program embodied by the agreements negotiated between management and Apollo at the time of the acquisition, which forms the core of the executive compensation program.

Compensation Philosophy and Objectives. The Company’s primary objective with respect to executive compensation is to design and implement compensation policies and programs that efficiently and effectively provide incentives to, and motivate, officers and key employees to increase their efforts towards creating and maximizing stockholder value. In connection with the Merger, the Pre-Merger Holdings Board developed an executive compensation program designed to reward the achievement of specific annual and long-term goals by the Company, and which aligns the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Pre-Merger Holdings Board evaluated, and following its establishment in February 2008, the Holdings Compensation Committee evaluates, both performance and compensation to ensure the Company maintains its ability to attract and retain superior employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. We do not rely on peer compensation information in the residential real estate services industry as it is difficult for us to obtain this information as most of these companies are privately held. The Pre-Merger Holdings Board believed, and the Holdings Compensation Committee believes, executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

In negotiating the initial employment agreements and arrangements with the named executive officers, Apollo (acting through the Pre-Merger Holdings Board) placed significant emphasis on aligning the management interests with those of Apollo. The named executive officers (other than Mr. Silverman) made significant equity investments in Holdings common stock upon consummation of the Merger and received equity awards that included performance vesting options that would vest upon Apollo and its co-investors receiving reasonable rates of return on its invested capital in Holdings as described below under “Management Equity Investment.” Other elements of compensation, such as base salary, cash-based incentive compensation, perquisites and benefits remained relatively unchanged post-Merger during the balance of 2007 from the arrangements that had been put in place prior to consummation of the Merger.

Role of Executive Officers in Compensation Decisions. Mr. Richard Smith, as our President through November 12, 2007 and our President and Chief Executive Officer since such date, was the principal negotiator representing management in its negotiation of employment agreements and other arrangements in connection with the consummation of the Merger. In addition, Mr. Smith annually reviews the performance of each of the named executive officers (other than his own performance and that of Mr. Silverman, who had served without compensation). Mr. Smith’s performance is reviewed by the Holdings Compensation Committee (and prior to the Merger, was reviewed by the Realogy Compensation Committee). The conclusions reached and recommendations based upon these reviews, including with respect to salary adjustment and annual incentive award target and actual payout amounts, are generally presented to the Holdings Compensation Committee, which has (and prior to the Merger, the Realogy Compensation Committee, which had) the discretion to modify any recommended adjustments or awards to executives. The Holdings Compensation Committee has (and prior to the Merger, the Realogy Compensation Committee had) final approval over all compensation decisions for the named executive officers, including approval of recommendations regarding cash and equity awards to all of our officers.

Setting Executive Compensation. Based on the foregoing objectives, the Pre-Merger Holdings Board structured our annual and long-term incentive cash and stock-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward the executives for achieving these goals.

Executive Compensation Elements. The principal components of compensation for our named executive officers (other than Mr. Silverman) are: base salary; bonus; management equity investments; management stock option awards; management restricted stock awards; other benefits and perquisites, and in the case of Mr. Silverman, post-retirement benefits.

Base Salary. We provide our named executive officers (other than Mr. Silverman) and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position, scope of responsibility and contribution to the Company’s earnings. The initial base salary for our named executive officers was established in their employment agreements entered into upon consummation of the Merger and equaled the base salary that the named executive officers had been paid at the time of Realogy’s separation from Cendant in 2006, based upon the terms approved by the Compensation Committee of the Cendant Board prior to the separation plus an approximate 4% increase (or in Mr. Hull’s case, an approximate 5% increase), consistent with the average annual increase provided to other employees in 2007 to reflect merit and adjustments for promotions and increased job responsibilities. The 4% average annual increase in base salary provided to employees in 2007 was based upon management’s view that such an increase was consistent with the average annual salary increase being made in base salaries of employees of companies throughout the U.S. economy.

Salary levels will be reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives are based on the Holdings Compensation Committee’s assessment (and, with respect the named executive officers who received merit increases in 2007, by the Pre-Merger Holdings Board’s assessment based upon recommendations from Mr. Smith) of the individual’s performance. In reviewing base salaries for executives, the Pre-Merger Holdings Board considered (and the Holdings Compensation Committee is expected to consider) primarily the internal review of the executive’s compensation, individually and relative to other officers, and the individual performance of the executive. The Pre-Merger Holdings Board reviewed these criteria collectively but did not assign a weight to each criterion when setting base salaries. The Holdings Compensation Committee considers (and prior to the Holdings Compensation Committee’s formation, the Holdings Board considered) the extent to which the proposed overall operating budget for the upcoming year contemplates salary increases. Each base salary adjustment is generally made by the Holdings Board (or following its establishment, the Holdings Compensation Committee) subjectively based upon the foregoing. In October 2007, Mr. Smith (in consultation with Apollo in lieu of formal Holdings Board action) approved a $25,000 increase in Mr. Hull’s base salary, increasing it to $525,000 to bring it in line with the base salaries paid to the chief financial officers of companies located in Connecticut, Massachusetts, New Jersey and New York with annual revenue between $5-10 billion based upon survey data derived from Mercer LLC, Hewitt Associates LLC, Towers Perrin, Hay Group and Equilar, Inc. In light of the continuing downturn in the residential real estate market, and management’s desire to shift fixed costs to variable costs, where practicable, the Company does not currently expect any increases to the base salaries of the named executive officers in 2008.

Bonus. Our named executive officers (other than Mr. Silverman) participate in an annual incentive compensation program (“Bonus Program”) with performance objectives established by the Holdings Compensation Committee (or with respect to the 2007 Bonus Program, Mr. Smith) and communicated to our named executive officers generally within 90 days following the beginning of the calendar year. Under their respective employment agreements, the target annual bonuses payable to the named executive officers is 100% of annual base salary, or, in Mr. Smith’s case, given his overall greater responsibilities for the performance of the Company, 200% of annual base salary.

During 2007, for Messrs. Smith and Hull, whose efforts were focused on the overall performance of the business, 100% of the eligible bonus was based on one company-wide performance objective (described below). For Messrs. Kelleher and Perriello, 50% and 25%, respectively, of the eligible bonus was based upon the same Realogy company-wide performance objective as that applicable to Messrs. Hull and Smith, and the other 50% and 75%, respectively, was based upon the performance objectives relating to the business units which they lead

(Cartus and Realogy Franchise Group, respectively). For Mr. Zipf, 100% of the eligible bonus was based upon performance objectives relating to the NRT business unit that he leads.

The performance objective utilized for Realogy company-wide performance was EBIT—or earnings before interest and taxes—an objective that Cendant had historically utilized in compensating its chief executive officer and other executives. EBIT is also calculated before separation, restructuring, merger and Cendant legacy costs as they are not viewed as an accurate indicator of Realogy’s operating performance. The 2007 eligible bonus provided for a minimum, target and maximum EBIT with the target bonus payable upon achievement of the target EBIT, and with a scale sliding upward to 125% of the target bonus and downward to 50% of the target bonus to the extent the EBIT is greater than or less than the target EBIT, but with no bonus payable with respect to this performance objective if the minimum EBIT is not achieved. Under the plans, minimum EBIT for Realogy for the entire 2007 year was established at $549 million, which threshold was not achieved.

The business unit performance objectives applicable to a portion of Messrs. Kelleher and Perriello and to Zipf’s entire eligible bonus are summarized below.

•

Mr. Kelleher’s business unit performance objective related to business unit EBIT with a floor EBIT, at which 50% of the bonus allocable to the business unit performance (or 37.5% of the entire bonus) would be payable was $110 million, which was not achieved in 2007.

•

Mr. Perriello’s business unit (Realogy Franchise Group) performance objective also related to business unit EBIT with a floor EBIT at which 37.5% of the bonus allocable to the business unit performance (or 25% of the entire bonus) would be payable was $245 million (excluding royalty revenue from NRT as that revenue relates to the performance of the NRT business unit), which was not achieved in 2007.

•

With respect to Mr. Zipf’s eligible bonus, 75% was based upon NRT’s EBIT before deducting budgeted intercompany royalties, 12.5% was based upon the percentage of NRT buyer controlled sales that result in mortgage business captured by our joint venture, PHH Home Loans LLC, from referrals from NRT, and the remaining 12.5% was based upon the percentage of NRT buyer controlled sales that result in title and settlement services captured by the Title Resource Group business unit from referrals from NRT, as detailed in the chart below. Mr. Zipf’s minimum eligible bonus was set at 50% of his target bonus amount and his maximum eligible bonus at 125% of his target bonus amount.

Performance Objective	Minimum	Target	Maximum	Weight	Achieved Percent	Basic Payout Percent
EBIT before intercompany royalties (dollars in millions)	$212	$239	$259	75.0%	102.53	76.90
Mortgage Capture Rate	17.20%	19.20%	21.20%	12.5%	80.00	10.00
Title Capture Rate	45.40%	47.40%	49.40%	12.5%	70.00	8.75
Total Weighted Average Performance Achieved						95.6

Based upon the foregoing, in March 2008, the Holdings Compensation Committee determined not to pay a bonus under the Bonus Program to any of Messrs. Smith, Hull, Kelleher and Perriello though the Board had the discretion to determine otherwise. The Holdings Compensation Committee determined that based on the achievement of NRT specific performance objectives, Mr. Zipf would have been entitled to 95.6% of his target bonus. The Holdings Compensation Committee, however, exercised negative discretion related to certain events in one of the NRT operating companies and approved a bonus payment of 84.2% of his target bonus or $433,150 in respect of 2007.

Pursuant to his employment agreement, Mr. Smith was paid a bonus in January 2008 in the amount of $97,000 that he was required to use to purchase the annual premium on an existing life insurance policy. Such bonus payment is an annual obligation of the Company. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. In addition, pursuant to his employment agreement, and as partial consideration for the retention of Mr. Smith following the merger, Mr. Smith received a one-time $5 million investment bonus in connection with consummation of the Merger, the after-tax amount of which he elected to invest in the purchase of shares of Holdings common stock, which is reflected below under “Management Equity Investments.”

On March 13, 2008, the Holdings Compensation Committee approved the bonus structure for the 2008 fiscal year under Realogy’s 2008 Annual Bonus Plan (the “2008 Bonus Plan”) applicable to executive officers. The 2008 Bonus Plan permits the payment of cash bonuses based upon pre-established performance criteria for 2008. The Holdings Compensation Committee approved target bonus payments of 200% of eligible earnings for Richard Smith and target payments of 100% of eligible earnings for the other named executive officers.

The 2008 Bonus Plan funding will be based solely on EBITDA—or earnings before interest, taxes, depreciation and amortization—performance rather than the EBIT performance objective utilized for the 2007 Bonus Program as the Holdings Compensation Committee believed EBITDA was a more accurate indicator of performance. EBITDA is also calculated before separation, restructuring, merger and Cendant legacy costs as they are not viewed as an accurate indicator of Realogy’s operating performance.

The bonus funding for Messrs. Smith and Hull will be determined by the Realogy’s consolidated EBITDA results (50%) and the weighted average of the Business Units’ EBITDA results (50%) and the bonus funding for Messrs. Perriello, Kelleher, and Zipf will be determined by the Realogy’s consolidated EBITDA results (50%) and their specific Business Unit EBITDA results (50%).

Pre-established EBITDA performance levels have been set that, if achieved, will result in the 2008 Bonus Plan funding at 15%, 75%, 100%, or 133% of the target funding. We believe that disclosure of the specific performance targets is not required because the targets are not material to an investor’s understanding of the compensation programs for our executive officers and/or that disclosure of these targets will cause us substantial competitive harm. Realogy’s consolidated EBITDA threshold must be achieved before any named executive officer qualifies for any bonus funding. Funding between performance levels will be based on linear interpolation.

Above-target funding for Messrs. Perriello, Kelleher, and Zipf may be approved by the Holdings Compensation Committee if their Business Unit specific 2008 EBITDA achievement exceeds the above-target performance level and consolidated Realogy exceeds the target 2008 EBITDA performance level. Above-target funding for Messrs. Smith and Hull may be approved by the Holdings Compensation Committee if consolidated Realogy exceeds the above-target 2008 EBITDA performance level.

As Realogy President and Chief Executive Officer, Mr. Smith may recommend to the Holdings Compensation Committee that bonus payments for the named executive officers, other than his own, based on individual performance provided the aggregate funding is not exceeded. Executive Officer bonus payments must be approved by the Holdings Corporation Compensation Committee prior to any payments being made.

Management Equity Investments. Pursuant to individual subscription agreements dated April 20, 2007, the named executive officers (other than Mr. Silverman), and certain other members of management made equity investments in Holdings through the purchase of Holdings common stock. This equity investment opportunity and the equity compensation awards described below are structured to incentivize management to generate substantial equity value and to participate with our investors in the increase in the value of the Company.

All of the named executive officers (other than Mr. Silverman), together with all other executive officers and certain other members of our management, made an investment in shares of Holdings common stock through a cash investment, the contribution of shares of Realogy common stock in lieu of receiving the Merger consideration, or a combination thereof. The named executive officers elected to invest all or substantially all of the net after-tax proceeds they received as Merger consideration for their Realogy options, restricted stock units and stock settled stock appreciation rights. The named executive officers (other than Mr. Silverman) were eligible to invest (and did invest) substantially all of their equity holdings in Realogy at the time of the Merger in Holdings common stock. In addition, Mr. Smith elected to purchase shares of Holdings common stock with the after-tax proceeds of the one-time $5 million investment bonus paid to him upon consummation of the Merger as partial consideration for his retention following the Merger. The purchase price of all of the Holdings equity was $10.00 per share.

The initial equity investments made by the named executive officers were as follows:

Name	No. of Shares of Holdings Common Stock Purchased (#)	Aggregate Equity Investment ($)
Richard A. Smith	830,000	8,300,000
Anthony E. Hull	200,000	2,000,000
Kevin J. Kelleher	160,000	1,600,000
Alexander E. Perriello, III	200,000	2,000,000
Bruce Zipf	160,000	1,600,000

All equity securities in Holdings purchased by the executives are subject to restrictions on transfer, repurchase rights and other limitations set forth in a security holders’ agreement. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

Management Stock Option Awards. On April 10, 2007, pursuant to individual stock option agreements, Holdings granted the named executive officers, as well as certain other management employees, options to purchase shares of Holdings common stock under the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The exercise price per share of Holdings common stock subject to the options granted to these individuals was equal to $10.00, the same purchase price paid by Apollo in the Merger. The options include both time vesting (tranche A) options and performance vesting (tranche B and tranche C) options. One-half of the options granted to the executives vest and become exercisable in five equal installments on each of the 12th, 24th, 36th, 48th and 60th month anniversaries of the consummation of the Merger (the tranche A options), and one-half of the options are performance vesting options, one half of which vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% (the tranche B options), and the remaining half of which vest upon the achievement of an internal rate of return of such funds of 25% (the tranche C options). The vesting performance thresholds were negotiated between Apollo and Mr. Smith, on behalf of management, and are consistent with rates of return that Apollo and its co-investors – and other private equity investors—expect to realize on their investments. The mix between time vested and performance-based options was arrived at through negotiation.

The option grants made to the named executive officers were as follows:

Name	No. of Options to Purchase Shares of Holdings Common Stock
Richard A. Smith	3,112,500
Anthony E. Hull	750,000
Kevin J. Kelleher	600,000
Alexander E. Perriello, III	750,000
Bruce Zipf	600,000

The number of options awarded to each of the named executive officers (and the other executive officers) was based upon a multiplier of 3.75 times the number of shares purchased under the subscription agreements.

Management Restricted Stock Awards. On April 10, 2007, pursuant to individual restricted stock agreements, Holdings granted each of the named executive officers (excluding Mr. Silverman) and certain other executive officers shares of Holdings restricted stock under the Stock Incentive Plan.

Each restricted stock award vests over time, one-half of the shares subject to each grant vesting 18 months following the date of the award, and the balance vesting 36 months following the date of the award.

The restricted stock awards were made to the named executive officers as follows:

Name	No. of Shares of Restricted Stock
Richard A. Smith	100,000
Anthony E. Hull	100,000
Kevin J. Kelleher	25,000
Alexander E. Perriello, III	50,000
Bruce Zipf	100,000

The number of shares of restricted stock awarded to each of the named executive officers was based upon organizational complexity and contribution to the Company’s results. Given their time vesting provisions, the restricted stock awards were viewed as a retention vehicle as well as a means of providing incentive compensation that could be achieved in the mid-term—over the 18 to 36 month time period, in contrast to annual incentive compensation or the portion of the options that vest annually over a five year period.

The Pre-Merger Holdings Board approved our equity incentive program, including its design and the value of awards granted to our officers and key employees. Equity awards were made on April 10, 2007, upon consummation of the Merger and in the case of compensation adjustments, promotions or new hires, from time to time during the year. Neither the Holdings Board nor the Holdings Compensation Committee has adopted any formal policy regarding the timing of any future equity awards.

Other Benefits and Perquisite Programs. Immediately following our separation from Cendant, executive officers and a number of key employees of the Company participated in programs that provide certain perquisites, including items such as access to Company automobiles for personal use, financial and tax planning, executive medical benefits and physical exams, first-class air travel and in the case of Messrs. Smith and Silverman, access to the Company’s aircraft for personal use. These programs were developed by Cendant and were adopted by the Company upon its separation from Cendant.

Since our separation, the Company has substantially curtailed these programs to reduce operating costs. Specifically, we terminated financial planning perquisites. Further, the Realogy Compensation Committee adopted a policy in December 2006 that limited use of corporate-owned aircraft (only Mr. Smith has access, subject to availability, for personal use and business use is limited to executive officers and subject to further limitations) and the Realogy Compensation Committee adopted a policy that limits first-class air travel for our employees. (Under the revised December 2006 policy, Mr. Silverman also had access to the corporate-owned aircraft for personal use, subject to availability; following his resignation as Chief Executive Officer, and the Company’s payment of his post-retirement benefits, Mr. Silverman use of the corporate-owned aircraft has continued to be subject to availability and Mr. Silverman must reimburse the Company for such use and may only have access to the Company’s aircraft when it is available.)

Our executive officers may participate in either our 401(k) plan or non-qualified deferred compensation plan. These plans have provided for a Company matching contribution of 100% of amounts contributed by the officer, subject to a maximum of 6% of eligible compensation—a level that had been established by Cendant and carried over when we separated from Cendant in 2006. In early 2008, we temporarily suspended the Company match under our 401(k) plan and temporarily froze the ability of new participants to obtain a Company match under our officers’ deferred compensation plan (or for existing participants to change elections). As and when the Company determines to re-introduce the Company match, it would expect the level of the match to be lower than the previous 6% level, to be more in line with companies of its size. None of our named executive officers participates in any defined benefit pension plan. Mr. Kelleher is our only executive officer that participates in a defined benefit pension plan (future accruals of benefits were frozen on October 31, 1999, though he still accrued service after such date for the purpose of eligibility for early retirement), and this participation relates to his former service with PHH Corporation.

Former Chief Executive Officer Post-Retirement Benefits. Under Mr. Silverman’s employment agreement, we agreed to assume from Cendant the obligation to provide Mr. Silverman with certain post-retirement benefits. At or about the time we executed our agreement with Apollo, and the Realogy Compensation Committee, with Apollo’s consent, approved an amendment to Mr. Silverman’s employment agreement in order to provide additional certainty to us regarding these post-retirement obligations and to ensure that the arrangement would comply with the new tax rules governing deferred compensation. As described under “Employment Agreements and Other Arrangements—Mr. Silverman,” Mr. Silverman was entitled to a lump sum payment equal to the net present value of the compensation payable under the Consulting Agreement described under “—Potential Payments Upon Termination or Change of Control—Mr. Silverman” and the Separation Benefits (other than office space with suitable clerical support and appropriate personal security when traveling on Realogy business as those benefits were to be provided during the term of the Consulting Agreement), with such lump sum payment capped at $50 million pursuant to the merger agreement with Apollo. On March 6, 2007, in accordance with Mr. Silverman’s employment agreement, the Realogy Compensation Committee determined that the net present value of the Separation Benefits were valued at approximately $54 million; however, the amount of the lump sum cash payment was capped at $50 million as previously agreed and deposited into a rabbi trust in March 2007 prior to consummation of the Merger. On November 13, 2007, the Realogy Board appointed our president, Mr. Smith, as the Company’s Chief Executive Officer, succeeding Mr. Silverman, in accordance with the Company’s previously announced succession plan. At the same time, Mr. Silverman was appointed non-executive chairman of the Realogy Board. As previously agreed, Mr. Silverman also was engaged as a consultant to us. On November 14, 2007, the trustee of the rabbi trust distributed $50 million to Mr. Silverman in accordance with the terms of the trust and Mr. Silverman’s employment agreement. In December 2007, we advised Mr. Silverman that in light of his services as non-executive chairman, the Company would no longer require his services as a consultant.

Severance Pay and Benefits upon Termination of Employment under Certain Circumstances. The employment agreements entered into with the named executive officers (other than Mr. Silverman) at the effective time of the Merger provide for severance pay and benefits under certain circumstances. The level of the severance pay and benefits is substantially consistent with the level of severance pay and benefits that those named executive officers were entitled to under the agreements they had with Realogy following its separation from Cendant but prior to the consummation of the Merger.

Severance pay—a multiple of the sum of annual base salary and target bonus—and welfare benefits are payable upon a termination without cause by the Company or a termination for good reason by the executive. The multiple for Mr. Smith, as the Chief Executive Officer, is 300%, for Mr. Hull, as the Chief Financial Officer, 200% and for the balance of the named executive officers, 100% (though in the case of such a termination of employment within 12 months following a Sale of the Company (as defined in the Stock Incentive Plan) or within 12 months of the Merger, their multiple is 200%). The higher multiples of base salary and target bonus payable to Mr. Smith and Hull are based upon Mr. Smith’s overall greater responsibilities for the performance of the Company, and Mr. Hull’s significant responsibilities as the Company’s Chief Financial Officer. Mr. Smith is our only officer who has tax reimbursement protection for “golden parachute excise taxes”—a benefit he had under his employment agreement that he entered into at the time of Realogy’s separation from Cendant.

The agreements also provide for severance pay—100% of annual base salary—and welfare benefits to each named executive officer in the event his employment is terminated by reason of death or disability. For more information, see “Potential Payments upon Termination or Change in Control.”

The Pre-Merger Holdings Board believed, and the Holdings Compensation Committee believes, the severance pay and benefits payable to the named executive officers under the foregoing circumstances aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect the value of Realogy and Holdings following a termination of an executive’s employment without cause or by the employee for good reason. In addition, we believe the provision of these contractual benefits will keep the executives focused on the operation and management of the business. As set forth above, the enhanced severance pay and benefits payable to Messrs. Kelleher, Perriello and Zipf in the event of a termination of employment within one year of the Merger or within 12 months of a Sale of the Company are substantially consistent with the contractual rights they had prior to the Merger.

Forfeiture of Awards in the event of Financial Restatement. The Company has not adopted a policy with respect to the forfeiture of equity incentive awards or bonuses in the event of a restatement of financial results, though each of the employment agreements with the named executive officers includes within the definition of termination for “cause”, an executive purposefully or negligently making (or being found to have made) a false certification to the Company pertaining to its financial statements.

Compensation Committee Report

The Holdings Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Holdings Compensation Committee recommended to the Realogy Board (and Holdings Board) that the Compensation Discussion and Analysis be included in this Annual Report.

DOMUS HOLDINGS CORP. COMPENSATION COMMITTEE

Marc E. Becker, Chairman M. Ali Rashid

Summary Compensation Table

The following table sets forth the compensation we provided in 2006 and 2007 to each chief executive officer who served in that capacity in 2007, our chief financial officer and the three other most highly compensated executive officers who were serving as executive officers at the end of 2007:

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Stock Option and Stock Appreciation Rights Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total ($)
Henry R. Silverman (1)	2007	1	—	—	—	—	—	50,125,814	50,125,815
Chairman of the Board and Chief Executive Officer	2006	1	—	—	—	—	—	59,839	59,840

Richard A. Smith (1)	2007	1,000,000	5,097,000	1,490,741	3,696,373	—	—	66,065	11,350,179
Chief Executive Officer and President	2006	842,837	97,000	3,958,665	2,919,796	—	—	83,153	7,901,451

Anthony E. Hull	2007	499,037	—	1,956,019	540,542	—	—	49,841	3,045,439
Executive Vice President, Chief Financial Officer and Treasurer	2006	439,846	500,000	1,505,798	108,888	—	—	66,431	2,620,963

Kevin J. Kelleher	2007	411,691	—	1,775,463	494,933	—	4,152	5,850	2,692,089
President and Chief Executive Officer of Cartus Corporation	2006	381,451	—	1,392,816	62,500	85,500	3,975	32,167	1,958,409

Alexander E. Perriello, III	2007	514,615	—	2,148,148	644,709	—	—	36,581	3,344,053
President and Chief Executive Officer, Realogy Franchise Group	2006	476,019	—	1,433,206	188,008	—	—	67,979	2,165,212

Bruce Zipf	2007	514,614	—	2,268,519	599,100	433,150	—	38,137	3,853,520
President and Chief Executive Officer, NRT	2006	478,461	—	1,258,958	136,864	93,322	—	44,121	2,011,726

(1)	From January 1, 2006 through July 31, 2006, the date of our separation from Cendant, Mr. Silverman provided substantially all of his business time providing services to Cendant and, on August 1, 2006, commenced providing substantially all of his business time providing services to us until his resignation as Chief Executive Officer on November 13, 2007. Mr. Smith succeeded Mr. Silverman as the Company’s Chief Executive Officer, effective November 13, 2007 pursuant to the Company’s previously announced succession plan. Each of the other named executive officers provided substantially all of his business time providing services to us for the entire 2006 and 2007 years. Unless otherwise noted, compensation we provided to Mr. Silverman set forth in each of the tables below relates to compensation, benefits and perquisites earned or received as Realogy’s chief executive officer from August 1, 2006 through November 13, 2007 and the compensation, benefits and perquisites we provided to each of our other named executive officers relates to compensation provided by us or Cendant during the entire 2006 and 2007 years. Compensation, benefits and perquisites provided by Cendant in 2006 to Mr. Silverman as its chief executive officer through July 31, 2006 is available in the public filings of Avis Budget Group.
(2)	The following are the annual rates of base salary paid to each named executive officer as of December 31, 2007: Mr. Smith, $1,000,000; Mr. Hull, $525,000; Mr. Kelleher, $416,000; Mr. Perriello, $520,000; and Mr. Zipf, $520,000.
(3)	In April 2007, pursuant to his employment agreement and in partial consideration for his retention following the Merger, Mr. Smith received a one-time $5 million investment bonus in connection with the consummation of the Merger, the after-tax amount ($2,682,500) of which he elected to invest in shares of Holdings common stock. For Mr. Smith was also paid a bonus of $97,000 paid in each of January 2007 and January 2008 that he was required to use to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. The payment to Mr. Hull reflects a special discretionary success bonus of $500,000 paid in August 2006 principally relating to Mr. Hull’s efforts in connection with the Cendant separation transactions.
(4)

Each named executive officer, other than Mr. Silverman, received a grant of restricted stock units relating to our common stock upon our separation from Cendant in 2006 and a grant of Holdings restricted stock in connection with the consummation of the Merger in 2007. The amounts set forth in this column with respect to 2006 reflect both our expenses accrued during 2006 in connection with the 2006 equity grant of Realogy restricted stock units and our expense accrued in connection with the equitable adjustment of Cendant awards outstanding at July 31, 2006 into restricted stock units of Realogy, Wyndham Worldwide and Avis Budget Group (and the accelerated vesting of all of those units on August 15, 2006). The amounts set forth in this column with respect to 2007 reflect both our expenses accrued during 2007 in connection with the acceleration of the 2006 equity grant of Realogy restricted stock and expenses accrued during 2007 in connection with the 2007 equity grant of Holdings restricted stock. The assumptions we used in determining the value of these amounts under FAS 123(R) are described in Note 13 “Stock-Based Compensation” to our consolidated and combined financial statements included elsewhere in this Annual Report. The following table sets forth additional information about these amounts:

Name	Year	SFAS 123 RSU or Restricted Stock Expense for Realogy and Holdings Awards ($)	SFAS 123 RSU Expense For Cendant Awards ($)	Accelerated Vesting RSU Expense for Cendant Awards ($)	Equitable Conversion RSU Expense for Cendant Awards ($)	Total ($)
Henry R. Silverman	2007	—	—	—	—	—
	2006	—	—	—	—	—

Richard A. Smith	2007	1,490,741	—	—	—	1,490,741
	2006	250,000	795,828	2,856,656	56,181	3,958,665

Anthony E. Hull	2007	1,956,019	—	—	—	1,956,019
	2006	409,722	323,485	758,490	14,101	1,505,798

Kevin J. Kelleher	2007	1,775,463	—	—	—	1,775,463
	2006	409,722	294,755	674,842	13,497	1,392,816

Alexander E. Perriello, III	2007	2,148,148	—	—	—	2,148,148
	2006	472,222	278,678	669,181	13,125	1,433,206

Bruce Zipf	2007	2,268,519	—	—	—	2,268,519
	2006	472,222	250,808	525,593	10,335	1,258,958

(5)	Each named executive officer, other than Mr. Silverman, received a grant of Realogy stock-settled stock appreciation rights relating to our common stock upon our separation from Cendant in 2006 and Holdings non-qualified stock options in connection with the consummation of the Merger in 2007. The amounts set forth in this column with respect to 2006 reflect both our expense accrued during 2006 in connection with the 2006 initial equity grant of Realogy stock-settled stock appreciation rights and our expense in connection with the equitable adjustment of the Cendant stock options outstanding at July 31, 2006 into stock options of Realogy, Wyndham Worldwide and Avis Budget Group and, in the case of Mr. Hull, our expense accrued upon the accelerated vesting of stock options of Realogy, Wyndham Worldwide and Avis Budget Group on August 15, 2006 (the options held by all other named executive officers in 2006 having been fully vested prior to 2006). The amounts set forth in this column with respect to 2007 reflect both our expense accrued during 2007 in connection with the acceleration of the 2006 equity grant of Realogy stock-settled stock appreciation rights and our expense during 2007 in connection with the 2007 equity grant of Holdings non-qualified stock options. This column does not include Holdings non-qualified stock options that were issued to Mr. Silverman in November 2007 in his capacity as non-executive chairman. The assumptions we used in determining the value of these amounts under FAS 123(R) are described in Note 13 “Stock-Based Compensation” to our consolidated and combined financial statements included elsewhere in this Annual Report. The following table sets forth additional information about these amounts:

Name	Year	SFAS 123 SAR and Option Expense for Realogy and Holdings Awards ($)	SFAS 123 Option Expense For Cendant Awards ($)	Accelerated Vesting SAR Expense for Cendant ($)	Equitable Conversion Option Expense for Cendant ($)	Total ($)
Henry R. Silverman	2007	—	—	—	—	—
	2006	—	—	—	—	—

Richard A. Smith	2007	3,696,373	—	—	—	3,696,373
	2006	750,000	—	—	2,169,796	2,919,796

Anthony E. Hull	2007	540,542	—	—	—	540,542
	2006	62,500	10,937	28,696	6,755	108,888

Kevin J. Kelleher	2007	494,933	—	—	—	494,933
	2006	62,500	—	—	—	62,500

Alexander E. Perriello, III	2007	644,709	—	—	—	644,709
	2006	83,333	—	—	104,675	188,008

Bruce Zipf	2007	599,100	—	—	—	599,100
	2006	83,333	—	—	53,531	136,864

Neither the Summary Compensation Table nor the above table includes the expense accrued by Cendant during 2006 with respect to the equitable adjustment of the Cendant stock options held by Mr. Silverman at July 31, 2006, which were equitably adjusted into stock options of Realogy, Wyndham Worldwide and Avis Budget.

(6)

With respect to each of 2006 and 2007, each named executive officer, other than Mr. Silverman, was eligible to receive an annual bonus. During 2006, 50% of the eligible bonus was determined based upon Cendant performance and, with respect to the business unit chief executive officers, business unit goals, over the period commencing January 1, 2006 and ending on June 30, 2006, and the remaining 50% of the eligible bonus was determined based upon Company performance and, with respect to the business unit chief executive officers, business unit goals, over the period commencing July 1, 2006 and ending December 31, 2006. The Realogy Compensation Committee in March 2007 approved payment of a bonus in respect of 2006 to Messrs. Zipf and Kelleher based upon the achievement of certain business unit milestones notwithstanding that the Cendant and Realogy corporate performance targets were not achieved, With respect to 2007, each named executive officer, other than Mr. Silverman, was eligible for to receive a similar annual bonus based upon similar performance criteria as those in place for the second half of 2006. The Holdings Compensation Committee in March 2008 approved a bonus payment in respect of 2007 to Mr. Zipf, based upon the achievement of certain business unit performance milestones but after exercising negative discretion relating to certain events in one of the NRT operating companies.

(7)	None of our named executive officer (other than Mr. Kelleher) is a participant in any defined benefit pension arrangement. With respect to Mr. Kelleher, the amounts in this column reflect the aggregate change in the actuarial present value of the accumulated benefit under the Realogy Pension Plan from December 31, 2006 to December 31, 2007. Future accruals of benefits were frozen on October 31, 1999, though Mr. Kelleher still accrued service after such date for the purpose of eligibility for early retirement), and his participation relates to his former service with PHH Corporation. See “— Realogy Pension Benefits” for additional information regarding the benefits accrued for Mr. Kelleher and Note 10 “Employee Benefit Plans—Defined Benefit Pension Plan in the Notes to Consolidated and Combined Financial Statements included elsewhere in this Annual Report for more information regarding the calculation of our pension costs.

(8)	Set forth in the table below is information regarding other compensation paid or provided in 2006 and 2007 to our named executive officers.

All Other Compensation

Name	Year	Payment Upon Termination of Employment ($)(a)	Perquisites and Other Personal Benefits ($)(b)	Tax Reimbursement ($)(c)	Company Contributions to Defined Contribution Plans ($)(d)	Total ($)
Henry R. Silverman	2007	50,000,000	125,814	—	—	50,125,814
	2006	—	29,282	95	30,462	59,839

Richard A. Smith	2007	—	44,243	13,745	8,077	66,065
	2006	—	47,777	10,091	25,285	83,153

Anthony E. Hull	2007	—	16,340	3,559	29,942	49,841
	2006	—	25,620	14,420	26,391	66,431

Kevin J. Kelleher	2007	—	720	—	5,130	5,850
	2006	—	25,908	6,259	—	32,167

Alexander E. Perriello, III	2007	—	21,296	4,970	10,315	36,581
	2006	—	21,460	17,958	28,561	67,979

Bruce Zipf	2007	—	17,024	2,160	18,953	38,137
	2006	—	23,626	1,696	18,799	44,121

(a)	As described under “Employment Agreements and Other Arrangements—Mr. Silverman,” Mr. Silverman was entitled to a lump sum payment equal to the net present value of the compensation payable under the Consulting Agreement and the Separation Benefits (other than office space with suitable clerical support and appropriate personal security when traveling on Realogy business as those benefits were to be provided during the term of the Consulting Agreement, with such lump sum payment capped at $50 million pursuant to the merger agreement with Apollo. On March 6, 2007, in accordance with Mr. Silverman’s employment agreement, the Realogy Compensation Committee determined that the net present value of the Separation Benefits were valued at approximately $54 million; however, the amount of the lump sum cash payment was capped at $50 million as previously agreed and deposited into a rabbi trust in March 2007 prior to consummation of the Merger. On November 14, 2007, the day following Mr. Silverman’s resignation as Chief Executive Officer, the $50 million was distributed by the trustee of the rabbi trust to Mr. Silverman in accordance with the terms of the rabbi trust and Mr. Silverman’s employment agreement.
(b)	Set forth in the table below is information regarding perquisites and other personal benefits paid or provided to our named executive officers.
(c)	Amount reflects tax-assistance cash payments to cover tax amounts imputed on automobile, financial planning and/or other perquisites.
(d)	Reflects Company matching contributions to our qualified 401(k) plan and/or our non-qualified deferred compensation plan, including, where applicable, Company matching contributions relating to earned 2006 and 2007 annual bonuses paid during the first quarter of 2007 and 2008, respectively.

Perquisites and Other Personal Benefits

Name	Year	Company Automobile ($)	Driver ($)	Financial Planning Services ($)	Executive Medical Benefits ($)	Personal Use of Corporate Aircraft ($)	Club Membership ($)	Total ($)
Henry R. Silverman	2007 2006	33,436 13,936	13,577 5,143	— —	4,800 2,000	74,001 8,203	— —	125,814 29,282

Richard A. Smith(1)	2007 2006	17,783 17,660	— —	— —	720 2,800	23,990 26,317	1,750 1,000	44,243 47,777

Anthony E. Hull	2007 2006	15,620 15,620	— —	— 9,250	720 750	— —	— —	16,340 25,620

Kevin J. Kelleher	2007 2006	— 16,758	— —	— 8,430	720 720	— —	— —	720 25,908

Alexander E. Perriello, III	2007 2006	17,117 18,960	— —	— —	720 750	3,459 —	— 1,750	21,296 21,460

Bruce Zipf	2007 2006	13,250 12,750	— —	— 8,376	720 750	3,054 —	— 1,750	17,024 23,626

(1)	In addition to the amounts set forth in this table, Mr. Smith received a bonus in the amount of $97,000 in each of January 2007 and January 2008, the proceeds of which he was required to use to pay premiums on a personal life insurance policy. See Summary Compensation Table, above.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to restricted stock awards and stock-options granted during 2007 under the Stock Incentive Plan to each of our named executive officers, other than Mr. Silverman who did not receive any equity awards from us in 2007 in his role as a named executive officer, but Mr. Silverman was granted options on November 13, 2007 in connection with his appointment as Non-Executive Chairman as described below under “Director Compensation—Post-Merger”:

Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or base Price of Option Awards ($/$H)	Grant Date Fair Value of Stock and Option Awards ($)
Richard A. Smith	April 10, 2007		1,556,250		100,000	1,556,250	10.00	12,306,156
Anthony E. Hull	April 10, 2007		375,000		100,000	375,000	10.00	3,724,375
Kevin J. Kelleher	April 10, 2007		300,000		25,000	300,000	10.00	2,429,500
Alexander E. Perriello, III	April 10, 2007		375,000		50,000	375,000	10.00	3,224,375
Bruce Zipf	April 10, 2007		300,000		100,000	300,000	10.00	3,179,500

(1)	Represents tranche B and tranche C options (each tranche representing one-half of the target amount) that vest upon the realization of investor internal rates of return. The tranche B options vest upon a 20% Investor IRR and the tranche C options vest upon a 25% Investor IRR (“IRR”).
(2)	For each of the named executive officers listed in the table, consist of time-vested restricted stock awards. One half of the award vest 18 months following the date of grant and the other half vest 36 months following the date of grant. The vesting accelerates in full upon a Sale of the Company.
(3)	Represents tranche A options, which vest at the rate of 20% per year on the first five anniversaries of the grant date. Tranche A options become fully vested upon a Sale of the Company, subject to the proceeds paid in the sale with respect to the tranche A options being subject to recapture in the event of a termination of the named executive officer’s employment for cause or by the named executive officer without good reason within one year following the date of the Sale of the Company.

Stock Incentive Plan

In connection with the completion of the Merger, the Holdings adopted the Stock Incentive Plan and subsequently amended the Stock Incentive Plan in November 2007 to increase the increase the number of shares reserved thereunder from 15 to 20 million. The Stock Incentive Plan is administered by the board of directors of Holdings (both prior to and subsequent to the Merger) and the Holdings Compensation Committee. Awards granted under the Stock Incentive Plan may be nonqualified stock options, rights to purchase shares of Holdings Common Stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Holdings Common Stock. Awards may be granted under the Stock Incentive Plan only to persons who are employees, consultants or directors of Holdings or any of its subsidiaries on the date of the grant.

All of the shares of Holdings common stock purchased by management as well as the restricted stock awards and stock options granted to management (including board members) are subject to the Stock Incentive Plan. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” of this Annual Report for information on the awards outstanding under the Stock Incentive Plan at December 31, 2007.

Options issued under the Stock Incentive Plan must have an exercise price determined by the Holdings Compensation Committee and set forth in an Option Agreement. In no event, however, may the exercise price be less than the fair market value of a share of Holdings Common Stock on the date of grant. The Holdings Compensation Committee, in its sole discretion, will determine whether and to what extent any Options are subject to vesting based upon the optionee’s continued service to, the Holdings performance of duties for, Holdings and it subsidiaries, or upon any other basis.

In the event of a merger, consolidation, acquisition of property or shares, stock rights offering, liquidation, disaffiliation or similar event affect Holdings or any of its subsidiaries (each, a “Corporate Transaction”), the Holdings Compensation Committee of the Holdings Board may in its discretion make such substitutions or adjustments as it deems appropriate and equitable to: (a) the aggregate number and kind of share of Holdings Common Stock or other securities, (b) the number and kind of shares of Holdings Common Stock or other securities subject to outstanding awards, (c) performance metrics and targets underlying outstanding awards and (d) the option price of outstanding options. In the case of Corporate Transactions, such adjustments may include, without limitation, (a) the cancellation of outstanding equity securities issued under the Stock Incentive Plan in exchange for payments of cash, property or a combination thereof having an aggregate value equal to the value of such equity securities, as determined by the Holdings Compensation Committee or the Holdings Board in its sole discretion and (b) the substitution of other property (including, without limitation, cash or other securities of Holdings and securities of entities other than Holdings for the shares of Holdings Common Stock subject to outstanding equity securities.

Upon (i) the consummation of certain sales of Holdings or (ii) any transactions or series of related transactions in which Apollo sells at least 50% of the shares of Holdings Common Stock directly or indirectly acquired by it and at least 50% of the aggregate of all investor investments (a “Realization Event”), subject to any provisions of the award agreements to the contrary with respect to certain sales of Holdings, Holdings may purchase each outstanding vested and/or unvested option for a per share amount equal to (a) the amount per share received in respect of the shares of Holdings Common Stock sold in such transaction constituting the Realization Event, less (b) the option price thereof.

The Stock Incentive Plan will terminate on the tenth anniversary of the date of its adoption by the Holdings Board, or April 10, 2017.

Outstanding Equity Awards at Fiscal Year End

The following two tables set forth outstanding Holdings equity awards as of December 31, 2007 held by our named executive officers. We believe the fair market value of Holdings common stock as of December 31, 2007 was $8.09 per share, which price is reflected in the table immediately below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/ SARs (#) Unexer- cisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#)(2)	Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Henry R. Silverman (3)		2,500,000	2,500,000	10.00	November 12, 2017	—	—	—	—
Richard A. Smith	—	1,556,250	1,556,250	10.00	April 9, 2017	100,000	809,000	—	—
Anthony E. Hull	—	375,000	375,000	10.00	April 9, 2017	100,000	809,000	—	—
Kevin J. Kelleher	—	300,000	300,000	10.00	April 9, 2017	25,000	202,250	—	—
Alexander E. Perriello, III.	—	375,000	375,000	10.00	April 9, 2017	50,000	404,500	—	—
Bruce Zipf	—	300,000	300,000	10.00	April 9, 2017	100,000	809,000	—	—

(1)	Represents tranche A Options.
(2)	Tranche B and tranche C Options
(3)	Mr. Silverman’s options were issued in his capacity as non-executive chairman and not as a named executive officer.

The following table sets forth outstanding equity awards (consisting solely of stock options of Avis Budget Group and Wyndham Worldwide) as of December 31, 2007 held by our named executive officers that were issued (or in the case of Avis Budget Group equity awards, adjusted) as part of the equitable adjustment of outstanding Cendant equity awards at the date of our separation from Cendant made pursuant to the terms of the Separation Agreement. Except for tax withholding and related liabilities, the awards relating to Wyndham Worldwide common stock are liabilities of Wyndham Worldwide, and the awards relating to Avis Budget Group common stock are liabilities of Avis Budget Group. All of these stock options are fully exercisable. Avis Budget Group awards also reflect an adjustment in connection with a one-for-ten reverse stock split.

Name	Issuer	Number of Securities Underlying Unexercised Options (#) Exercisable	Exercise Price ($)	Option Expiration Date
Henry R. Silverman	Avis Budget	312,747	25.71	April 21, 2009
	Avis Budget	312,747	31.79	January 13, 2010
	Avis Budget	450,494	13.54	January 3, 2011
	Wyndham Worldwide	625,493	37.56	April 21, 2009
	Wyndham Worldwide	625,494	46.44	January 13, 2010
	Wyndham Worldwide	1,250,986	19.78	January 3, 2011

Richard A. Smith	Avis Budget	62,549	25.71	April 21, 2009
	Avis Budget	28,147	31.79	January 13, 2010
	Avis Budget	26,063	27.40	January 22, 2012
	Wyndham Worldwide	60,868	25.77	January 27, 2008
	Wyndham Worldwide	52,124	20.62	October 14, 2008
	Wyndham Worldwide	125,098	37.56	April 21, 2009
	Wyndham Worldwide	56,294	46.44	January 13, 2010
	Wyndham Worldwide	208,498	19.78	January 3, 2011
	Wyndham Worldwide	52,124	40.03	January 22, 2012

Anthony E. Hull	Avis Budget	988	28.34	October 15, 2013
	Wyndham Worldwide	1,976	41.40	October 15, 2013

Kevin J. Kelleher	Avis Budget	15,637	25.71	April 21, 2009
	Avis Budget	7,297	31.79	January 13, 2010
	Avis Budget	12,009	27.40	January 22, 2012
	Wyndham Worldwide	6,072	27.77	January 27, 2008
	Wyndham Worldwide	31,274	37.56	April 21, 2009
	Wyndham Worldwide	14,594	46.44	January 13, 2010
	Wyndham Worldwide	24,018	40.03	January 22, 2012

Alexander E. Perriello, III	Avis Budget	10,425	25.71	April 21, 2009
	Avis Budget	4,691	31.79	January 13, 2010
	Avis Budget	6,005	27.40	January 22, 2012
	Wyndham Worldwide	20,849	37.56	April 21, 2009
	Wyndham Worldwide	9,382	46.44	January 13, 2010
	Wyndham Worldwide	12,009	40.03	January 22, 2012

Bruce Zipf	Avis Budget	4,014	26.87	January 2, 2011
	Avis Budget	5,212	26.87	April 17, 2012
	Wyndham Worldwide	8,027	39.25	January 2, 2011
	Wyndham Worldwide	10,424	39.25	April 17, 2012

Option Exercises and Stock Vested

The following table includes certain information relating to Realogy options and stock settled stock appreciation rights exercised by our named executive officers during 2007 and Realogy restricted stock units held by named executive officers that vested during 2007.

	Option/SAR Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)(2)	Value Realized on Exercise ($)(1)(2)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(3)
Henry R. Silverman	3,335,512	39,360,716	—	—
Richard A. Smith	995,916	8,747,130	76,628	2,298,840
Anthony E. Hull	41,576	162,146	81,417	2,442,510
Kevin J. Kelleher	88,259	311,049	81,417	2,442,510
Alexander E. Perriello, III	81,495	261,751	95,785	2,873,550
Bruce Zipf	78,497	227,165	95,785	2,873,550

(1)	Represents the aggregate number of Realogy options and/or stock-settled stock appreciation rights that had an exercise price below the $30.00 per share merger consideration, which were held by each named executive officer immediately prior to consummation of the Merger and the gross Merger proceeds realized by each named executive officer from the cancellation of such equity in the merger, based upon the difference between the per share merger consideration and the exercise price of the respective options and/or stock-settled stock appreciation rights. Substantially all such proceeds were reinvested in shares of Holdings common stock by each of the named executive officers other than Mr. Silverman.
(2)	Includes Realogy options issued upon equitable adjustment of outstanding Cendant stock options and the Merger consideration received for cancellation of such options, as follows: Mr. Silverman—100% of the Number of Shares Acquired on Exercise and Value Realized on Exercise and Messrs. Smith, Hull, Kelleher, Perriello and Zipf—86%; 0%; 48%; 17%; and 5%, respectively, of the Number of Shares Acquired on Exercise and Value Realized on Exercise.
(3)	Represents the aggregate number of Realogy restricted stock units that were held by each named executive officer (other than Mr. Silverman, who was not eligible to receive Realogy equity grants following Realogy’s separation from Cendant in July 2006) immediately prior to consummation of the Merger and the gross Merger proceeds realized by each named executive officer from the cancellation of such equity in the Merger, based upon the $30 per share consideration. Substantially all of such proceeds were reinvested in shares of Holdings common stock by each such named executive officer.

The following table includes certain information relating to Wyndham Worldwide and Avis Budget Group options exercised by certain of our named executive officers during 2007. There were no outstanding stock awards of Wyndham Worldwide or Avis Budget Group held by any named executive officer during 2007 as all outstanding awards issued upon equitable adjustment of Cendant outstanding restricted stock awards vested on August 15, 2006.

	Avis Budget Group Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Henry R. Silverman	1,220,042	8,509,922
Richard A. Smith	206,647	2,861,464

	Wyndham Worldwide Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Henry R. Silverman	791,929	11,914,639
Richard A. Smith	91,803	898,492

Realogy Pension Benefits

Prior to our separation from Cendant, Cendant sponsored and maintained the Cendant Corporation Pension Plan (the “Cendant Pension Plan”), which was a “defined benefit” employee pension plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Cendant Pension Plan was a successor plan to the PHH Corporation Pension Plan (the “Former PHH Pension Plan”) pursuant to a transaction whereby Cendant caused a number of defined benefit pension plans to become consolidated into a single plan. A number of our employees are entitled to benefits under the Cendant Pension Plan pursuant to their prior participation in the Former PHH Pension Plan as well as subsequent participation in the Cendant Pension Plan. During 1999, the Former PHH Pension Plan was frozen and curtailed, other than for certain employees who attained certain age and service requirements.

In connection with our separation, Cendant and Realogy agreed to separate the Cendant Pension Plan into two plans. We adopted a new defined benefit employee pension plan, named the Realogy Corporation Pension Plan, which is identical in all material respects to the Cendant Pension Plan (the “Realogy Pension Plan”). Also effective upon the separation, the Realogy Pension Plan assumed all liabilities and obligations under the Cendant Pension Plan which related to the Former PHH Pension Plan. We also assumed any supplemental pension obligations accrued by any participant of the Cendant Pension Plan which related to the Former PHH Pension Plan. Our employees who were not participants in the Cendant Pension Plan will not be participants in the Realogy Pension Plan. As the time of the separation, only approximately 363 of our employees were participants in the Cendant Pension Plan.

Of those employees participating in the Cendant Pension Plan at the time of the separation, approximately 345 were no longer accruing additional benefits (other than their right to attain early retirement subsidies) and approximately 17 continued to accrue additional benefits. All of our other employees were not participants in the Cendant Pension Plan.

In consideration of the Realogy Pension Plan accepting and assuming the liabilities and obligations described above under the Cendant Pension Plan, Cendant caused the Cendant Pension Plan to make a direct transfer of a portion of its assets to the Realogy Pension Plan. The value of the assets transferred from the Cendant Pension Plan to the Realogy Pension Plan was proportional to the liabilities assumed by the Realogy Pension Plan, and such value was determined based upon applicable law, including under ERISA and IRS regulations.

Mr. Kelleher is the only named executive officer who participates in the Realogy Pension Plan and his participation in the Cendant Pension Plan was frozen on October 31, 1999 and as of that date he no longer accrued additional benefits (other than his right to attain early retirement subsidies) under the Cendant Pension Plan or the Realogy Pension Plan.

The following table sets forth information relating to Mr. Kelleher’s participation in the Realogy Pension Plan.

Name	Plan Name	Number of Years of Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kevin J. Kelleher	Realogy Pension Plan	23	269,498	—

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us (or Cendant) for Mr. Kelleher through December 31, 2007.
(2)	The valuations included in this column have been calculated as of December 31, 2007 assuming Mr. Kelleher will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 10, “Employee Benefit Plans—Defined Benefit Pension Plan.”

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to named executive officers deferred compensation during 2007:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(c)	Aggregate Withdrawal/ Distributions ($)	Aggregate Balance at Last FYE ($)
Henry R. Silverman	—	—	652,400	17,872,013	—
Richard A. Smith	8,077	8,077	360,770	4,944,947	—
Anthony E. Hull	29,942	29,942	7,751	369,750	46,671
Kevin J. Kelleher	8,550	5,130	20,794	493,173	—
Alexander E. Perriello, III	13,462	8,077	17,238	894,309	—
Bruce Zipf	5,599	5,599	4,497	87,262	—

All amounts are deferred under the Company’s Officer Deferred Compensation Plan (the “Realogy Deferral Plan”). Amounts in the above table reflect activity during calendar year 2007 under the Realogy Deferral Plan. All deferred amounts as of the date of consummation of the Merger were distributed in a single lump sum following the Merger as it constituted a change in control of our Company. Information pertaining to Mr. Smith includes the value of restricted stock units that would have otherwise become payable to him upon scheduled vesting dates but which were deferred in accordance with pre-established deferral elections until their distribution in April 2007. Pursuant to equitable adjustment transactions approved by Cendant, Mr. Smith’s deferred restricted stock units relate to Realogy, Wyndham Worldwide and Avis Budget Group common stock (49,866, 39,891 and 1,995 deferred stock units, respectively). Upon the consummation of the Merger, the Realogy deferred restricted stock units were paid out in cash based upon the $30 per share Merger consideration and the deferred restricted stock units of Wyndham Worldwide and Avis Budget Group were paid out in shares of those companies. Other than deferred restricted stock units, amounts under the Realogy Deferral Plan are funded in a rabbi trust. Participants under the Realogy Deferral Plan may elect to receive the distribution of their accounts, pursuant to pre-established deferral elections, upon their separation of service or upon a certain date. In addition, the Company provides matching contributions under the Realogy Deferral Plan.

Employment Agreements and Other Arrangements

Mr. Silverman. On December 15, 2006, we entered into an employment agreement, effective as of the date of our separation from Cendant, with Mr. Henry R. Silverman, to serve as our Chairman and Chief Executive Officer through December 31, 2007 (subject to earlier termination under the terms of the employment agreement) Under the terms of the employment agreement, Mr. Silverman provided employment services to Realogy for cash compensation equal to $1.00 per year and was not eligible to receive any new equity grants or incentive compensation awards, but continued to be eligible to receive employee benefits and officer perquisites. The agreement provided Mr. Silverman with certain post-separation benefits, on terms and conditions which are substantially identical to the terms and conditions of the post-separation benefits provided for under his prior employment agreement with Cendant (the “Separation Benefits”). In particular, the agreement provided, beginning with the date on which Mr. Silverman ceases to be employed by us, the following Separation Benefits for the remainder of Mr. Silverman’s life: health and welfare benefits coverage; office space with suitable clerical support; access to corporate aircraft and access to a Company provided car and driver and appropriate personal security when traveling on Realogy business. Under the employment agreement, beginning with Mr. Silverman’s retirement at the end of 2007, Mr. Silverman agreed to perform consulting services for us for a period of five years following his retirement and we agreed to assume Cendant’s obligation to provide Mr. Silverman with consulting fees of approximately $98,000 per month for his services (adjusted annually for increases in the Consumer Price Index). Under the consulting arrangement (the “Consulting Arrangement”), Mr. Silverman is required to perform services as reasonably requested by our Chief Executive Officer, but not more than 90 days in any calendar year and subject to Mr. Silverman’s reasonable availability.

In connection with the Merger, on December 15, 2006, the Realogy Compensation Committee authorized Realogy to enter into a letter agreement with Mr. Silverman regarding the parties’ obligations with respect to the Separation Benefits (including consulting payments). The letter agreement provided for a payment to Mr. Silverman in an amount representing the net value of the Separation Benefits and the consulting payments, which would be paid in lieu of his receiving the Separation Benefits and consulting payments during the time periods provided for in the employment agreement. Under the employment agreement Realogy was required to deposit the lump sum amount referred to below into a rabbi trust within 15 days following the occurrence of a potential change in control (e.g., the execution of the merger agreement). Under the letter agreement this amount could be deposited into a rabbi trust no later than the consummation of a change in control (e.g., no later than the consummation of the Merger). The letter agreement provided that, upon a Qualifying Termination (as defined in the employment agreement), Mr. Silverman would receive a lump sum cash payment in an amount representing the net present value of the Separation Benefits (excluding the office space and personal security described above) and the consulting payments described above no later than one business day following the date of the Qualifying Termination (or, if later, on the earliest day permitted under Section 409A of the Internal Revenue Code). That payment would be in lieu of receiving Separation Benefits and consulting payments during the time periods provided for in the employment agreement.

At Apollo’s request, in connection with the signing of the merger agreement, Mr. Silverman agreed that the amount of the lump sum cash payment would not exceed $50 million. On March 6, 2007, in accordance with the terms of Mr. Silverman’s employment agreement, the Realogy Compensation Committee determined that the net present value of the Separation Benefits were valued at approximately $54 million, however, the amount of the lump sum cash payment will be capped at $50 million as previously agreed. Beginning on the date of a Qualifying Termination, Mr. Silverman will perform consulting services under the Consulting Arrangement for no additional compensation. During the consulting period, we will provide Mr. Silverman office space with suitable clerical support and appropriate personal security when traveling on Realogy business, as such benefits were not included in the settlement of the Separation Benefits. On March 30, 2007, the $50 million was transferred into a rabbi trust. On November 13, 2007, the Realogy Board appointed Mr. Smith, as the Company’s Chief Executive Officer, succeeding Mr. Silverman, in accordance with the Company’s previously announced succession plan. At the same time, Mr. Silverman was appointed non-executive chairman of the Realogy Board. As previously agreed, Mr. Silverman also was engaged as a consultant to us. In December 2007, we advised Mr. Silverman that in light of his services as non-executive chairman, the Company would no longer require his services as a consultant.

In accordance with the terms of Mr. Silverman’s existing employment agreement and the rabbi trust to which he and the Company were parties, on November 14, 2007, the trustee distributed $50 million (less withholding taxes) to Mr. Silverman, representing the net value of Separation Benefits and consulting payments that he would otherwise have received during the time periods provided for in his employment agreement (subject to a $50 million cap).

Mr. Smith. On April 10, 2007, we entered into a new employment agreement with Mr. Smith, with a five-year term commencing as of the effective time of the Merger (unless earlier terminated), subject to automatic extension for an additional year unless either party provides notice of non-renewal. This employment agreement supersedes any prior employment agreements that we entered into with Mr. Smith. Pursuant to the agreement, Mr. Smith serves as our President. In addition, Mr. Smith has served as our Chief Executive Officer since November 13, 2007. Mr. Smith is entitled to the base salary of $1 million (the base salary in effect for him as of immediately prior to the effective time of the Merger), may participate in employee benefit plans generally available to our executive officers, and he is eligible to receive an annual bonus award with a target amount equal to 200% of his annual base salary, subject to the attainment of performance goals and his continued employment with us on the last day of the applicable bonus year, as well as adjustments based on a merit review.

In connection with entering into his employment agreement and as partial consideration for his retention following the Merger, Mr. Smith received a one-time $5 million bonus in connection with the consummation of the Merger, the after-tax amount of which Mr. Smith elected to invest in shares of Holdings common stock. In connection with entering into the employment agreement, Mr. Smith made an investment in shares of Holdings common stock through a combination of cash investment (including the after tax proceeds referred to in the preceding sentence) and the contribution of shares of common stock of the Company, and Holdings granted Mr. Smith stock options and restricted stock in respect of Holdings common stock, pursuant to the Stock Incentive Plan.

Messrs. Hull, Kelleher, Perriello and Zipf. On April 10, 2007, we entered into new employment agreements with each of Messrs. Hull, Kelleher, Perriello and Zipf (for purposes of this section, each, an “Executive”), with a five year term (unless earlier terminated) commencing as of the effective time of the Merger, subject to automatic extension for an additional year unless either party provides notice of non-renewal. Pursuant to these employment agreements, each of the Executives continues to serve in the same positions with us as they had served prior to the Merger. These employment agreements supersede any prior employment agreements that we entered into with each Executive. Messrs. Hull, Kelleher, Perriello and Zipf are entitled to the base salary in effect for them as of immediately prior to the effective time of the Merger, employee benefit plans generally available to our executive officers and are eligible for annual bonus awards with a target amount equal to the target bonus in effect for them as of the effective time of the Merger, which target is currently equal to 100% of each Executive’s annual base salary, subject to the attainment of performance goals and the Executive’s being employed with us on the last day of the applicable bonus year.

In connection with entering into their employment agreements, the Executives made an investment in shares of Holdings common stock through a cash investment, the contribution of shares of common stock of the Company, or a combination thereof, and Holdings granted to each Executive stock options and restricted stock in respect of Holdings common stock, pursuant to the Stock Incentive Plan. Each Executive invested substantially all of the proceeds he received in Merger consideration for the shares of Realogy common stock, stock options and restricted stock units held by him at the time of the Merger, and Mr. Hull also invested a portion of the proceeds he received from the payout under the Officers’ Deferred Compensation Plan.

Potential Payments upon Termination or Change in Control

The following summarizes the potential payments that may be made to our named executive officers (other than Mr. Silverman). Mr. Silverman’s resigned his employment in November 2007 and he received a payment upon such resignation that is included in the Summary Compensation Table under “All Other Compensation” and described under note (8) to that table, “—Employment Agreements and Other Arrangements—Mr. Silverman” and “—Compensation Discussion & Analysis—Executive Compensation Elements—Former Chief Executive Officer Post-Retirement Benefits.”

If Mr. Smith’s employment is terminated by us without “cause” or by Mr. Smith for “good reason,” subject to his execution and non-revocation of a general release of claims against us and our affiliates, he will be entitled to (1) a lump sum payment of his unpaid base salary and unpaid earned bonus and (2) an aggregate amount equal to 300% of the sum of his then-current annual base salary and his then-current target bonus, 50% of which will be paid thirty (30) business days after his termination of employment and the remaining portion of which will be paid in thirty-six (36) equal monthly installments following his termination of employment. If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans through the date on which Mr. Smith attains age 75, subject to his continued payment of the employee portion of the premiums for such coverage. Mr. Smith is subject to three-year post-termination non-competition and non-solicitation covenants and is entitled to be reimbursed by us for any “golden parachute” excise taxes, including taxes on any such reimbursement, subject to certain limitations described in his employment agreement.

Each of Messrs. Hull, Kelleher, Perriello and Zipf (also for purposes of this section, each, an “Executive”), Executive’s employment agreement provides that if his employment is terminated by us without “cause” or by the Executive for “good reason,” subject to his execution of a general release of claims against us and our affiliates, the Executive will be entitled to:

(1)	a lump sum payment of his unpaid annual base salary and unpaid earned bonus;

(2)	an aggregate amount equal to (x) if such termination occurs prior to April 10, 2008 or within 12 months after a Sale of the Company, 200% of the sum of his then-current annual base salary plus his then-current annual target bonus; or (y) if such termination occurs on or after April 10, 2008, 100% (200% in the case of Mr. Hull) of the sum of his then-current annual base salary plus his then-current annual target bonus Of such amount, 50% will be payable in a lump sum within 30 business days of the date of termination, and the remaining portion will be payable be paid in 12 (24 in the case of Mr. Hull) equal monthly installments following his termination of employment; and

(3)	from the period from the date of termination of employment to the earlier to occur of the second anniversary of such termination or the date on which the individual becomes eligible to participate in another employer’s medical and dental benefit plans, participation in the medical and dental benefit plans maintained by the Company for active employees, on the same terms and conditions as such active employees, as in effect from time to time during such period.

Each Executive is subject to a two-year post-termination non-competition covenant and three-year post-termination non-solicitation covenant.

The following table sets forth information regarding the value of potential termination payments and benefits our named executive officers would become entitled to receive upon their termination of employment from the Company under certain circumstances at December 31, 2007. We have valued the Holdings common stock at $8.09 per share as of December 31, 2007, the value ascribed to the common stock at November 13, 2007, in Footnote 13—”Stock-Based Compensation” to the Consolidated and Combined Financial Statements included elsewhere in this Annual Report, which value we believe also to be the fair value of the shares at December 31, 2007.

Name	Benefit	Termination without Cause or for Good Reason Prior to April 10, 2008 or within 12 months following a Sale of the Company (1)($)	Death ($)	Disability ($)
Richard A. Smith (2)	Severance Pay	9,000,000	1,000,000	1,000,000
	Health Care	58,501	19,500	19,500
	Equity Acceleration (3)	809,000	—	—

Anthony E. Hull	Severance Pay	2,100,000	525,000	525,000
	Health Care	39,001	19,500	19,500
	Equity Acceleration (3)	809,000	—	—

Kevin J. Kelleher	Severance Pay	1,664,000	416,000	416,000
	Health Care	27,161	13,580	13,580
	Equity Acceleration (3)	202,250	—	—

Alexander E. Perriello, III	Severance Pay	2,080,000	520,000	520,000
	Health Care	27,161	13,580	13,065
	Equity Acceleration (3)	404,500	—	—

Bruce Zipf	Severance Pay	2,080,000	520,000	520,000
	Health Care	27,161	13,065	13,065
	Equity Acceleration (3)	809,000	—	—

(1)

If such termination were to have occurred on or after April 10, 2008, and prior to a Sale of the Company the Severance Pay for each of Messrs. Kelleher, Perriello and Zipf would be equal to 100% rather than 200% of the sum of such individual’s then-current annual base salary plus his then-current annual target bonus—or one-half of the amount reflected under Severance Pay in the above table.
(2)	Mr. Smith has become entitled to receive health care benefits following his termination of employment for any reason. The value of such benefits is disclosed in each column of the table. These benefits are already vested to Mr. Smith and do not become vested by reason of any of the above-mentioned events.
(3)	The vesting of tranche A Options and restricted stock awards accelerate in full upon a Sale of the Company, provided, however, that in the event the individual terminates his employment without “good reason” or his employment is terminated for “cause” within one year of the Sale of the Company the individual would be required to remit to the Company the proceeds realized in the Sale of the Company for those tranche A Options, the vesting of which was accelerated due to the Sale of the Company. There is no value ascribed to the vesting of the tranche A Options because the option price exceeds the value of the December 31, 2007 share price.

Director Compensation

Pre-Merger. The following sets forth information concerning the compensation of our non-employee directors in 2007 from January 1, 2007 to April 10, 2007, the date of the Merger. Members of our board of directors who were also our employees did not receive any additional compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Martin E. Edelman	40,000	—	—	—	—	—	40,000
Kenneth Fisher	41,876	—	—	—	—	—	41,876
Cheryl D. Mills	41,250	—	—	—	—	—	41,250
Robert E. Nederlander	41,875	—	—	—	—	—	41,875
Robert W. Pittman	38,750	—	—	—	—	—	38,750
Robert F. Smith	46,750	—	—	—	—	—	46,750

(1)	The following chart provides further information on the fees we paid our non-employee directors prior to the April 10, 2007, the effective date of the Merger on an annualized basis.

Annual Director Retainer	$150,000
Board and Committee Meeting Attendance Fee	—
Audit Committee Chair	20,000
Audit Committee Member	10,000
Compensation Committee Chair	15,000
Compensation Committee Member	7,500
Corporate Governance Committee Chair	10,000
Corporate Governance Committee Member	5,000
Executive Committee Member	10,000

Each non-employee director was required to defer 50% of these fees (except Mr. Pittman who elected to defer 100% of his fees) in the form of deferred stock units relating to our common stock (“Stock Units”) pursuant to our Non-Employee Directors Deferred Compensation Plan (the “Director Plan”). The number of Stock Units so credited equaled the value of the compensation being paid in the form of Stock Units, divided by the fair market value of the common stock as of the close of business on the date on which the compensation would otherwise have been paid. Each Stock Unit entitles the director to receive one share of common stock following such director’s retirement or termination of service from our board of directors for any reason. The directors could not sell or receive value from any Stock Unit prior to such termination of service. On the date which was 200 days following the April 10, 2007 effective date of the Merger, each

Director received a one-time distribution of the balance of his or her Stock Unit account, including all amounts that had been deferred by each of the following Directors in connection with their service as a director of Cendant prior to the Separation: Messrs. Smith and Pittman, and Ms. Mills.

(2)	All amounts that had been deferred by our non-employee directors, together with all earnings thereon, were paid out in 2008 200 days following the consummation of the Merger (or in the case of Mr. Nederlander, a portion of his deferred compensation relating to service as a director of Cendant was paid out in March 2007 in accordance with an existing deferral election).

Post-Merger. From April 10, 2007 through December 31, 2007, none of our directors received compensation for their service as a director other than an option grant made to Mr. Silverman. In connection with Mr. Silverman’s appointment as non-executive chairman of the Company, on November 13, 2007, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share. The options include both time vesting (tranche A) options and performance vesting (tranche B and tranche C) options. In general, one-half of the options granted to Mr. Silverman vest and become exercisable in five equal installments on each of the 12th, 24th, 36th, 48th and 60th month anniversaries of September 1, 2007 (the tranche A options), and one-half of the options are performance vesting options, one half of which vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% (the tranche B options), and the remaining half of which vest upon the achievement of an internal rate of return of such funds of 25% (the tranche C options).

Effective as of February 4, 2008, the Holdings Board approved the following compensation to be payable on an annualized basis to directors who are “independent” as determined by the Holdings Board:

	Compensation
Annual Director Retainer	$150,000	(1)
Board and Committee Meeting Attendance Fee	—
Audit Committee Chair	10,000
Compensation Committee Chair	10,000
Audit or Compensation Committee Member	5,000

(1)	Of such amount, $90,000 is payable pursuant to a grant of restricted shares of common stock of Holdings based upon the fair market value of the common stock on the date of grant, provided that in connection with an initial grant made in the first quarter of 2008, the common stock shall be valued at $10.00 per share. The vesting of the restricted stock is identical to the vesting terms of the restricted stock awards granted to certain executive officers: namely, one half vests 18 months following the date of grant and the other half vests on the third anniversary of the grant date, subject to acceleration and vesting in full upon a Sale of the Company. The restricted stock award is granted on the date of the director’s appointment to the Holdings Board and on each anniversary thereafter, subject to the director’s continued service.

Newly appointed independent directors also receive on the date of their appointment a one-time grant of non-qualified options to purchase 50,000 shares of common stock of Holdings with an exercise price equal to the greater of $10.00 per share and the fair market value of the Holdings common stock on the date of grant. The options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to acceleration and vesting in full upon a Sale of the Company.

A director who serves on the Holdings Board does not receive any additional compensation for service on the board of directors of a subsidiary of Holdings, unless there shall be a committee of a subsidiary where there is not a corresponding committee of Holdings.

Ms. Hailey is compensated in accordance with the foregoing as an independent director of Realogy, Intermediate and Holdings, and was issued 9,000 shares of restricted stock and stock options to purchase 50,000 shares at $10.00 per share in accordance with the foregoing upon her appointment to the Holdings, Intermediate and Realogy Boards on February 4, 2008.

Compensation Committee Interlocks and Insider Participation

As disclosed in “—Compensation Discussion and Analysis—Company Background,” when Realogy was publicly traded, it had established the Realogy Compensation Committee. Shortly prior to the consummation of the Merger, Apollo, principally through the Pre-Merger Holdings Board, whose members then consisted of Apollo’s representatives, Messrs. Marc Becker and M. Ali Rashid, negotiated employment agreements and other arrangements with our named executive officers (other than Mr. Silverman). Upon consummation of the Merger and the delisting of its stock from the New York Stock Exchange, Realogy disbanded the Realogy Compensation Committee as it no longer needed a separate compensation committee, which had been required under the NYSE listing standards. Between April 10, 2007 and mid-February 2008, decisions relating to executive compensation were within the province of the Holdings Board and the Realogy Board, both of which were (and are) controlled by Apollo representatives. In February 2008, the Holdings Board established the Holdings Compensation Committee, whose members consist of Messrs. Becker and Rashid.

None of the directors who served on the Realogy Compensation Committee, the pre-Merger Holdings Board or the Holdings Compensation Committee has ever been one of our officers or employees. During 2007 none of the members of the Realogy Compensation Committee members or the Pre-Merger Holdings Board had any relationship that requires disclosure in this Annual Report as a transaction with a related person.

Mr. Smith, our current Chief Executive Officer, and Mr. Silverman, our former Chief Executive Officer, serve on the Holdings Board and the Realogy Board, but neither the Holdings Board nor the Realogy Board took any action that directly affected the named executive officers’ compensation (other than the freezing of the Company match under the 401(k) plan and (with respect to new participants or new elections) under the Realogy Deferral Plan.

Since August 2007, Grenville Turner, the Chief Executive Officer of Countrywide plc, a UK company controlled by Apollo, has been a member of the Realogy Board, and since February 2008, a member of the Holdings Board. Similarly, since August 2007, Mr. Smith has served as a director of Countrywide plc. During the period following the Merger until the establishment of the Holdings Compensation Committee, neither the Holdings Board nor the Realogy Board took any action that directly affected the named executive officers’ compensation (other than the freezing of the Company match under the 401(k) plan (with respect to new participants or new elections) under the Realogy Deferral Plan).

Mr. Smith does not sit on the committee of the board of directors of Countrywide plc that determines Mr. Turner’s compensation

During 2007, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board; none of our executive officers (other than Mr. Smith) served as a director of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board, and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of the directors of the Holdings Board or Realogy Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

All of our issued and outstanding common stock is owned by our parent, Domus Intermediate Holdings Corp. (“Intermediate”), and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Our common stock owned by Intermediate constitutes all of our issued and outstanding capital stock. The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of March 19, 2008 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 19, 2008, there were approximately 200,100,000 shares of common stock of Holdings outstanding.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Funds (1)	197,820,000	98.5%
Henry R. Silverman (2)	—	—
Richard A. Smith (3)	1,241,250	*
Anthony E. Hull (4)	375,000	*
Kevin J. Kelleher (5)	245,000	*
Alexander E. Perriello, III (6)	325,000	*
Bruce Zipf (7)	320,000	*
Marc E. Becker (8)	—	—
V. Ann Hailey (9)	9,000	—
Scott M. Kleinman (8)	—	—
Lukas Kolff (8)	—	—
M. Ali Rashid (8)	—	—
Grenville Turner	—	—
Directors and executive officers as a group (16 persons) (10)	3,002,750	1.5%

*	Less than one percent.
(1)

The outstanding shares of capital stock of Holdings are held of record by Apollo Investment Fund VI, L.P. (“AIF VI LP”), Domus Investment Holdings, LLC (“Domus LLC”), Domus Co-Investment Holdings LLC (“Domus Co-Invest LLC”) and various members of management of Holdings and Realogy. The general partner of AIF VI LP is Apollo Advisors VI, L.P. (“Advisors VI”) and the manager of AIF VI LP is Apollo Management VI, L.P. (“Management VI”). Management VI also serves as the manager or managing member of each of Domus LLC and Domus Co-Invest LLC. As such, Management VI has voting and investment power over the shares of Domus held by AIF VI LP, Domus LLC and Domus Co-Invest LLC. Leon Black, Joshua Harris and Marc Rowan, each of whom disclaims beneficial ownership of the shares of Realogy held by Domus Intermediate except to the extent of any pecuniary interest therein, are the principal executive officers and directors of Apollo Management GP, LLC, which is the general partner of Apollo Management, L.P., which is the sole member and manager of AIF VI Management, LLC, which serves as the general partner of Management VI, and of Apollo Principal Holdings I GP, LLC, which is the general partner of Apollo Principal Holdings I, L.P., which is the sole member and manager of Apollo Capital Management VI, LLC, which serves as the general partner of Advisors VI. The address of AIF VI LP, Domus LLC, Domus Co-Invest LLC, Advisors VI, Management VI and the other Apollo entities described above is c/o Apollo Management VI, L.P., Two Manhattanville Road, Suite 203, Purchase, New York 10577. Does not include 2,271,000 shares of common stock and 459,000 shares of restricted stock granted under the Plan beneficially owned by our directors and executive officers and other members of our management, for which AIF VI, LP and Domus LLC have voting power pursuant to the Management Investor Rights Agreement but not investment power.

(2)	Does not include 5,000,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(3)	Includes 100,000 shares of restricted stock granted under the Plan and 311,250 shares of common stock issuable upon exercise of options that become exercisable on April 10, 2008. Does not include an additional 2,801,250 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(4)	Includes 100,000 shares of restricted stock granted under the Plan and 75,000 shares of common stock issuable upon exercise of options that become exercisable on April 10, 2008. Does not include an additional 675,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(5)	Includes 25,000 shares of restricted stock granted under the Plan and 60,000 shares of common stock issuable upon exercise of options that become exercisable on April 10, 2008. Does not include an additional 540,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(6)	Includes 50,000 shares of restricted stock granted under the Plan and 75,000 shares of common stock issuable upon exercise of options that become exercisable on April 10, 2008. Does not include an additional 675,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(7)	Includes 100,000 shares of restricted stock granted under the Plan and 60,000 shares of common stock issuable upon exercise of options that become exercisable on April 10, 2008. Does not include an additional 540,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(8)	Messrs. Becker, Kleinman, Kolff and Rashid are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Kleinman, Kolff and Rashid may be deemed the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(9)	Includes 9,000 shares of restricted stock granted under the Plan. Does not include an additional 50,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(10)	Includes 459,000 shares of restricted stock granted under the Plan within 60 days of March 12, 2008 that options to purchase 693,750 shares of common stock issuable upon exercise of options that become exercisable within 60 days following March 12, 2008. Does not include an additional 11,293,750 shares of common stock that are issuable upon exercise of options that remain subject to vesting.

Equity-Based Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transaction on April 10, 2007, the Holdings Board adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes the Holdings Board, or a committee thereof, to grant unqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Holdings Common Stock, to directors and employees of, and consultants to, Holdings and its subsidiaries, including Realogy. On November 13, 2007, the Holdings Board amended and restated the Stock Incentive Plan to increase the number of shares of Holdings common stock authorized for issuance thereunder from 15 million to 20 million. For additional discussion of our equity compensation including the Plan, see Note 13 “Stock Based Compensation” of our consolidated and combined financial statements included elsewhere in this Annual Report. The table below summarizes the equity issuances under the Stock Incentive Plan as of December 31, 2007:

Plan Category	Number of Securities To be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—		—	—
Equity compensation plans not approved by stockholders	16,617,000	(2)	$10.00	1,112,000	(3)

(1)	Does not include 450,000 restricted shares outstanding at December 31, 2007.
(2)	In addition, the Holdings shares of common stock issued and outstanding at December 31, 2007, there were 2,271,000 shares of common stock that had been purchased under the Stock Incentive Plan pursuant to individual subscription agreements.
(3)	Also gives effect to shares issued under the Stock Incentive Plan as described in footnote (2).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Merger Agreement

On December 15, 2006, Domus Holdings Corp., a Delaware corporation (“Holdings”), Domus Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Holdings (“Merger Sub”) and Realogy entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions therein, Holdings acquired Realogy by merging Merger Sub with and into Realogy, with Realogy continuing as the surviving corporation of the Merger (the “Merger”). As a result of the Merger, Realogy became an indirect wholly-owned subsidiary of Holdings and the separate corporate existence of Merger Sub ceased.

At the effective time of the Merger, each share of our common stock outstanding immediately prior to the Merger (other than shares held in treasury, shares held by Holdings, Merger Sub or any of our or their respective subsidiaries, shares as to which a stockholder has properly exercised appraisal rights, and any shares which are rolled over by management) was cancelled and converted into the right to receive $30.00 in cash. The Merger was subject to approval by the holders of not less than a majority of our common stock outstanding, which stockholder approval was obtained on March 30, 2007. Investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million (the “Equity Investment”) to Realogy to complete the Merger.

The Merger was financed by borrowings under the senior secured credit facility, the issuance of the old notes, the Equity Investment and cash on hand. The offering of the old notes, the initial borrowings under our senior secured credit facility, including our synthetic letter of credit facility, the Equity Investment and participation described above and the Merger are collectively referred to in this document as the “Transactions.”

In connection with the Merger, pursuant to the existing terms of our share based awards, all outstanding options to acquire our common stock and stock appreciation rights (“SARs”) became fully vested and immediately exercisable. All such options and SARs not exercised were, immediately following such conversion, cancelled in exchange for the excess of $30.00 over the exercise price per share of common stock subject to such option or SAR multiplied by the number of shares subject to such option or SAR. At the effective time of the Merger, all of the outstanding restricted stock units (“RSUs”) became fully vested and represented the right to receive a cash payment equal to the number of shares of common stock previously subject to such RSU multiplied by $30.00 for each share, less any required withholding taxes. At the effective time of the Merger, all of the deferred amounts held in the unit account denominated in shares (the “DUAs”) represented the right to receive cash with a value equal to the number of shares deemed held in such DUA multiplied by $30.00.

Pursuant to the Merger Agreement, Holdings and Merger Sub agreed that all rights to indemnification existing in favor of the current or former directors, officers and employees of Realogy or any of its subsidiaries (the “Indemnified Persons”) as provided in the Certificate of Incorporation or Bylaws, or the articles of organization, bylaws or similar constituent documents of any of Realogy’s subsidiaries, as in effect as of the date of the Merger Agreement with respect to matters occurring prior to the consummation of the Merger, would survive the Merger and continue in full force and effect for a period of not less than six years after the consummation of the Merger unless otherwise required by law. In addition, we agreed, to the fullest extent permitted under applicable law, to indemnify and hold harmless each Indemnified Person against any costs or expenses (including advancing reasonable attorneys’ fees and expenses in advance of the final disposition of any claim, suit, proceeding or investigation to each Indemnified Person to the fullest extent permitted by law), judgments, fines, losses, claims, damages, liabilities and amounts paid in settlement (with the prior written consent of Holdings) in connection with any actual or threatened claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative (an “Action”), arising out of, relating to or in connection with any action or omission occurring or alleged to have occurred whether before the consummation of the Merger (including acts or omissions in connection with such persons serving as an officer, director or other fiduciary in any entity if such service was at the request or for the benefit of Realogy), subject to certain exceptions. In the event of any such Action, we will reasonably cooperate with the Indemnified Person in the defense of any such Action. We will have the right to assume control of and the defense of, any Action, suit, proceeding, inquiry or investigation, subject to certain exceptions. We will pay all reasonable expenses, including reasonable attorneys’ fees, that may be incurred by any Indemnified Person in enforcing the indemnity and other obligations as described in the Merger Agreement.

Apollo Transaction Fee Agreement

In connection with the Transactions, Apollo entered into a transaction fee agreement with us for the provision of certain structuring, advisory and other services related to the Transactions. Upon closing of the Transactions, Holdings paid Apollo a fee of $65 million and reimbursed Apollo for certain expenses incurred in rendering those services. Holdings also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the transaction fee agreement.

Apollo Management Fee Agreement

In connection with the Transactions, Apollo also entered into a management fee agreement with us which will allow Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to us from Apollo. We will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million and 2.0% of our annual adjusted EBITDA for the immediately preceding year, plus out of pocket costs and expenses in connection therewith plus (2) any deferred fees (to the extent such fees were within such amount in clause (1) above originally . If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, we will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

In addition, in the absence of an express agreement to the contrary, at the closing of any merger, acquisition, financing and similar transaction with a related transaction or enterprise value equal to or greater than $200 million, Apollo will receive a fee equal to 1% of the aggregate transaction or enterprise value paid to or provided by such entity or its stockholders (including the aggregate value of (x) equity securities, warrants, rights and options acquired or retained, (y) indebtedness acquired, assumed or refinanced and (z) any other consideration or compensation paid in connection with such transaction). We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the management fee agreement.

For the period April 10, 2007 through December 31, 2007, Realogy recognized $12 million of expense related to the management fee which will be paid in 2008.

Securityholders Agreement

Upon consummation of the Transactions, Holdings and each of its equity owners, other than management holders, entered into a securityholders agreement. The securityholders agreement generally sets forth the rights and obligations of the co-investment entity which has been formed for the sole purpose of owning shares of Holdings common stock on behalf of certain co-investors. The securityholders agreement provides for limited preemptive rights to the co-investors with respect to issuances of equity securities by Holdings or its subsidiaries (exercisable indirectly through the co-investment entity), certain rights and obligations with respect to the sale of shares of Holdings common stock, and certain informational rights. The securityholders agreement also provides for restrictions on the ability of the co-investment entity to transfer its shares in Holdings, other than in connection with sales initiated by Apollo. The securityholders agreement also provides the co-investment entity and Apollo Investment Fund VI, L.P. each with the right to appoint one director to the board of directors of Holdings and provides Apollo with the right to designate three directors to the board of directors of Holdings, in each case, for so long as such entity continues to own any shares of Holdings common stock.

Co-Investment Agreement

In addition to the securityholders agreement, the co-investors entered into a co-investor agreement that governs the co-investment entity as well as set forth the rights and obligations of the co-investors. The co-investor agreement provides an additional framework for the exercise of limited preemptive rights provided for in the securityholders agreement, generally prohibits transfers of interests in the co-investment entity and provides that the co-investors will receive their pro rata portion of any proceeds received by the co-investment entity in respect of the shares of Holdings common stock owned by the co-investment entity. The co-investor agreement provides that Apollo Management VI, L.P. will be the managing member and in such capacity will exercise all powers of the co-investment entity, including the right to select the co-investment entity’s designee to the Holdings board of directors and the voting of the shares of Holdings owned by the co-investment entity.

Management Investor Rights Agreement

Upon consummation of the Transactions, Holdings entered into a management investor rights agreement with Apollo Investment Fund VI, L.P. (“Apollo Investment”), Domus Investment Holdings, LLC (together with Apollo Investment, “Apollo Group”) and certain management holders. The agreement, among other things:

•	allows securityholders to participate, and grants Apollo Group the right to require securityholders to participate, in certain sales or transfers of shares of Holdings’ common stock;

•	restricts the ability of securityholders to transfer, assign, sell, gift, pledge, hypothecate, encumber, or otherwise dispose of Holdings’ common stock;

•

allows securityholders, subject to mutual indemnification and contribution rights, to include certain securities in a registration statement filed by Holdings with respect to an offering of its common stock (i) in connection with the exercise of any demand rights by Apollo Group or any other securityholder possessing such rights, or (ii) in connection with which Apollo Group exercises “piggyback” registration rights;

•	allows Holdings and Apollo Group to repurchase Holdings’ common stock held by management holders upon termination of employment or their bankruptcy or insolvency; and

•	obligates the management holders to abide by certain nonsolicitation, noncompetition, confidentiality and proprietary rights provisions.

The agreement will terminate upon the earliest to occur of the dissolution of Holdings, the occurrence of any event that reduces the number of parties to the agreement to one, and the consummation of a control disposition.

Our Sale of Affinion Preferred Stock and Warrants

Pursuant to a purchase agreement dated as of March 30, 2007, Realogy sold to Apollo Investment Fund V, L.P. and Affinion Group Holdings B, LLC. 18,683 shares of Series A Redeemable Exchangeable Preferred Stock (the “Preferred Stock”) of Affinion Group Holdings, Inc. (“Affinion”) and warrants to purchase 1,320,586 shares of common stock of Affinion (the “Warrants”) for an aggregate amount of $22 million in cash. This purchase was part of a two-step transaction that took place simultaneously with the transfer by Avis Budget of 29,893 shares of the Preferred Stock and 2,112,938 shares of the Warrants to Realogy and Wyndham Worldwide Corporation (“Wyndham”), of which 62.5% of the Preferred Stock and Warrants were transferred to Realogy and the remaining 37.5% were transferred to Wyndham pursuant to the Separation and Distribution Agreement.

Our Separation from Cendant

Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006. The sale of Travelport occurred on August 23, 2006 and the separation of Wyndham Worldwide from Cendant occurred simultaneously with Realogy’s Separation from Cendant.

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

Pursuant to the Separation and Distribution Agreement, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is responsible for 62.5%. At separation, the amount of liabilities which were assumed by the Company approximated $843 million. This amount was comprised of certain Cendant Corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Wyndham Worldwide and Travelport. These arrangements were valued upon the Company’s separation from Cendant with the assistance of a third-party in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The $843 million of liabilities recorded at Separation was comprised of $215 million for contingent litigation settlement liabilities, $390 million for contingent tax liabilities and $238 million for other contingent and corporate liabilities. The majority of the $843 million of liabilities noted above are classified as due to former parent in the Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2006, the due to former parent balance was $648 million and the balance was $550 million at December 31, 2007.

Other

As disclosed under “Item 3—Legal Proceedings”, on December 21, 2007, Cendant and other parties, including certain officers and directors of HFS Incorporated (the company that merged into CUC, thus forming Cendant), entered into a settlement agreement with Ernst & Young to settle all claims between the parties arising out of the Securities Action. Under the settlement agreement, Ernst & Young paid an aggregate of $298.5 million to settle all claims between the parties and the former officers and directors of HFS Incorporated received a portion of the settlement amount. Mr. Silverman, the former CEO and Chairman of the Board of HFS Incorporated and our non-executive chairman, received approximately $6 million of such settlement amount.

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the period April 10, 2007 through December 31, 2007, the Company has recognized revenue related to these transactions of approximately $1 million in the aggregate.

Policies and Procedures for Review of Related Party Transactions

Pursuant to its written charter, our audit committee must review and approve all related-party transactions, which includes any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. For a discussion of the composition and responsibilities of our Audit Committee see “Item 10—Directors, Executive Officers and Corporate Governance—Audit Committee.” In determining whether to approve a related party transaction, the audit committee will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 3.03A.00, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At March 12, 2008, Apollo Management V, L.P. beneficially owned 98.5% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the auditors for the Company’s financial statements for 2007 and 2006 and is serving in such capacity for the current fiscal year.

Principal Accounting Firm Fees. Fees billed to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2007 and 2006 were as follows:

Audit Fees. The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q (or quarterly reports to bondholders and indenture trustees) and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC registration statements, the October 2006 and April 2007 bond offering memorandum, the Company’s 2007 Registration Statement on Form S-4 and UFOC filings in various states, regulatory and statutory audits and agreed-upon procedures were $4.8 million and $5.6 million, respectively.

Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2007 and 2006 were $0.4 million and $0.2 million, respectively. These fees relate primarily to statutory audits not required by state or regulations and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2007 and 2006.

Tax Fees. The aggregate fees billed for tax services for the fiscal year ended December 31, 2007 ands 2006 were $1.5 million and $0.7 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006.

All Other Fees. There were no other fees for the fiscal year ended December 31, 2007 or 2006.

Prior to the Merger, Realogy had an Audit Committee, comprised solely of independent directors. Upon consummation of the Merger, the Audit Committee was disbanded, and our Board took oversight responsibilities with respect to our independent auditor relationship, until February 26, 2008, when we reconstituted the Audit Committee. (Following its formation, the reconstituted Audit Committee reestablished the pre-approval of auditor services policy and the policy on non-hiring of auditor personnel).

From the consummation of the Merger until we filed our Registration Statement on Form S-4 on December 18, 2007, we were not subject to the obligations under the Sarbanes-Oxley Act of 2002 relating to auditor independence. During this period, our auditors remained subject to the AICPA rules and as such our Board monitored Deloitte Entities’ compliance with those rules.

The Company’s Audit Committee (our Board during the period from April 10, 2007 until February 26, 2008), is responsible for appointing the Company’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee (our Board during the period from April 10, 2007 until February 26, 2008), considered the non-audit services to be provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities’ independence.

The Pre-Merger Audit Committee established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below. The Pre-Merger Audit Committee also adopted a policy prohibiting the Company from hiring the Deloitte Entities’ personnel, if such person participated in the current annual audit, or immediately preceding annual audit of the Company’s financial statements, and is being hired in a “financial reporting oversight role” as defined by the PCAOB. During the period from April 10, 1007 until February 26, 2008, when the Board had direct oversight of the independent auditor relationship, it did not formally continue the foregoing polices, but nevertheless monitored the Deloitte Entities’ compliance with the AICPA independence and pre-approval policies. (Following its formation, the reconstituted Audit Committee reestablished the pre-approval of services and non-hiring of auditor personnel policies in substantially the same form as the Pre-Merger Audit Committee had in place.)

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2007 and 2006 under such provision other than certain immigration services performed for the Company’s relocation subsidiary for fees of approximately $10,000. The Chairman of the Audit Committee was subsequently advised of such services and concluded that those services did not interfere with the independence of Deloitte & Touche LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(A)(1) and (2)    Financial Statements

The consolidated and combined financial statements of the registrant listed in the “Index to Financial Statements” on page F-1 together with the report of Deloitte & Touche LLP, independent auditors, are filed as part of this Annual Report.

(A)(3)    Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th of March 2008.

REALOGY CORPORATION (Registrant)

BY:	/S/ RICHARD A. SMITH
Name:	Richard A. Smith
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Smith, Anthony E. Hull and Marilyn J. Wasser, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/S/ HENRY R. SILVERMAN Henry R. Silverman	Non-Executive Chairman of the Board	March 19, 2008

/S/ RICHARD A. SMITH Richard A. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2008

/S/ ANTHONY E. HULL Anthony E. Hull	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 19, 2008

/S/ DEA BENSON Dea Benson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 19, 2008

/S/ MARC E. BECKER Marc E. Becker	Director	March 19, 2008

/S/ V. ANN HAILEY V. Ann Hailey	Director	March 19, 2008

Name	Title	Date

Scott M. Kleinman	Director

/s/ Lukas Kolff Lukas Kolff	Director	March 19, 2008

/s/ M. Ali Rashid M. Ali Rashid	Director	March 19, 2008

/s/ Grenville Turner Grenville Turner	Director	March 19, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent, and following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission does not intend to send, to its security holders an annual report to security holders or proxy material for the year ended December 31, 2007 or with respect to any annual or other meeting of security holders.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations of the Successor for the period from April 10, 2007 to December 31, 2007 and Consolidated and Combined Statements of Operations of the Predecessor for the period January  1, 2007 to April 9, 2007 and the years ended December 31, 2006 and 2005

F-3

Consolidated Balance Sheets of the Successor as of December 31, 2007 and of the Predecessor as of December 31, 2006	F-4

Consolidated Statements of Cash Flows of the Successor for the period from April 10, 2007 to December 31, 2007 and Consolidated and Combined Statements of Cash Flows of the Predecessor for the period January  1, 2007 to April 9, 2007 and the years ended December 31, 2006 and 2005

F-5

Consolidated Statements of Stockholder’s Equity of the Successor for the period from April 10, 2007 to December  31, 2007 and Consolidated and Combined Statements of Stockholders’ Equity of the Predecessor for the period January 1, 2007 to April 9, 2007 and the years ended December 31, 2006 and 2005

F-7

Notes to Consolidated and Combined Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Realogy Corporation (the “Company”), as of December 31, 2007 (successor) and 2006 (predecessor), and the related consolidated and combined statements of operations, stockholder’s equity and cash flows for the period from April 10, 2007 to December 31, 2007 (successor), the period from January 1, 2007 to April 9, 2007 (predecessor) and the years ended December 31, 2006 and 2005 (predecessor). These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the period from April 10, 2007 to December 31, 2007 (successor), the period from January 1, 2007 to April 9, 2007 (predecessor) and the years ended December 31, 2006 and 2005 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Also as discussed in Note 1 to the consolidated and combined financial statements, effective April 10, 2007, the Company was acquired through a merger in a business combination accounted for as a purchase.

Also as discussed in Note 2 to the consolidated and combined financial statements, effective January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey

March 19, 2008

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions)

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,
			2006	2005
Revenues
Gross commission income	$3,409	$1,104	$4,965	$5,666
Service revenue	622	216	854	764
Franchise fees	318	106	472	538
Other	125	67	201	171

Net revenues	4,474	1,493	6,492	7,139

Expenses
Commission and other agent-related costs	2,272	726	3,335	3,838
Operating	1,329	489	1,799	1,642
Marketing	182	84	291	282
General and administrative	180	123	214	204
Former parent legacy costs (benefit), net	27	(19)	(38)	—
Separation costs	4	2	66	—
Restructuring costs	35	1	46	6
Merger costs	24	80	4	—
Impairment of intangible assets and goodwill	667	—	—	—
Depreciation and amortization	502	37	142	136
Interest expense	495	43	57	5
Interest income	(9)	(6)	(28)	(12)

Total expenses	5,708	1,560	5,888	6,101

Income (loss) before income taxes and minority interest	(1,234)	(67)	604	1,038
Provision for income taxes	(439)	(23)	237	408
Minority interest, net of tax	2	—	2	3

Net income (loss)	$(797)	$(44)	$365	$627

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED BALANCE SHEETS

(In millions)

	Successor	Predecessor
	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$153	$399
Trade receivables (net of allowance for doubtful accounts of $16 and $16)	122	128
Relocation receivables	1,030	976
Relocation properties held for sale	183	197
Deferred income taxes	82	106
Due from former parent	14	120
Other current assets	143	163

Total current assets	1,727	2,089

Property and equipment, net	381	342
Deferred income taxes	—	250
Goodwill	3,939	3,326
Trademarks	1,009	17
Franchise agreements, net	3,216	329
Other intangibles, net	509	76
Due from former parent	—	16
Other non-current assets	391	223

Total assets	$11,172	$6,668

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$139	$155
Securitization obligations	1,014	893
Due to former parent	550	648
Current portion of long-term debt	32	—
Accrued expenses and other current liabilities	652	545

Total current liabilities	2,387	2,241

Long-term debt	6,207	1,800
Deferred income taxes	1,249	—
Other non-current liabilities	129	144

Total liabilities	9,972	4,185

Commitments and contingencies (Notes 15 and 16)

Stockholder’s equity:
Common stock	—	2
Additional paid-in capital	2,006	2,384
(Accumulated deficit) retained earnings	(797)	133
Accumulated other comprehensive loss	(9)	(18)
Treasury stock, at cost	—	(18)

Total stockholder’s equity	1,200	2,483

Total liabilities and stockholder’s equity	$11,172	$6,668

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,
			2006	2005
Operating Activities
Net income (loss)	$(797)	$(44)	$365	$627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	502	37	142	136
Deferred income taxes	(455)	(20)	102	39
Merger costs related to employee equity awards	—	56	—	—
Separation costs related to employee equity awards	—	—	51	—
Impairment of intangible assets and goodwill	667	—	—	—
Amortization and write-off of deferred financing costs	28	4	2	—
Gain on early extinguishment of debt	(3)	—	—	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	16	(26)	(14)	9
Relocation receivables	(153)	106	(142)	(117)
Relocation properties held for sale	(56)	38	(122)	(26)
Accounts payable, accrued expenses and other current liabilities	187	5	(18)	(2)
Litigation settlement proceeds	80	—	—	—
Due (to) from former parent	39	15	(58)	—
Other, net	54	(64)	(63)	(49)

Net cash provided by operating activities	109	107	245	617

Investing Activities
Property and equipment additions	(71)	(31)	(130)	(131)
Acquisition of Realogy	(6,761)	—	—	—
Net assets acquired (net of cash acquired) and acquisition-related payments	(34)	(22)	(168)	(262)
Investment in unconsolidated entities	(2)	—	(11)	(33)
Purchase of marketable securities	(12)	—	—	—
Sale leaseback proceeds related to corporate aircraft	21	—	—	—
Proceeds from sale of preferred stock and warrants	—	22	—	—
Change in restricted cash	8	(9)	(1)	5
Other, net	(2)	—	—	(2)

Net cash used in investing activities	$(6,853)	$(40)	$(310)	$(423)

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONT’D)

(In millions)

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,
			2006	2005
Financing Activities
Proceeds from new term loan credit facility and issuance of notes	$6,252	$—	$—	$—
Repayment of predecessor term loan facility	(600)	—	—	—
Payments made for new term loan credit facility	(16)	—	—	—
Repurchase of 2006 Senior Notes, net of discount	(1,197)	—	—	—
Repayment of prior securitization obligations	(914)	—	—	—
Proceeds from new securitization obligations	903	—	—	—
Net change in securitization obligations	110	21	121	357
Repayment of unsecured borrowings	—	—	(1,625)	—
Proceeds from borrowings under unsecured credit facilities	—	—	3,425	—
Repurchase of common stock	—	—	(884)	—
Proceeds from issuances of common stock for equity awards	—	35	46	—
Payment to Cendant at separation	—	—	(2,183)	—
Change in amounts due from Cendant Corporation	—	—	118	(576)
Debt issuance costs	(157)	—	(13)	—
Proceeds received from Cendant’s sale of Travelport	—	5	1,436	—
Investment by affiliates of Apollo, co-investors and management	1,999	—	—	—
Other, net	(12)	1	(14)	3

Net cash provided by (used in) financing activities	6,368	62	427	(216)
Effect of changes in exchange rates on cash and cash equivalents	1	—	1	—

Net (decrease) increase in cash and cash equivalents	(375)	129	363	(22)
Cash and cash equivalents, beginning of period	528	399	36	58

Cash and cash equivalents, end of period	$153	$528	$399	$36

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$439	$33	$84	$30
Income tax payments (refunds), net	7	(26)	42	17

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER’S EQUITY

(In millions)

	Common Stock		Additional Paid-In Capital	Parent Company’s Net Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholder’s Equity
	Shares	Amount					Shares	Amount
Predecessor
Balance at January 1, 2005	—	$—	$—	$3,545	$—	$7	—	$—	$3,552
Comprehensive income:
Net income	—	—	—	627	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(3)	—	—
Total comprehensive income									624
Distribution of capital to Cendant	—	—	—	(609)	—	—	—	—	(609)

Balance at December 31, 2005	—	—	—	3,563	—	4	—	—	3,567

Comprehensive income:
Net income	—	—	—	232	133	—	—	—
Currency translation adjustment	—	—	—	—	—	1	—	—
Additional minimum pension liability, net of tax	—	—	—	—	—	(1)	—	—
Total comprehensive income									365
Net distribution to Cendant	—	—	—	(2,183)	—	—	—	—	(2,183)
Distribution received from Cendant related to Travelport sale	—	—	—	1,454	—	—	—	—	1,454
Assumption of liabilities and forgiveness of Cendant intercompany balance	—	—	—	174	—	—	—	—	174
Additional minimum pension liability recorded at Separation, net of tax of ($13)	—	—	—	—	—	(22)	—	—	(22)
Transfer of net investment to additional paid-in capital	—	—	3,240	(3,240)	—	—	—	—	—
Guarantees recorded related to the Separation	—	—	(71)	—	—	—	—	—	(71)
Deferred income taxes related to guarantees	—	—	27	—	—	—	—	—	27
Issuance of common stock	250.4	3	(3)	—	—	—	—	—	—
Charge related to Cendant equity award conversion	—	—	11	—	—	—	—	—	11
Repurchases of common stock	(38.2)	(1)	(883)	—	—	—	—	—	(884)
Exercise of stock options	2.0	—	48	—	—	—	—	—	48
Net activity related to equity awards	2.0	—	15	—	—	—	0.8	(18)	(3)

Balance at December 31, 2006	216.2	$2	$2,384	$—	$133	$(18)	0.8	$(18)	$2,483

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER’S EQUITY (CONT’D)

(In millions)

	Common Stock		Additional Paid-In Capital	Parent Company’s Net Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholder’s Equity
	Shares	Amount					Shares	Amount
Predecessor
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(13)	—	—	—	(13)
Comprehensive income (loss):
Net loss	—	—	—	—	(44)	—	—	—
Currency translation adjustment	—	—	—	—	—	(1)	—	—
Total comprehensive income (loss)									(45)
Exercise of stock options	1.6	—	35	—	—	—	—	—	35
Stock based compensation expense due to accelerated vesting	—	—	56	—	—	—	—	—	56
Stock based compensation expense related to Realogy’s awards	—	—	5	—	—	—	—	—	5
Forgiveness of Cendant intercompany balance	—	—	3	—	—	—	—	—	3
Distribution received from Cendant related to Travelport sale	—	—	5	—	—	—	—	—	5

Balance at April 9, 2007	217.8	$2	$2,488	$—	$76	$(19)	0.8	$(18)	$2,529

Successor
Capital contribution from affiliates of Apollo and co-investors	—	$—	$2,001	$—	$—	$—	—	$—	$2,001
Comprehensive income (loss):
Net loss	—	—	—	—	(797)	—	—	—
Currency translation adjustment	—	—	—	—	—	1	—	—
Unrealized loss on cash flow hedges, net of tax benefit of $7	—	—	—	—	—	(12)	—	—
Minimum pension liability, net of tax	—	—	—	—	—	2	—	—
Total comprehensive income (loss)									(806)
Stock based compensation related to Domus awards	—	—	5	—	—	—	—	—	5

Balance at December 31, 2007	—	$—	$2,006	$—	$(797)	$(9)	—	$—	$1,200

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION

Realogy Corporation (“Realogy” or “the Company”), a Delaware corporation, was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”), and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and on July 31, 2006, Cendant distributed all of the shares of the Company’s common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006.

On December 15, 2006, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). In connection with the Merger, Holdings established a direct wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”) to hold all of Realogy’s issued and outstanding common stock acquired by Holdings in the Merger. The Merger called for Holdings to acquire the outstanding shares of Realogy through Intermediate pursuant to the merger of Domus Acquisition Corp. with and into Realogy with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than shares held by Holdings, Domus Acquisition Corp., any subsidiary of Holdings, or held in treasury by the Company, any shares held by any subsidiary of the Company, and shares subject to dissenters’ rights and any shares as to which separate treatment in the Merger was separately agreed by Holdings and the holder thereof) was cancelled and automatically converted into the right to receive $30.00 in cash, without interest. In addition, at the effective date of the Merger, all outstanding equity awards became fully vested and cancelled and, except as otherwise agreed by a holder and Holdings, converted into the right to receive a cash payment. For restricted stock units, except as otherwise agreed by a holder and Holdings, the cash payment equaled the number of units multiplied by $30.00. For stock options and stock appreciation rights, except as otherwise agreed by a holder and Holdings, the cash payment equaled the number of shares or rights underlying the award multiplied by the amount, if any, by which $30.00 exceeded the exercise price.

The Company incurred indebtedness in connection with the transaction, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay all related fees and expenses. See Note 9 “Long and Short Term Debt” for additional information on the indebtedness incurred related to the Merger. In addition, investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity contributed $2,001 million to the Company to complete the transaction.

Although Realogy continues as the same legal entity after the Merger, the consolidated financial statements for 2007 are presented for two periods: January 1, 2007 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

The accompanying combined financial statements for periods prior to July 31, 2006 reflect the historical operations of the real estate services businesses which were operated as part of Cendant prior to July 31, 2006.

These financial statements include the entities in which Realogy directly or indirectly has a controlling financial interest and various entities in which Realogy has investments recorded under the equity method of accounting.

The accompanying consolidated and combined financial statements of the Company and Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

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

Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated for periods prior to the date of Separation by Cendant to the Company based on forecasted revenues or usage. Management believes such allocations are reasonable. However, the associated expenses recorded by the Company in the accompanying Consolidated and Combined Statements of Operations of the Company and Predecessor may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for all periods presented.

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty® and Coldwell Banker Commercial® brand names. On October 8, 2007, the Company announced that it entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). The licensing agreement between Realogy and Meredith becomes operational on July 1, 2008.

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

USE OF ESTIMATES

In presenting the consolidated and combined financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Company Owned Real Estate Brokerage Services

As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., purchase or sale of a home), which are referred to as gross commission income. The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as commission and other agent-related costs line item on the accompanying Consolidated and Combined Statements of Operations.

Relocation Services

The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue on a net basis as services are provided, except for instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home. In such cases, revenues are recorded on a gross basis as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client; however, as discussed above, in certain instances the Company will assume the risk of loss. When the risk of loss is assumed, the Company records the value of the home on its Consolidated Balance Sheets within the relocation properties held for sale line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated and Combined Statements of Operations and was not material for any period presented. The aggregate selling price of such homes was $532 million for the period April 10, 2007 through December 31, 2007, $250 million for the period January 1, 2007 through April 9, 2007 and $610 million and $694 million for the years 2006 and 2005, respectively.

Additionally, the Company generally earns interest income on the funds it advances on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the securitization obligations) in the accompanying Consolidated and Combined Statements of Operations as earned until the point of repayment by the client. The Company also earns revenue from real estate brokers, which is recognized at the time the underlying property closes, and revenues from other third-party service providers where the Company earns a referral fee or commission, which is recognized at the time of completion of services.

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

ADVERTISING EXPENSES

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated and Combined Statements of Operations, were approximately $172 million for the period April 10, 2007 through December 31, 2007, $69 million for the period January 1, 2007 through April 9, 2007 and $241 million and $231 million for the years 2006 and 2005, respectively.

INCOME TAXES

The Company’s operations have been included in the consolidated federal tax return of Cendant up to the date of Separation. In addition, the Company has filed consolidated and unitary state income tax returns with Cendant in jurisdictions where required or permitted and continued to file with Cendant up to the date of Separation. The income taxes associated with the Company’s inclusion in Cendant’s consolidated federal and state income tax returns are included in the due to Cendant, net line item on the accompanying Consolidated

Balance Sheets. The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2007 and 2006. Certain tax assets and liabilities of the Company may be adjusted in connection with the finalization of Cendant’s prior years’ income tax returns or as a result of changes related to the Separation.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded through goodwill rather than the provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependant on estimated future taxable income and the completion of certain tax strategies. A change in the Company’s estimate of future taxable income may require an addition or reduction to the valuation allowance.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required, and recognized a $13 million increase in the liability for unrecognized tax benefits including associated accrued interest and penalties and a corresponding decrease in retained earnings. See Note 11 “Income Taxes” for additional information.

CASH AND CASH EQUIVALENTS

The Company considers highly-liquid investments with remaining maturities at date of purchase not exceeding three months to be cash equivalents.

RESTRICTED CASH

Restricted cash primarily relates to amounts specifically designated as collateralization for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $20 million and $18 million at December 31, 2007 and 2006, respectively and were included within other current assets on the Company’s Consolidated Balance Sheets.

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

The Company uses foreign currency forward contracts largely to manage its exposure to changes to foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The

Company primarily manages its foreign currency exposure to the British Pound, Canadian dollar, Singapore dollar and Euro. At December 31, 2007, the Company has 61 contracts with a total notional value of $142 million. In accordance with SFAS 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated and Combined Statements of Operations. The fluctuations in the value of these forward contracts do, however, significantly offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates with an aggregate notional value of $775 million to hedge the variability in cash flows resulting from the senior secured credit facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with SFAS 133 and the change in the fair market value of the swaps of $12 million, net of income taxes, is recorded in accumulated other comprehensive income (loss) at December 31, 2007.

INVESTMENTS

At December 31, 2007 and 2006, the Company had various equity method investments aggregating $122 million and $58 million, respectively, which are primarily recorded within other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, LLC (“PHH Home Loans”), a mortgage origination venture formed in 2005 in connection with Cendant’s spin-off of PHH Corporation (“PHH”) in January 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its $90 million equity investment at December 31, 2007. See Note 15 “Separation Adjustments and Transactions with Former Parent and Subsidiaries” for a more detailed description of the Company’s relationship with PHH Home Loans.

The Company recorded earnings on its equity method investments of $2 million for the period April 10, 2007 through December 31, 2007, $1 million for the period January 1, 2007 through April 9, 2007 and $9 million and $4 million, respectively, for the year ended December 31, 2006 and 2005 within other revenues on the accompanying Consolidated and Combined Statements of Operations.

PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are initially recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated and Combined Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are 30 years for buildings, up to 20 years for leasehold improvements and from 3 to 7 years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 8 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $117 million and $113 million at December 31, 2007 and 2006, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In connection with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing as of October 1st of each year subsequent to completing its annual forecasting process. Each of the Company’s reportable segments represents a reporting unit.

The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values using the present value of expected future cash flows. If as part of the first test required under SFAS No. 142, we determine that an impairment has occurred, we would perform a second test to determine the amount of impairment loss. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

During the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and unamortized intangible assets. This review resulted in an impairment charge of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million. The impairment is the result of the continued downturn in the residential real estate market in 2007 as well as reduced short term financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated and combined statements of operations and is non-cash in nature.

The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated and Combined Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets pursuant to SFAS No. 144 during 2007, 2006 or 2005.

SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions in 2007 included a sale leaseback arrangement related to the corporate aircraft. The transaction is classified as a capital lease and, therefore, the present value of the minimum lease payments of $28 million is recorded as an asset and liability in the Consolidated Balance Sheets.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, changes in the additional minimum pension liability and unrealized gains or losses on cash flow hedges. The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

STOCK-BASED COMPENSATION

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method under which the provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Since the Company previously recognized stock-based compensation expense in accordance with SFAS No. 123, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s results of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of time vested stock appreciation rights (“SARs”) and options and a lattice based valuation model to estimate the fair value of performance based awards, on the date of grant which requires certain estimates by management including the expected volatility and expected term of the SAR or option. Management also makes decisions regarding the risk free interest rate used in the models and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Consolidated and Combined Statements of Operations ratably over the vesting period. The Company expects to issue new shares to satisfy share option exercises.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

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

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 effective January 1, 2008 except for the nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities as permitted by the Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”) as stated below. The adoption did not have a significant impact to the Company’s consolidated and combined financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to irrevocably elect fair value (“the fair value option”) as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on an instrument-by-instrument basis with certain exceptions. The changes in fair value should be recognized in earnings as they occur. An entity would be permitted to elect the fair value option at initial recognition of a financial asset or liability or upon an event that gives rise to new-basis accounting for that item.

SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008. The adoption did not have a significant impact to the Company’s consolidated and combined financial statements.

In December 2007, the FASB issued SFAS 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary, which require:

•

Contingent consideration (e.g. earnouts) to be measured at fair value on the acquisition date. Contingent consideration recorded as a liability will subsequently be re-measured until settled, with changes in fair value recorded in earnings. Contingent consideration recorded as equity is not re-measured.

•

Payment to third parties for acquisition related costs (e.g. consulting, legal, audit, etc.) to be expensed when incurred rather than capitalized as part of the purchase price. Equity issuance and related registration costs for the acquisition will reduce the fair value of the securities issued on acquisition date.

•

Noncontrolling interests (previously referred to as minority interests) to be initially recorded at fair value at acquisition date, and presented within the equity section instead of a liability or the mezzanine section of the balance sheet.

•

Any adjustments to an acquired entity’s deferred tax assets and uncertain tax position balances that occur after the measurement period to be recorded as a component of income tax expense rather than through goodwill. This is required of all business combinations regardless of the consummation date.

•

Subsequent increases or decreases in the ownership interest of a partially owned subsidiary that does not create a change in control to be accounted for as an equity transaction and no gains or losses will be recorded.

These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008, except for the adjustments to deferred tax assets and uncertain tax position balances noted above. In addition, SFAS 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and is evaluating the impact of its adoption on the consolidated and combined financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 to extend the use of “simplified method” for estimating the expected terms of “plain vanilla” employee stock options for the awards valuation. The method was initially allowed under SAB 107 in connection with the adoption of SFAS 123(R) “Stock-based Payment” (“SFAS 123(R)”) in order to determine the compensation cost based on the awards grant date fair value. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant information is available.

In January 2008, the FASB issued SFAS 133 Implementation Guidance No. E23 “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“E23”). Further to the adoption of SFAS 157 “Fair Value Measurement”, E23 amends paragraph 68 of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” to permit the use of the shortcut method, which assumes no ineffectiveness at the hedge inception and subsequent periods, in the following circumstances:

•	Interest rate swaps that have a non-zero fair value at inception, provided that the non-zero fair value at inception is attributable solely to a bid-ask spread.

•

Hedged items that have a settlement date after the swap trade date, provided that the trade date of the asset or liability differs from its settlement date because of generally established conventions in the marketplace in which the transaction is executed.

E23 is effective for hedging relationships designated on or after January 1, 2008. The Company adopted the guidance effective January 1, 2008 and the adoption did not have a significant impact to the consolidated and combined financial statements.

In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date for FASB Statement No. 157”. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

3.	ACQUISITION OF REALOGY

Preliminary Purchase Price Allocation

We accounted for the Merger in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, whereby the purchase price paid to effect the Merger is allocated to recognize the acquired assets and liabilities at fair value. The purchase price of $6,761 million included the purchase of 217.8 million shares of outstanding common stock, the settlement of stock-based awards outstanding and $68 million in direct acquisition costs.

In accordance with the provisions of SFAS No. 141, the total purchase price was preliminarily allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. These initial purchase price allocations may be adjusted within one year of the effective date of the Merger (April 10, 2007) for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Current assets	$2,172
Property and equipment, net	368
Intangible assets (a)	5,685
Goodwill (a)	4,047
Other non-current assets	293
Current liabilities	(2,125)
Deferred income tax liabilities	(1,756)
Long-term debt	(1,800)
Other non-current liabilities	(123)

Total purchase price allocation	$6,761

(a)	See Note 5 “Intangible Assets” for additional information related to intangible assets and goodwill.

The Company is in the process of completing the valuation of the assets and liabilities and, where possible, has estimated their fair value for the Successor Period presented in this Annual Report. However, given the time and effort required to obtain pertinent information to finalize the purchase price allocation it will take the full twelve months before the Company is able to finalize certain of the fair value estimates. Accordingly, the Company believes that the initial estimates of fair value of assets and liabilities could subsequently be revised and any such revisions could be material.

Pro Forma Financial Information

The Company’s pro forma results of operations for the year ended December 31, 2007, assuming that the Merger occurred as of January 1, 2007, results in revenues and net loss of $6.0 billion and $0.9 billion, respectively. Our pro forma results of operations for the year ended December 31, 2006, assuming that the Merger occurred as of January 1, 2006, results in revenues and net loss of $6.5 billion and $0.3 billion, respectively. This pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the Merger had actually occurred at the beginning of each period presented, or of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, depreciation and amortization, interest expense and related tax effects. Included in the pro forma results for 2007 is $337 million of pendings and listings intangible amortization, $104 million of merger costs, $667 million for the impairment of intangible assets and goodwill and $50 million of separation benefits which were paid to our former CEO upon retirement, the amount of which was determined as a result of a change in control provision in his employment agreement.

Merger Costs

During the periods April 10, 2007 through December 31, 2007 and January 1, 2007 through April 9, 2007, the Company incurred $24 million and $80 million of merger costs, respectively. Included in the period from January 1, 2007 through April 9, 2007 was $56 million for the accelerated vesting of stock based incentive awards granted by the Company (See Note 13 “Stock-Based Compensation” for further information) and $15 million in professional costs incurred by the Company associated with the merger. The expenses incurred in the period from April 10, 2007 through December 31, 2007 are primarily for employee retention awards that are being accrued over the required service period and professional fees.

4.	OTHER ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded in the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated and Combined Statements of Operations since their respective dates of acquisition. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded in the Company’s Consolidated Balance Sheets as adjustments to the purchase price or in the Company’s Consolidated and Combined Statements of Operations as expenses, as appropriate.

In connection with the Company’s acquisition of real estate brokerage operations, the Company obtains contractual pendings and listings intangible assets, which represent the estimated fair values of homesale transactions that are pending closing or homes listed for sale by the acquired brokerage operations. Pendings and listings intangible assets are amortized over the estimated closing period of the underlying contracts and homes listed for sale, which in most cases, is approximately 5 months.

For the periods April 10, 2007 through December 31, 2007, January 1, 2007 through April 9, 2007 and for the year ended December 31, 2006 and 2005, the Company made earnout payments of $12 million, $18 million, $18 million and $18 million, respectively, in connection with previously acquired businesses.

2007 ACQUISITIONS

During the period January 1, 2007 to April 9, 2007, the Company acquired three real estate brokerage operations through its wholly-owned subsidiary, NRT, for $1 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of less than $1million that was assigned to the Company Owned Real Estate Brokerage Services segment. During the period April 10, 2007 to December 31, 2007, the Company acquired six real estate brokerage operations through its wholly-owned subsidiary, NRT, for $4 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $4 million that was assigned to the Company Owned Real Estate Brokerage Services segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy.

In May 2007, the Company also acquired a Canadian real estate franchise operation through its Real Estate Franchise Services segment for $13 million in cash which resulted in goodwill (based on the preliminary allocation of the purchase price) of $4 million.

On October 8, 2007, the Company announced that it entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). Realogy intends to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between Realogy and Meredith becomes operational on July 1, 2008 and is for a 50-year term, with a renewal option for another 50 years at the Company’s option. The agreement has an initial fee of $3 million and ongoing licensing fees, subject to minimum payment requirements, based upon the royalties that Realogy earns from franchising the Better Homes and Gardens Real Estate brand. The minimum annual licensing fees will begin in 2009 with $500 thousand and increase to $4 million by 2015 and generally remains the same thereafter throughout the end of the agreement.

None of the 2007 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate. The Company continues to gather information concerning the valuation of identified intangible assets and their associated lives in connection with the acquisitions.

2006 ACQUISITIONS

Texas American Title Company. On January 6, 2006, the Company completed the acquisition of multiple title companies in Texas in a single transaction for $33 million in cash, net of cash acquired of $60 million, plus a $10 million note which was paid in January 2008, and $6 million of assumed liabilities of the seller. These entities provide title and closing services, including title searches, title insurance, home sale escrow and other closing services. This acquisition expands the Company’s agency business into Texas and adds a wholly-owned underwriter of title insurance to the title and settlement services portfolio. The allocation of the purchase price resulted in goodwill of $33 million and $39 million of intangibles.

During 2006, the Company also acquired 19 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated (“NRT”), for $105 million of cash, in the aggregate, which resulted in goodwill of $100 million that was assigned to the Company Owned Real Estate Brokerage Services segment, which is expected to be deductible for tax purposes. These acquisitions also resulted in $8 million of pendings and listings intangible assets.

In addition, the Company acquired one other individually non-significant title agency business during 2006 for an aggregate consideration of $2 million in cash, which resulted in goodwill of $2 million, which is expected to be deductible for tax purposes.

None of the 2006 acquisitions were significant to the Company’s results of operations, financial position or cash flows either individually or in the aggregate.

2005 ACQUISITIONS

Success Realty, Inc. On September 15, 2005, the Company acquired Success Realty, Inc., a real estate brokerage, for approximately $98 million in cash. This acquisition resulted in goodwill of $82 million. This acquisition also resulted in the recognition of $13 million of other intangible assets.

During 2005, the Company also acquired 31 other real estate brokerage operations through NRT for approximately $139 million of cash, in the aggregate, which resulted in goodwill of $124 million. These acquisitions also resulted in the recognition of $13 million of other intangible assets.

In addition, the Company acquired 5 other individually insignificant businesses during 2005, for aggregate consideration of approximately $2 million in cash, which resulted in goodwill of $2 million.

None of the 2005 acquisitions were significant to the Company’s results of operations, financial position or cash flows either individually or in the aggregate.

5.	INTANGIBLE ASSETS

Intangible assets consisted of:

	Successor			Predecessor
	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$2,019	$54	$1,965	$511	$182	$329
License agreements (b)	45	1	44	47	4	43
Pendings and listings (c)	2	1	1	2	2	—
Customer relationships (d)	467	19	448	12	1	11
Other (e)	7	1	6	19	7	12

	$2,540	$76	$2,464	$591	$196	$395

Unamortized Intangible Assets
Goodwill	$3,939			$3,326

Franchise agreement with NRT (f)	$1,251			$—
Trademarks (g)	1,009			17
Title plant shares (h)	10			10

	$2,270			$27

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).
(d)	Relates to the customer relationships at Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(g)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial, Sotheby’s International Realty, and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(h)	Relates to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

During the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and unamortized intangible assets. This review resulted in an impairment charge of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment is the result of the continued downturn in the residential real estate market in 2007 as well as reduced short term financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated and combined statements of operations and is non-cash in nature.

The changes in the carrying amount of intangible assets are as follows:

	Predecessor			Successor
	Balance at January 1, 2007	Activity from January 1 to April 9 2007	Balance at April 9, 2007 before Merger	Adjustment for Realogy Merger	Other Acquisitions	Impairment Charge(b)	Balance at December 31, 2007
Franchise agreements	$511	$—	$511	$1,499	$9	$—	$2,019
License agreements	47	—	47	(5)	3	—	45
Pendings and listings	2	—	2	— (a)	—	—	2
Customer relationship	12	—	12	455	—	—	467
Franchise agreement with NRT	—	—	—	1,671	—	(420)	1,251
Trademarks	17	—	17	1,122	—	(130)	1,009
Title plant shares	10	—	10	—	—	—	10
Other	19	—	19	(12)	—	—	7

Total	$618	$—	$618	$4,730	$12	$(550)	$4,810

(a)	The $337 million pendings and listings intangible asset which was established in purchase accounting has been fully amortized by December 31, 2007.
(b)	The intangible asset impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $6 million and the Title and Settlement Services segment by $31 million.

The changes in the carrying amount of goodwill are as follows:

	Predecessor			Successor
	Balance at January 1, 2007	Adjustment to Previously Acquired Goodwill	Balance at April 9, 2007 Before Merger	Adjustment for Realogy Merger	Other Acquisitions		Impairment Charge	Balance at December 31, 2007
Real Estate Franchise Services	$685	$—	$685	$1,571	$4	(a)	$—	$2,260
Company Owned Real Estate Brokerage Services	2,532	3	2,535	(1,773)	4	(b)	—	766
Relocation Services	53	—	53	577	—		(34)	596
Title and Settlement Services	56	1	57	342	1		(83)	317

Total Company	$3,326	$4	$3,330	$717	$9		$(117)	$3,939

(a)	Relates to the acquisition of real estate operations in Canada by the Real Estate Franchise Services segment in 2007. See Note 4 “Other Acquisitions.”
(b)	Relates to the acquisitions of real estate brokerages by NRT for $4 million. See Note 4 “Other Acquisitions.”

	Predecessor
	Balance at January 1, 2006	Goodwill Acquired during 2006		Adjustments to Goodwill Acquired prior to 2006		Foreign Exchange	Balance at December 31, 2006
Real Estate Franchise Services	$685	$—		$—		$—	$685
Company Owned Real Estate Brokerage Services	2,400	100	(a)	32	(c)	—	2,532
Relocation Services	50	—		—		3	53
Title and Settlement Services	21	35	(b)	—		—	56

Total Company	$3,156	$135		$32		$3	$3,326

(a)	Relates to the acquisitions of real estate brokerages by NRT.
(b)	Relates to the acquisitions of title and appraisal businesses.
(c)	Relates to the acquisitions of real estate brokerages made by NRT prior to January 1, 2006, including earnout payments.

Intangible asset amortization expense is as follows:

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,
			2006	2005
Franchise agreements	$54	$5	$17	$17
License agreement	1	—	1	1
Pendings and listings	339	—	14	23
Customer relationships	20	—	1	—
Other	1	1	4	1

Total	$415	$6	$37	$42

Based on the Company’s amortizable intangible assets as of December 31, 2007, the Company expects related amortization expense for the five succeeding fiscal years and thereafter to be approximately $95 million, $94 million, $94 million, $94 million $94 million and $1,993 million in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

6.	FRANCHISING AND MARKETING ACTIVITIES

Franchise fee revenue is $318 million, $106 million, $472 million and $538 million in the accompanying Consolidated and Combined Statements of Operations for the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006 and 2005, respectively. These amounts include initial franchise fees of $4 million, $2 million, $8 million and $9 million for the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006 and 2005, respectively, and are net of annual volume incentives of $39 million, $13 million, $81 million and $115 million, respectively, provided to real estate franchisees. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of commission income earned and paid during a calendar year. Each brand has several different annual incentive schedules currently in effect.

The Company’s wholly-owned real estate brokerage services segment, NRT, continues to pay royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation and, therefore, not reflected above. NRT paid royalties to the Real Estate Franchise Services segment of $225 million during the period April 10, 2007 through December 31, 2007, $74 million for the period January 1, 2007 through April 9, 2007, and $327 million and $369 million for the year ended December 31, 2006 and 2005, respectively.

Marketing fees are paid by the Company’s real estate franchisees and are calculated based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees approximated $38 million, $27 million, $52 million, and $44 million for the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006 and 2005, respectively, and are recorded within other revenues on the accompanying Consolidated and Combined Statements of Operations. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.

The number of franchised and company owned outlets in operation are as follows:

	Successor	Predecessor
	(Unaudited)
	As of December 31,
	2007	2006	2005
Franchised:
Century 21®	8,321	8,492	7,879
ERA®	2,922	2,943	2,811
Coldwell Banker®	2,878	2,950	2,892
Coldwell Banker Commercial®	219	209	163
Sotheby’s International Realty®	423	293	172

	14,763	14,887	13,917

Company Owned:
ERA®	28	29	30
Coldwell Banker®	816	874	943
Corcoran®/Other	45	48	61
Sotheby’s International Realty®	50	53	48

	939	1,004	1,082

The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited)
	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,

			2006	2005
Franchised:
Beginning balance	14,778	14,887	13,917	12,721
Additions	572	169	1,690	1,845
Terminations	(587)	(278)	(720)	(649)

Ending balance	14,763	14,778	14,887	13,917

Company Owned:
Beginning balance	996	1,004	1,082	999
Additions	11	7	46	108
Closures	(68)	(15)	(124)	(25)

Ending balance	939	996	1,004	1,082

As of December 31, 2007, there were an insignificant amount of applications awaiting approval for execution of new franchise agreements. Additionally, as of December 31, 2007, there were an insignificant number of franchise agreements pending termination.

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands or in franchise expansion, the Company may also, at its discretion, provide development advances to franchisees who are either new or who are expanding their operations. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the development advance, and is in compliance with the terms of the franchise agreement, the amount of the development advance is forgiven annually in equal ratable amounts (typically nine years). Otherwise, related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2007, 2006 or 2005. The amount of such franchisee development advances was $92 million, net of $21 million of reserves, and $86 million, net of $8 million of reserves, at December 31, 2007 and 2006, respectively. These amounts are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. During the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006 and 2005, the Company recorded $11 million, less than $1 million, $10 million and $13 million, respectively, of expense related to the forgiveness of these advances. Such amounts are recorded within operating expenses in the Company’s Consolidated and Combined Statements of Operations.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of December 31, consisted of:

	Successor	Predecessor
	2007	2006
Furniture, fixtures and equipment	$188	$319
Capitalized software	151	251
Building and leasehold improvements	117	192
Land	7	1

	463	763
Less: accumulated depreciation and amortization	(82)	(421)

	$381	$342

The Company recorded depreciation and amortization expense of $87 million, $31 million, $105 million and $94 million during the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006 and 2005, respectively, related to property and equipment.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, as of December 31, consisted of:

	Successor	Predecessor
	2007	2006
Accrued payroll and related	$114	$89
Accrued volume incentives	35	58
Deferred income	97	96
Accrued interest	146	21
Other	260	281

	$652	$545

9.	LONG AND SHORT TERM DEBT

As of December 31, total debt is as follows:

	Successor	Predecessor
	2007	2006
Revolving credit and term loan facilities	$—	$600
2006 Senior Notes	—	1,200
Senior Secured Credit Facility	3,154	—
Fixed Rate Senior Notes (1)	1,681	—
Senior Toggle Notes (2)	544	—
Senior Subordinated Notes (3)	860	—
Securitization Obligations:
Apple Ridge Funding LLC	670	656
Kenosia Funding LLC	175	125
U.K. Relocation Receivables Funding Limited	169	112

	$7,253	$2,693

(1)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $19 million.
(2)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $6 million.
(3)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $15 million.

REVOLVING CREDIT AND TERM LOAN FACILITIES

On May 26, 2006, the Company entered into a $1,650 million credit facility, which consisted of a $1,050 million five-year revolving credit facility and a $600 million five-year term loan facility, and a $1,325 million interim loan facility.

On July 27, 2006, the Company drew down $2,225 million which were immediately transferred to Cendant. In late 2006, the Company repaid the $300 million then outstanding under the revolving credit facility and the $1,325 outstanding under the interim loan facility utilizing proceeds received from Cendant’s sale of Travelport and $1,200 million of proceeds from the bond offering discussed below under the caption “2006 Senior Notes”.

On April 10, 2007, in connection with the Transactions, the revolving credit and loan facilities were refinanced with the new facilities described below under the captions “Senior Secured Credit Facility” and “Fixed Rate Senior Notes due 2014, Senior Toggle Notes due 2014 and Senior Subordinated Notes due 2015”.

2006 SENIOR NOTES

On October 20, 2006, the Company completed a bond offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S under the Securities Act, for $1,200 million aggregate principal amount of three-, five- and ten-year senior notes (“2006 Senior Notes”) as follows:

•	$250 million of the 2006 Senior Notes are due in 2009 and have an interest rate equal to three-month LIBOR plus 0.70%, payable quarterly,

•	$450 million of the 2006 Senior Notes are due in 2011 and have a fixed interest rate of 6.15% per annum, payable semi-annually; and

•	$500 million of the 2006 Senior Notes are due in 2016 and have a fixed interest rate of 6.50% per annum, payable semi-annually.

On May 10, 2007, the Company offered to purchase each series of the 2006 Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the payment date of July 9, 2007. The Company was required to make the offer to purchase due to the change in control that occurred as a result of the Merger and the lowering of the debt ratings applicable to the 2006 Senior Notes to non-investment grade. On July 9, 2007, the Company purchased the $1,003 million principal amount of 2006 Senior Notes that were tendered. The Company utilized the delayed draw facility to finance the purchases of the 2006 Senior Notes and to pay related interest and fees.

In the third and fourth quarter of 2007, the Company purchased the remaining $197 million principal amount of 2006 Senior Notes in privately negotiated transactions. The Company utilized the delayed draw facility to finance the purchases of the 2006 Senior Notes and to pay related interest and fees. These purchases resulted in a gain on debt extinguishment of $3 million and a write off of deferred financing costs of $7 million. These amounts are recorded in interest expense in the Consolidated and Combined Statements of Operations.

SENIOR SECURED CREDIT FACILITY

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility (including a $1,220 million delayed draw term loan sub-facility), (ii) a $750 million revolving credit facility and (iii) a $525 million synthetic letter of credit facility. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger, including the payment of fees and expenses. The $1,220 million delayed draw term loan sub-facility was available solely to finance the refinancing of the 2006 Senior Notes. The Company utilized $1,220 million of the delayed draw facility to fund the purchases and pay related interest and fees of the 2006 Senior Notes in the third and fourth quarter of 2007. Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0% or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0%. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date.

The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including effecting permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25% in each case subject to adjustment based on the attainment of certain leverage ratios.

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The amount available under the synthetic letter of credit was reduced to $522 million on December 31, 2007 and is further reduced by 1% each year. On April 26, 2007 the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining $25 million was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities and will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

The Company’s senior secured credit facility is secured to the extent legally permissible by substantially all of the assets of the Company’s parent company, the Company and the subsidiary guarantors, including but not limited to (a) a first-priority pledge of substantially all capital stock held by the Company or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions.

The Company’s senior secured credit facility contains financial, affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement and, commencing March 31, 2008 and quarterly thereafter, requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount. The events of default include, without limitation, nonpayment, material misrepresentations, breach of covenants, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

FIXED RATE SENIOR NOTES DUE 2014, SENIOR TOGGLE NOTES DUE 2014 AND SENIOR SUBORDINATED NOTES DUE 2015

On April 10, 2007, the Company issued $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes” and, together with the Fixed Rate Senior Notes and Senior Toggle Notes, the “Notes”).

The Fixed Rate Senior Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Each Fixed Rate Senior Note bears interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing October 15, 2007.

The Senior Toggle Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Interest on the Senior Toggle Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing October 15, 2007. Interest on the Senior Toggle Notes accrues from the Issue Date or the most recent date to which interest has been paid or provided for.

For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Interest for the first interest period commencing on the Issue Date shall be payable entirely in cash. After October 15, 2011, the Company will make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will mature on April 15, 2015. Each Senior Subordinated Note will bear interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing October 15, 2007.

On April 10, 2007, the Company entered into three separate registration rights agreements with respect to each series of the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes. On February 15, 2008, the Company completed the registered exchange offer for the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes.

The Fixed Rate Senior Notes and Senior Toggle Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each of the Company’s existing and future U.S. subsidiaries that is a guarantor under our senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions.

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Apple Ridge Funding LLC	$670	$656
Kenosia Funding LLC	175	125
U.K. Relocation Receivables Funding Limited	169	112

	$1,014	$893

Certain of the funds the Company receives from the collection or realization of relocation receivables, relocation properties held for sale and related assets must be utilized to repay securitization obligations. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006.

On April 10, 2007, the Company refinanced its securitization obligations through Apple Ridge Funding LLC, Kenosia Funding LLC and U.K. Relocation Receivables Funding Limited and the existing Apple Ridge securitization program was amended to increase the aggregate availability from $700 million to $850 million.

Each securitization program is a revolving program with a five year term expiring in April 2012 and has a commitment fee. The asset backed commercial paper program is backstopped by the sponsoring financial institution. So long as no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program. These liquidity facilities are subject to termination at the end of the five year agreement and if not renewed would result in an amortization of the notes.

Each securitization program also has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. Each program contains cross defaults to the senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in an early amortization of the securitization obligations and termination of the program. At December 31, 2007, the Company was in compliance with the financial covenant related to the frequency of its financial reporting for the securitization obligations.

Interest incurred in connection with borrowings under these facilities amounted to $46 million for the period April 10, 2007 through December 31, 2007, $13 million for the period January 1, 2007 through April 9, 2007 and $42 million and $24 million for each of the year ended December 31, 2006 and 2005, respectively. This interest is recorded within net revenues in the accompanying Consolidated and Combined Statements of Operations as related borrowings are utilized to fund relocation receivables and advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets.

Apple Ridge Funding LLC

The Company issues secured obligations through Apple Ridge Funding LLC, which is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to securitize certain relocation receivables generated from advancing funds on behalf of clients of the Company’s relocation business. The assets of this entity are not available to pay the Company’s general obligations. These secured obligations issued by Apple Ridge Funding LLC are collateralized as of December 31, 2007 and 2006 by $806 million and $746 million, respectively, of underlying relocation receivables and other related assets, respectively, which are serviced by the Company. These secured obligations represent floating rate debt for which the weighted average interest rate was 6.4% and 5.4% for the year ended December 31, 2007 and 2006, respectively.

Kenosia Funding LLC

The Company issues debt through Kenosia Funding LLC, which is a consolidated bankruptcy remote SPE that is utilized to securitize certain relocation receivables, including relocation properties held for sale. The assets of this entity are not available to pay the Company’s general obligations. Such secured obligations are collateralized as of December 31, 2007 and 2006 by approximately $296 million and $314 million, respectively, of underlying relocation receivables, relocation properties held for sale and other related assets, which are serviced by the Company. The secured obligations issued by this entity represent floating rate debt for which the weighted average interest rate was 6.3% and 5.5% for the year ended December 31, 2007 and 2006, respectively. In March 2008, the Company entered into an agreement to amend its Kenosia Funding LLC securitization agreement to reduce the outstanding balance to $137 million from $175 million and to reduce capacity to zero by mid June 2009. See Note 22—“Subsequent Events” for additional information.

U.K. Relocation Receivables Funding Limited

The Company issues debt through UK Relocation Receivables Funding Limited, which is a consolidated bankruptcy remote SPE that is utilized to securitize relocation receivables in the UK. The assets of this entity are not available to pay the Company’s general obligations. These secured obligations are collateralized as of December 31, 2007 and 2006 by $198 million and $130 million, respectively, of underlying relocation receivables and related assets. The weighted average interest rate on these secured obligations was 6.7% and 5.2% for the year ended December 31, 2007 and 2006, respectively.

SHORT-TERM BORROWING FACILITIES

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these funds for its use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $550 million as of December 31, 2007. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $8 million for the period April 10, 2007 through December 31, 2007, $3 million for the period January 1, 2007 through April 9, 2007 and $11 million and $9 million for the year ended December 31, 2006 and 2005, respectively. These amounts are recorded within net revenue in the accompanying Consolidated and Combined Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at December 31, 2007 or 2006. The average amount of short term borrowings outstanding during 2007 and 2006 was approximately $227 million and $248 million, respectively.

ISSUANCE OF INTEREST RATE SWAPS

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates and notional amounts to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receive 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount of 5-year at 4.93%, (ii) $350 million notional amount of 3-year at 4.835% and (iii) $200 million notional amount of 1.5-year at 4.91%. The derivatives are being accounted for as cash flow hedges in accordance with SFAS 133 and, therefore, the change in fair market value of the swaps of $12 million, net of income taxes, is recorded in accumulated other comprehensive loss at December 31, 2007.

AVAILABLE CAPACITY

As of December 31, 2007, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Revolving credit facility (1)	April 2013	$750	$—	$713
Senior secured credit facility (2)	October 2013	3,154	3,154	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,681	—
Senior Toggle Notes (4)	April 2014	550	544	—
Senior Subordinated Notes (5)	April 2015	875	860	—
Securitization Obligations:
Apple Ridge Funding LLC (6)	April 2012	850	670	180
Kenosia Funding LLC (6)(7)	April 2012	175	175	—
U.K. Relocation Receivables Funding Limited (6)	April 2012	198	169	29

		$8,252	$7,253	$922

(1)	The available capacity under the revolving credit facility is reduced by $37 million of outstanding letters of credit at December 31, 2007.
(2)	Total capacity has been reduced by the quarterly payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 8.24% at December 31, 2007.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $19 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $6 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $15 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	In March 2008, the Company entered into an agreement to amend its Kenosia Funding LLC securitization agreement to reduce the outstanding balance to $137 million from $175 million and to reduce capacity to zero by mid June 2009. See Note 22—“Subsequent Events” for additional information.

DEBT MATURITIES

Aggregate maturities of debt, excluding $1,014 million of securitization obligations, are as follows:

Year	Amount
2008	$32
2009	32
2010	32
2011	32
2012	32
Thereafter	6,079

Total long term debt	6,239
Less current portion	32

Long term debt	$6,207

10.	EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

To facilitate the separation from Cendant, a new defined benefit pension plan was created which assumed the assets and liabilities of employees of the real estate services businesses of Cendant. At December 31, 2007 and 2006, the accumulated benefit obligation of this plan was $114 million and $120 million, respectively, and the fair value of the plan assets were $107 million and $106 million, respectively, resulting in an unfunded accumulated benefit obligation of $7 million and $14 million, respectively, which is recorded in non-current liabilities in the Consolidated Balance Sheets. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as the majority of the employees participating in this plan are no longer accruing benefits. The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the year ended December 31 are as follows:

	Successor	Predecessor
	2007	2006
Discount rate	6.40%	6.15%
Expected long term return on assets	8.00%	8.25%
Compensation increase	4.50%	4.50%

The net periodic pension expense (benefit) for 2007 was approximately ($1) million and is comprised of a benefit of $6 million for the expected return on assets offset by interest cost of approximately $5 million. The estimated net expense for the period from August 1, 2006 to December 31, 2006 is approximately $1 million and is comprised of interest cost of approximately $3 million, amortization of unrecognized loss of approximately $1 million offset by the expected return on assets of approximately $3 million. The annual benefit payments for each of the next five year is estimated to be $7 million per year.

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, prudently invest to preserve capital and to provide sufficient liquidity under the plan. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historic real return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocation as of December 31, 2007 and 2006:

	Successor	Predecessor
	2007	2006
Equity securities	59%	63%
Debt securities	38%	34%
Real estate	3%	3%
	100%	100%

OTHER EMPLOYEE BENEFIT PLANS

The Company also maintains post-retirement heath and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2007 and 2006, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $10 million and $9 million, respectively. The expense recorded by the Company in 2007 and 2006 was less than $1 million.

DEFINED CONTRIBUTION SAVINGS PLAN

The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s cost for contributions to this plan was $19 million, $8 million, $26 million and $24 million for the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006 and 2005, respectively.

11.	INCOME TAXES

The income tax provision consists of the following:

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,
			2006	2005
Current:
Federal	$—	$—	$112	$320
State	10	(3)	21	48
Foreign	6	—	2	1

	16	(3)	135	369
Deferred:
Federal	(353)	(16)	93	19
State	(102)	(4)	9	18
Foreign	—	—	—	2

	(455)	(20)	102	39

Provision for income taxes	$(439)	$(23)	$237	$408

Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,
			2006	2005
Domestic	$(1,246)	$(68)	$597	$1,037
Foreign	12	1	7	1

Pre-tax income (loss)	$(1,234)	$(67)	$604	$1,038

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	Successor	Predecessor
	2007	2006
Current deferred income tax assets:
Accrued liabilities and deferred income	$100	$116
Provision for doubtful accounts and relocation properties held for sale	10	11
Contractual deferred tax asset (a)	—	5
Net operating loss carryforwards	—	1
Valuation allowance (b)	(3)	—

Current deferred income tax assets	107	133
Current deferred income tax liabilities:
Prepaid expenses	25	27

Current deferred income tax liabilities	25	27

Current net deferred income tax asset	$82	$106

	Successor	Predecessor
	2007	2006
Non-current deferred income tax assets:
Net operating loss carryforwards	$145	$14
Alternative minimum tax credit carryforward	15	14
Foreign tax credit carry forwards	3	—
Accrued liabilities and deferred income	29	30
Contractual deferred tax asset (a)	49	54
Depreciation and amortization	—	121
Comprehensive income	10	13
Provision for doubtful accounts and relocation properties held for sale	5	5
FIN 48	11	—
Other	—	2
Valuation allowance (b)	(7)	(3)

Non-current deferred income tax assets	260	250

Less:
Non-current deferred income tax liabilities:
Accrued liabilities and deferred income	2	—
Basis difference in investment in joint ventures	31	—
Depreciation and amortization	1,476	—

Non-current deferred income tax liabilities	(1,509)	—

Non-current net deferred income tax (liability) asset	$(1,249)	$250

(a)	The deferred tax asset arose as a result of temporary differences related to future contractual payments to be received from a former Cendant subsidiary. The Company expects to utilize this asset as future payments are made under the agreement which is expected to occur over a 15 year period subject to certain conditions.
(b)	The valuation allowance of $10 million and $3 million at December 31, 2007 and 2006, respectively, relates to state net operating loss carryforwards and foreign tax credit carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred tax assets are more likely than not to be realized. Any reduction to the portion of the valuation allowance related to foreign tax credit carryforwards (approximately $3 million) would be recorded as an offset to goodwill.

For federal and state income tax purposes the Merger was treated as a stock transaction and in purchase accounting a deferred tax liability or asset is established for the difference between the book values assigned to assets and liabilities and the carry over tax basis of the assets and liabilities. As a result, in purchase accounting the Company’s net deferred tax liabilities increased by approximately $2,007 million primarily related to the increase in the book value of intangible assets for which the Company did not receive a step up in tax basis.

As of December 31, 2007, the Company had gross federal and state net operating loss carryforwards of approximately $360 million of which the federal carryforward expires between 2025 and 2027 and the state carryforward expires between 2011 and 2027. No provision has been made for U.S. federal deferred income taxes on $2 million and $6 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2007 and 2006, respectively, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31,
			2006	2005
Federal statutory rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefits	5	4	3	4
Non-deductible goodwill	(3)	—	—	—
Resolution of a contingent tax liability	—	—	(1)	—
Transaction costs	—	(6)	—	—
SFAS 123(R) equity-based compensation tax expense	—	—	1	—
Other	(1)	1	1	—

	36%	34%	39%	39%

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

Under the Tax Sharing Agreement, the Company is responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. Our Consolidated Balance Sheet at December 31, 2007 and 2006 reflects liabilities to our former parent of $353 million and $372 million, respectively, relating to tax matters for which the Company is potential liable under the Tax Sharing Agreement.

Cendant and the IRS have settled the IRS examination for Cendant’s taxable years 1998 through 2002 during which the Company was included in Cendant’s tax returns. The settlement includes the favorable resolution regarding the deductibility of expenses associated with the stockholder class action litigation resulting from the merger with CUC International, Inc. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in these financial statements. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant Corporation (currently known as Avis Budget Group, Inc.) believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required, and recognized a $13 million increase in the liability for unrecognized tax benefits including associated accrued interest and penalties and a corresponding decrease in retained earnings.

As of January 1, 2007, the total gross amount of unrecognized tax benefits was $17 million, of which $11 million would affect the Company’s effective tax rate, if recognized. Subsequent to January 1, 2007, the Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated and Combined Statements of Operations. As of December 31, 2007, the Company’s gross liability for unrecognized tax benefits increased by $20 million. The increase relates to the current period effect of historical tax positions taken. As of December 31, 2007, the amount of unrecognized tax positions that, if recognized, would affect the Company’s effective tax rate is $2 million. We do not expect that our unrecognized tax benefits will significantly change over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. At January 1, 2007, the Company had approximately $3 million of interest accrued on unrecognized tax benefits. For the periods January 1, 2007 through April 9, 2007 and April 10, 2007 through December 31, 2007 the Company recognized $1 million and $1 million, respectively, of accrued interest which is included in interest expense in the Company’s Consolidated and Combined Statements of Operations.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. There is no impact to the Company’s financial statements in connection with the adoption of this guidance.

The rollforward of unrecognized tax benefits are summarized in the table below:

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Unrecognized tax benefits—beginning balance	$19	$17
Gross increases—tax positions in prior periods	15	—
Gross decreases—tax positions in prior periods	—	—
Gross increases—current period tax positions	3	2
Settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits—ending balance	$37	$19

12.	SEPARATION AND RESTRUCTURING COSTS

Separation Costs

The Company incurred separation costs of $4 million, $2 million and $66 million for the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006, respectively. These costs were incurred in connection with the separation from Cendant and relate to the acceleration of certain Cendant employee costs and legal, accounting and other advisory fees. The majority of the separation costs incurred related to a non-cash charge of $40 million for the accelerated vesting of certain Cendant equity awards and a non-cash charge of $11 million for the conversion of Cendant equity awards into Realogy equity awards.

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The recognition of the 2007 restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$12	$19	$4	$35
Cash payments and other reductions	(7)	(4)	(3)	(14)

Balance at December 31, 2007	$5	$15	$1	$21

Total 2007 restructuring charges by segment are as follows:

	Cash Expected to Be Incurred	Opening Balance	Expense Recognized	Costs Payments/ Other Reductions	Liability as of December 31, 2007
Real Estate Franchise Services	$3	$—	$3	$(1)	$2
Company Owned Real Estate Brokerage Services	25	—	25	(9)	16
Relocation Services	2	—	2	(1)	1
Title and Settlement Services	4	—	4	(3)	1
Corporate	1	—	1	—	1

	$35	$—	$35	$(14)	$21

2006 Restructuring Program

During 2006, the Company committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The Company recorded restructuring charges of $46 million in 2006 and an additional expense of $1 million during the period April 10, 2007 through December 31, 2007 of which $39 million is expected to be paid in cash. As of December 31, 2007 the remaining accrual of $6 million is primarily related to facility costs which will continue for several years.

The recognition of the restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$14	$25	$7	$46
Cash payments and other reductions	(8)	(8)	(7)	(23)

Balance at December 31, 2006	6	17	—	23
Restructuring expense	—	1	—	1
Cash payments and other reductions	(5)	(13)	—	(18)

Balance at December 31, 2007	$1	$5	$—	$6

Total 2006 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of December 31, 2006
Real Estate Franchise Services	$—	$2	$(1)	$1
Company Owned Real Estate Brokerage Services	—	39	(19)	20
Relocation Services	—	4	(2)	2
Title and Settlement Services	—	1	(1)	—

	$—	$46	$(23)	$23

13.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant’s Compensation Committee approved the grant of incentive awards of approximately $70 million to the key employees and senior officers of the Company which until the separation were cash-based awards. As per the grant terms, such awards converted to Company restricted stock units (“RSUs”) and SARs on August 1, 2006. The awards vest ratably over a period of four years. However, in accordance with the equity plan the awards vested immediately upon the Merger. The number of RSUs and SARs granted were 2.4 million and 0.8 million, respectively.

On May 2, 2006, Cendant’s Compensation Committee also approved the grant of performance-based incentive awards of approximately $8 million to certain executive officers of Realogy in the form of RSUs and SARs, the terms relating to vesting parameters were approved by the Company’s Compensation Committee on July 26, 2006 and were converted into equity awards relating to Realogy’s common stock on August 1, 2006. The awards vest at the end of a three-year performance period, subject to the attainment of specific performance goals related to the growth of Realogy’s adjusted earnings per share over a period of three years. However, in accordance with the equity plan the awards vested immediately upon the Merger. The number of RSUs and SARs granted were 0.2 million and 0.3 million, respectively.

Acceleration of Vesting of Incentive Awards Granted by the Company

In accordance with the Company’s stock compensation plan, all outstanding RSUs and SARs immediately vest upon a change in control. Therefore, as a result of the Merger and related transactions which were consummated on April 10, 2007, the awards were cancelled and converted into the right to receive a cash payment. For RSUs, the cash payment was equal to the number of RSUs multiplied by $30.00 (the merger consideration paid for each equity share held by Realogy stockholders on the record date). For SARs, the cash payment was equal to the number of outstanding shares of our common stock underlying the SARs multiplied by the amount by which $30.00 exceeded the SARs exercise price of $26.10 (which was the closing market price on the grant date of August 1, 2006), i.e. the intrinsic value on the settlement date. The Company recorded compensation expense of $56 million ($34 million after tax) in the Predecessor Period prior to the Merger due to the acceleration of vesting. This expense is classified as merger costs in the Consolidated and Combined Statement of Operations.

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of Common Stock, restricted stock units and other awards settleable in, or based upon, Common Stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of restricted shares to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. As of December 31, 2007, the total number of shares available for future grant is approximately 1 million shares.

Stock Options Granted by Holdings

Stock options granted under the Plan have an exercise price no less than the fair market value of a share of stock on the date of grant. Tranche A options are subject to ratable vesting over five years and tranche B and C options are “cliff” vested upon the satisfaction of specified distributed internal rate of return (“IRR”) targets. The realized IRR targets will be measured based upon distributions made to stockholders. Since the IRR targets are based on an overall return to Apollo Investment Fund VI, L.P. and co-investors, the specified IRR is considered a market condition and the market condition is incorporated into the grant-date fair value of the award. Achievement of the distributions is a performance condition and it is not incorporated into the grant-date fair value measure. Such IRR targets are effectively dependent upon a capital transaction on a large scale (e.g. Initial Public Offering (“IPO”)). Instead, the performance condition is included in the attribution of the award. Until the IPO becomes probable of occurring, no compensation cost is recognized. Therefore, when it becomes probable, compensation cost would be recognized based on the grant-date fair value measure (which incorporates the market condition) whether or not the realized IRR is achieved upon the occurrence of the IPO.

Three tranches of options (“A”, “B” and “C”) were granted to employees and the non-executive Chairman at the estimated fair value at the date of issuance, with the following terms:

	Option Tranche
	A	B	C
Weighted average exercise price	$10.00	$10.00	$10.00
Vesting	5 years ratable	(1)	(1)
Term of option	10 years	10 years	10 years

(1)	Tranche B and C vesting is based upon affiliates of Apollo and co-investors achieving specific IRR targets on their investment in the Company.

The fair value of the tranche A options is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility is based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, which is estimated using the simplified method described in the SEC Staff Accounting Bulletin No. 107. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of tranches B and C options is estimated on the date of grant using a lattice based option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatilities of the same comparable companies. The expected term is estimated based on when certain IRR targets are projected to be met and when the options are expected to be exercised. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant, which correspond to the expected term of the options used.

	Option Tranche
	A		B		C
Grant date	4/10/07	11/13/07	4/10/07	11/13/07	4/10/07	11/13/07
Expected volatility	32%	31%	34%	34%	34%	34%
Expected term (years)	6.5	6.5	7.2	7.2	7.2	7.2
Risk-free interest rate	4.7%	3.9%	4.7%	4.2%	4.7%	4.2%
Dividend yield	—	—	—	—	—	—

Restricted Shares Granted by Holdings

One-half of the restricted shares “cliff” vest in October 2008 and the remaining restricted shares “cliff” vest in April 2010. Shares were granted at the fair market price of $10 which is the same price paid by affiliates of Apollo and co-investors in connection with the purchase of Domus shares on the date the merger was consummated.

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Shares
	A	B	C
Outstanding at April 10, 2007	—	—	—	—
Granted	8.1	4.1	4.1	0.4
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2007	8.1	4.1	4.1	0.4

Exercisable at December 31, 2007	—	—	—	—

Weighted average remaining contractual term (years)	9.47	9.47	9.47
Weighted average grant date fair value per share	$3.70	$3.02	$2.47	$10.00

Based on the estimated fair values of the tranche A options and restricted shares granted, pre-tax stock compensation expense for the period April 10, 2007 through December 31, 2007 totaled $5 million ($3 million after tax).

As of December 31, 2007, there was $30 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $22 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and the restricted shares will be recorded in future periods as compensation expense over a weighted average period of approximately 4.3 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense related to the incentive equity awards granted by the Company and Holdings.

	Successor	Predecessor
	Period from April 10 to December 31, 2007	Period from January, 1 to April 9, 2007	Year ended December 31,
			2006	2005
Awards granted by Realogy	$—	$5	$13	$—
Awards granted by former parent			10	13
Acceleration of vesting and conversion of former parent awards	—	—	51	—
Acceleration of vesting of Realogy’s awards	—	56	—	—
Awards granted by Holdings	5	—	—	—

Total	$5	$61	$74	$13

14.	RELATED PARTY TRANSACTIONS WITH CENDANT PRIOR TO SEPARATION

DISTRIBUTION OF CAPITAL TO CENDANT

The Company’s relocation business was a subsidiary of PHH through January 31, 2005, the date Cendant completed its spin-off of PHH. In connection with the spin-off, the Company eliminated all intercompany receivables due from PHH through a distribution of capital. Accordingly, the Company recorded a non-cash reduction of $609 million to invested equity in its Consolidated Balance Sheet.

DUE TO CENDANT, NET

The following table summarizes related party transactions occurring between the Company and Cendant through the date of Separation including the assumption of certain liabilities:

	Years Ended December 31,
	2006	2005
Due to Cendant, beginning balance	$440	$386

Corporate related functions	55	101
Related party agreements	(1)	(3)
Income taxes, net	121	350
Net interest earned on amounts due from (to) Cendant	(11)	(9)
Transfers to Cendant, net	(430)	(385)
Assumption of liabilities and forgiveness of intercompany balance	(174)	—

	(440)	54

Due to Cendant, ending balance	$—	$440

Corporate Related Functions

Through the date of separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on either a percentage of the Company’s forecasted revenues or, in the case of the Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate overhead expense allocations included executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space. During 2006 and 2005, the Company was allocated $24 million and $38 million of general corporate expenses from Cendant, respectively, which are included within the general and administrative expenses line item in the accompanying Consolidated and Combined Statements of Operations.

Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, revenue franchise audit, telecommunications and real estate usage for Company-specific space. During 2006 and 2005, the Company was allocated $31 million and $63 million of expenses directly benefiting the Company, respectively, which are included within the general and administrative expenses line item in the accompanying Consolidated and Combined Statements of Operations.

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

Related Party Agreements

Prior to the separation from Cendant, the Company conducted the following business activities with Cendant and its other subsidiaries: (i) provided employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (ii) provided commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iii) provided brokerage and settlement services products and services to employees of Cendant’s other subsidiaries; (iv) utilized corporate travel management services of Cendant’s travel distribution services business; and (v) designated Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. In connection with these activities, the Company recorded net revenues of $1 million and $3 million during 2006 and 2005, respectively.

Income Taxes, net

The Company was included in the consolidated federal and state income tax returns of Cendant through the date of Separation. The net income tax payable to Cendant was forgiven at the date of Separation.

Net Interest Earned on Amounts Due from and to Cendant and Advances to Cendant, net

Also in the ordinary course of business prior to Separation, Cendant swept cash from the Company’s bank accounts and the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant. Certain of the advances between the Company and Cendant were interest bearing. In connection with the interest bearing activity, the Company recorded net interest income of $11 million and $9 million during 2006 and 2005, respectively.

15.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant stockholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is responsible for 62.5%. At separation, the amount of liabilities which were assumed by the Company approximated $843 million. This amount was comprised of certain Cendant Corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Wyndham Worldwide and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant in accordance with FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The $843 million of liabilities recorded at Separation was comprised of $215 million for contingent litigation settlement liabilities, $390 million for contingent tax liabilities and $238 million for other contingent and corporate liabilities. The majority of the $843 million of liabilities noted above have been classified as due to former parent in the Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2006, the due to former parent balance was $648 million and the balance was $550 at December 31, 2007.

Rollforwards of the contingent litigation settlement liabilities and contingent tax liabilities are noted below.

Rollforward of Contingent Litigation Settlement Liabilities
Balance at December 31, 2006	$115
Payments related to the settlement of legal matters	(51)
Net increase in settlement liabilities (a)	39

Balance at December 31, 2007	$103

Rollforward of Contingent Tax Liabilities
Balance at December 31, 2006	$372
Payments related to tax liabilities	(3)
Net reversal of tax liabilities (a)	(16)

Balance at December 31, 2007	$353

(a)	primarily all of the net increase in legal settlement liabilities and net reversal of tax liabilities are recorded in purchase accounting as a result of the change in preacquisition legal and tax contingencies.

Settlement Agreement Between Ernst & Young LLP and Cendant Corporation

On December 21, 2007, Cendant and other parties entered into a settlement agreement with Ernst & Young LLP (“Ernst & Young”) to settle all claims between the parties arising out of In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”). Under the settlement agreement, Ernst & Young has agreed to pay an aggregate of $298.5 million to settle all claims between the parties.

After satisfying obligations to various parties, including the plaintiff class members in the Securities Action and in the PRIDES securities class action and certain officers and directors of HFS Incorporated (including $6 million to Mr. Silverman, the former CEO and Chairman of the Board of HFS Incorporated and the Company’s non-executive chairman), Cendant received approximately $128 million of net proceeds under the settlement agreement. Cendant is required to distribute all of those net proceeds to Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (“Wyndham Worldwide”) in the following respective amounts: approximately $80 million (or 62.5% of such net amount) and approximately $48 million (or 37.5% of such net amount), in accordance with the terms of the Separation and Distribution Agreement dated as of July 27, 2006, among Cendant, Realogy, Wyndham Worldwide and Travelport (the “Separation Agreement”). Pursuant to the Separation Agreement, Realogy and Wyndham Worldwide approved the terms of, and authorized Cendant to execute, the settlement agreement. Realogy received its proceeds of $80 million from the settlement on December 27, 2007.

Transactions with Avis Budget Group and Wyndham Worldwide

Prior to our Separation from Cendant, we entered into a Transition Services Agreement with Cendant, Wyndham Worldwide and Travelport to provide for an orderly transition to being an independent company. Under the Transition Services Agreement, Cendant agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the Transition Services Agreement may be provided by one of the separated companies following the date of such company’s separation from Cendant. The Company recorded expenses of $5 million, $2 million and $6 million during the period April 10, 2007 through December 31, 2007, January 1, 2007 through April 9, 2007 and from the date of Separation to December 31, 2006, respectively, and $1 million, $1 million and $1 million of other income during the period April 10, 2007 through

December 31, 2007, January 1, 2007 through April 9, 2007 and from the date of Separation to December 31, 2006 in the Consolidated and Combined Statements of Operations related to these agreements.

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH Corporation (“PHH”) to its stockholders. In connection with the spin-off, the Company entered a venture, PHH Home Loans, LLC (“PHH Home Loans”) with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. The Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. The Company also entered into a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees and a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues, including equity earnings, of $5 million, $2 million, $12 million and $9 million for the period from April 10, 2007 through December 31, 2007, the period from January 1, 2007 to April 9, 2007 and the year ended December 31, 2006 and 2005, respectively. In the fourth quarter of 2007, the Company received a $4 million dividend distribution from PHH Home Loans as well as invested an additional $2 million of cash in PHH Home Loans.

Transactions with Affinion Group Holdings, Inc. (an Affiliate of Apollo)

In connection with Cendant’s sale of its former Marketing Services division in October 2005, Cendant received preferred stock with a fair value of $83 million (face value of $125 million) and warrants with a fair value of $3 million in Affinion Group Holdings, Inc. (“Affinion”) as part of the purchase price consideration. At Separation, the Company received the right to 62.5% of the proceeds from Cendant’s investment in Affinion and the value recorded by the Company on August 1, 2006 was $58 million. In January 2007, the Company received from the former parent $66 million, or 62.5%, of cash proceeds related to the former parent’s redemption of a portion of preferred stock investment with a book value of $46 million resulting in a gain of approximately $20 million which is included in former parent legacy costs (benefit), net in the Consolidated and Combined Statements of Operations. In March 2007, the Company’s former parent transferred 62.5% of the remaining investment in Affinion preferred stock and warrants to the Company, which simultaneously sold such preferred stock and warrants to two stockholders of Affinion who are affiliates of Apollo for $22 million resulting in a gain of $5 million which is included in former parent legacy costs (benefit), net in the Consolidated and Combined Statements of Operations.

Transactions With Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the period April 10, 2007 through December 31, 2007, the Company has recognized revenue related to these transactions of approximately $1 million in the aggregate.

16.	COMMITMENTS AND CONTINGENCIES

Litigation

In addition to the former parent contingent liability matters disclosed in Note 15 “Separation Adjustments and Transactions with Former Parent and Subsidiaries”, the Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations:

(i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) contending that the affiliated business relationship between NRT and Title Resource Group is an inherent breach of an agent’s fiduciary duty to the customer; (iii) concerning alleged violations of RESPA and California’s Unfair Competition Law with respect to whether a product and service provided by a joint venture to which the Company was a party constitutes a settlement service; and (iv) contending that a group of independent contractor agents working in a particular NRT brokerage office are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision.

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

Tax Matters

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48 and are currently maintained on the Company’s balance sheet.

Under the Tax Sharing Agreement, the Company is responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. The Consolidated Balance Sheet at December 31, 2007 reflects liabilities to the Company’s former parent of $353 million relating to tax matters for which the Company is potentially liable under the Tax Sharing Agreement.

During the fourth quarter of 2006, Cendant and the IRS have settled the IRS examination for Cendant’s taxable years 1998 through 2002 during which the Company was included in Cendant’s tax returns. The settlement includes the favorable resolution regarding the deductibility of expenses associated with the stockholder class action litigation resulting from the merger with CUC International, Inc. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in these financial statements. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The tax indemnification accruals for Cendant’s tax matters are provided for in accordance with SFAS No. 5, “Accounting for Contingencies.”

$500 Million Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit back-stops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities and will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

Apollo Management Fee Agreement

In connection with the Transactions, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million and 2.0% of the Company’s annual adjusted EBITDA for the immediately preceding year, plus out of pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

In addition, in the absence of an express agreement to the contrary, at the closing of any merger, acquisition, financing and similar transaction with a related transaction or enterprise value equal to or greater than $200 million, Apollo will receive a fee equal to 1% of the aggregate transaction or enterprise value paid to or provided by such entity or its stockholders (including the aggregate value of (x) equity securities, warrants, rights and options acquired or retained, (y) indebtedness acquired, assumed or refinanced and (z) any other consideration or compensation paid in connection with such transaction). The Company will agree to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the management fee agreement.

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $442 million and $456 million at December 31, 2007 and 2006, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2007 are as follows:

Year	Amount
2008	$196
2009	169
2010	135
2011	102
2012	71
Thereafter	121

$794

Commitments under capital leases amounted to $64 million and $24 million at December 31, 2007 and 2006, respectively. The increase in 2007 was the result of the Company entering into a sale leaseback arrangement in June 2007 related to the corporate aircraft. The carrying amount of the aircraft capital lease payments is $28 million as of December 31, 2007.

The Company incurred rent expense as follows:

	Successor	Predecessor
	Period from April 10 to December 31, 2007	Period from January, 1 to April 9, 2007	Year ended December 31,
			2006	2005
Gross rent expense	$171	$64	$230	$198
Less sublease rent income	3	1	5	2

Net rent expense	$168	$63	$225	$196

Purchase Commitments and Minimum Licensing Fees

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2007 are approximately $54 million.

The Company is required to pay a minimum licensing fee to Sotheby’s beginning in 2009 through 2054. The Company expects the annual minimum licensing fee to approximate $2 million a year. The Company is required to pay minimum licensing fees to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. Annual minimum licensing fees will begin in 2009 at $500 thousand and increase to $4 million by 2015 and generally remains the same thereafter.

Future minimum payments as of December 31, 2007 are as follows:

Year	Amount
2008	$21
2009	14
2010	14
2011	14
2012	7
Thereafter	267

$337

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

Guarantees Recorded at Separation

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant stockholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Wyndham Worldwide. See Note 15 “Separation Adjustments and Transactions with Former Parent and Subsidiaries” for additional information.

Other Guarantees/Indemnifications

In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2007 extend into 2010 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $14 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees. As of December 31, 2007, the liability recorded by the Company in connection with these guarantees was not significant.

Insurance and Self-Insurance

At December 31, 2007 and 2006, the Consolidated Balance Sheets include approximately $57 million and $58 million, respectively, of liabilities relating to (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) for vacant dwellings and household goods in transit within the Relocation Services segment and (iii) premium and claim reserves for our title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. Our subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, we carry additional errors and omissions insurance policy for Realogy Corporation and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.

The Company issues title insurance policies which provide coverage for real property mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, the Company’s insurance risk is limited to the first $5,000 of claims on any one policy. The title underwriter the Company acquired in January 2006 generally underwrites title insurance policies on properties up to $1.5 million. For properties valued in excess of this amount, the Company obtains a reinsurance policy from a national underwriter.

Fraud, defalcation and misconduct by employees are also risks inherent in the business. At any point in time, the Company is the custodians of approximately $450 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The Company maintains insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence.

The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation and other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $27 million and $35 million at December 31, 2007 and 2006, respectively.

17.	STOCKHOLDER’S EQUITY

On April 10, 2007, the Company completed the Merger and related transactions with Apollo. The Merger was financed with borrowings under the Company’s senior secured credit facility, the issuance of the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes, and the equity investment from the sale of Holdings common stock to investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity. All of the Company’s issued and outstanding common stock is currently owned by the Company’s parent, Intermediate, and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Apollo and co-investors currently beneficially own all of the common stock of Holdings.

As a result of the Merger and related transactions, the Company has 100 shares of common stock authorized and outstanding with a par value of $0.01 per share. In addition, the Company has 100 shares of preferred stock authorized with no shares outstanding.

Accumulated Other Comprehensive Income (Loss)

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments (*)	Minimum Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Predecessor
Balance at December 31, 2005	$4	$—	$—	$4
Additional minimum pension liability recorded at Separation	—	(22)	—	(22)
Current period change	1	(1)	—	—

Balance at December 31, 2006	5	(23)	—	(18)
Current period change	(1)	—	—	(1)

Balance at April 9, 2007	$4	$(23)	$—	$(19)

Successor
Current period change	$1	$2	$(12)	$(9)

Balance at December 31, 2007	$1	$2	$(12)	$(9)

(*)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the statements of operations.

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

In separate transactions, the Company repurchased approximately 1,177,000 additional shares by October 31, 2006 at an average price of $26.71 per share. These repurchased shares were retired. No additional shares were repurchased as a result of the Merger.

18.	FINANCIAL INSTRUMENTS

RISK MANAGEMENT

Following is a description of the Company’s risk management policies.

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Singapore dollar and Euro. In accordance with SFAS 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated and Combined Statements of Operations. The fluctuations in the value of these forward contracts do, however, significantly offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. The impact of these forward contracts was not material to the Company’s results of operations, cash flows or financial position during 2007, 2006 and 2005.

Interest Rate Risk

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates and notional amounts to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receive 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount of 5-year at 4.93%, (ii) $350 million notional amount of 3-year at 4.835% and (iii) $200 million notional amount of 1.5-year at 4.91%. The derivatives are being accounted for as cash flow hedges in accordance with SFAS 133 and, therefore, the change in fair market value of the swaps of $12 million, net of income taxes, is recorded in accumulated other comprehensive loss at December 31, 2007.

At December 31, 2007 we had total long term debt of $6,239 million excluding $1,014 of short term securitization obligations. Of the $6,239 million of long term debt, the Company has $3,154 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $775 million and, effectively fixed our interest rate on that portion of variable interest rate debt. The fair value of our fixed interest rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 2007 the estimated fair value of our fixed rate debt approximated $5,319 million, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the estimated fair value of the senior notes is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would have a $116 million impact on the fair value of our fixed rate debt.

In the normal course of business, the Company borrows funds under its securitization facilities and utilizes such funds to generate assets on which it generally earns interest income. The Company does not believe it is exposed to significant interest rate risk in connection with these activities as the rate it incurs on such borrowings and the rate it earns on such assets are based on similar variable indices, thereby providing a natural hedge.

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

As of December 31, 2007, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base.

Market Risk Exposure

During 2007, the Company generated 24%, 21% and 8%, respectively, of its net revenues in California, the New York metropolitan area and Florida. During 2006, the Company generated 24%, 18% and 9%, respectively, of its net revenues in California, the New York metropolitan area and Florida. During 2005, the Company generated 27%, 16% and 11%, respectively, of its net revenues in California, the New York metropolitan area and Florida.

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

	Successor		Predecessor
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investment in equity securities	$15	$15	$5	$5
Debt
Securitization obligations	1,014	1,014	893	893
Revolving credit and term loan facilities	—	—	600	600
2006 Senior Notes	—	—	1,200	1,225
Senior secured credit facility	3,154	3,154	—	—
Fixed Rate Senior Notes	1,681	1,248	—	—
Senior Toggle Notes	544	378	—	—
Senior Subordinated Notes	860	539	—	—
Derivatives
Interest rate swaps, net (cash flow hedges)	(12)	(12)	—	—
Foreign exchange forwards, net	1	1	5	5

19.	SEGMENT INFORMATION

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for secured assets and obligations), income taxes and minority interest, each of which is presented in the Company’s Consolidated and Combined Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a)
	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31,
			2006	2005
Real Estate Franchise Services	$601	$217	$879	$988
Company Owned Real Estate Brokerage Services	3,455	1,116	5,022	5,723
Relocation Services	385	137	509	495
Title and Settlement Services	275	97	409	316
Corporate and Other (b)	(242)	(74)	(327)	(383)

Total Company	$4,474	$1,493	$6,492	$7,139

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $242 million for the period April 10, 2007 through December 31, 2007, $74 million for the period January 1, 2007 through April 9, 2007 and $327 million and $383 million during the year ended December 31, 2006 and 2005, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $38 million for the period April 10, 2007 through December 31, 2007, $14 million for the period January 1, 2007 through April 9, 2007 and $55 million and $57 million during the year ended December 31, 2006 and 2005, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31,

			2006	2005
Real Estate Franchise Services	$(130)	$122	$613	$740
Company Owned Real Estate Brokerage Services	44	(47)	25	250
Relocation Services	17	12	103	124
Title and Settlement Services	(96)	(4)	45	53
Corporate and Other	(81)	(76)	(11)	—

Total Company	$(246)	$7	$775	$1,167

(a)

Includes $24 million, $35 million, $27 million, $5 million and $4 million of merger costs, restructuring costs, former parent legacy costs, separation benefits and separation costs, respectively, for the period April 10, 2007 through December 31, 2007, $80 million, $45 million, $2 million and $1 million of merger costs, separation benefits, separation costs and restructuring costs offset by a benefit of $19 million of former parent legacy costs, respectively, for the period January 1, 2007 through April 9, 2007, compared to $66 million, $46 million and $4 million of separation costs, restructuring costs and merger costs, respectively, partially offset by a benefit of $38 million of former parent legacy costs, for the year ended December 31, 2006 and $6 million of restructuring costs for the year ended December 31, 2005.

(b)	2007 EBITDA includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.

Provided below is a reconciliation of EBITDA to net income (loss).

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31,
			2006	2005
EBITDA	$(246)	$7	$775	$1,167
Less:
Depreciation and amortization	502	37	142	136
Interest expense/(income), net	486	37	29	(7)

Income (loss) before income taxes and minority interest	(1,234)	(67)	604	1,038
Provision for income taxes	(439)	(23)	237	408
Minority interest, net of tax	2	—	2	3

Net income (loss)	$(797)	$(44)	$365	$627

Depreciation and Amortization

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31,
			2006	2005
Real Estate Franchise Services	$61	$7	$24	$24
Company Owned Real Estate Brokerage Services	395	21	88	88
Relocation Services	26	3	16	19
Title and Settlement Services	13	4	12	5
Corporate and Other	7	2	2	—

Total Company	$502	$37	$142	$136

Segment Assets

	Successor	Predecessor
	As of December 31, 2007	As of December 31,
		2006	2005
Real Estate Franchise Services	$6,424	$1,325	$1,449
Company Owned Real Estate Brokerage Services	1,182	2,865	2,767
Relocation Services	2,559	1,440	1,179
Title and Settlement Services	631	253	131
Corporate and Other	376	785	(87)

Total Company	$11,172	$6,668	$5,439

Capital Expenditures

	Successor	Predecessor
	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31,
			2006	2005
Real Estate Franchise Services	$6	$4	$6	$10
Company Owned Real Estate Brokerage Services	44	13	61	85
Relocation Services	8	5	21	23
Title and Settlement Services	7	3	15	13
Corporate and Other	6	6	27	—

Total Company	$71	$31	$130	$131

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
Successor
Period April 10, 2007 through December 31, 2007
Net revenues	$4,404	$70	$4,474
Total assets	10,922	250	11,172
Net property and equipment	379	2	381
Predecessor
Period January 1, 2007 through April 9, 2007
Net revenues	$1,470	$23	$1,493

On or for the year ended December 31, 2006
Net revenues	$6,411	$81	$6,492
Total assets	6,475	193	6,668
Net property and equipment	339	3	342

On or for the year ended December 31, 2005
Net revenues	$7,066	$73	$7,139
Total assets	5,218	221	5,439
Net property and equipment	300	4	304

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is selected unaudited quarterly financial data for 2007 and 2006.

	Predecessor		Successor
	2007
	First	April 1 to April 9	April 10 to June 30	Third	Fourth
Net revenues
Real Estate Franchise Services	$197	$20	$222	$217	$162
Company Owned Real Estate Brokerage Services	1,033	83	1,312	1,254	889
Relocation Services	124	13	116	145	124
Title and Settlement Services	88	9	100	95	80
Other (a)	(69)	(5)	(93)	(85)	(64)

	$1,373	$120	$1,657	$1,626	$1,191

Income (loss) before income taxes and minority interest (b) (c)
Real Estate Franchise Services	$115	$(1)	$132	$124	$(445)
Company Owned Real Estate Brokerage Services	(40)	(29)	(227)	(40)	(84)
Relocation Services	29	(7)	29	34	(43)
Title and Settlement Services	(1)	(7)	10	1	(121)
Other	(44)	(82)	(185)	(201)	(218)

	$59	$(126)	$(241)	$(82)	$(911)

Net income (loss)	$32	$(76)	$(149)	$(55)	$(593)

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(b)	Income (loss) before income taxes and minority interest for the fourth quarter of 2007 includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.
(c)	The quarterly results include the following:

•	Separation costs of $2 million, $1 million, $1 million and $2 million in the first quarter, period from April 10 to June 30, third and fourth quarters, respectively;

•	Former parent legacy costs (benefits) of $(20) million, $1 million, $2 million and $25 million in the first quarter, period from April 1 to April 9, third and fourth quarters, respectively;

•	Restructuring charges of $1 million, $3 million, $3 million and $29 million in the period from April 1 through April 9, period from April 10 to June 30, third and fourth quarters, respectively; and

•

Merger costs of $9 million, $71 million, $16 million, $6 million and $2 million in the first quarter, period from April 1 through April 9, period from April 10 to June 30, third and fourth quarters, respectively.

•	Separation benefits of $45 million and $5 million in the period from April 1 to April 9 and the fourth quarter, respectively.

	2006
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$194	$254	$233	$198
Company Owned Real Estate Brokerage Services	1,102	1,501	1,337	1,082
Relocation Services	107	130	142	130
Title and Settlement Services	91	113	109	96
Other (a)	(72)	(96)	(87)	(72)

	$1,422	$1,902	$1,734	$1,434

Income (loss) before income taxes and minority interest (b)
Real Estate Franchise Services	$126	$182	$152	$129
Company Owned Real Estate Brokerage Services	(61)	43	7	(51)
Relocation Services	24	44	40	26
Title and Settlement Services	5	12	11	5
Other	(8)	(14)	(58)	(10)

	$86	$267	$152	$99

Net income	$54	$163	$82	$66

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(b)	The quarterly results include the following:

•	Separation costs of $6 million, $57 million and $3 million in the second, third and fourth quarters, respectively;

•	Former parent legacy costs of $3 million in the third quarter offset by a benefit of $41 million in the fourth quarter;

•	Restructuring charges of $12 million, $14 million and $20 million in the second, third and fourth quarters, respectively; and

•	Merger costs of $4 million in the fourth quarter.

21.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Consolidating Balance Sheets and Consolidating Statements of Operations and Cash Flows for: (i) Realogy Corporation (the “Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Company on a consolidated basis. The guarantor subsidiaries are comprised of 100% owned entities, and guarantee on an unsecured senior subordinated basis the Senior Subordinated Notes and on an unsecured senior basis the Fixed Rate Senior Notes and Senior Toggle Notes. All guarantees are full and unconditional and are joint and several. There are no restrictions on the ability of the Parent or any guarantors to obtain funds from its subsidiaries by dividend or loan, except for restrictions related to certain of the non-guarantor entities.

As discussed in Note 1, “Basis of Presentation”, the Company is in the process of completing the valuation of the assets and liabilities and, where possible, has estimated their fair values presented in this report. However, given the time and effort required to obtain pertinent information to finalize the balance sheet, then to adjust the Company’s books and records, it may take the full twelve months before the Company is able to finalize certain of the fair value estimates. Accordingly, the Company expects that the initial estimates of fair value and of identified intangible assets could subsequently be revised and the revisions could be material.

Consolidating Statements of Operations

April 10, 2007 Through December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$3,407	$2	$—	$3,409
Service revenue	—	482	140	—	622
Franchise fees	—	543	—	(225)	318
Other	—	146	(5)	(16)	125

Net revenues	—	4,578	137	(241)	4,474

Expenses
Commission and other agent-related costs	—	2,272	—	—	2,272
Operating	1	1,455	98	(225)	1,329
Marketing	—	196	2	(16)	182
General and administrative	41	129	10		180
Former parent legacy costs (benefit), net	27	—	—	—	27
Separation costs	3	1	—	—	4
Restructuring costs	—	35	—	—	35
Merger costs	9	15	—	—	24
Impairment of intangible assets and goodwill	—	667	—	—	667
Depreciation and amortization	7	494	1	—	502
Interest expense	491	4	—	—	495
Interest income	(5)	(4)	—	—	(9)
Intercompany transactions	28	(28)	—	—	—

Total expenses	602	5,236	111	(241)	5,708
Income (loss) before income taxes and minority interest	(602)	(658)	26	—	(1,234)
Provision for income taxes	(237)	(211)	9	—	(439)
Minority interest, net of tax	—	—	2	—	2
Equity in earnings of subsidiaries	(432)	15	—	416	—

Net income (loss)	$(797)	$(432)	$15	$416	$(797)

Consolidating Statements of Operations

January 1, 2007 Through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,104	$—	$—	$1,104
Service revenue	—	169	47	—	216
Franchise fees	—	180	—	(74)	106
Other	—	63	4	—	67

Net revenues	—	1,516	51	(74)	1,493

Expenses
Commission and other agent-related costs	—	726	—	—	726
Operating	—	527	36	(74)	489
Marketing	—	84	—	—	84
General and administrative	58	62	3	—	123
Former parent legacy costs (benefit), net	(18)	(1)	—	—	(19)
Separation costs	2	—	—	—	2
Restructuring costs	—	1	—	—	1
Merger costs	34	45	1	—	80
Depreciation and amortization	2	34	1	—	37
Interest expense	40	3	—	—	43
Interest income	(5)	(1)	—	—	(6)
Intercompany transactions	13	(13)	—	—	—

Total expenses	126	1,467	41	(74)	1,560
Income (loss) before income taxes and minority interest	(126)	49	10	—	(67)
Provision for income taxes	(47)	21	3	—	(23)
Minority interest, net of tax	—	—	—	—	—
Equity in earnings of subsidiaries	35	7	—	(42)	—

Net income (loss)	$(44)	$35	$7	$(42)	$(44)

Consolidating and Combining Statement of Operations

Year Ended December 31, 2006

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$4,964	$1	$—	$4,965
Service revenue	—	670	184	—	854
Franchise fees	—	799	—	(327)	472
Other	—	181	20	—	201

Net revenues	—	6,614	205	(327)	6,492

Expenses
Commission and other agent-related costs	—	3,335	—	—	3,335
Operating	—	1,988	138	(327)	1,799
Marketing	—	290	1	—	291
General and administrative	15	190	9	—	214
Former parent legacy costs (benefit), net	(35)	(3)	—	—	(38)
Separation costs	26	40	—	—	66
Restructuring costs	—	46	—	—	46
Merger costs	4	—	—	—	4
Depreciation and amortization	2	139	1	—	142
Interest expense	52	5	—	—	57
Interest income	(10)	(18)	—	—	(28)
Intercompany transactions	36	(36)	—	—	—

Total expenses	90	5,976	149	(327)	5,888

Income (loss) before income taxes and minority interest	(90)	638	56	—	604
Provision for income taxes	(36)	249	24	—	237
Minority interest, net of tax	—	—	2	—	2
Equity in earnings of subsidiaries	419	30	—	(449)	—

Net income (loss)	$365	$419	$30	$(449)	$365

Combining Statement of Operations

Year Ended December 31, 2005

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$5,665	$1	$—	$5,666
Service revenue	—	673	91	—	764
Franchise fees	—	921	—	(383)	538
Other	—	158	13	—	171

Net revenues	—	7,417	105	(383)	7,139

Expenses
Commission and other agent-related costs	—	3,838	—	—	3,838
Operating	—	1,963	62	(383)	1,642
Marketing	—	281	1	—	282
General and administrative	1	194	9	—	204
Restructuring costs	—	6	—	—	6
Depreciation and amortization	—	135	1	—	136
Interest expense	—	5	—	—	5
Interest income	—	(12)	—	—	(12)
Intercompany transactions	24	(24)	—	—	—

Total expenses	25	6,386	73	(383)	6,101

Income (loss) before income taxes and minority interest	(25)	1,031	32	—	1,038
Provision for income taxes	(10)	405	13	—	408
Minority interest, net of tax	—	—	3	—	3
Equity in earnings of subsidiaries	642	16	—	(658)	—

Net income (loss)	$627	$642	$16	$(658)	$627

Consolidating Balance Sheet

As of December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$120	$56	$36	$(59)	$153
Trade receivables, net	—	95	27	—	122
Relocation receivables	—	(14)	1,045	(1)	1,030
Relocation properties held for sale	—	(58)	241	—	183
Deferred income taxes	62	20	—	—	82
Intercompany note receivable	—	122	—	(122)	—
Due from former parent	14	—	—	—	14
Other current assets	10	119	35	(21)	143

Total current assets	206	340	1,384	(203)	1,727
Property and equipment, net	59	319	3	—	381
Goodwill	—	3,944	(5)	—	3,939
Trademarks	—	1,009	—	—	1,009
Franchise agreements, net	—	3,216	—	—	3,216
Other intangibles, net	—	509	—	—	509
Other non-current assets	164	91	136	—	391
Investment in subsidiaries	9,323	216	—	(9,539)	—

Total assets	$9,752	$9,644	$1,518	$(9,742)	$11,172

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8	$197	$14	$(80)	$139
Securitization obligations	—	—	1,014	—	1,014
Intercompany note payable	—	—	122	(122)	—
Due to former parent	550	—	—	—	550
Current portion of long term debt	32	—	—	—	32
Accrued expenses and other current liabilities	205	414	34	(1)	652
Intercompany payables	968	(1,073)	105	—	—

Total current liabilities	1,763	(462)	1,289	(203)	2,387
Long-term debt	6,207	—	—	—	6,207
Deferred income taxes	(166)	1,415	—	—	1,249
Other non-current liabilities	57	59	13	—	129
Intercompany liabilities	691	(691)	—	—	—

Total liabilities	8,552	321	1,302	(203)	9,972

Total stockholder’s equity	1,200	9,323	216	(9,539)	1,200

Total liabilities and stockholder’s equity	$9,752	$9,644	$1,518	$(9,742)	$11,172

Consolidating Balance Sheet

As of December 31, 2006

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$300	$62	$78	$(41)	$399
Trade receivables, net	—	110	18	—	128
Relocation receivables	—	(12)	988	—	976
Relocation properties held for sale	—	(32)	229	—	197
Deferred income taxes	78	28	—	—	106
Due from former parent	120	—	—	—	120
Other current assets	30	116	17	—	163
Intercompany receivable	—	—	13	(13)	—

Total current assets	528	272	1,343	(54)	2,089
Property and equipment, net	30	308	4	—	342
Deferred income taxes	157	93	—	—	250
Goodwill	—	3,306	20	—	3,326
Trademarks	—	17	—	—	17
Franchise agreements, net	—	329	—	—	329
Other intangibles, net	—	76	—	—	76
Due from former parent	16	—	—	—	16
Other non-current assets	83	81	59	—	223
Investment in subsidiaries	5,442	188	—	(5,630)	—

Total assets	$6,256	$4,670	$1,426	$(5,684)	$6,668

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13	$150	$33	$(41)	$155
Securitization obligations	—	—	893	—	893
Due to former parent	648	—	—	—	648
Accrued expenses and other current liabilities	83	430	32	—	545
Intercompany payables	494	(748)	267	(13)	—

Total current liabilities	1,238	(168)	1,225	(54)	2,241
Long-term debt	1,800	—	—	—	1,800
Other non-current liabilities	81	50	13	—	144
Intercompany liabilities	654	(654)	—	—	—

Total liabilities	3,773	(772)	1,238	(54)	4,185

Total stockholders’ equity	2,483	5,442	188	(5,630)	2,483

Total liabilities and stockholders’ equity	$6,256	$4,670	$1,426	$(5,684)	$6,668

Consolidating Statements of Cash Flows

April 10, 2007 Through December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(346)	$706	$(242)	$(9)	$109

Investing activities
Property and equipment additions	(6)	(65)	—	—	(71)
Acquisition of Realogy	(6,761)	—	—	—	(6,761)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(34)	—	—	(34)
Investment in unconsolidated entities	—	—	(2)	—	(2)
Purchase of marketable securities	—	—	(12)	—	(12)
Sale leaseback proceeds related to corporate aircraft	21	—	—	—	21
Change in restricted cash	—	—	8	—	8
Intercompany capital contribution	—	(50)	—	50	—
Intercompany dividend	—	25	—	(25)	—
Intercompany note receivable	—	(122)	—	122	—
Other, net	—	(6)	4	—	(2)

Net cash provided by (used in) investing activities	(6,746)	(252)	(2)	147	(6,853)

Financing activities
Proceeds from new term loan credit facility and issuance of notes	6,252	—	—	—	6,252
Repayment of predecessor term loan facility	(600)	—	—	—	(600)
Payments made for new term loan credit facility	(16)	—	—	—	(16)
Repurchase of 2006 Senior Notes, net of discount	(1,197)	—	—	—	(1,197)
Repayment of prior securitization obligations	—	—	(914)	—	(914)
Proceeds from new securitization obligations	—	—	903	—	903
Net change in securitization obligations	—	—	110	—	110
Debt issuance costs	(149)	(6)	(2)	—	(157)
Investment by affiliates of Apollo and co-investors	1,999	—	—	—	1,999
Other, net	(3)	(9)	—	—	(12)
Intercompany capital contribution	—	—	50	(50)	—
Intercompany dividend	—	—	(38)	38	—
Intercompany note payable	—	—	122	(122)	—
Intercompany transactions	445	(428)	8	(25)	—

Net cash provided by (used in) financing activities	6,731	(443)	239	(159)	6,368

Effect of changes in exchange rates on cash and cash equivalents	—	—	1	—	1

Net (decrease) increase in cash and cash equivalents	(361)	11	(4)	(21)	(375)
Cash and cash equivalents, beginning of period	481	45	40	(38)	528

Cash and cash equivalents, end of period	$120	$56	$36	$(59)	$153

Consolidating Statements of Cash Flows

January 1, 2007 Through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(9)	$5	$109	$2	$107

Investing activities
Property and equipment additions	(6)	(25)	—	—	(31)
Net assets acquired (net of cash acquired) and acquisition- related payments	—	(22)	—	—	(22)
Proceeds from sale of preferred stock and warrants	22	—	—	—	22
Change in restricted cash	—	—	(9)	—	(9)
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	16	(47)	(9)	—	(40)

Financing activities
Net change in securitization obligations	—	—	21	—	21
Proceeds from issuances of common stock for equity awards	35	—	—	—	35
Proceeds received from Cendant’s sale of Travelport	5	—	—	—	5
Other, net	4	(3)	—	—	1
Intercompany dividend	—	—	(4)	4	—
Intercompany transactions	130	28	(155)	(3)	—

Net cash provided by (used in) financing activities	174	25	(138)	1	62

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net increase in cash and cash equivalents	181	(17)	(38)	3	129
Cash and cash equivalents, beginning of period	300	62	78	(41)	399

Cash and cash equivalents, end of period	$481	$45	$40	$(38)	$528

Consolidating and Combining Statement of Cash Flows

For the Year Ended December 31, 2006

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6)	$572	$(302)	$(19)	$245

Investing activities
Property and equipment additions	(26)	(103)	(1)	—	(130)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(168)	—	—	(168)
Investment in unconsolidated entities	(4)	—	(7)	—	(11)
Change in restricted cash	(2)	—	1	—	(1)
Other, net	—	(8)	8	—	—

Net cash provided by (used in) investing activities	(32)	(279)	1	—	(310)

Financing activities
Net change in securitization obligations	—	—	121	—	121
Repayment of unsecured borrowings	(1,625)	—	—	—	(1,625)
Proceeds from unsecured borrowings	3,425	—	—	—	3,425
Repurchase of common stock	(884)	—	—	—	(884)
Proceeds from issuances of common stock for equity awards	46	—	—	—	46
Payment to Cendant at separation	(2,183)	—	—	—	(2,183)
Proceeds received from Cendant’s sale of Travelport	1,436	—	—	—	1,436
Change in amounts due (to) from Cendant Corporation	136	(189)	171	—	118
Intercompany dividend	—	—	(27)	27	—
Intercompany transactions	—	(77)	77	—	—
Other, net	(13)	(14)	—	—	(27)

Net cash provided by (used in) financing activities	338	(280)	342	27	427

Effect of changes in exchange rates on cash and cash equivalents	—	—	1	—	1

Net increase in cash and cash equivalents	300	13	42	8	363
Cash and cash equivalents, beginning of period	—	49	36	(49)	36

Cash and cash equivalents, end of period	$300	$62	$78	$(41)	$399

Combining Statement of Cash Flows

For the Year Ended December 31, 2005

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15)	$781	$(127)	$(22)	$617

Investing activities
Property and equipment additions	—	(130)	(1)	—	(131)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(262)	—	—	(262)
Investment in unconsolidated entities	—	(1)	(32)	—	(33)
Change in restricted cash	—	—	5	—	5
Intercompany note receivable	—	1	—	(1)	—
Other, net	—	—	(2)	—	(2)

Net cash used in investing activities	—	(392)	(30)	(1)	(423)

Financing activities
Net change in securitization obligations	—	—	357	—	357
Change in amounts due (to) from Cendant Corporation	15	(456)	(134)	(1)	(576)
Intercompany dividend	—	—	(11)	11	—
Intercompany note payable	—	—	(1)	1	—
Intercompany transactions	—	61	(61)	—	—
Other, net	—	(17)	20	—	3

Net cash provided by (used in) financing activities	15	(412)	170	11	(216)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	(23)	13	(12)	(22)
Cash and cash equivalents, beginning of period	—	72	23	(37)	58

Cash and cash equivalents, end of period	$—	$49	$36	$(49)	$36

22.	SUBSEQUENT EVENTS

On March 14, 2008, Cartus notified the United States General Services Administration (“GSA”) that it has exercised its contractual termination rights with the GSA relating to the relocation of certain U.S. government employees. The termination of this contract significantly reduces the Company’s exposure to the purchase of “at risk” homes, which, due to the downturn in the U.S. residential real estate market and the fixed fee nature of the “at risk” home sale pricing structure, had become unprofitable in 2007. This termination does not apply to contracts with the FDIC, the U.S. Postal Service or to our government business in the United Kingdom, which operate under a different pricing structure.

In connection with the aforementioned termination, on March 14, 2008, the Company amended certain provisions of the Kenosia securitization program (the “Kenosia Amendment”), under which the Company obtains financing for the purchase of the “at risk” homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients. Prior to the Kenosia Amendment, termination of an agreement with a client which had more than 30% of the assets secured under the facility would trigger an amortization event of the Kenosia facility. The Kenosia Amendment was agreed to with Calyon New York Branch, as administrative agent and arranger under the Kenosia Securitization Facility and permits the termination of a client with more than 30% of the assets in Kenosia without triggering an amortization event of this facility. We will maintain limited “at risk” activities with certain other customers, but in conjunction with the Kenosia Amendment the borrowing capacity under Kenosia will be reduced to $100 million in mid July 2008, $70 million in mid December 2008, $20 million in mid March 2009 and to zero in mid June 2009. The Kenosia Amendment also required us to lower the maximum advance rate on the facility to 50% upon execution of the Kenosia Amendment, which caused a reduction in the outstanding balance of $38 million from $175 million to $137 million. As part of the Kenosia Amendment, the borrowing rate spread on the facility was increased by 50 basis points to 150 basis points above LIBOR and certain ratios that could have otherwise resulted in an amortization event as we exit this business were modified in order for us to be able to reduce our “at risk” home inventory without replacing it with new home inventory.

Exhibit Index

Exhibit	Description
2.1	Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed July 31, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed August 23, 2006).

2.3	Agreement and Plan of Merger, dated as of December 15, 2006, by and among Domus Holdings Corp., Domus Acquisition Corp. and Realogy Corporation (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed December 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Realogy Corporation’s Current Report on Form 8-K filed April 16, 2007).

3.2*	Amended and Restated Bylaws of Realogy Corporation, as amended as of February 4, 2008.

4.1	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 10.50% Senior Notes due 2014 (the “10.50% Senior Notes Indenture”) (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.2	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.3	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.4	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.5	Indenture dated as of April 10, 2007 by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 11.00%/11.75% Senior Toggle Notes due 2014 (the “11.00%/11.75% Senior Toggle Notes Indenture”) (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.6	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.7	Supplemental Indenture No. 2 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.8	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.9	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee governing the 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Notes Indenture”) (Incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

Exhibit	Description
4.10	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.11	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.12	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.12 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.13	Form of 10.50% Senior Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.14	Form of 11.00%/11.75% Senior Toggle Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.15	Form of 12.375% Senior Subordinated Notes due 2015 (included in the Indenture incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.16*	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee, relating to the Indenture filed as Exhibit 4.5.

4.17*	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee, relating to the Indenture filed as Exhibit 4.1.

4.18*	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee, relating to the Indenture filed as Exhibit 4.9.

10.1	Tax Sharing Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Current Report on Form 8-K dated July 31, 2006).

10.2	Transition Services Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Current Report on Form 8-K dated July 31, 2006).

10.3	Credit Agreement dated as of April 10, 2007, by and among Realogy Corporation, Domus Intermediate Holdings Corp., the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc. (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253))

10.4	Guarantee and Collateral Agreement dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.5**	Employment Agreement dated as of July 31, 2006 between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.6**	Letter Agreement dated December 19, 2006, between Realogy and Henry R. Silverman amending Employment Agreement between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.7**	Term Sheet dated November 13, 2007, among Domus Holdings Corp., Domus Intermediate Holdings Corp., Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.8**	Option Agreement dated as of November 13, 2007, between Domus Holdings Corp. and Henry R. Silverman (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.9* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Richard A. Smith.

10.10* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Anthony E. Hull.

10.11* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Alexander E. Perriello, III.

10.12* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Bruce G. Zipf.

10.13**	Domus Holdings Corp. 2007 Stock Incentive Plan, as amended and restated as of November 13, 2007 (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.14**	Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.15**	Form of Restricted Stock Agreement between Domus Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.15 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.16**	Form of Management Investor Rights Agreement among Domus Holdings Corp., Apollo Investment Fund VI, L.P., Domus Investment Holdings, LLC and the Holders party thereto (including the named executive officers of Realogy Corporation) (Incorporated by reference to Exhibit 10.16 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253))

10.17**	Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852))

10.18	Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.1 to the Cendant Corporation Current Report on Form 8-K filed February 4, 2005).

10.19	Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.20	Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.21	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.2 to the Cendant Corporation Current Report on Form 8-K filed February 4, 2005).

10.22	Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.23	Consent and Amendment dated as of March 14, 2007, between Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, Sotheby’s International Realty Affiliates, Inc., ERA Franchise Systems, Inc. Century 21 Real Estate LLC and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to PHH Corporation, Current Report on Form 8-K filed March 20, 2007).

10.24	Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., Sotheby’s Holdings, Inc., Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.25	Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware, LLC (as assignee of SPTC, Inc.), Sotheby’s Holdings, Inc., Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Registration Statement on Form 10 (File No. 001-32852)).

10.26	Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware, LLC (as assignee of SPTC, Inc.), Sotheby’s Holdings, Inc., Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.27	Consent of SPTC Delaware, LLC, Sotheby’s Holdings, Inc. and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.28	Joinder Agreement dated as of January 1, 2005, between SPTC Delaware, LLC, Sotheby’s Holdings, Inc., Sotheby’s, and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.14(d) to Realogy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.29	Lease, dated as of December 29, 2000, between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.30	First Amendment of Lease, dated October 16, 2001, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.31	Second Amendment to Lease, dated as of June 7, 2002, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.32	Third Amendment to Lease, dated as of April 28, 2003, by and between DB Real Estate One Campus Drive, L.P. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(c) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.33	Office Building Lease, dated as of August 29, 2003, between MV Plaza, Inc. and Cendant Corporation (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.34	Agreement of Lease, dated as of August 11, 1997, between MMP Realty, LLC and HFS Mobility Services, Inc. (Incorporated by reference to Exhibit 10.15 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.35	First Amendment to Agreement of Lease, dated as of November 4, 2004, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.36	Second Amendment to Agreement of Lease, dated as of April 18, 2005, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.37	Sixth Omnibus Amendment Agreement and Consent, dated as of June 6, 2007, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, The Bank of New York, the conduit purchasers, committed purchasers, managing Agents and Calyon New York Branch (Incorporated by reference to Exhibit 10.37 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.38	Amended and Restated Series 2007-1 Indenture Supplement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007, between Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar (Incorporated by reference to Exhibit 10.38 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.39	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007 among Apple Ridge Funding LLC, Cartus Corporation, the conduit purchasers, committed purchases and managing agents party thereto and Calyon New York Branch, as administrative and lead arranger (Incorporated by reference to Exhibit 10.39 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.40	Amended and Restated CRC Purchase Agreement dated as of June 27, 2007 by and between Cartus Corporation and Cartus Relocation Corporation (Incorporated by reference to Exhibit 10.40 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.41	Amended and Restated Receivables Purchase Agreement dated as of June 27, 2007 by and between Cartus Relocation Corporation and Kenosia Funding, LLC (Incorporated by reference to Exhibit 10.41 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

Exhibit	Description
10.42	Amended and Restated Fee Receivables Purchase Agreement dated as of June 27, 2007 by and between Cartus Corporation and Kenosia Funding, LLC (Incorporated by reference to Exhibit 10.42 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.43	Amended and Restated Servicing Agreement dated as of June 27, 2007 by and between Cartus Corporation, Cartus Relocation Corporation, Kenosia Funding, LLC, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.43 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.44	Amended and Restated Indenture dated as of June 27, 2007 by and between Kenosia Funding, LLC, as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.44 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.45	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007, among Kenosia Funding, LLC, Cartus Corporation, Cartus Relocation Corporation, the commercial paper conduits from time to time party thereto, the financial Institutions from time to time party thereto, the persons from time to time party thereto as managing agents and Calyon New York Branch, as administrative agent and lead arranger (Incorporated by reference to Exhibit 10.45 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.46	Amended and Restated Performance Guaranty, dated as of April 10, 2007, by Realogy in favor of Cartus Relocation Corporation and Kenosia Funding LLC (Incorporated by reference to Exhibit 10.46 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.47	Kenosia Subordinated Note, dated April 10, 2007, by Kenosia Funding LLC in favor of Cartus Corporation (Incorporated by reference to Exhibit 10.47 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.48	Deed of Amendment, dated December 14, 2007 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited (Incorporated by reference to Exhibit 10.48 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.49*	First Omnibus Amendment dated March 14, 2008, among Cartus Corporation, Cartus Relocation Corporation, Kenosia Funding, LLC, as Issuer, The Bank of New York, as trustee, Calyon New York Branch, as administrative agent and as managing agent on behalf of Atlantic Asset Securitization LLC, Atlantic Asset Securitization LLC, as the purchaser, and Realogy Corporation, as performance guarantor, amending or reaffirming the agreements filed as Exhibits 10.40 through 10.46.

10.50* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Kevin J. Kelleher

10.51* **	Form of Option Agreement for Independent Directors

10.52* **	Restricted Stock Award for Independent Directors

10.53* **	First Amendment to the Realogy Corporation Officer Deferred Compensation Plan dated February 29, 2008

10.54* **	2008 Realogy Bonus Plan for Executive Officers

21.1*	Subsidiaries of Realogy Corporation.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this report).

*	Filed herewith.
**	Compensatory plan or arrangement.

Exhibit	Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32*	Certification pursuant to 18 USC Section 1350.

*	Filed herewith.
**	Compensatory plan or arrangement.