Form 10-Q
period 2008-03-31
REALOGY CORP
filed 2008-05-14
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 12, 2008 was 100.

		Page
Forward Looking Statements		1

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Statements of Operations of the Successor for the three months ended March 31, 2008 and Condensed Consolidated Statements of Operations of the Predecessor for the three months ended March 31, 2007	4

	Condensed Consolidated Balance Sheets of the Successor as of March 31, 2008 and December 31, 2007	5

	Condensed Consolidated Statements of Cash Flows of the Successor for the three months ended March 31, 2008 and Condensed Consolidated Statements of Cash Flows of the Predecessor for the three months ended March 31, 2007	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4T.	Controls and Procedures	57

PART II	OTHER INFORMATION	58

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	60

Item 5.	Other Information	64

Item 6.	Exhibits	64

	Signatures	65

FORWARD LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “hope,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

our substantial leverage as a result of the Transactions (as defined within); At March 31, 2008 our total debt (including the current portion) was $6,278 million (which does not include $521 million of letters of credit issued under our synthetic letter of credit facility and an additional $41 million of outstanding letters of credit under our revolving credit facility). In addition, as of March 31, 2008, our current liabilities included $991 million of securitization obligations which were collateralized by $1,272 million of securitization assets that are not available to pay our general obligations. Moreover on April 11, 2008, the Company notified the holders of the Senior Toggle Notes of our intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election is expected to increase the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008. On May 12, 2008, the borrowings under our revolving credit facility were $340 million compared to $45 million at March 31, 2008. The increase in borrowings is primarily related to the Company utilizing the revolving credit facility to pay $239 million of interest on the senior secured credit facility and the Notes in April 2008;

•

an event of default under our senior secured credit facility, including but not limited to failure to maintain the then applicable senior secured leverage ratio, or under our indentures or relocation securitization facilities would materially adversely affect our financial condition, results of operations and business;

•	a continuing drop in consumer confidence and concern that the economy may fall into a deep or prolonged recession;

•

continuing adverse developments in the residential real estate markets, either regionally or nationally, due to lower sales, downward pressure on price, reduced availability of financing or availability only at higher rates and a withdrawal of real estate investors from these markets, including but not limited to:

•	a decline in the number of homesales and/or prices and in broker commission rates and a deterioration in other economic factors that particularly impact the residential real estate market;

•	a negative perception of the market for residential real estate;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure (inadvertent or otherwise) to comply with laws and regulations and any changes in laws and regulations;

•	seasonal fluctuation in the residential real estate brokerage business; and

•	local and regional conditions in the areas where our franchisees and brokerage operations are located;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•

adverse developments in general business, economic and political conditions, including changes in short-term or long-term interest rates or mortgage-lending practices, and any outbreak or escalation of hostilities on a national, regional and international basis;

•	our failure to complete future acquisitions or to realize anticipated benefits from completed acquisitions;

•

our failure to maintain or acquire franchisees and brands in future acquisitions or the inability of franchisees to survive the current real estate downturn or to realize gross commission income at levels that they maintained in recent years;

•	actions by our franchisees that could harm our business;

•	our inability to access capital and/or securitization markets;

•	the loss of any of our senior management or key managers in specific business units;

•

the final resolutions or outcomes with respect to Cendant’s contingent and other corporate assets or contingent litigation liabilities, contingent tax liabilities and other corporate liabilities and any related actions for indemnification made pursuant to the Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”) and the Tax Sharing Agreement dated as of July 28, 2006 among Realogy, Wyndham Worldwide and Travelport regarding the principal transactions relating to our separation from Cendant and the other agreements that govern certain aspects of our relationship with Cendant, Wyndham Worldwide and Travelport, including any adverse impact on our future cash flows or future results of operations;

•	our inability to securitize certain assets of our relocation business, which would require us to find alternative sources of liquidity, which if available, may be on less favorable terms;

•	our inability to achieve the cost savings and other benefits anticipated as a result of our restructuring initiatives or such savings cost more or take longer to implement than we project;

•

the possibility that the distribution of our stock to holders of Cendant’s common stock in connection with the Separation (as defined within), together with certain related transactions and our sale to Apollo, were to fail to qualify as a reorganization for U.S. federal income tax purposes;

•	changes in our ownership structure; and

•	the cumulative effect of adverse litigation or arbitration awards against us and the adverse effect of new regulatory interpretations, rules or laws.

Other factors not identified above, including the risk factors described under the headings “Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” in the 2007 Form 10-K and this report, in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and subsidiaries (the “Company”) as of March 31, 2008 (successor), and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 (successor) and March 31, 2007 (predecessor). These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007 (successor), and the related combined statements of operations, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2008, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to the fact that (i) as discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”), the Company was comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant, (ii) included in Notes 14 and 15 of the consolidated and combined financial statements is a summary of transactions with related parties, (iii) as discussed in Note 15 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006, (iv) as discussed in Note 1 to the consolidated and combined financial statements, effective April 10, 2007, the Company was acquired through a merger in a business combination accounted for as a purchase, and (v) as discussed in Note 2 to the consolidated and combined financial statements, effective January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    Deloitte and Touche LLP

Parsippany, New Jersey

May 14, 2008

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues
Gross commission income	$749	$1,021
Service revenue	184	196
Franchise fees	73	97
Other	48	59

Net revenues	1,054	1,373

Expenses
Commission and other agent-related costs	486	673
Operating	428	444
Marketing	55	74
General and administrative	65	69
Former parent legacy costs (benefit), net	6	(20)
Separation costs	—	2
Restructuring costs	9	—
Merger costs	1	9
Depreciation and amortization	56	34
Interest expense	164	35
Interest income	—	(6)

Total expenses	1,270	1,314

Income (loss) before income taxes and minority interest	(216)	59
Provision for income taxes	(84)	27
Minority interest, net of tax	—	—

Net income (loss)	$(132)	$32

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34	$153
Trade receivables (net of allowance for doubtful accounts of $27 and $16)	138	122
Relocation receivables	1,014	1,030
Relocation properties held for sale	171	183
Deferred income taxes	83	82
Due from former parent	13	14
Other current assets	153	143

Total current assets	1,606	1,727

Property and equipment, net	352	381
Goodwill	3,941	3,939
Trademarks	1,009	1,009
Franchise agreements, net	3,200	3,216
Other intangibles, net	503	509
Other non-current assets	372	391

Total assets	$10,983	$11,172

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$125	$139
Securitization obligations	991	1,014
Due to former parent	558	550
Revolving credit facility	45	—
Current portion of long-term debt	32	32
Accrued expenses and other current liabilities	654	652

Total current liabilities	2,405	2,387

Long-term debt	6,201	6,207
Deferred income taxes	1,154	1,249
Other non-current liabilities	166	129

Total liabilities	9,926	9,972

Commitments and contingencies (Notes 9 and 10)

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	2,007	2,006
Accumulated deficit	(930)	(797)
Accumulated other comprehensive loss	(20)	(9)

Total stockholder’s equity	1,057	1,200

Total liabilities and stockholder’s equity	$10,983	$11,172

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating Activities
Net income (loss)	$(132)	$32
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56	34
Deferred income taxes	(86)	28
Amortization of deferred financing costs	6	1
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(14)	(21)
Relocation receivables and advances	10	59
Relocation properties held for sale	20	35
Accounts payable, accrued expenses and other current liabilities	23	(46)
Due (to) from former parent	8	9
Other, net	5	(61)

Net cash (used in) provided by operating activities	(104)	70

Investing Activities
Property and equipment additions	(11)	(29)
Net assets acquired (net of cash acquired) and acquisition-related payments	(7)	(22)
Proceeds from the sale of preferred stock and warrants	—	22
Investment in unconsolidated entities	(4)	—
Change in restricted cash	3	(1)
Other, net	4	—

Net cash used in investing activities	(15)	(30)

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In millions)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Financing Activities

Net change in revolving credit facility	$45	$—
Repayments made for new term loan credit facility	(8)	—
Note payment for 2006 acquisition of Texas American Title Company	(10)	—
Net change in securitization obligations	(23)	21
Proceeds from issuances of common stock for equity awards	—	37
Other, net	(4)	(1)

Net cash provided by financing activities	—	57

Net (decrease) increase in cash and cash equivalents	(119)	97
Cash and cash equivalents, beginning of period	153	399

Cash and cash equivalents, end of period	$34	$496

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$99	$28
Income tax payments (refunds), net	$—	$(26)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions)

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

On December 15, 2006, the Company entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). In connection with the merger agreement, Holdings established a direct wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”) to hold all of Realogy’s issued and outstanding common stock acquired by Holdings in the merger of Domus Acquisition Corp. with and into Realogy with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007.

The Company incurred indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. See Note 6 “Short and Long Term Debt” for additional information on the indebtedness incurred related to the Merger. In addition, investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity contributed $2,001 million to the Company to complete the Merger. We also refinanced the credit facilities covering our relocation securitization facilities (“the Securitization Facilities Refinancing”). The term “Transactions” refers to, collectively, (1) the Merger, (2) the offering of the notes, (3) the initial borrowings under our senior secured credit facility, including our synthetic letter of credit facility, (4) the equity investment, and (5) the Securitization Facilities Refinancings.

Although Realogy continues as the same legal entity after the Merger, the consolidated financial statements for 2007 included in the 2007 Form 10-K were presented for two periods: January 1, 2007 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The accompanying Condensed Consolidated Statements of Operations and Cash Flows are presented for the three months ended March 31, 2007 (the “Predecessor Period”) and the three months ended March 31, 2008 (the “Successor Period”). The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost as well as the effect of the Transactions.

The accompanying Condensed Consolidated Financial Statements of the Company and the Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2008 and December 31, 2007, and the results of our operations and cash flows for the quarter ended March 31, 2008 and 2007. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

These interim Condensed Consolidated Financial Statements of the Company and Predecessor should be read in conjunction with the Consolidated and Combined Financial Statements of the Company and the Predecessor for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty® and Coldwell Banker Commercial® brand names. On October 8, 2007, the Company announced that it entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). The licensing agreement between Realogy and Meredith becomes operational on July 1, 2008.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names.

•

Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

•

Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.

Purchase Price Allocation

We accounted for the Merger in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, whereby the purchase price paid to effect the Merger is allocated to recognize the acquired assets and liabilities at fair value. The purchase price of $6,761 million included the purchase of 217.8 million shares of outstanding common stock, the settlement of outstanding stock-based awards and $68 million in direct acquisition costs.

In accordance with the provisions of SFAS No. 141, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed:

Current assets	$2,173
Property and equipment, net	368
Intangible assets	5,685
Goodwill	4,048
Other non-current assets	293
Current liabilities	(2,128)
Deferred income tax liabilities	(1,754)
Long-term debt	(1,800)
Other non-current liabilities	(124)

Total purchase price allocation	$6,761

Pro Forma Financial Information

The Company’s pro forma results of operations for the three months ended March 31, 2007, assuming that the Merger occurred as of January 1, 2007, results in revenues and net loss of $1.4 billion and $0.2 billion, respectively. This pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the Merger had actually occurred at the beginning of each period presented, or of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, depreciation and amortization, interest expense and related tax effects.

Impairment of Goodwill and Other Indefinite Life Intangibles

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing as of October 1st of each year subsequent to completing its annual forecasting process. During the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and unamortized intangible assets. This review resulted in an impairment charge for the year ended December 31, 2007 of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The Company continues to assess events and circumstances that would indicate an impairment has occurred given the current state of the housing market. The Company believes that no events or circumstances have occurred during the three months ended March 31, 2008 that would require the Company to reassess goodwill and other intangible assets for impairment.

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS No. 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

The Company uses foreign currency forward contracts largely to manage its exposure to changes to foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Canadian dollar, Singapore dollar and Euro. In accordance with SFAS No. 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. The fluctuations in the value of these forward contracts do, however, significantly offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates with an aggregate notional value of $775 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and the unfavorable change in the fair market value of the swaps of $24 million, net of income taxes, is recorded in accumulated other comprehensive income at March 31, 2008.

Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company deferred the adoption of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2008 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps, net (primarily included in other non-current liabilities)	$—	$(24)	$—	$(24)
Foreign exchange forwards, net (included in other current assets)	—	1	—	1
Deferred compensation plan assets (included in other non-current assets)	4	—	—	4

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at March 31, 2008:

	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	991	991
Revolving credit facility	45	45
Term loan facility	3,147	3,147
Fixed Rate Senior Notes	1,682	1,135
Senior Toggle Notes	544	316
Senior Subordinated Notes	860	383

The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, trade receivables, relocation receivables, relocation properties held for sale, accounts payable and accrued liabilities and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The term loan facility is subject to variable interest rates.

Defined Benefit Pension Plan

The net periodic pension benefit for the three months ended March 31, 2008 was less than $1 million and is comprised of a benefit of $2 million for the expected return on assets offset by interest cost of approximately $2 million. The net periodic pension benefit for the three months ended March 31, 2007 was less than $1 million and is comprised of a benefit of $2 million for the expected return on assets offset by interest cost of approximately $2 million.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 introduced significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008. In addition, SFAS No. 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and is evaluating the impact of its adoption on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income (loss)	$(132)	$32
Foreign currency translation adjustments	1	—
Unrealized loss on interest rate hedges, net	(12)	—

Total comprehensive income (loss)	$(143)	$32

The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

3. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded in the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Operations since their respective dates of acquisition. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded in the Company’s Consolidated Balance Sheets as adjustments to the purchase price or in the Company’s Consolidated Statements of Operations as expenses, as appropriate.

In connection with the Company’s acquisition of real estate brokerage operations, the Company obtains contractual pendings and listings intangible assets, which represent the estimated fair values of homesale transactions that are pending closing or homes listed for sale by the acquired brokerage operations. Pendings and listings intangible assets are amortized over the estimated closing period of the underlying contracts and homes listed for sale, which in most cases, is approximately five months.

For the three months ended March 31, 2008 and 2007, the Company made earnout payments of $4 million and $18 million, respectively, in connection with previously acquired businesses.

2008 ACQUISITIONS

During the three months ended March 31, 2008, the Company acquired two real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $1 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of approximately $1 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

2007 ACQUISITIONS

During the three months ended March 31, 2007, the Company acquired three real estate brokerage operations through NRT for approximately $1 million of cash, in the aggregate.

4. INTANGIBLE ASSETS

Intangible assets consisted of:

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$2,019	$70	$1,949	$2,019	$54	$1,965
License agreement (b)	45	1	44	45	1	44
Pendings and listings (c)	2	2	—	2	1	1
Customer relationship (d)	467	25	442	467	19	448
Other (e)	7	2	5	7	1	6

	$2,540	$100	$2,440	$2,540	$76	$2,464

Unamortized Intangible Assets
Goodwill	$3,941			$3,939

Franchise agreement with NRT (f)	$1,251			$1,251
Trademarks (g)	1,009			1,009
Title plant shares (h)	12			10

	$2,272			$2,270

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).
(d)	Relates to the customer relationships at Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(g)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial, Sotheby’s International Realty, and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(h)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

The changes in the gross carrying amount of goodwill are as follows:

	Balance at January 1, 2008	2008 Additions (a)	Balance at March 31, 2008
Real Estate Franchise Services	$2,260	$—	$2,260
Company Owned Real Estate Brokerage Services	766	2	768
Relocation Services	596	—	596
Title and Settlement Services	317	—	317

Total Company	$3,939	$2	$3,941

(a)	$1 million relates to purchase accounting fair value adjustments and $1 million relates to the acquisitions of real estate brokerages by NRT.

Amortization expense relating to intangible assets was as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Franchise agreements	$16	$4
Pendings and listings	1	—
Customer relationships	6	—
Other	1	1

Total	$24	$5

Based on the Company’s amortizable intangible assets as of March 31, 2008, the Company expects related amortization expense for the remainder of 2008, the four succeeding years and thereafter to approximate $71 million, $94 million, $94 million, $94 million, $94 million and $1,993 million, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31, 2008	December 31, 2007
Accrued payroll and related employee costs	$66	$114
Accrued volume incentives	18	35
Deferred income	106	97
Accrued interest	225	146
Other	239	260

	$654	$652

6. SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	March 31, 2008	December 31, 2007
Senior Secured Credit Facility:
Revolving credit facility	$45	$—
Term loan facility	3,147	3,154
Fixed Rate Senior Notes	1,682	1,681
Senior Toggle Notes	544	544
Senior Subordinated Notes	860	860
Securitization Obligations:
Apple Ridge Funding LLC	666	670
U.K. Relocation Receivables Funding Limited	188	169
Kenosia Funding LLC	137	175

	$7,269	$7,253

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized and is reduced by 1% each year. The amount available under the synthetic letter of credit was reduced to $522 million on December 31, 2007 and to $521 at March 31, 2008. On April 26, 2007 the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities and will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

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

The Company’s senior secured credit facility contains financial, affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement and, commencing March 31, 2008 and quarterly thereafter, requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount. Specifically the Company’s senior secured net debt to trailing 12 month Adjusted EBITDA, as defined in the credit facility, may not exceed 5.6 to 1 during the first two quarters of the calculation period. That ratio steps down to 5.35 to 1 at September 30, 2008, further steps down to 5.0 to 1 at September 30, 2009 and steps down to 4.75 to 1 at March 31, 2011 and thereafter. At March 31, 2008, the Company was in compliance with its senior secured leverage ratio.

A breach of the senior secured leverage ratio or any of the other affirmative or restrictive covenants would result in a default under the Company’s senior secured credit facility. In the event of a breach of the senior secured leverage ratio for any trailing twelve month period, the Company has the right to cure the default through the issuance of Holdings equity securities for cash, which in turn is contributed to the capital of the Company in an amount sufficient to cure the breach. This cure is only available in three of any four consecutive quarters. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to the Company;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require the Company to apply all of our available cash to repay these borrowings; or

•	could prevent the Company from making payments on the senior subordinated notes;

any of which could result in an event of default under the Notes (as defined below) and the Securitization Facilities.

If the Company was unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged the majority of the Company’s assets as collateral under the senior secured credit facility.

FIXED RATE SENIOR NOTES DUE 2014, SENIOR TOGGLE NOTES DUE 2014 AND SENIOR SUBORDINATED NOTES DUE 2015

On April 10, 2007, the Company issued in a private placement $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes” and, together with the Fixed Rate Senior Notes and Senior Toggle Notes issued in April 2007, the “old notes”).

On February 15, 2008, we completed an exchange offer of exchange notes for the old notes. The exchange notes refer to the 10.50% Senior Notes due 2014, the 11.00%/11.75% Senior Toggle Notes due 2014 and the 12.375% Senior Subordinated Notes due 2015, registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement filed on Form S-4 and declared effective by the SEC on January 9, 2008. The term “Notes” refers to the old notes and the exchange notes.

The Fixed Rate Senior Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Each Fixed Rate Senior Note bears interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Interest on the Senior Toggle Notes is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Interest for the first interest period commencing on the Issue Date shall be payable entirely in cash. After October 15, 2011, the Company will make all interest payments on the Senior Toggle Notes entirely in cash. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. On April 11, 2008, the Company notified the holders of the senior toggle notes of the Company’s intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election is expected to be an increase in the principal amount of the Senior Toggle Notes by $32 million on October 15, 2008. This PIK Interest election is now the default election for future interest periods unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will mature on April 15, 2015. Each Senior Subordinated Note bears interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

The Company’s Notes contain various covenants that limit the Company’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or to make other payments to the Company;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of the Company’s assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Notes.

The Fixed Rate Senior Notes and Senior Toggle Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each of the Company’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions.

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	March 31, 2008	December 31, 2007
Apple Ridge Funding LLC	$666	$670
U.K. Relocation Receivables Funding Limited	188	169
Kenosia Funding LLC	137	175

	$991	$1,014

The Company issues secured obligations through Apple Ridge Funding LLC, U.K. Relocation Receivables Funding Limited and Kenosia Funding LLC. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities, including properties held for sale, are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into these securitization programs. As new relocation management agreements are entered into, the new agreements may also be designated for one of the securitization programs.

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $1,272 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at March 31, 2008 and December 31, 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $14 million and $13 million, for the three months ended March 31, 2008 and 2007, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables, advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 5.4% and 5.8% for the three months ended March 31, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

Kenosia Funding LLC

Prior to the amendment discussed below, the Kenosia Funding LLC securitization program was a five year agreement and under this program, the Company obtains financing for the purchase of the at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

On March 14, 2008, the Company notified the United States General Services Administration (“GSA”) that it had exercised its contractual termination rights with the GSA relating to the relocation of certain U.S. government employees. This termination does not apply to contracts with the FDIC, the U.S. Postal Service or to our government business in the United Kingdom, which operate under a different pricing structure.

In connection with the aforementioned termination, on March 14, 2008, the Company amended certain provisions of the Kenosia securitization program (the “Kenosia Amendment”). Prior to the Kenosia Amendment, termination of an agreement with a client which had more than 30% of the assets secured under the facility would trigger an amortization event of the Kenosia facility. The Kenosia Amendment permits the termination of a client with more than 30% of the assets in Kenosia without triggering an amortization event of this facility.

The Company will maintain limited at-risk activities with certain other customers, but in conjunction with the Kenosia Amendment the borrowing capacity under the Kenosia securitization program will be reduced to $100 million in July 2008, $70 million in December 2008, $20 million in March 2009 and to zero in June 2009. The Kenosia Amendment also required that the maximum advance rate on the facility be lowered to 50%, increased the borrowing rate by 50 basis points to 150 basis points above LIBOR, and modified certain ratios tied to the performance of the underlying assets. These modifications allowed the program to modify certain ratios that may have resulted in an amortization event as the Company exits the government at-risk business and reduces the inventory of homes without replacing it with new home inventory.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five year term. It does not have a commercial paper program. The sponsoring financial institution is the direct lender to this securitization. This program is subject to termination at the end of the five year agreement and would amortize if not renewed. This program has restrictive covenants, including those relating to financial reporting, mergers and change of control, and events of default. The events of default include non-payment of the indebtedness and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. Upon an event of default, the lending institution may amortize the indebtedness under the facility and terminate the program. See Note 13, “Subsequent Events” for additional information on an amendment to the program.

SHORT TERM BORROWING FACILTIES

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these funds for its use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $550 million as of March 31, 2008. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $2 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. These amounts are recorded within net revenue in the accompanying Condensed Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at March 31, 2008 or December 31, 2007. The average amount of short term borrowings outstanding during the three months ended March 31, 2008 and 2007 was approximately $197 million and $228 million, respectively.

ISSUANCE OF INTEREST RATE SWAPS

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates and notional amounts to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007 for an aggregate notional amount of $775 million. The Company is utilizing pay-fixed interest rate (and receive 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount of 5-year at 4.93%, (ii) $350 million notional amount of 3-year at 4.835% and (iii) $200 million notional amount of 1.5-year at 4.91%. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and, therefore, the unfavorable change in the fair market value of the swaps of $24 million, net of income taxes, is recorded in accumulated other comprehensive loss at March 31, 2008.

AVAILABLE CAPACITY

As of March 31, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$45	$664
Term loan facility (2)	October 2013	3,147	3,147	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,682	—
Senior Toggle Notes (4)	April 2014	550	544	—
Senior Subordinated Notes (5)	April 2015	875	860	—
Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	666	184
U.K. Relocation Receivables Funding Limited (6)	April 2012	198	188	10
Kenosia Funding LLC (6) (7)	June 2009	175	137	38

		$8,245	$7,269	$896

(1)	The available capacity under the revolving credit facility is reduced by $41 million of outstanding letters of credit at March 31, 2008.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 7.51% at March 31, 2008.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $18 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $6 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $15 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Effective with the Kenosia amendment dated March 14, 2008, the borrowing capacity will be reduced to $100 million in July 2008, $70 million in December 2008, $20 million in March 2009 and to zero in June 2009.

7. RESTRUCTURING COSTS

2008 Restructuring Program

During the first quarter of 2008, the Company, primarily the Company Owned Real Estate Brokerage Services segment committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$2	$6	$1	$9
Cash payments and other reductions	(1)	(2)	(1)	(4)

Balance at March 31, 2008	$1	$4	$—	$5

Total 2008 restructuring charges are as follows:

	Costs Expected to Be Incurred	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of March 31, 2008
Company Owned Real Estate Brokerage Services	$30	$—	$8	$(3)	$5
Title and Settlement Services	1	—	1	(1)	—

	$31	$—	$9	$(4)	$5

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The Company recognized $35 million of restructuring expense in 2007 and the remaining liability at December 31, 2007 was $21 million. During the three months ended March 31, 2008, the Company recognized less than $1 million of additional expense related to the 2007 restructuring activities and the remaining liability at March 31, 2008 is $15 million.

8. STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of Common Stock, restricted stock units and other awards settleable in, or based upon, Common Stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.5 million of restricted shares to senior officers. One half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Board, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. The vesting terms of Mr. Silverman are similar to the terms of the other employee grants. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. As of March 31, 2008, the total number of shares available for future grant is approximately one million shares.

Stock Options and Restricted Stock Grants

In the three months ended March 31, 2008, the Company granted 50,000 stock options and 9,000 shares of restricted stock to a director of the Company. The stock options vest ratably over a four year period.

The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions noted in the following table. Expected volatility is based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, which is estimated using the simplified method. The risk free interest rate is based on the U.S. Treasury yield curve at the time of the grant.

The weighted average assumptions utilized to determine the value of the stock options are as follows:

Expected volatility	32%
Expected term (years)	6.25
Risk-free interest rate	3.0%
Dividend yield	—

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Shares
	A	B	C
Outstanding at December 31, 2007	8.0	4.1	4.1	0.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at March 31, 2008	8.0	4.1	4.1	0.5

Exercisable at March 31, 2008	—	—	—	—

Weighted average remaining contractual term (years)	9.22	9.22	9.22
Weighted average grant date fair value per share	$3.69	$3.02	$2.47	$10.00

As of March 31, 2008, there was $28 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $22 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and the restricted shares will be recorded in future periods as compensation expense over a weighted average period of approximately 4.0 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense related to the incentive equity awards granted by the Company and Holdings.

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Awards granted by Realogy	$—	$5
Awards granted by Holdings	2	—

Total	$2	$5

9. SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant stockholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is responsible for 62.5%. At separation, the amount of liabilities which were assumed by the Company approximated $843 million. This amount was comprised of certain Cendant Corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Wyndham Worldwide and Travelport. These arrangements were valued upon the Company’s separation from Cendant in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The majority of the liabilities noted above are classified as due to former parent in the Condensed Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. The due to former parent balance was $558 million and $550 million at March 31, 2008 and December 31, 2007, respectively.

Rollforwards of the contingent litigation settlement liabilities and contingent tax liabilities are noted below.

Rollforward of Contingent Litigation Settlement Liabilities
Balance at December 31, 2007	$103
Payments related to the settlement of legal matters	(12)
Net increase in settlement liabilities	1

Balance at March 31, 2008	$92

Rollforward of Contingent Tax Liabilities
Balance at December 31, 2007	$353
Payment related to tax liabilities	—

Balance at March 31, 2008	$353

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH Corporation (“PHH”) to its stockholders. In connection with the spin-off, the Company entered a venture, PHH Home Loans, LLC (“PHH Home Loans”) with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. The Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. The Company also entered into a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees and a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues, including equity earnings, of $5 million and $2 million during the three month period ended March 31, 2008 and 2007, respectively and the Company invested an additional $1 million of cash in PHH Home Loans during the quarter ended March 31, 2008. In addition, the Company recorded a $1 million reduction in retained earnings and investment in PHH Home Loans related to the venture’s adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Adjustments” in the three month period ended March 31, 2008.

Transactions with Affinion Group Holdings, Inc. (an Affiliate of Apollo)

In connection with Cendant’s sale of its former Marketing Services division in October 2005, Cendant received preferred stock with a fair value of $83 million (face value of $125 million) and warrants with a fair value of $3 million in Affinion Group Holdings, Inc. (“Affinion”) as part of the purchase price consideration. At Separation, the Company received the right to 62.5% of the proceeds from Cendant’s investment in Affinion and the value recorded by the Company on August 1, 2006 was $58 million. In January 2007, the Company received from the former parent $66 million, or 62.5%, of cash proceeds related to the former parent’s redemption of a portion of preferred stock investment with a book value of $46 million resulting in a gain of approximately $20 million which is included in former parent legacy costs (benefit), net in the Condensed Consolidated Statements of Operations. In March 2007, the Company’s former parent transferred 62.5% of the remaining investment in Affinion preferred stock and warrants to the Company, which simultaneously sold such preferred stock and warrants to two stockholders of Affinion who are affiliates of Apollo for $22 million resulting in a gain of $5 million which is included in former parent legacy costs (benefit), net in the Condensed Consolidated Statements of Operations.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2008 the Company has recognized revenue related to these transactions of less than $1 million in the aggregate.

10. COMMITMENTS AND CONTINGENCIES

Litigation

In addition to the former parent contingent liability matters disclosed in Note 9 “Separation Adjustments and Transactions with Former Parent and Subsidiaries”, the Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) concerning alleged violations of RESPA and California’s Unfair Competition Law with respect to whether a product and service provided by a joint venture to which the Company was a party constitutes a settlement service; (iii) contending that a group of independent contractor agents working in a particular NRT brokerage office are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision; and (iv) concerning claims generally against the company owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services.

On September 7, 2007, the Court granted summary judgment on the breach of contract claims asserted by plaintiffs in the legacy Cendant Litigation, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”). The Credentials Litigation commenced in February 2000 and is a contingent liability of Cendant that was assigned to Realogy and Wyndham Worldwide Corporation under the Separation Agreement. The summary judgment award plus interest through March 31, 2008 is approximately $97 million and provides for the award of attorneys’ fees to the plaintiff. Under the terms of the Separation Agreement, the Company’s portion of any actual liability would be 62.5% of the aggregate liability amount including any related fees and costs. Based upon the summary judgment decision, the Company has reserved $64 million for this matter. Following the adverse summary judgment decision, Cendant filed a motion for reconsideration, which was denied by the court on May 7, 2008. The Company intends to take all steps reasonable and necessary to appeal the summary judgment decision.

The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued for could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

In addition, in the absence of an express agreement to the contrary, at the closing of any merger, acquisition, financing and similar transaction with a related transaction or enterprise value equal to or greater than $200 million, Apollo will receive a fee equal to 1% of the aggregate transaction or enterprise value paid to or provided by such entity or its stockholders (including the aggregate value of (i) equity securities, warrants, rights and options acquired or retained, (ii) indebtedness acquired, assumed or refinanced and (iii) any other consideration or compensation paid in connection with such transaction). The Company will agree to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the management fee agreement.

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $550 million and $442 million at March 31, 2008 and December 31, 2007, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

11. SEGMENT INFORMATION

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations), income tax provision and minority interest, each of which is presented in the Company’s Condensed Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a)
	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Real Estate Franchise Services	$152	$197
Company Owned Real Estate Brokerage Services	770	1,033
Relocation Services	108	124
Title and Settlement Services	81	88
Corporate and Other (b)	(57)	(69)

Total Company	$1,054	$1,373

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $57 million and $69 million for the three months ended March 31, 2008 and 2007, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $7 million and $12 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three months ended March 31, 2008 and 2007, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Real Estate Franchise Services	$80	$122
Company Owned Real Estate Brokerage Services	(60)	(21)
Relocation Services	—	20
Title and Settlement Services	(2)	3
Corporate and Other	(14)	(2)

Total Company	4	122
Less:
Depreciation and amortization	56	34
Interest (income) expense, net	164	29

Income (loss) before income taxes and minority interest	$(216)	$59

(a)	Includes $9 million, $6 million and $1 million of restructuring costs, former parent legacy costs and merger costs, respectively, for the three months ended March 31, 2008, compared to $9 million of merger costs and $2 million of separation costs, offset by a benefit of $20 million of former parent legacy costs for the three months ended March 31, 2007.

12. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Operations and Cash Flows for: (i) Realogy Corporation (the “Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Company on a consolidated basis. The guarantor subsidiaries are comprised of 100% owned entities, and guarantee on an unsecured senior subordinated basis the Senior Subordinated Notes and on an unsecured senior basis the Fixed Rate Senior Notes and Senior Toggle Notes. Guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$749	$—	$—	$749
Service revenue	—	140	44	—	184
Franchise fees	—	73	—	—	73
Other	—	48	—	—	48

Net revenues	—	1,010	44	—	1,054

Expenses
Commission and other agent-related costs	—	486	—	—	486
Operating	—	396	32	—	428
Marketing	—	54	1	—	55
General and administrative	8	54	3	—	65
Former parent legacy costs (benefit), net	6	—	—	—	6
Restructuring costs	—	9	—	—	9
Merger costs	—	1	—	—	1
Depreciation and amortization	3	53	—	—	56
Interest expense	163	1	—	—	164
Intercompany transactions	6	(6)	—	—	—

Total expenses	186	1,048	36	—	1,270

Income (loss) before income taxes and minority interest	(186)	(38)	8	—	(216)
Provision for income taxes	(73)	(14)	3	—	(84)
Minority interest	—	—	—	—	—
Equity in earnings of subsidiaries	(19)	5	—	14	—

Net income (loss)	$(132)	$(19)	$5	$14	$(132)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,021	$—	$—	$1,021
Service revenue	—	154	42	—	196
Franchise fees	—	97	—	—	97
Other	—	55	4	—	59

Net revenues	—	1,327	46	—	1,373
Expenses
Commission and other agent-related costs	—	673	—	—	673
Operating	—	411	33	—	444
Marketing	—	74	—	—	74
General and administrative	11	56	2	—	69
Former parent legacy costs (benefit), net	(19)	(1)	—	—	(20)
Separation costs	2	—	—	—	2
Merger costs	9	—	—	—	9
Depreciation and amortization	2	32	—	—	34
Interest expense	34	1	—	—	35
Interest income	(5)	(1)	—	—	(6)
Intercompany transactions	12	(12)	—	—	—

Total expenses	46	1,233	35	—	1,314
Income (loss) before income taxes and minority interest	(46)	94	11	—	59
Provision for income taxes	(15)	37	5	—	27
Minority interest	—	—	—	—	—
Equity in earnings of subsidiaries	63	6	—	(69)	—

Net income (loss)	$32	$63	$6	$(69)	$32

Condensed Consolidating Balance Sheet

As of March 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$57	$19	$(42)	$34
Trade receivables, net	—	117	21	—	138
Relocation receivables	—	(18)	1,032	—	1,014
Relocation properties held for sale	—	(59)	230	—	171
Deferred income taxes	63	20	—	—	83
Intercompany note receivable	—	130	17	(147)	—
Due from former parent	13	—	—	—	13
Other current assets	25	115	70	(57)	153

Total current assets	101	362	1,389	(246)	1,606
Property and equipment, net	57	293	2	—	352
Goodwill	—	3,941	—	—	3,941
Trademarks	—	1,009	—	—	1,009
Franchise agreements, net	—	3,200	—	—	3,200
Other intangibles, net	—	503	—	—	503
Other non-current assets	144	91	137	—	372
Investment in subsidiaries	9,303	207	—	(9,510)	—

Total assets	$9,605	$9,606	$1,528	$(9,756)	$10,983

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$14	$196	$14	$(99)	$125
Securitization obligations	—	—	991	—	991
Intercompany note payable	—	17	130	(147)	—
Due to former parent	558	—	—	—	558
Revolving credit facility	45	—	—	—	45
Current portion of long term debt	32	—	—	—	32
Accrued expenses and other current liabilities	272	331	51	—	654
Intercompany payables	912	(1,035)	123	—	—

Total current liabilities	1,833	(491)	1,309	(246)	2,405
Long-term debt	6,201	—	—	—	6,201
Deferred income taxes	(276)	1,430	—	—	1,154
Other non-current liabilities	790	(636)	12	—	166

Total liabilities	8,548	303	1,321	(246)	9,926

Total stockholder’s equity	1,057	9,303	207	(9,510)	1,057

Total liabilities and stockholder’s equity	$9,605	$9,606	$1,528	$(9,756)	$10,983

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$120	$56	$36	$(59)	$153
Trade receivables, net	—	95	27	—	122
Relocation receivables	—	(14)	1,045	(1)	1,030
Relocation properties held for sale	—	(58)	241	—	183
Deferred income taxes	62	20	—	—	82
Intercompany note receivable	—	122	—	(122)	—
Due from former parent	14	—	—	—	14
Other current assets	10	119	35	(21)	143

Total current assets	206	340	1,384	(203)	1,727
Property and equipment, net	59	319	3	—	381
Goodwill	—	3,944	(5)	—	3,939
Trademarks	—	1,009	—	—	1,009
Franchise agreements, net	—	3,216	—	—	3,216
Other intangibles, net	—	509	—	—	509
Other non-current assets	164	91	136	—	391
Investment in subsidiaries	9,323	216	—	(9,539)	—

Total assets	$9,752	$9,644	$1,518	$(9,742)	$11,172

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8	$197	$14	$(80)	$139
Securitization obligations	—	—	1,014	—	1,014
Intercompany note payable	—	—	122	(122)	—
Due to former parent	550	—	—	—	550
Current portion of long term debt	32	—	—	—	32
Accrued expenses and other current liabilities	205	414	34	(1)	652
Intercompany payables	968	(1,073)	105	—	—

Total current liabilities	1,763	(462)	1,289	(203)	2,387
Long-term debt	6,207	—	—	—	6,207
Deferred income taxes	(166)	1,415	—	—	1,249
Other non-current liabilities	57	59	13	—	129
Intercompany liabilities	691	(691)	—	—	—

Total liabilities	8,552	321	1,302	(203)	9,972

Total stockholder’s equity	1,200	9,323	216	(9,539)	1,200

Total liabilities and stockholder’s equity	$9,752	$9,644	$1,518	$(9,742)	$11,172

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(73)	$(27)	$(9)	$5	$(104)

Investing activities
Property and equipment additions	(1)	(10)	—	—	(11)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(7)	—	—	(7)
Investment in unconsolidated entities	—	(2)	(2)	—	(4)
Change in restricted cash	—	—	3	—	3
Intercompany note receivable	—	(9)	(16)	25	—
Other, net	—	4	—	—	4

Net cash provided by (used in) investing activities	(1)	(24)	(15)	25	(15)

Financing activities
Net change in revolving credit facility	45	—	—	—	45
Payments made for new term loan facility	(8)	—	—	—	(8)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(23)	—	(23)
Other, net	(1)	(3)	—	—	(4)
Intercompany dividend	—	—	(12)	12	—
Intercompany note payable	—	16	9	(25)	—
Intercompany transactions	(82)	49	33	—	—

Net cash provided by (used in) financing activities	(46)	52	7	(13)	—

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(120)	1	(17)	17	(119)

Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$—	$57	$19	$(42)	$34

Condensed Combining Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(54)	$37	$81	$6	$70

Investing activities
Property and equipment additions	(6)	(23)	—	—	(29)
Net assets acquired (net of cash acquired) and acquisition- related payments	—	(22)	—	—	(22)
Proceeds from the sale of preferred stock and warrants	22	—	—	—	22
Change in restricted cash	—	—	(1)	—	(1)
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	16	(45)	(1)	—	(30)

Financing activities
Net change in securitization obligations	—	—	21	—	21
Proceeds from issuance of common stock for equity awards	37	—	—	—	37
Other, net	2	(3)	—	—	(1)
Intercompany dividend	—	—	(7)	7	—
Intercompany transactions	87	11	(98)	—	—

Net cash provided by (used in) financing activities	126	8	(84)	7	57

Net increase (decrease) in cash and cash equivalents	88	—	(4)	13	97
Cash and cash equivalents, beginning of period	300	62	78	(41)	399

Cash and cash equivalents, end of period	$388	$62	$74	$(28)	$496

13. SUBSEQUENT EVENTS

Corporate Aircraft Lease Termination

On April 18, 2008, the Company entered into an agreement to terminate the $28 million corporate aircraft capital lease agreement and returned the aircraft to the lessor. As a result of the lease termination, the Company was refunded $13 million of the Company’s security deposit and recognized a $3 million loss to reduce the carrying value of the corporate aircraft asset at March 31, 2008.

UK Securitization Amendment

On May 12, 2008 the Company amended its U.K. Relocation Receivables Funding Limited securitization principally to include the following provisions: 1) to grant the bank a security interest in the relocation and related assets; 2) to allow funding through a commercial paper program guaranteed by the financial institution; and 3) to add servicer defaults and to modify the maximum advance rate levels, in each case tied to the performance of the underlying asset base.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated and Combined Financial Statements and accompanying Notes included in the 2007 Form 10-K. The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the Merger and related transactions. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before income taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this report and in our 2007 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward looking statements.

Except as otherwise indicated or unless the context otherwise requires, the terms “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its consolidated subsidiaries. “Cendant Corporation” and “Cendant” refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006 and its consolidated subsidiaries, particularly in the context of its business and operations prior to, and in connection with, our separation from Cendant and “Avis Budget” and “Avis Budget Group, Inc.” refer to the business and operations of Cendant following our separation from Cendant.

Although Realogy continues as the same legal entity after the Merger, the accompanying Condensed Consolidated Statements of Operations and Cash Flows are presented for the three months ended March 31, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and the three months ended March 31, 2008 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost as well as the effect of the Transactions.

The aggregate consideration paid in the Merger has been allocated to state the acquired assets and liabilities at fair value as of the acquisition date. The fair value adjustments (i) increased the carrying value of certain of our assets and liabilities, (ii) established or increased the carrying value of intangible assets for our tradenames, customer relationships, franchise agreements and pendings and listings and (iii) revalued our long-term benefit plan obligations and insurance obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased.

As discussed under the heading “Industry Trends”, the domestic residential real estate market is in a significant downturn. As a result, our results of operations in the first quarter of 2008 have been adversely affected compared to our operating results in the first quarter of 2007. Although cyclical patterns are typical in the housing industry the depth and length of the current downturn has proved exceedingly difficult to predict. Despite the current downturn, we believe that the housing market will continue to benefit from expected positive long-term demographic trends, such as population growth and increasing home ownership rates, and economic fundamentals including rising gross domestic product and historically moderate interest rates. We believe that our size and scale will enable us to withstand the current downward trends and enable us to benefit from the developments above and position us favorably for anticipated future improvement in the U.S. existing housing market.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•	Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty® and Coldwell Banker

Commercial® brand names. On October 8, 2007, the Company announced that it entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). The licensing agreement between Realogy and Meredith becomes operational on July 1, 2008.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names.

•

Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as home sale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

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

Merger Agreement with Affiliates of Apollo Management VI, L.P.

On December 15, 2006, the Company entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). In connection with the merger agreement, Holdings established a direct wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”) to hold all of Realogy’s issued and outstanding common stock acquired by Holdings in the merger (the “Merger”). As a result of the Merger which was consummated on April 10, 2007, Holdings acquired the outstanding shares of Realogy through Intermediate pursuant to the merger of Domus Acquisition Corp. with and into Realogy with Realogy being the surviving entity.

The Company incurred substantial indebtedness in connection with the Merger and related transactions, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay all related fees and expenses. See Note 6 “Short and Long Term Debt” for additional information on the indebtedness incurred related to the Merger. In addition, investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity contributed $2,001 million to the Company to complete the Merger.

Our high level of debt limits our investment and acquisition opportunities and forces us to manage our business very cautiously to meet our debt service obligations while maintaining adequate cash for operational purposes. A prolonged industry or economic downturn will put even greater pressure on the Company and increase the difficulties we face in managing our substantial debt as discussed more fully under “Risk Factors” in our 2007 Form 10-K and this report.

Industry Trends

Our businesses compete primarily in the domestic residential real estate market which currently is in a significant downturn due to various factors including significant price appreciation and increased transaction activity during the first half of this decade, driven in part by the expansive use of housing financing vehicles that made credit more broadly available than in recent housing market history. New, tighter credit constraints inhibiting buyers, an exceptionally large inventory of unsold homes and a significant decrease in consumer confidence has resulted in decreasing sales volumes and downward pressure on housing prices. According to the Reuters/University of Michigan Surveys of Consumers, issued in April 2008, consumer confidence fell to its lowest level in 26 years. The Reuters/University of Michigan Surveys of Consumers reported that its preliminary index of confidence fell to 62.6 in April 2008 from 69.5 in March 2008, well below economists’ median expectation of a slight fall to 69.0, according to a Reuters poll. According to this survey, the April 2008 consumer confidence index is the lowest since March 1982’s level of 62.0. Fueling the drop in consumer confidence is the fear that the economy may fall into a recession, which is commonly defined as two straight quarters of economic decline. GDP increased at a rate of 0.6% in the fourth quarter of 2007 and the first quarter of 2008 which is far below the 4.9% pace in the third quarter of 2007.

Although cyclical patterns are typical in the housing industry the depth and length of the current downturn has proven exceedingly difficult to predict particularly because of the related disruptions in the financial markets. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices (and conversely is harmed by falling prices) and increased volume of homesales. We believe that long-term demand for housing and the growth of our industry is primarily driven by the economic health of the domestic economy, positive demographic trends such as population growth and increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply. We cannot predict when the market and related economic forces will return the residential real estate industry to a growth period.

The business also is affected by interest rate volatility. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower cost mortgage rather than sell their home and pay a higher cost mortgage and potential home buyers choose to rent rather than pay higher mortgage rates. As mortgage rates fall, the number of homesale transactions may increase as home owners choose to move instead of stay in their existing homes or renters decide to purchase a home for the first time. In addition, the contraction in the mortgage market, the increase in default rates on mortgages and the introduction of more stringent lending standards for home mortgages is adversely affecting our business. The number of homesale transactions executed by our franchisees and company owned brokerages may continue to decrease if these trends continue. A continued decline in homesale transactions would adversely affect our revenue and profitability.

Mandated by the Economic Stimulus Package of 2008, the Federal Housing Administration can insure and government sponsored enterprises, such as Fannie Mae and Freddie Mac, can purchase home loans of up to $729,750 from the previous cap of $362,790 and $417,000, respectively, in high cost areas of the country, such as the metropolitan New York area, and the Los Angeles and San Francisco areas in California. The new limits are due to expire at the end of the year. This increase in loan limits should help consumers affected by the current credit crisis and the difficult housing market, though there can be no assurance that these increased limits would increase homesales if banks do not use the flexibility offered by this legislation to create attractive financing for home buyers.

Homesales

During the first half of this decade, based on information published by National Association of Realtors (“NAR”) and Federal National Mortgage Association (“FNMA”), existing homesales had risen to their highest levels in history. The sales rate reversed in 2006 and 2007 and this decline is forecasted to continue for 2008 as reflected in the table below.

	Full Year Forecasted 2008 vs. 2007	First Quarter 2008 vs. 2007	Full Year 2007 vs. 2006	Full Year 2006 vs. 2005
Number of Homesales
NAR (a)	(5)%	(22)%	(13)%	(9)%
FNMA (a)	(16)%	(22)%	(13)%	(9)%
Real Estate Franchise Services		(25)%	(19)%	(18)%
Company Owned Real Estate Brokerage Services		(27)%	(17)%	(17)%

(a)	Existing homesale data is as of May 2008 for FNMA and NAR.

Our recent financial results confirm that this trend is continuing into 2008 as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the three months ended March 31, 2008 experienced closed homesale side decreases of 25% and 27%, respectively, compared to the three months ended March 31, 2007.

Existing homesales were reported by NAR to be approximately 5.7 million homes for 2007, down from 6.5 million homes in 2006 vs. the high of 7.1 million homes in 2005. For 2008, NAR and FNMA as of May 2008 are forecasting that 2008 existing homesales will continue to decline and are expected to be 5.4 million homes and 4.8 million homes, respectively.

Homesale Price

Based upon information published by NAR, the national median price of existing homes increased from 2000 to 2005 at a compound annual growth rate, or CAGR, of 8.9% compared to a CAGR of 6.2% from 1972 to 2006. According to NAR, this rate of increase slowed significantly in 2006, declined in 2007 and is expected to decline further in 2008 as reflected in the table below.

	Full Year Forecasted 2008 vs. 2007	First Quarter 2008 vs. 2007	Full Year 2007 vs. 2006	Full Year 2006 vs. 2005
Price of Homes
NAR (a)	(2)%	(7)%	(1)%	1%
FNMA (a)	(8)%	(7)%	(5)%	(3)%
Real Estate Franchise Services		(7)%	(1)%	3%
Company Owned Real Estate Brokerage Services		(1)%	8%	5%

(a)	Existing homesale price data for 2008 and 2007 is as of May 2008 for FNMA and NAR. FNMA revised 2006 vs. 2005 price from a 1% increase to a 3% decrease in February 2008.

Our recent financial results confirm that this declining pricing trend is continuing into 2008 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the three months ended March 31, 2008 experienced closed homesale price decreases of 7% and 1%, respectively, compared to the three months ended March 31, 2007.

***

While NAR is one indicator of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR because NAR uses survey data but we use actual results. In addition, there are differences in calculation methodologies and the geographical differences and concentrations in the markets we operate in versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and NAR’s use of median price for its forecasts compared to our use of average price. Further, differences in weighting by state may contribute to significant statistical variations.

Home Inventory

According to NAR, the number of existing homes for sale increased from 3.5 million homes at December 31, 2006 to 4.0 million homes at December 31, 2007. This increase in homes represents a seasonally adjusted increase of 2.4 months of supply from 6.5 months at December 31, 2006 to 8.9 months at December 31, 2007. At October 31, 2007, supply was 10.5 months, which represents the highest level since record keeping began by NAR in 1999. According to NAR, the number of existing homes for sale in March 2008 was 4.1 million homes which represents a seasonally adjusted 9.9 months of supply. The high level of supply continues to add downward pressure on the price of existing homes.

Other Factors

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, for the first quarter of 2008 bad debt expense and development advance note expense increased $4 million compared to the first quarter of 2007. We are actively monitoring the collectibility of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our bad debt reserves in the future.

Despite the near term decline in the number of existing home sales and decrease in median existing homesale prices, we believe that the housing market will benefit from expected positive long-term demographic trends, such as population growth and increasing home ownership rates, and economic fundamentals including rising gross domestic product and historically moderate interest rates.

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction, (iv) net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to us as a royalty and (v) in our Company Owned Real Estate Brokerage Services segment, gross commission per side which represents the average commission we earn before expenses.

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. During 2006, 2007 and the first quarter of 2008, the average broker commission rate our franchisees and our Company Owned Real Estate Brokerage Services charge their customers has remained stable (within four basis points); however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

In our Real Estate Franchise Services segment, we are also impacted by the net effective royalty rate. The net effective royalty rate has trended upward in 2007 and this trend has continued in the first quarter of 2008. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly in California and the New York metropolitan area, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment due to differences in how these markets perform.

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

Of these measures, closed homesale sides, average homesale price and average broker commission rate are the most critical to our business and therefore have the greatest impact on our net income (loss) and segment “EBITDA,” which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations), income tax provision and minority interest, each of which is presented on our Condensed Consolidated Statements of Operations.

A continuing sustained decline in existing homesales, a sustained decline in home prices or a sustained or accelerated decline in commission rates charged by brokers could adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, reducing the referral fees earned by our relocation services business and increasing the risk that our relocation services business will suffer losses in the sale of homes relating to its at-risk homesale service contracts (i.e., where we purchase the transferring employee’s home and assume the risk of loss in the resale of such home).

The following table presents our drivers for the three months ended March 31, 2008 and 2007. See “Results of Operations” for a discussion as to how the material drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2008	2007	% Change
Real Estate Franchise Services (a)
Closed homesale sides	209,313	279,236	(25)%
Average homesale price	$214,305	$230,225	(7)%
Average homesale broker commission rate	2.50%	2.49%	1 bps
Net effective royalty rate	5.05%	5.03%	2 bps
Royalty per side	$283	$298	(5)%

Company Owned Real Estate Brokerage Services
Closed homesale sides	54,047	73,871	(27)%
Average homesale price	$526,570	$533,634	(1)%
Average homesale broker commission rate	2.47%	2.47%	—
Gross commission income per side	$13,826	$13,768	—

Relocation Services
Initiations	32,833	30,837	6%
Referrals	13,932	17,800	(22)%

Title and Settlement Services
Purchase title and closing units	24,008	32,007	(25)%
Refinance title and closing units	11,272	9,681	16%
Average price per closing unit	$1,424	$1,457	(2)%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

As discussed above, under “Industry Trends,” our results of operations are significantly impacted by industry and economic factors that are beyond our control.

RESULTS OF OPERATIONS

Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Our consolidated results comprised the following:

	Three Months Ended March 31,
	2008	2007	Change
Net revenues	$1,054	$1,373	$(319)
Total expenses (1)	1,270	1,314	(44)

Income (loss) before income taxes and minority interest	(216)	59	(275)
Provision for income taxes	(84)	27	(111)
Minority interest	—	—	—

Net income (loss)	$(132)	$32	$(164)

(1)	Total expenses for the three months ended March 31, 2008 include $9 million, $6 million and $1 million of restructuring costs, former parent legacy costs and merger costs, respectively. Total expenses for the three months ended March 31, 2007 include $9 million of merger costs and $2 million of separation costs offset by a benefit of $20 million due primarily to the sale of certain former parent legacy assets.

Net revenues decreased $319 million (23%) for the first quarter of 2008 compared with the first quarter of 2007 principally due to a decrease in revenues for our Real Estate Franchise Services segments and our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume and the average price of homes sold.

Total expenses decreased $44 million (3%) primarily due to the following:

•	a decrease of $187 million of commission expenses paid to real estate agents due to lower gross commission income and changes in the average broker commission rates;

•	lower operating, marketing and general and administrative expenses from restructuring activities implemented in 2007;

offset by:

•	incremental interest expense of $129 million from the increased level of debt;

•	incremental depreciation and amortization expense of $22 million from the amortization of intangible assets which were established in purchase accounting; and

•	a change in former parent legacy costs of $26 million primarily due to a gain recognized from the sale of Affinion preferred stock and warrants in the first quarter of 2007.

Our effective tax rate for the first quarter of 2008 was 39% compared to 45% in the first quarter of 2007. The higher prior period rate of 45% was due to the tax treatment of certain merger related expenses and additional tax related expense related to FASB Interpretation No. 48. The Company’s 2008 annual effective tax rate is expected to be approximately 39% compared to 36% for 2007.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31:

	Revenues			EBITDA (b)			Margin
	2008	2007	% Change	2008	2007	% Change	2008	2007	Change
Real Estate Franchise Services	$152	$197	(23)	$80	$122	(34)	53%	62%	(9)
Company Owned Real Estate Brokerage Services	770	1,033	(25)	(60)	(21)	(186)	(8)	(2)	(6)
Relocation Services	108	124	(13)	—	20	(100)	—	16	(16)
Title and Settlement Services	81	88	(8)	(2)	3	(167)	(2)	3	(5)
Corporate and Other (a)	(57)	(69)	*	(14)	(2)	*

Total Company	$1,054	$1,373	(23)	$4	$122	(97)	—%	9%	(9)

Less: Depreciation and amortization				56	34
Interest expense net				164	29

Income (loss) before income taxes and minority interest				$(216)	$59

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $57 million and $69 million during the three months ended March 31, 2008 and 2007, respectively.
(b)	Includes $9 million, $6 million and $1 million of restructuring costs, former parent legacy costs and merger costs, respectively, for the three months ended March 31, 2008 compared to $9 million of merger costs and $2 million of separation costs offset by a benefit of $20 million due primarily to the sale of former parent legacy assets for the three months ended March 31, 2007.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased nine percentage points for the three months ended March 31, 2008 compared to the same period in 2007 due to a decrease in EBITDA at all of the business segments as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased nine percentage points to 53% versus 62% in the comparable prior period. The three months ended March 31, 2008 reflected a decrease in the number of homesale transactions partially offset by an increase in the net effective royalty rate and the average homesale broker commission rate. The Company Owned Real Estate Brokerage Services segment margin decreased six percentage points to a negative 8% from a negative 2% in the comparable prior period. The three months ended March 31, 2008 reflected a decrease in the number of homesale transactions and a decrease in the average homesale price partially offset by lower operating expenses primarily as a result of restructuring and cost saving activities. The Relocation Services segment margin decreased sixteen percentage point to breakeven from 16% in the comparable prior period due to lower referral fee revenues, increased costs related to at-risk homesale transactions and lower net interest income. The Title and Settlement Services segment margin decreased five percentage points to negative 2% from 3% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced homesale and refinancing volume.

The Corporate and Other EBITDA for the quarter ended March 31, 2008 was a negative $14 million compared to a negative $2 million in the same quarter in 2007. The reduction was due to a non recurring gain of $25 million recognized in 2007 for the sale of Affinion preferred stock and warrants and $4 million of Apollo management fees expensed in 2008 but not recognized in the first quarter of 2007. These items were partially offset by a $10 million reduction in corporate merger and separation costs incurred in 2008 compared to the same period in 2007 and a $5 million reduction in corporate costs incurred in 2008 compared to the same period in 2007.

Real Estate Franchise Services

Revenues decreased $45 million to $152 million and EBITDA decreased $42 million to $80 million for the quarter ended March 31, 2008 compared with the same quarter in 2007.

The decrease in revenue was primarily driven by a $24 million decrease in third-party franchisees royalty revenue due to a 25% decrease in the number of homesale transactions from our third-party franchisees and a 7% decrease in the average homesale price. In addition, marketing revenue and related marketing expenses decreased $4 million and $5 million, respectively, driven by lower sales for the first quarter of 2008. The revenue decrease was partially offset by an increase in revenue from foreign franchisees of $2 million, of which, $1 million is incremental revenue from the recent acquisition of the Coldwell Banker Canada master franchise rights.

The decrease in revenue was also attributable to a $16 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $53 million and $69 million during the first quarter of 2008 and 2007, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues noted above as well as an increase in reserves for accounts receivable, promissory notes and increases in development advance note amortization of $4 million and an increase of $1 million for professional fees. This was partially offset by a $4 million reduction in employee related costs and benefits.

Company Owned Real Estate Brokerage Services

Revenues decreased $263 million to $770 million and EBITDA decreased $39 million to a loss of $60 million for the quarter ended March 31, 2008 compared with the same quarter in 2007.

The decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions of $268 million, which was primarily driven by a 27% decline in the number of homesale transactions, and a 1% decrease in the average price of homes sold. We believe the 27% decline in homesale transactions is reflective of industry trends in the markets we serve. The reduction in commission income was slightly offset by a $3 million increase in revenues from PHH Home Loans and a $3 million increase in revenues from our Real Estate Owned (“REO”) asset management company. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to the decrease in revenues discussed above offset by:

•	a decrease of $187 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $16 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $10 million due to cost reduction initiatives; and

•	a decrease of $21 million of other operating expenses primarily as a result of restructuring and cost saving activities initiated in the first quarter of 2008 and the prior year, net of inflation.

In addition, EBITDA decreased due to an increase in restructuring expenses of $8 million recognized in the first quarter of 2008.

Relocation Services

Revenues decreased $16 million to $108 million and EBITDA decreased $20 million to breakeven for the quarter ended March 31, 2008 compared with the same quarter in 2007.

The decrease in revenues was primarily driven by:

•	an $11 million decrease in referral fee revenue partially due to lower volume as a result of the increased time it is taking to sell homes in this market as well as decreased home values;

•

a reduction of $5 million of net interest income primarily due to the deterioration of the spread between the rate charged to customers compared to the rate incurred for our securitization borrowings and higher borrowing costs under the new securitization agreements;

•

a $4 million decrease in at-risk revenue mainly due to lower transaction volume. We anticipate that the transaction volume will decrease as we exit the government portion of our at-risk business as discussed below;

partially offset by:

•	$5 million of incremental international revenue due to increased transaction volume.

EBITDA was also negatively impacted by $4 million of increased costs related to at-risk homesale transactions and $2 million of increased costs related to higher international transactional volumes.

On March 14, 2008, the Company notified the United States General Services Administration (“GSA”) that it had exercised its contractual termination rights with the GSA relating to the relocation of certain U.S. government employees. The termination of this contract significantly reduces the Company’s exposure to the purchase of at-risk homes, which, due to the downturn in the U.S. residential real estate market and the fixed fee nature of the at-risk home sale pricing structure, had become unprofitable in 2007. This termination does not apply to contracts with the FDIC, the U.S. Postal Service or to our government business in the United Kingdom, which operate under a different pricing structure.

Title and Settlement Services

Revenues decreased $7 million to $81 million and EBITDA decreased $5 million to a loss of $2 million for the quarter ended March 31, 2008 compared with the same quarter in 2007.

The decrease in revenues is primarily driven by $14 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, partially offset by an increase of $5 million in underwriting volume and $4 million in volume from lender channel as these businesses expanded. EBITDA decreased due to the reduction in revenues partially offset by the reduction in related expenses.

2008 Restructuring Program

During the first quarter of 2008, the Company, primarily the Company Owned Real Estate Brokerage Services segment committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$2	$6	$1	$9
Cash payments and other reductions	(1)	(2)	(1)	(4)

Balance at March 31, 2008	$1	$4	$—	$5

Total 2008 restructuring charges are as follows:

	Costs Expected to Be Incurred	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of March 31, 2008
Company Owned Real Estate Brokerage Services	$30	$—	$8	$(3)	$5
Title and Settlement Services	1	—	1	(1)	—

	$31	$—	$9	$(4)	$5

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The Company recognized $35 million of restructuring expense in 2007 and the remaining liability at December 31, 2007 was $21 million. During the three months ended March 31, 2008, the Company recognized less than $1 million of additional expense related to the 2007 restructuring activities and the remaining liability at March 31, 2008 is $15 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31, 2008	December 31, 2007	Change
Total assets	$10,983	$11,172	$(189)
Total liabilities	9,926	9,972	(46)
Stockholder’s equity	1,057	1,200	(143)

For the three months ended March 31, 2008, total assets decreased $189 million primarily as a result of a reduction in cash and cash equivalents. Total liabilities decreased $46 million principally due to the generation of approximately $101 million of deferred tax assets related to net operating losses, which are netted against deferred tax liabilities offset by $45 million of revolver credit facility borrowings. Total stockholders’ equity decreased $143 million primarily due to the net loss of $132 million for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Transactions, our financing needs to fund the operations were largely supported by cash generated from operations with the exception of funding requirements of our relocation business where we issue securitization obligations to finance relocation receivables and advances and relocation properties held for sale.

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

Cash Flows

At March 31, 2008, we had $34 million of cash and cash equivalents, a decrease of $119 million compared to the balance of $153 million at December 31, 2007. The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
Cash provided by (used in):
Operating activities	$(104)	$70	$(174)
Investing activities	(15)	(30)	15
Financing activities	—	57	(57)

Net change in cash and cash equivalents	$(119)	$97	$(216)

During the three months ended March 31, 2008, we used $174 million of additional cash in operations as compared to the same period in 2007. Such change is principally due to weaker operating results and the period over period change in non-cash depreciation and amortization and deferred income taxes of $92 million and a decrease in cash inflows of $64 million from relocation receivables and advances and properties held for sale driven by the smaller reduction in our homes in inventory. These changes are offset by a $69 million increase in cash flows from account payable and accrued expenses and a $66 million change in other, net due to the funding of the rabbi trust in 2007 for $50 million of separation benefits payable to our former CEO.

During the three months ended March 31, 2008 versus the same period in 2007, we used $15 million less cash for investing activities. Such change is mainly due to $18 million of lower cash outflows for property and equipment additions and $15 million of lower acquisition activity offset by $22 million related to proceeds from the sale of Affinion preferred stock and warrants in 2007.

During the three months ended March 31, 2008 versus the same period in 2007, we received $57 million less cash from financing activities. The 2008 cash flows provided from financing activities is the result of a decrease in cash from securitization obligations of $44 million and the absence of $37 million of proceeds from the issuance of common stock upon the exercise of stock options that occurred in the first quarter of 2007 partially offset by revolver borrowings of $45 million.

Financial Obligations

Credit Facility and Senior Notes

In connection with the closing of the Transactions on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million six-and-a-half year term loan facility, (ii) a $750 million six year revolving credit facility and (iii) a $525 million six-and-a-half year synthetic letter of credit facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger. In the third and fourth quarter of 2007, the Company utilized $1,220 million of the delayed draw facility to fund the purchase of the 2006 Senior Notes and pay related interest and fees. At the end of the first quarter of 2008, the Company repaid $8 million of the term loan facility, borrowed $45 million under the revolving credit facility and had $521 million of letters of credit outstanding under our synthetic letter of credit facility and an additional $41 million of outstanding letters of credit under our revolving credit facility. On May 12, 2008, the borrowings under our revolving credit facility were $340 million compared to $45 million at March 31, 2008. The increase in borrowings is primarily related to the Company utilizing the revolving credit facility to pay $239 million of interest on the senior secured credit facility and the Notes in April 2008.

The Company also issued $1,700 million of 10.50% Senior Notes due in 2014, $550 million of 11.00%/11.75% Senior Toggle Notes due in 2014 and $875 million of 12.375% Senior Subordinated Notes due in 2015. On April 11, 2008, the Company notified the holders of the Senior Toggle Notes of the Company’s intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election will be to increase the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008.

Securitization Obligations

The Company issues secured obligations through Apple Ridge Funding LLC, U.K. Relocation Receivables Funding Limited and Kenosia Funding LLC. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities, including properties held for sale, are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into these securitization programs. As new relocation management agreements are entered into, the new agreements may also be designated for one of the securitization programs.

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $1,272 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at March 31, 2008 and December 31, 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $14 million and $13 million, for the three months ended March 31, 2008 and 2007, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables, advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 5.4% and 5.8% for the three months ended March 31, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

Kenosia Funding LLC

Prior to the amendment discussed below, the Kenosia Funding LLC securitization program was a five year agreement and under this program, the Company obtains financing for the purchase of the at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

On March 14, 2008, the Company notified the United States General Services Administration (“GSA”) that it had exercised its contractual termination rights with the GSA relating to the relocation of certain U.S. government employees. The termination of this contract significantly reduces the Company’s exposure to the purchase of at-risk homes, which, due to the downturn in the U.S. residential real estate market and the fixed fee nature of the at-risk home sale pricing structure, had become unprofitable in 2007. This termination does not apply to contracts with the FDIC, the U.S. Postal Service or to our government business in the United Kingdom, which operate under a different pricing structure.

In connection with the aforementioned termination, on March 14, 2008, the Company amended certain provisions of the Kenosia securitization program (the “Kenosia Amendment”). Prior to the Kenosia Amendment, termination of an agreement with a client which had more than 30% of the assets secured under the facility would trigger an amortization event of the Kenosia facility. The Kenosia Amendment permits the termination of a client with more than 30% of the assets in Kenosia without triggering an amortization event of this facility.

The Company will maintain limited at-risk activities with certain other customers, but in conjunction with the Kenosia Amendment the borrowing capacity under the Kenosia securitization program will be reduced to $100 million in July 2008, $70 million in December 2008, $20 million in March 2009 and to zero in June 2009. The Kenosia Amendment also required that the maximum advance rate on the facility be lowered to 50%, increased the borrowing rate by 50 basis points to 150 basis points above LIBOR, and modified certain ratios tied to the performance of the underlying assets. These modifications allowed the program to modify certain ratios that may have resulted in an amortization event as the Company exits the government at-risk business and reduces the inventory of homes without replacing it with new home inventory.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five year term. It does not have a commercial paper program. The sponsoring financial institution is the direct lender to this securitization. This program is subject to termination at the end of the five year agreement and would amortize if not renewed. This program has restrictive covenants, including those relating to financial reporting, mergers and change of control, and events of default. The events of default include non-payment of the indebtedness and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. Upon an event of default, the lending institution may amortize the indebtedness under the facility and terminate the program.

On May 12, 2008 the Company amended its U.K. Relocation Receivables Funding Limited securitization principally to include the following provisions: 1) to grant the bank a security interest in the relocation and related assets; 2) to allow funding through a commercial paper program guaranteed by the financial institution and 3) to add servicer defaults and to modify the maximum advance rate levels, in each case tied to the performance of the underlying asset base.

Short-Term Borrowing Facilities

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these funds for its use. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $550 million as of March 31, 2008. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $2 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. These amounts are recorded within net revenue in the accompanying Condensed Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at March 31, 2008 or December 31, 2007. The average amount of short term borrowings outstanding during the three months ended March 31, 2008 and 2007 was approximately $197 million and $228 million, respectively.

AVAILABLE CAPACITY

As of March 31, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$45	$664
Term loan facility (2)	October 2013	3,147	3,147	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,682	—
Senior Toggle Notes (4)	April 2014	550	544	—
Senior Subordinated Notes (5)	April 2015	875	860	—
Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	666	184
U.K. Relocation Receivables Funding Limited (6)	April 2012	198	188	10
Kenosia Funding LLC (6)(7)	June 2009	175	137	38

		$8,245	$7,269	$896

(1)	The available capacity under the revolving credit facility is reduced by $41 million of outstanding letters of credit at March 31, 2008. On May 12, 2008, the Company has $340 million of outstanding borrowings under the revolving credit facility. The increase in borrowings is primarily related to the Company utilizing the revolving credit facility to pay $239 million of interest on the senior secured credit facility and the notes in April 2008.

(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 7.51% at March 31, 2008.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $18 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $6 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $15 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Effective with the Kenosia amendment dated March 14, 2008, the borrowing capacity will be reduced to $100 million in July 2008, $70 million in December 2008, $20 million in March 2009 and to zero in June 2009.

Covenants under our Senior Secured Credit Facility and the Notes

Our senior secured credit facility and the Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the financial covenant in our senior secured credit facility, commenced at March 31, 2008 and quarterly thereafter, and requires us to maintain a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured net debt to trailing 12 month Adjusted EBITDA, as defined in the credit facility, may not exceed 5.6 to 1 during the first two quarters of the calculation period. The ratio steps down to 5.35 to 1 at September 30, 2008, further steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. At March 31, 2008, the Company was in compliance with the senior secured leverage ratio with a ratio of 4.2 to 1 as calculated in the table below and based upon its current forecasts the Company believes that it will be in compliance with the senior secured leverage ratio through March 31, 2009, although there can be no assurance that such forecasts will be achieved. Our obligations under the securitization facilities and the indentures governing the Notes are not considered “indebtedness” for the senior secured credit facility leverage ratio. A breach of the senior secured leverage ratio or any of the other restrictive covenants would result in a default under our senior secured credit facility. In the event of a breach of the senior secured leverage ratio, the Company has the right to cure the default through the issuance of Holdings equity securities for cash, which in turn is contributed to the capital of the Company in an amount sufficient to cure the breach. This cure is only available in three of any four consecutive quarters. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

Current industry forecasts indicate that during the third and fourth quarters of 2008, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages and/or may increase, as compared to actual year over year declines experienced in those two factors in the first quarter of 2008. If those forecasts are not realized in the third and fourth quarters of 2008 and/or our results for the third and fourth quarters of 2008 do not follow those forecasted trends, we may have difficulty maintaining the senior secured leverage ratio under our senior secured credit facility. In such event, we would anticipate initiating additional cost saving measures (which would increase our Adjusted EBITDA to give effect to such savings on a pro forma basis). Our parent company also has the right but not the obligation to issue additional Holdings equity for cash and to infuse such capital into the Company, which would have the effect of increasing our Adjusted EBITDA. There can be no assurance that our parent company would be able to issue equity for cash and/or that such additional cost savings would be sufficient to maintain the senior secured leverage ratio.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

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

Combined EBITDA and Combined Adjusted EBITDA

A reconciliation of combined net loss to Combined Adjusted EBITDA for the twelve months ended March 31, 2008 is set forth in the following table:

Combined For the Twelve Months Ended March 31, 2008
Combined net loss (a)	$(1,005)
Minority interest, net of tax	1
Provision for income taxes	(571)

Loss before income taxes and minority interest	(1,575)
Interest expense (income), net	657
Depreciation and amortization	561

Combined EBITDA	(357)
Covenant calculation adjustments:
Merger costs, restructuring costs, separation costs, and former parent legacy costs (benefit), net (b)	230
2007 impairment of intangible assets and goodwill (c)	667
Pro forma cost savings for 2007 restructuring initiatives (d)	36
Pro forma cost savings for 2008 restructuring initiatives (e)	15
Pro forma effect of business optimization initiatives (f)	70
Non-cash charges (g)	42
Non-recurring fair value adjustments for purchase accounting (h)	19
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees (i)	14
Apollo management fees (j)	15
Proceeds from WEX contingent asset (k)	11
Incremental securitization interest costs (l)	5
Better Homes and Gardens start up costs	1

Combined Adjusted EBITDA	$768

Total senior secured net debt (m)	3,233

Senior secured leverage ratio	4.2

(a)	Combined net loss consists of a loss of: (i) $76 million for the period from April 1, 2007 to April 9, 2007; (ii) $149 million for the period from April 10, 2007 to June 30, 2007; (iii) $55 million for the third quarter of 2007; (iv) $593 million for the fourth quarter of 2007; and (v) $132 million for the first quarter of 2008.
(b)	Consists of $96 million of merger costs, $45 million of restructuring costs, $50 million of separation benefits paid to our former CEO upon retirement, $4 million of separation costs and $35 million of former parent legacy costs.
(c)	Represents the non-cash adjustment for the 2007 impairment of goodwill and unamortized intangible assets.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2007. From this restructuring, we expect to reduce our operating costs by approximately $58 million on a twelve month run-rate basis and estimate that $22 million of such savings were realized from the time they were put in place (primarily in the fourth quarter of 2007) through March 31, 2008. The adjustment shown represents the impact the savings would have had on the period from April 1, 2007 through the time they were put in place, had those actions been effected on April 1, 2007.
(e)

Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first quarter of 2008. From this restructuring, we expect to reduce our operating costs by approximately $15 million on a twelve month run-rate basis and estimate that none of such savings were realized in the first quarter of 2008. The adjustment shown represents the impact the savings would have had on the period from April 1, 2007 through the time they were put in place, had those actions been effected on April 1, 2007.
(f)	Represents the twelve month pro forma effect of business optimization initiatives that have been completed to reduce costs including: (i) the elimination of the 401(k) employer match; (ii) the renegotiation of an NRT marketing contract; and (iii) the exit of the government at-risk homesale business.
(g)	Represents the elimination of non-cash expenses including $35 million for the change in the allowance for doubtful accounts and reserve for development advance notes and promissory notes from April 1, 2007 through March 31, 2008, $6 million of stock based compensation expense and $1 million for foreign exchange hedges.
(h)	Reflects the adjustment for the negative impact of $19 million of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and at-risk homes for the twelve months ended March 31, 2008.
(i)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on April 1, 2007. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2007.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended March 31, 2008.
(k)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. WEX is required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax savings payments received from WEX to us.
(l)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2008.
(m)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,192 million plus $43 million of capital lease obligations less $2 million of readily available cash as of March 31, 2008.

EBITDA is defined as net income before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes and minority interest. Combined EBITDA is calculated in the same manner as EBITDA but is based on the combined results for the last twelve months. Combined Adjusted EBITDA is calculated by adjusting Combined EBITDA by the items described above. We believe Combined EBITDA and Combined Adjusted EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provides greater transparency into our consolidated and combined results of operations. Combined EBITDA and Combined Adjusted EBITDA are measures used by our management, including our chief operating decision maker, to perform such evaluation, and are factors in measuring compliance with debt covenants relating to certain of our borrowing arrangements. Combined EBITDA and Combined Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with U.S. generally accepted accounting principles. Our presentation of Combined EBITDA and Combined Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of Combined EBITDA and Combined Adjusted EBITDA to net loss is included in the table above.

We believe Combined EBITDA and Combined Adjusted EBITDA facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation and the age and book depreciation of facilities (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results. Combined EBITDA and Combined Adjusted EBITDA are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the method of calculation. In addition, Combined Adjusted EBITDA as presented in this table corresponds to the definition of “Adjusted EBITDA” used in the senior secured credit facility to calculate the senior secured leverage ratio and substantially corresponds to the definition of “EBITDA” used in the indentures governing the notes to test the permissibility of certain types of transactions, including debt incurrence.

Combined EBITDA and Combined Adjusted EBITDA have limitations as analytical tools, and you should not consider them either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

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

•

Combined Adjusted EBITDA includes pro forma cost savings and the pro forma twelve month effect of NRT acquisitions and RFG acquisitions/new franchisees as well as the pro forma twelve month effect of certain cost cutting and business optimization activities. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods;

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

LIQUIDITY RISK

Our liquidity position may be negatively affected by continued unfavorable conditions in the real estate or relocation market, including adverse changes in interest rates, access to our relocation asset-backed facilities and access to the capital markets, which may be limited if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain covenants.

As a result of the increased borrowings that were incurred to consummate the merger, the Company’s future financing needs were materially impacted by the Merger and the rating agencies downgraded our debt ratings. In November 2007, Standard & Poor’s lowered the Company’s corporate credit rating to ‘B’ from ‘B+’ and in March 2008 revised the ratings to reflect a negative outlook. These rating changes reflect Standard & Poor’s expectation that the Company will experience lower than previously expected cash flow generation and weakening credit measures over the intermediate-term resulting from a lengthening downturn in the US residential real estate market. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events aside from the Merger.

Based on our current level of operations and forecasts, we believe that cash flows from operations and available cash, together with available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs including debt service over the next 12 months. Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances and relocation properties held for sale.

We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowing will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. A continued decline in the residential real estate market, the overall U.S. economy, or the availability of affordable financing for homebuyers could adversely effect the Company’s cash flows from operations and its trailing twelve month Adjusted EBITDA measure which could limit our ability to borrow necessary funds under the Company’s revolving credit facility. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, and the Notes, on commercially reasonable terms or at all.

Certain of our borrowings, primarily borrowings under our senior secured credit facility, and our securitization obligations are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities. We believe our interest rate risk on our securitization borrowings is mitigated as the rate we incur and the rate we earn on our relocation receivables and advances are based on similar variable indices.

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

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the termination of the $28 million corporate aircraft capital lease agreement in April 2008 and borrowings under our revolving credit facility.

POTENTIAL DEBT REPURCHASES

Our affiliates have purchased a portion of our indebtedness and we or our affiliates from time to time may purchase additional portions of our indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the 2007 Form 10-K, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 introduced significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008. In addition, SFAS No. 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and is evaluating the impact of its adoption on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our principal market exposure is interest rate risk. Our primary interest rate exposure at March 31, 2008 was to interest rate fluctuations in the United States, specifically LIBOR, and in the United Kingdom, specifically UK LIBOR, due to their impact on variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, such rates in addition to the UK LIBOR rates will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables, advances and securitization borrowings, which approximate their carrying values due to the short-term nature of these items. We believe our interest rate risk on our securitization borrowings is mitigated as the rate we incur and the rate we earn on our relocation receivables and advances are based on similar variable indices.

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

At March 31, 2008 we had total debt of $6,278 million excluding $991 million of securitization obligations. Of the $6,278 million of debt, the Company has $3,192 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $775 million and, effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as underlying interest rates change as a result of market changes. We have determined that the impact of a 100 bps (1%) change in LIBOR on our term loan facility variable rate borrowings would affect our interest expense by approximately $24 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At March 31, 2008, the fair value of our long term debt, excluding securitization obligations, approximated $5,026 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $94 million impact on the fair value of our long-term debt.

Item 4T.	Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following updates certain disclosures with respect to legal and regulatory proceedings contained in our 2007 Form 10-K.

Legal—Real Estate Business

The following litigation relates to our real estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.

Berger v. Property ID Corp., et al., (CV 05-5373 GHK (CTx) (U.S.D.C., C.D. Cal.)). The original complaint was filed on July 25, 2005. Mark Berger filed an amended, class action lawsuit against Cendant, Century 21, Coldwell Banker Residential Brokerage Company, and related entities, among other defendants, who are parties to joint venture agreements with Property I.D. Corporation, which markets and sells natural hazard disclosure reports in the State of California. The complaint, as amended, names additional defendants, including certain Realogy subsidiaries and several Prudential Real Estate companies, which also had joint venture relationships with Property I.D.

The complaint, as amended to date, alleges, among other things, violations of RESPA, which restricts direct or indirect payments from real estate settlement service providers for the referral of business to other providers, and further alleged unlawful business practices under the California Business and Professions Code. Berger alleges that the joint ventures are sham arrangements that unlawfully receive payments or referral fees in exchange for business. Defendants have responded that they do not consider natural hazard disclosure reports to be settlement services and accordingly the provision of such services is not within the purview of RESPA. In December 2007, plaintiffs filed a motion to certify a class, which was granted by the court on April 28, 2008. Classes were certified against the Realogy defendants and the Pickford defendants, but not against the Silver Oak defendants or the RE/MAX defendants as plaintiffs had no class representative for those joint ventures.

Mediation was held on August 14, 2007, October 23 and 24, 2007, April 4, 2008 and on May 9, 2008. At the mediation hearing on May 9, 2008, the Company and the plaintiffs agreed in principle to settle this matter as it relates to claims against the Company and its subsidiaries. Under the terms of the proposed settlement, the Company anticipates, based on its current assumptions, that the aggregate amount it will pay in the settlement (including attorneys’ fees and costs of claims administration) will be $4 million (the amount of the Company’s reserve at March 31, 2008). The settlement is subject to execution of a written settlement agreement, court certification of a class, and court approval. There can be no assurance that the settlement will be finalized or approved on these or other terms.

Grady v. Coldwell Banker Burnet Realty. In April 2008, the parties entered into a settlement agreement under which the plaintiffs agreed to dismiss the action with prejudice and the defendant agreed to pay the plaintiffs a de minimus amount.

This action was a putative class action lawsuit filed against Burnet Realty, Inc., d/b/a Coldwell Banker Burnet in the Hennepin County District Court, Minneapolis, MN, on behalf of a class consisting of all persons who were customers of Coldwell Banker Burnet in residential real estate transactions that closed in specific Minnesota counties since February 21, 2001, where the customers were referred to Burnet Title for title insurance and/or settlement services, and where the customers paid Burnet Title for those products and services. The named plaintiffs, Kenneth and Dylet Grady, were first-time homebuyers for whom Coldwell Banker Burnet acted as their broker, and who used Burnet Title to close the buyers’ side of the transaction. The Grady transaction closed on June 3, 2003. The complaint had alleged various legal theories for breach of fiduciary duty and for violation of the Minnesota Consumer Fraud Act. The complaint had claimed that Coldwell Banker Burnet breached its fiduciary duties to its customers by referring them to Burnet Title when there are other comparable title companies that would provide the same products and services allegedly at lower prices.

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, our Chief Executive Officer, President and Director, were added as defendants in a putative class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On March 7, 2003, the court granted Cendant’s motion to dismiss lead plaintiff’s claim for failure to state a claim upon which relief could be granted and dismissed the complaint, as against Cendant and Mr. Smith, with prejudice. On March 8, 2004, the court entered final judgment, thus allowing for an appeal to be made regarding its decision dismissing the complaint against Cendant, Mr. Smith and others. On June 30, 2006, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the plaintiff’s complaint. The Court of Appeals also remanded the case back to the district court so that the plaintiff may seek leave in the district court to amend the complaint if that can be done consistent with the Ninth Circuit’s opinion. Cendant and Mr. Smith filed a petition for a writ of certiorari with the United States Supreme Court. On December 19, 2006, the Court entered an order denying plaintiff’s motion for Leave to File a Second Amended Complaint against Cendant and Richard Smith, among other parties. Plaintiffs appealed this decision to the Ninth Circuit. On March 26, 2007, the United States Supreme Court issued a writ of certiorari in a case arising out of the Eighth Circuit, Stoneridge Investment Partners, LLC v.Scientific Atlanta, Inc., that raises the same legal issue raised in the Ninth Circuit case involving Cendant and Mr. Smith.

On January 15, 2008, the Supreme Court held in Stoneridge Investment, that secondary actors cannot be held liable under Section 10(b) if their acts are not disclosed to the investing public because Section 10(b) plaintiffs cannot establish the necessary element of reliance with respect to such actors. On January 16, 2008, we made a written request that plaintiff withdraw its appeal in light of the Stoneridge ruling, to which we received no response. On March 26, 2008, the Ninth Circuit dismissed the appeal and remanded the case to the district court for further proceedings consistent with the holding in Stoneridge.

Legal—Cendant Corporate Litigation

The following litigation relates to Cendant Corporate Litigation, which, pursuant to the Separation and

Distribution Agreement, we have agreed to be responsible for 62.5% of all of the related costs and expenses.

CSI Investment et. al. vs. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.) (“Credentials Litigation) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The Stock Purchase Agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount which was contingent on Credentials’ future performance. The closing occurred just prior to Cendant’s April 15, 1998 disclosure of potential accounting irregularities relating to CUC. Plaintiffs seek payment of certain “hold back” monies in the total amount of $6 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million.

In a written opinion issued on September 7, 2007, the Court granted summary judgment to dismiss plaintiffs’ fraud claims and to grant plaintiffs’ motion for the hold back monies. In addition, the Court granted summary judgment in favor of the plaintiffs motion, ruling that defendants’ breached the stock purchase agreement. The summary judgment award plus interest accrued through March 31, 2008, is approximately $97 million plus plaintiffs’ attorney fees.

In September 2007, Cendant filed a motion for reconsideration of the decision. The plaintiffs subsequently opposed the motion and cross moved for reconsideration of the Court’s dismissal of plaintiffs’ fraud claims. On May 7, 2008, the court denied Cendant’s and the plaintiffs’ motions for reconsideration. In its decision, the court also ordered the plaintiffs to file an affidavit that justifies its attorneys’ fees within 30 days of that decision and authorized the defendants to respond to such affidavit within 30 days of receipt thereof. Once a final judgment is entered by the court, the Company intends to take all steps reasonable and necessary to appeal the summary judgment decision.

Regulatory Proceedings

In September 2005, the Department of Housing and Urban Development (“HUD”) commenced a regulatory investigation of the activities of Property I.D. Associates, LLC (“Associates”), a joint venture between Property I.D. Corporation, Cendant Real Estate Services Group LLC and Coldwell Banker Residential Brokerage Corporation, an NRT subsidiary. This regulatory investigation also included predecessor joint ventures of Associates, as well as other joint ventures formed by Property I.D. Corporation. Associates and its predecessors provided hazard reports in the California market. For reasons unrelated to the investigation, the joint venture was terminated by us effective July 1, 2006.

Subpoenas were issued seeking documents and information from Cendant, Coldwell Banker Residential Brokerage Corporation, Coldwell Banker Residential Brokerage and Century 21. According to these subpoenas, this investigation sought to determine whether the activities of Associates violate RESPA, 12 U.S.C. § 2607 et seq., and Section 5 of the Trade Commission Act, 12 U.S.C. § 45. Realogy has cooperated in the investigation, has responded to requests for information and document requests as well as produced employees for deposition. HUD had been conducting this investigation jointly with the FTC. On October 24, 2006, the FTC issued a letter to us advising that no further action was warranted by the FTC and that it was closing its file on this matter.

On May 23, 2007, HUD filed a lawsuit in the Central District of California, United States District Court, against Realogy, NRT, Coldwell Banker Residential Brokerage, Property I.D., several Prudential Real Estate franchisees, and the joint venture entities between Property I.D. and these former joint venture partners. The lawsuit alleges that Natural Hazard Disclosure Reports (NHD Reports) are settlement services under RESPA although acknowledging that they are not an enumerated service identified in the statute, or identified in the regulations. Because NHD Reports are allegedly settlement services, HUD further alleges that the defendants violated RESPA in their operation of the various joint ventures. On July 9, 2007, we filed a motion to dismiss the action on the basis that RESPA does not authorize HUD to seek disgorgement and that there is no further alleged unlawful activity to enjoin. On January 18, 2008, plaintiff filed opposition to the motions to dismiss that were filed by all defendants. On February 22, 2008, the Defendants filed their reply to HUD’s opposition. On March 24, 2008, the motion to dismiss was denied. On April 4, 2008, we filed a motion to certify an appeal to the court’s denial of the motion to dismiss with respect to disgorgement. We filed an answer to the complaint on April 7, 2008. On April 28, 2008, the motion for appeal was denied.

Item 1A.	Risk Factors

The Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. The information presented below updates several of those risk factors and should be read in conjunction with the risk factors and other information disclosed in the 2007 Form 10-K.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

We are significantly leveraged. As of March 31, 2008, our total debt (including the current portion) was approximately $6,278 million (which does not include $521 million of letters of credit issued under our synthetic letter of credit facility and an additional $41 million of outstanding letters of credit). In addition, as of March 31, 2008, our current liabilities included $991 million of securitization obligations which were collateralized by $1,272 million of securitization assets that are not available to pay our general obligations. Moreover on April 11, 2008, the Company notified the holders of the Senior Toggle Notes of our intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election is expected to increase the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008. On May 12, 2008, the borrowings under our revolving credit facility were $340 million compared to $45 million at March 31, 2008. The increase in borrowings is primarily related to the Company utilizing the revolving credit facility to pay $239 million of interest on the senior secured credit facility and the Notes in April 2008. In addition, a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates.

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

In addition, the restrictive covenants in our senior secured credit facility require us to maintain a specified senior secured leverage ratio. Current industry forecasts indicate that during the third and fourth quarters of 2008, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages and/or may increase, as compared to actual year over year declines experienced in those two factors in the first quarter of 2008. If those forecasts are not realized in the third and fourth quarters of 2008 and/or our results for the third and fourth quarters of 2008 do not follow those forecasted trends, we may have difficulty maintaining the senior secured leverage ratio under our senior secured credit facility.

A failure to maintain the senior secured leverage ratio, or a breach of any of the other restrictive covenants would result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

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

If a material event of default is continuing under our senior secured credit facility, such event could cause a termination of our ability to obtain future advances and amortization [or default] of one or more of the Securitization Facilities.

Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.

Our business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, consumer confidence and the general condition of the U.S. and world economy.

A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our financial condition and our results of operations.

A recession is generally measured by two consecutive quarters of negative growth in the gross domestic product. The rate of growth of gross domestic product in the U.S. slowed considerably in the fourth quarter 2007 and the first quarter of 2008, indicating that the U.S. economy could be nearing a recession. The depth or length of this economic downturn is uncertain. A prolonged or deep recession in the U.S. economy would have a material adverse effect on our financial condition and our results of operations.

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

We are negatively impacted by a downturn in residential real estate market.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. The U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could have a material adverse effect on our business by causing a general decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	periods of economic slowdown or recession;

•	a continuing drop in consumer confidence and concern that the economy may fall into a deep or prolonged recession;

•	rising interest rates;

•	the general availability of mortgage financing, including:

•	the impact of the contraction in the subprime and mortgage markets generally;

•	the recent significant spread between conforming loan rates and “jumbo” loan rates; and

•	the effect of more stringent lending standards for home mortgages;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	local, state and federal government regulation;

•	shifts in populations away from the markets that we or our franchisees serve;

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

Attrition among the Company’s key employees could adversely affect its financial performance.

The Company’s success is largely dependent on the efforts and abilities of its key employees. The Company’s ability to retain its employees is generally subject to numerous factors, including the compensation and benefits it pays, the mix between the fixed and variable compensation it pays its employees and prevailing compensation rates. Given the continued downturn in the real estate market and the cost cutting measures we have implemented, certain of our employees may be receiving less variable compensation in the near term. If the Company were to lose key employees and not promptly fill their positions with comparably qualified individuals, its business may be materially adversely affected. The Company cannot give assurance that it will not suffer significant attrition among its current key employees.

A continuing and prolonged decline in the number of homesales and/or prices could adversely affect our revenues and profitability.

During the first half of this decade, based on information published by NAR, existing homesales volumes rose to their highest levels in history. That growth rate reversed in 2006 as NAR and FNMA both reported a 9% decrease in the number of existing homesale sides during 2006 compared to 2005. NAR and FNMA, as of March 2008, both reported a decline of 13% in existing homesale sides for 2007 compared to 2006. For 2008 compared to 2007, NAR and FNMA as of May 2008 are forecasting a decline of 5% and 16%, respectively, in existing homesale sides. Our recent financial results confirm this trend as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses of 25% and 27%, respectively, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Based upon information published by NAR, the national median price of existing homes increased from 2000 to 2005 at a compound annual growth rate, or CAGR, of 8.9% compared to a CAGR of 6.2% from 1972 to 2006. According to NAR, this rate of increase slowed significantly in 2006, declined in 2007 and is expected to decline further in 2008. For 2008 compared to 2007, NAR and FNMA as of May 2008 are forecasting a decrease in the median price of existing homes of 2% and 8%, respectively.

The depth and length of the current downturn in the real estate industry has proved exceedingly difficult to predict. A continuing sustained decline in existing homesales, a sustained decline in home prices or a sustained or accelerated decline in commission rates charged by brokers, could further adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, reducing the referral fees earned by our relocation services business and increasing the risk that our relocation services business will continue to suffer losses in the sale of homes relating to its at-risk homesale service contracts (i.e., where we purchase the transferring employee’s home and assume the risk of loss in the resale of such home). For example, for 2007, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $4 million for our Real Estate Franchise Services segment and $14 million for our Company Owned Real Estate Brokerage Services segment. The $14 million represents the total Company impact including $3 million of intercompany royalties paid by our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment.

Item 5.	Other Information

On May 12, 2008 the Company amended its U.K. Relocation Receivables Funding Limited securitization principally to include the following provisions: 1) to grant the bank a security interest in the relocation and related assets; 2) to allow funding through a commercial paper program guaranteed by the financial institution; and 3) to add servicer defaults and to modify the maximum advance rate levels, in each case tied to the performance of the underlying asset base.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: May 14, 2008	/s/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and Chief Financial Officer

Date: May 14, 2008	/s/ DEA BENSON
Dea Benson
Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description
4.1	Supplemental Indenture No. 4 dated as of March 28, 2008 to the 10.50% Senior Notes Indenture dated as of April 10, 2007.

4.2	Supplemental Indenture No. 4 dated as of March 28, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture dated as of April 10, 2007.

4.3	Supplemental Indenture No. 4 dated as of March 28, 2008 to the 12.375% Senior Subordinated Notes Indenture dated as of April 10, 2007.

10.1	Consent dated April 30, 2008, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC and the Noteholders signatory thereto.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 USC Section 1350.