Form 10-Q
period 2008-06-30
REALOGY CORP
filed 2008-08-12
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 8, 2008 was 100.

		Page

Forward Looking Statements		1

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Statements of Operations of the Successor for the three months ended June 30, 2008 and for the period from April 10, 2007 to June 30, 2007 and the Condensed Consolidated Statements of Operations of the Predecessor for the period from April 1, 2007 to April 9, 2007	4

	Condensed Consolidated Statements of Operations of the Successor for the six months ended June 30, 2008 and for the period from April 10, 2007 to June 30, 2007 and the Condensed Consolidated Statements of Operations of the Predecessor for the period from January 1, 2007 to April 9, 2007	5

	Condensed Consolidated Balance Sheets of the Successor as of June 30, 2008 and December 31, 2007	6

	Condensed Consolidated Statements of Cash Flows of the Successor for the six months ended June 30, 2008 and for the period from April 10, 2007 to June 30, 2007 and the Condensed Consolidated Statements of Cash Flows of the Predecessor for the period from January 1, 2007 to April 9, 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	75

Item 4T.	Controls and Procedures	76

PART II	OTHER INFORMATION	77

Item 1.	Legal Proceedings	77

Item 1A.	Risk Factors	80

Item 6.	Exhibits	86

	Signatures	87

FORWARD LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “hope,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

our substantial leverage as a result of the Transactions (as defined within); At June 30, 2008 our total debt (including the current portion) was $6,431 million (which does not include $520 million of letters of credit issued under our synthetic letter of credit facility and an additional $131 million of outstanding letters of credit under our revolving credit facility). In addition, as of June 30, 2008, our current liabilities included $898 million of securitization obligations which were collateralized by $1,233 million of securitization assets that are not available to pay our general obligations. Moreover on April 11, 2008, we notified the holders of the Senior Toggle Notes of our intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election will increase the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008;

•

an event of default under our senior secured credit facility, including but not limited to a failure to maintain the then applicable senior secured leverage ratio, or under our indentures or relocation securitization facilities or a lack of liquidity caused by the Company’s substantial leverage and the continuing adverse housing market would materially adversely affect our financial condition, results of operations and business;

•	a continuing drop in consumer confidence and/or the impact of a recession or a prolonged period of slow economic growth;

•

continuing adverse developments in the residential real estate markets, either regionally or nationally, due to lower sales, downward pressure on price, excessive home inventory levels, and reduced availability of mortgage financing or availability only at higher rates, including but not limited to:

•	a decline in the number of homesales and/or prices and in broker commission rates and a deterioration in other economic factors that particularly impact the residential real estate market;

•	a negative perception of the market for residential real estate;

•	continued high levels of foreclosure activity;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure (inadvertent or otherwise) to comply with laws and regulations and any changes in laws and regulations; and

•	local and regional conditions in the areas where our franchisees and brokerage operations are located;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•

adverse developments in general business, economic and political conditions, including changes in short-term or long-term interest rates, and any outbreak or escalation of hostilities on a national, regional and international basis;

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

•

our inability to access capital and/or securitization markets including our inability to continue to securitize certain assets of our relocation business, which would require us to find alternative sources of liquidity, which if available, may be on less favorable terms;

•	the loss of any of our senior management or key managers in specific business units;

•

the final resolutions or outcomes with respect to Cendant’s contingent and other corporate assets or contingent litigation liabilities, contingent tax liabilities and other corporate liabilities and any related actions for indemnification made pursuant to the Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”) and the Tax Sharing Agreement dated as of July 28, 2006 and the Tax Sharing Amendment dated as of July 9, 2008 among Realogy, Wyndham Worldwide and Travelport regarding the principal transactions relating to our separation from Cendant and the other agreements that govern certain aspects of our relationship with Cendant, Wyndham Worldwide and Travelport, including any adverse impact on our future cash flows or future results of operations;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation (the “Company”) as of June 30, 2008 (successor), and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 (successor), the period from April 10, 2007 to June 30, 2007 (successor), the period from April 1, 2007 to April 9, 2007 (predecessor) and the period from January 1, 2007 to April 9, 2007 (predecessor) and cash flows for the six-month period ended June 30, 2008 (successor), the period from April 10, 2007 to June 30, 2007 (successor), and the period from January 1, 2007 to April 9, 2007 (predecessor). These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007 (successor), and the related combined statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2008, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to the fact that (i) as discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”), the Company was comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant, (ii) included in Notes 14 and 15 of the consolidated and combined financial statements is a summary of transactions with related parties, (iii) as discussed in Note 15 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006, (iv) as discussed in Note 1 to the consolidated and combined financial statements, effective April 10, 2007, the Company was acquired through a merger in a business combination accounted for as a purchase, and (v) as discussed in Note 2 to the consolidated and combined financial statements, effective January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey

August 12, 2008

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2008	Period from April 10 Through June 30, 2007	Period from April 1 Through April 9, 2007
Revenues
Gross commission income	$1,040	$1,295	$83
Service revenue	208	201	20
Franchise fees	91	115	9
Other	51	46	7

Net revenues	1,390	1,657	119

Expenses
Commission and other agent-related costs	685	863	54
Operating	422	409	46
Marketing	60	60	10
General and administrative	55	67	51
Former parent legacy costs (benefit), net	(7)	—	1
Separation costs	—	1	—
Restructuring costs	14	3	1
Merger costs	—	16	71
Depreciation and amortization	55	328	4
Interest expense	153	153	8
Interest income	(1)	(2)	(1)

Total expenses	1,436	1,898	245

Loss before income taxes and minority interest	(46)	(241)	(126)
Provision for income taxes	(19)	(93)	(49)
Minority interest, net of tax	—	1	—

Net loss	$(27)	$(149)	$(77)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2008	Period from April 10 Through June 30, 2007	Period from January 1 Through April 9, 2007
Revenues
Gross commission income	$1,788	$1,295	$1,104
Service revenue	392	201	216
Franchise fees	164	115	106
Other	100	46	67

Net revenues	2,444	1,657	1,493

Expenses
Commission and other agent-related costs	1,171	863	726
Operating	851	409	489
Marketing	115	60	84
General and administrative	118	67	123
Former parent legacy costs (benefit), net	(1)	—	(19)
Separation costs	—	1	2
Restructuring costs	23	3	1
Merger costs	2	16	80
Depreciation and amortization	111	328	37
Interest expense	317	153	43
Interest income	(1)	(2)	(6)

Total expenses	2,706	1,898	1,560

Loss before income taxes and minority interest	(262)	(241)	(67)
Provision for income taxes	(102)	(93)	(23)
Minority interest, net of tax	—	1	—

Net loss	$(160)	$(149)	$(44)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124	$153
Trade receivables (net of allowance for doubtful accounts of $27 and $16)	162	122
Relocation receivables	1,024	1,030
Relocation properties held for sale	125	183
Deferred income taxes	82	82
Due from former parent	3	14
Other current assets	142	143

Total current assets	1,662	1,727

Property and equipment, net	304	381
Goodwill	3,924	3,939
Trademarks	1,009	1,009
Franchise agreements, net	3,183	3,216
Other intangibles, net	496	509
Other non-current assets	352	391

Total assets	$10,930	$11,172

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$222	$139
Securitization obligations	898	1,014
Due to former parent	540	550
Revolving credit facility and current portion of long-term debt	237	32
Accrued expenses and other current liabilities	536	652

Total current liabilities	2,433	2,387

Long-term debt	6,194	6,207
Deferred income taxes	1,135	1,249
Other non-current liabilities	124	129

Total liabilities	9,886	9,972

Commitments and contingencies (Notes 9 and 10)

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	2,009	2,006
Accumulated deficit	(957)	(797)
Accumulated other comprehensive loss	(8)	(9)

Total stockholder’s equity	1,044	1,200

Total liabilities and stockholder’s equity	$10,930	$11,172

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From January 1 Through April 9, 2007
Operating Activities
Net loss	$(160)	$(149)	$(44)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111	328	37
Deferred income taxes	(106)	(95)	(20)
Merger costs related to employee equity awards	—	—	56
Amortization of deferred financing costs	12	10	4
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(38)	(1)	(26)
Relocation receivables and advances	7	(85)	106
Relocation properties held for sale	58	3	38
Accounts payable, accrued expenses and other current liabilities	8	177	5
Due (to) from former parent	3	13	15
Other, net	33	6	(64)

Net cash (used in) provided by operating activities	(72)	207	107

Investing Activities
Property and equipment additions	(24)	(22)	(31)
Acquisition of Realogy	—	(6,761)	—
Net assets acquired (net of cash acquired) and acquisition-related payments	(11)	(20)	(22)
Proceeds from the sale of preferred stock and warrants	—	—	22
Proceeds from the sale of property and equipment	7	—	—
Proceeds related to corporate aircraft sale leaseback and termination	12	21	—
Investment in unconsolidated entities	(4)	—	—
Change in restricted cash	3	2	(9)
Other, net	5	1	—

Net cash used in investing activities	(12)	(6,779)	(40)

Financing Activities
Net change in revolving credit facility	$205	$—	$—
Repayments made on new term loan credit facility	(16)	—	—
Note payment for 2006 acquisition of Texas American Title Company	(10)	—	—
Net change in securitization obligations	(116)	(30)	21
Proceeds from new term loan credit facility and issuance of notes	—	5,032	—
Repayment of predecessor term loan facility	—	(600)	—
Repayment of prior securitization obligations	—	(914)	—
Proceeds from new securitization obligations	—	903	—
Debt issuance costs	—	(144)	—
Investment by affiliates of Apollo and co-investors	—	1,999	—
Proceeds from issuances of common stock for equity awards	—	—	36
Proceeds received from Cendant’s sale of Travelport	—	—	5
Other, net	(8)	(6)	—

Net cash provided by financing activities	55	6,240	62
Net (decrease) increase in cash and cash equivalents	(29)	(332)	129
Cash and cash equivalents, beginning of period	153	528	399

Cash and cash equivalents, end of period	$124	$196	$528

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$386	$67	$33
Income tax payments (refunds), net	$1	$5	$(26)

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

On December 15, 2006, the Company entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). In connection with the merger agreement, Holdings established a direct wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”), to hold all of Realogy’s issued and outstanding common stock acquired by Holdings in the merger of Domus Acquisition Corp. with and into Realogy with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007.

The Company incurred indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. See Note 6 “Short and Long Term Debt” for additional information on the indebtedness incurred related to the Merger and for additional information related to the Company’s senior secured leverage ratio that it is required to maintain. In addition, investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity contributed $2,001 million to the Company to complete the Merger. We also refinanced the credit facilities covering our relocation securitization facilities (“the Securitization Facilities Refinancing”). The term “Transactions” refers to, collectively, (1) the Merger, (2) the offering of the notes, (3) the initial borrowings under our senior secured credit facility, including our synthetic letter of credit facility, (4) the equity investment, and (5) the Securitization Facilities Refinancings.

Although Realogy continues as the same legal entity after the Merger, the accompanying Condensed Consolidated Statements of Operations and Cash Flows for 2007 are presented for two periods: January 1, 2007 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through June 30, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the periods preceding and succeeding the Merger, respectively. The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost as well as the effect of the Transactions.

The accompanying Condensed Consolidated Financial Statements of the Company and its Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2008 and December 31, 2007, and the results of our operations and cash flows for the periods presented herein. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

These interim Condensed Consolidated Financial Statements of the Company and its Predecessor should be read in conjunction with the Consolidated and Combined Financial Statements of the Company and its Predecessor for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of June 30, 2008, we had approximately 16,000 franchised and company owned offices and 300,000 sales associates operating under our brands in the U.S. and 91 other countries and territories around the world, which included approximately 900 of our company owned and operated brokerage offices with approximately 54,000 sales associates.

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

Current assets	$2,165
Property and equipment, net	368
Intangible assets	5,685
Goodwill	4,030
Other non-current assets	293
Current liabilities	(2,107)
Deferred income tax liabilities	(1,749)
Long-term debt	(1,800)
Other non-current liabilities	(124)

Total purchase price allocation	$6,761

Pro Forma Financial Information

The Company’s pro forma results of operations for the six months ended June 30, 2007, assuming that the Merger occurred as of January 1, 2007, results in revenues of $3.2 billion and a net loss of $0.5 billion. This pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the Merger had actually occurred at the beginning of each period presented, or of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, depreciation and amortization, interest expense and related tax effects.

Impairment of Goodwill and Other Indefinite Life Intangibles

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing as of October 1st of each year subsequent to completing its annual forecasting process. During the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and unamortized intangible assets. This review resulted in an impairment charge for the year ended December 31, 2007 of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The Company continues to assess events and circumstances that would indicate an impairment has occurred given the current state of the housing market. The Company believes that no events or circumstances have occurred during the six months ended June 30, 2008 that would require the Company to reassess goodwill and other intangible assets for impairment.

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

The Company uses foreign currency forward contracts largely to manage its exposure to changes to foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Hong Kong Dollar and Swiss Franc. In accordance with SFAS No. 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. The fluctuations in the value of these forward contracts do, however, generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates with an aggregate notional value of $775 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and the unfavorable fair market value of the swaps of $12 million, net of income taxes, is recorded in Accumulated Other Comprehensive Loss at June 30, 2008.

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

Level Input:	Input Definitions:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2008 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Certificates of deposit (primarily included in other current assets)	$8	$—	$—	$8
Derivatives
Interest rate swaps, net (primarily included in other non-current liabilities)	—	(12)	—	(12)
Deferred compensation plan assets
(included in other non-current assets)	5	—	—	5

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at June 30, 2008:

	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	898	898
Revolving credit facility	205	205
Term loan facility	3,138	2,652
Fixed Rate Senior Notes	1,682	1,194
Senior Toggle Notes	545	322
Senior Subordinated Notes	861	417

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

Defined Benefit Pension Plan

The net periodic pension benefit for both the three months ended June 30, 2008 and 2007 was less than $1 million and is comprised of a benefit of $2 million for the expected return on assets offset by interest cost of approximately $2 million.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 introduced significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008. In addition, SFAS No. 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and is currently evaluating the impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures enabling investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2008, The FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP allows an entity to use its own assumption or historical experience about renewal or extension of an arrangement for a recognized intangible asset when determining the useful life of the asset, even when there is likely to be substantial cost or material modifications to the arrangement. In the absence of past experience, the entity shall consider the assumptions that market participants would use about renewal and extension and adjust for the entity-specific factors. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company intends to adopt the guidance on January 1, 2009 and is currently evaluating the impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The guidance addresses the sources of generally accepted accounting principles (“GAAP”) by grouping them into four descending categories. It provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with the US GAAP. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. It is expected that SFAS No. 162 will not impact the Company’s consolidated financial condition, results of operations or cash flows.

2.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Successor		Predecessor
	Three Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From April 1 Through April 9, 2007
Net loss	$(27)	$(149)	$(77)
Unrealized gains (losses) on interest rate hedges, net	12	6	—

Total comprehensive loss	$(15)	$(143)	$(77)

Comprehensive loss consisted of the following:
	Successor		Predecessor
	Six Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From January 1 Through April 9, 2007
Net loss	$(160)	$(149)	$(44)
Foreign currency translation adjustments	1	—	(1)
Unrealized gains (losses) on interest rate hedges, net	—	6	—

Total comprehensive loss	$(159)	$(143)	$(45)

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

For the six months ended June 30, 2008 and the periods April 10, 2007 through June 30, 2007 and January 1, 2007 through April 9, 2007, the Company made earnout payments for previously acquired businesses of $4 million, less than $1 million and $18 million, respectively.

2008 ACQUISITIONS

During the six months ended June 30, 2008, the Company acquired four real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $2 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of less than $2 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

2007 ACQUISITIONS

During the period April 10, 2007 to June 30, 2007, the Company acquired four real estate brokerage operations through its wholly-owned subsidiary, NRT, for $4 million of cash, in the aggregate, which resulted in goodwill of $3 million that was assigned to the Company Owned Real Estate Brokerage Services segment. During the period January 1, 2007 to April 9, 2007, the Company acquired three real estate brokerage operations through its wholly-owned subsidiary, NRT, for $1 million of cash, in the aggregate, which resulted in goodwill of less than $1 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

In May 2007, the Company also acquired a Canadian real estate franchise operation through its Real Estate Franchise Services segment for $13 million in cash which resulted in goodwill of $4 million.

None of the 2008 or 2007 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

4.	INTANGIBLE ASSETS

Intangible assets consisted of:

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$2,019	$87	$1,932	$2,019	$54	$1,965
License agreement (b)	45	1	44	45	1	44
Pendings and listings (c)	2	2	—	2	1	1
Customer relationship (d)	467	31	436	467	19	448
Other (e)	7	2	5	7	1	6

	$2,540	$123	$2,417	$2,540	$76	$2,464

Unamortized Intangible Assets
Goodwill	$3,924			$3,939

Franchise agreement with NRT (f)	$1,251			$1,251
Trademarks (g)	1,009			1,009
Title plant shares (h)	11			10

	$2,271			$2,270

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).
(d)	Relates to the customer relationships at Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.

(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(g)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial, Sotheby’s International Realty, and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(h)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

The changes in the gross carrying amount of goodwill are as follows:

	Balance at January 1, 2008	2008 Activity (a)	Balance at June 30, 2008
Real Estate Franchise Services	$2,260	$(2)	$2,258
Company Owned Real Estate Brokerage Services	766	(5)	761
Relocation Services	596	(4)	592
Title and Settlement Services	317	(4)	313

Total Company	$3,939	$(15)	$3,924

(a)	$(16) million related to purchase accounting fair value adjustments offset by less than $2 million for the acquisition of real estate brokerages by NRT.

Amortization expense relating to intangible assets was as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From April 1 Through April 9, 2007
Franchise agreements	$17	$18	$1
Pendings and listings	—	279	—
Customer relationships	6	6	—
Other	—	—	—

Total	$23	$303	$1

	Successor		Predecessor
	Six Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From January 1 Through April 9, 2007
Franchise agreements	$33	$18	$5
Pendings and listings	1	279	—
Customer relationships	12	6	—
Other	1	—	1

Total	$47	$303	$6

Based on the Company’s amortizable intangible assets as of June 30, 2008, the Company expects related amortization expense for the remainder of 2008, the four succeeding years and thereafter to approximate $47 million, $94 million, $94 million, $94 million, $94 million and $1,994 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	June 30, 2008	December 31, 2007
Accrued payroll and related employee costs	$85	$114
Accrued volume incentives	19	35
Deferred income	102	97
Accrued interest	99	146
Other	231	260

	$536	$652

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	June 30, 2008	December 31, 2007
Senior Secured Credit Facility:
Revolving credit facility	$205	$—
Term loan facility	3,138	3,154
Fixed Rate Senior Notes	1,682	1,681
Senior Toggle Notes	545	544
Senior Subordinated Notes	861	860
Securitization Obligations:
Apple Ridge Funding LLC	603	670
U.K. Relocation Receivables Funding Limited	199	169
Kenosia Funding LLC	96	175

	$7,329	$7,253

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized and is reduced by 1% each year. The amount available under the synthetic letter of credit was reduced to $522 million on December 31, 2007 and to $520 million at June 30, 2008. On April 26, 2007 the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities and will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

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

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically the Company’s senior secured net debt to trailing 12 month Adjusted EBITDA, as defined in the credit facility, may not exceed 5.6 to 1 at March 31, 2008 and June 30, 2008. That ratio steps down to 5.35 to 1 at September 30, 2008, further steps down to 5.0 to 1 at September 30, 2009 and steps down to 4.75 to 1 at March 31, 2011 and thereafter. Based upon its current forecasts the Company expects to continue to be in compliance with the senior secured leverage ratio through June 30, 2009. However, because the projected covenant calculation is based upon forecasted financial information there can be no assurance that such forecasts will be achieved or that the Company will continue to be in compliance with the senior secured leverage ratio.

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

Should the occurrence of an event of default under the senior secured credit facility occur, the lenders:

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

If the Company was unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged the majority of the Company’s assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, the Company cannot assure you that it will have sufficient assets to repay the senior secured credit facility and other indebtedness, including the Notes, or will be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Current industry forecasts indicate that during the third and fourth quarters of 2008, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages and/or may increase, as compared to actual year over year declines experienced in those two factors in the first two quarters of 2008. If those forecasts are not realized in the third and fourth quarters of 2008 and/or the Company’s results for the third and fourth quarters of 2008 do not follow those forecasted trends, the Company may have difficulty complying with the senior secured leverage ratio under the senior secured credit facility. In such event, the Company would anticipate initiating additional cost saving measures (which would increase our Adjusted EBITDA to give effect to such savings on a pro forma basis). Our parent company also has the right but not the obligation to issue additional Holdings equity for cash and to infuse such capital into the Company, which would have the effect of increasing Adjusted EBITDA for purposes of the senior secured leverage ratio. There can be no assurance that our parent company would be able or willing to issue equity for cash and/or that such additional cost savings would be sufficient to comply with the senior secured leverage ratio.

FIXED RATE SENIOR NOTES DUE 2014, SENIOR TOGGLE NOTES DUE 2014 AND SENIOR SUBORDINATED NOTES DUE 2015

On April 10, 2007, the Company issued in a private placement $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes” and, together with the Fixed Rate Senior Notes and Senior Toggle Notes issued in April 2007, referred to as the “old notes”).

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

The Fixed Rate Senior Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Each Fixed Rate Senior Note bears interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Interest on the Senior Toggle Notes is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Interest for the first interest period commencing on the Issue Date shall be payable entirely in cash. After October 15, 2011, the Company will make all interest payments on the Senior Toggle Notes entirely in cash. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. On April 11, 2008, the Company notified the holders of the senior toggle notes of the Company’s intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election will increase the principal amount of the Senior Toggle Notes by $32 million on October 15, 2008. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, at the end of each accrual period commencing with the accrual period ending April 15, 2012, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be to redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Because of the Company’s election to utilize the PIK Interest option, the portion of the Senior Toggle Notes that is required to be redeemed on April 15, 2012 will increase.

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

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	June 30, 2008	December 31, 2007
Apple Ridge Funding LLC	$603	$670
U.K. Relocation Receivables Funding Limited	199	169
Kenosia Funding LLC	96	175

	$898	$1,014

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

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $1,233 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at June 30, 2008 and December 31, 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $11 million and $25 million, for the three and six months ended June 30, 2008, respectively and $13 million for the period April 10, 2007 through June 30, 2007, $1 million for the period April 1, 2007 through April 9, 2007 and $13 million for the period January 1, 2007 through April 9, 2007. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables, advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 5.0% and 6.1% for the six months ended June 30, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in early amortization of this securitization obligation and termination of any further advances under the program.

Kenosia Funding LLC

Prior to the amendment discussed below, the Kenosia Funding LLC securitization program was a five year agreement and under this program, the Company obtains financing for the purchase of the at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. These trigger events could result in early amortization of this securitization obligation and termination of any further advances under the program.

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

The Company will maintain limited at-risk activities with certain other customers, but in conjunction with the Kenosia Amendment the borrowing capacity under the Kenosia securitization program was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009. The Kenosia Amendment also required that the maximum advance rate on the facility be lowered to 50%, increased the borrowing rate by 50 basis points to 150 basis points above LIBOR, and modified certain ratios tied to the performance of the underlying assets. These modifications allowed the program to modify certain ratios that may have resulted in an amortization event as the Company exits the government at-risk business and reduces the inventory of homes without replacing it with new home inventory.

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

As of June 30, 2008, this securitization program was fully utilized.

SHORT TERM BORROWING FACILITIES

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $460 million as of June 30, 2008. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time and the Company bears the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $1 million and $3 million for the three and six months ended June 30, 2008, respectively, compared to $3 million for the period April 10, 2007 through June 30, 2007, less than $1 million for the period April 1, 2007 through April 9, 2007 and $3 million for the period January 1, 2007 through April 9, 2007. These amounts are recorded within net revenue in the accompanying Condensed Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at June 30, 2008 or December 31, 2007. The average amount of short term borrowings outstanding during the six months ended June 30, 2008 and 2007 was approximately $184 million and $242 million, respectively.

ISSUANCE OF INTEREST RATE SWAPS

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates and notional amounts to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007 for an aggregate notional amount of $775 million. The Company is utilizing pay-fixed interest rate (and receive 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount of 5-year at 4.93%, (ii) $350 million notional amount of 3-year at 4.835% and (iii) $200 million notional amount of 1.5-year at 4.91%. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and, therefore, the unfavorable fair market value of the swaps of $12 million, net of income taxes, is recorded in accumulated other comprehensive loss at June 30, 2008.

AVAILABLE CAPACITY

As of June 30, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$205	$414
Term loan facility (2)	October 2013	3,138	3,138	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,682	—
Senior Toggle Notes (4)	April 2014	550	545	—
Senior Subordinated Notes (5)	April 2015	875	861	—

Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	603	247
U.K. Relocation Receivables Funding Limited (6)	April 2012	199	199	—
Kenosia Funding LLC (6)(7)	June 2009	175	96	79

		$8,237	$7,329	$740

(1)	The available capacity under the revolving credit facility is reduced by $131 million of outstanding letters of credit at June 30, 2008.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 5.55% at June 30, 2008.

(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $18 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $14 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Effective with the Kenosia amendment completed in March 2008, the borrowing capacity was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009.

7.	RESTRUCTURING COSTS

2008 Restructuring Program

During the first half of 2008, the Company, primarily the Company Owned Real Estate Brokerage Services segment, committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $37 million in 2008. As of June 30, 2008 the Company has recognized $23 million of this expense.

Total 2008 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of June 30, 2008
Company Owned Real Estate
Brokerage Services	$—	$21	$(10)	$11
Title and Settlement Services	—	2	(1)	1

	$—	$23	$(11)	$12

The table below shows total 2008 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$5	$14	$4	$23
Cash payments and other reductions	(3)	(5)	(3)	(11)

Balance at June 30, 2008	$2	$9	$1	$12

The Company recognized $3 million, $8 million, and $3 million of personnel related, facility related and asset impairment restructuring expenses, respectively, for the three months ended June 30, 2008.

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company recognized $35 million of restructuring expense in 2007 and the remaining liability at December 31, 2007 was $21 million. During the six months ended June 30, 2008, the Company recognized approximately $1 million of additional expense related to the 2007 restructuring activities and made cash payments and had other reductions of approximately $10 million. The remaining liability at June 30, 2008 is $12 million.

8.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of Common Stock, restricted stock units and other awards settleable in, or based upon, Common Stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.5 million of restricted shares to senior officers. One half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Board, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. The vesting terms of Mr. Silverman are similar to the terms of the other employee grants. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. As of June 30, 2008, the total number of shares available for future grant is approximately one million shares.

Stock Options and Restricted Stock Grants

During the three months ended June 30, 2008, the Company granted 152,500 stock options to new senior management employees which vest over the same terms as the April 2007 grant. During the three months ended March 31, 2008, the Company granted 50,000 stock options and 9,000 shares of restricted stock to a director of the Company. The director stock options vest ratably over a four year period.

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

The weighted average assumptions utilized to determine the value of the stock options granted in 2008 are as follows:

Expected volatility	32.9%
Expected term (years)	6.4
Risk-free interest rate	3.5%
Dividend yield	—

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Shares
	A	B	C
Outstanding at December 31, 2007	8.08	4.04	4.04	0.45
Granted	0.13	0.04	0.04	0.01
Exercised	—	—	—	—
Forfeited or expired	(0.08)	(0.04)	(0.04)	—

Outstanding at June 30, 2008	8.13	4.04	4.04	0.46

Exercisable at June 30, 2008	1.09	—	—	—

Weighted average remaining contractual term (years)	8.99	8.98	8.98
Weighted average grant date fair value per share	$3.68	$3.01	$2.47	$10.00

	Options Vested	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2008	1.09	$10.00	8.78 years	$—

As of June 30, 2008, there was $27 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $22 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and the restricted shares will be recorded in future periods as compensation expense over a weighted average period of approximately 3.8 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense related to the incentive equity awards granted by the Company and Holdings.

	Successor		Predecessor
	Three Months Ended June 30, 2008	Period from April 10 to June 30, 2007	Period from April 1 to April 9, 2007
Awards granted by Realogy	$—	$—	$—
Acceleration of vesting of Realogy’s awards	—	—	56
Awards granted by Domus Holdings	2	1	—

Total	$2	$1	$56

	Successor		Predecessor
	Six Months Ended June 30, 2008	Period from April 10 to June 30, 2007	Period from January 1 to April 9, 2007
Awards granted by Realogy	$—	$—	$5
Acceleration of vesting of Realogy’s awards	—	—	56
Awards granted by Domus Holdings	4	1	—

Total	$4	$1	$61

9.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

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

The majority of the liabilities noted above are classified as due to former parent in the Condensed Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. The due to former parent balance was $540 million and $550 million at June 30, 2008 and December 31, 2007, respectively.

The contingent liabilities are mainly comprised of contingent litigation settlement liabilities and contingent tax liabilities. Rollforwards of these liabilities are noted below.

Rollforward of Contingent Litigation Settlement Liabilities
Balance at December 31, 2007	$103
Payments related to the settlement of legal matters	(13)
Net decrease in settlement liabilities	(2)

Balance at June 30, 2008	$88

Rollforward of Contingent Tax Liabilities
Balance at December 31, 2007	$353
Payments related to tax liabilities	(2)

Balance at June 30, 2008	$351

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH Corporation (“PHH”) to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, LLC (“PHH Home Loans”) with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. The Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. The Company also entered into a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees and a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues, including equity earnings, of $3 million and $8 million during the three and six month period ended June 30, 2008, respectively. The Company recorded net revenues, including equity earnings, of $5 million and $2 million during the period from April 10, 2007 through June 30, 2007 and January 1, 2007 to April 9, 2007, respectively. The Company invested an additional $1 million of cash in PHH Home Loans during the quarter ended March 31, 2008 and recorded a $1 million reduction in retained earnings and investment in PHH Home Loans related to the venture’s adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Adjustments” on January 1, 2008.

Transactions with Affinion Group Holdings, Inc. (an Affiliate of Apollo)

In connection with Cendant’s sale of its former Marketing Services division in October 2005, Cendant received preferred stock with a fair value of $83 million (face value of $125 million) and warrants with a fair value of $3 million in Affinion Group Holdings, Inc. (“Affinion”) as part of the purchase price consideration. At Separation, the Company received the right to 62.5% of the proceeds from Cendant’s investment in Affinion and the value recorded by the Company on August 1, 2006 was $58 million. In January 2007, the Company received from the former parent $66 million, or 62.5%, of cash proceeds related to the former parent’s redemption of a portion of preferred stock investment with a book value of $46 million resulting in a gain of approximately $20 million which is included in former parent legacy costs (benefit), net in the Condensed Consolidated Statements of Operations. In March 2007, the Company’s former parent transferred 62.5% of the remaining investment in Affinion preferred stock and warrants to the Company, which simultaneously sold such preferred stock and warrants to two stockholders of Affinion who are affiliates of Apollo for $22 million with a book value of $17 million resulting in a gain of $5 million which is included in former parent legacy costs (benefit), net in the Condensed Consolidated Statements of Operations.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the six months ended June 30, 2008, the Company has recognized revenue and expenses related to these transactions of less than $1 million in the aggregate.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

In addition to the former parent contingent liability matters disclosed in Note 9 “Separation Adjustments and Transactions with Former Parent and Subsidiaries”, the Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) concerning alleged violations of RESPA and California’s Unfair Competition Law with respect to whether a product and service provided by a joint venture to which the Company was a party constitutes a settlement service; (iii) contending that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; and (iv) concerning claims generally against the company owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services.

On September 7, 2007, the Court granted summary judgment on the breach of contract claims asserted by plaintiffs in the legacy Cendant Litigation, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”). The Credentials Litigation commenced in February 2000 and is a contingent liability of Cendant that was assigned to Realogy and Wyndham Worldwide Corporation under the Separation Agreement. The summary judgment award plus interest through March 31, 2008 is approximately $97 million and provides for the award of attorneys’ fees to the plaintiff. Under the terms of the Separation Agreement, the Company’s portion of any actual liability would be 62.5% of the aggregate liability amount including any related fees and costs. Based upon the summary judgment decision, the Company has reserved $64 million for this matter. Following the adverse summary judgment decision, Cendant filed a motion for reconsideration, which was denied by the court on May 7, 2008. Cendant filed a notice of appeal on May 23, 2008 and appellate bonds were posted in the aggregate amount of approximately $108.6 million (Realogy for the benefit of Cendant posting a bond for 62.5% thereof, or approximately $67.9 million, and Wyndham Worldwide Corporation for the benefit of Cendant posting a bond for 37.5% thereof, or approximately $40.7 million). On June 2, 2008, Plaintiffs filed a notice of cross appeal.

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

Under the Tax Sharing Agreement, the Company is responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. On July 9, 2008, an amendment to the Tax Sharing Agreement was signed, to clarify the intent of the parties upon signing the Tax Sharing Agreement in 2006. The amendment reflects the parties original intentions that (1) income tax payments would be treated as made and deductible (pursuant to the income tax regulations) by the reimbursing separate companies, (2) certain additional Cendant entities are deemed “shared” and thus entitling these entities to reimbursement for pre-separation tax liabilities or requiring them to distribute pre-separation refunds received; and (iii) the respective separate companies are required to surrender, without compensation, any recaptured tax credit carryovers (distributed at the separation date) pursuant to a tax audit. This amendment will result in certain balance sheet reclassifications between amounts due to/from former parent and tax accounts in the third quarter of 2008.

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

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $558 million and $442 million at June 30, 2008 and December 31, 2007, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

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

	Revenues (a)
	Successor		Predecessor
	Three Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From April 1 Through April 9, 2007
Real Estate Franchise Services	$185	$222	$19
Company Owned Real Estate Brokerage Services	1,062	1,312	83
Relocation Services	124	116	13
Title and Settlement Services	94	100	9
Corporate and Other (b)	(75)	(93)	(5)

Total Company	$1,390	$1,657	$119

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real

Estate Brokerage Services segment of $75 million for the three months ended June 30, 2008, $93 million for the period April 10, 2007 through June 30, 2007 and $5 million for the period April 1, 2007 through April 9, 2007. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $12 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three months ended June 30, 2008 and $14 million for the period April 10, 2007 through June 30, 2007, $2 million for the period April 1, 2007 through April 9, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(b)	Includes the elimination of transactions between segments.

	Revenues (a)
	Successor		Predecessor
	Six Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$336	$222	$217
Company Owned Real Estate Brokerage Services	1,831	1,312	1,116
Relocation Services	233	116	137
Title and Settlement Services	175	100	97
Corporate and Other (b)	(131)	(93)	(74)

Total Company	$2,444	$1,657	$1,493

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $131 million for the six months ended June 30, 2008, $93 million for the period April 10, 2007 through June 30, 2007 and $74 million for the period January 1, 2007 through April 9, 2007. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $20 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the six months ended June 30, 2008, $14 million for the period April 10, 2007 through June 30, 2007 and $14 million for the period January 1, 2007 through April 9, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Successor		Predecessor
	Three Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From April 1 Through April 9, 2007
Real Estate Franchise Services	$109	$151	$—
Company Owned Real Estate Brokerage Services	26	69	(27)
Relocation Services	23	27	(8)
Title and Settlement Services	5	14	(7)
Corporate and Other	(2)	(23)	(73)

Total Company	161	238	(115)
Less:
Depreciation and amortization	55	328	4
Interest (income) expense, net	152	151	7

Loss before income taxes and minority interest	$(46)	$(241)	$(126)

(a)	Includes $14 million of restructuring costs offset by a benefit of $7 million of former parent legacy costs for the three months ended June 30, 2008, compared to $16 million, $3 million and $1 million of merger costs, restructuring costs and separation costs, respectively, for the period April 10, 2007 through June 30, 2007 and $71 million, $45 million, $1 million and $1 million of merger costs, separation benefits, restructuring costs and former parent legacy costs, respectively, for the period April 1, 2007 through April 9, 2007.

	EBITDA (a)
	Successor		Predecessor
	Six Months Ended June 30, 2008	Period From April 10 Through June 30, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$188	$151	$122
Company Owned Real Estate Brokerage Services	(33)	69	(47)
Relocation Services	23	27	12
Title and Settlement Services	3	14	(4)
Corporate and Other	(16)	(23)	(76)

Total Company	165	238	7
Less:
Depreciation and amortization	111	328	37
Interest (income) expense, net	316	151	37

Loss before income taxes and minority interest	$(262)	$(241)	$(67)

(a)	Includes $23 million of restructuring costs, $2 million of merger costs offset by a benefit of $1 million of former parent legacy costs for the six months ended June 30, 2008 compared to $16 million, $3 million and $1 million of merger costs, restructuring costs and separation costs, respectively, for the period April 10, 2007 through June 30, 2007 and $80 million, $45 million, $1 million and $2 million of merger costs, separation benefits, restructuring costs and separation costs, offset by a benefit of $19 million of former parent legacy costs, respectively, for the period January 1, 2007 through April 9, 2007.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,039	$1	$—	$1,040
Service revenue	—	161	47	—	208
Franchise fees	—	91	—	—	91
Other	—	50	1	—	51

Net revenues	—	1,341	49	—	1,390

Expenses
Commission and other agent-related costs	—	685	—	—	685
Operating	—	392	30	—	422
Marketing	—	59	1	—	60
General and administrative	9	43	3	—	55
Former parent legacy costs (benefit), net	(7)	—	—	—	(7)
Restructuring costs	—	14	—	—	14
Depreciation and amortization	2	53	—	—	55
Interest expense	152	1	—	—	153
Interest income	—	(1)	—	—	(1)
Intercompany transactions	5	(5)	—	—	—

Total expenses	161	1,241	34	—	1,436

Income (loss) before income taxes and minority interest	(161)	100	15	—	(46)
Provision for income taxes	(65)	41	5	—	(19)
Minority interest, net of tax	—	—	—	—	—
Equity in earnings of subsidiaries	69	10	—	(79)	—

Net income (loss)	$(27)	$69	$10	$(79)	$(27)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,786	$2	$—	$1,788
Service revenue	—	301	91	—	392
Franchise fees	—	164	—	—	164
Other	—	100	—	—	100

Net revenues	—	2,351	93	—	2,444

Expenses
Commission and other agent-related costs	—	1,171	—	—	1,171
Operating	1	789	61	—	851
Marketing	—	113	2	—	115
General and administrative	16	96	6	—	118
Former parent legacy costs (benefit), net	(1)	—	—	—	(1)
Restructuring costs	—	23	—	—	23
Merger costs	1	1	—	—	2
Depreciation and amortization	5	105	1	—	111
Interest expense	315	2	—	—	317
Interest income	—	(1)	—	—	(1)
Intercompany transactions	11	(11)	—	—	—

Total expenses	348	2,288	70	—	2,706

Income (loss) before income taxes and minority interest	(348)	63	23	—	(262)
Provision for income taxes	(137)	27	8	—	(102)
Minority interest, net of tax	—	—	—	—	—
Equity in earnings of subsidiaries	51	15	—	(66)	—

Net income (loss)	$(160)	$51	$15	$(66)	$(160)

Condensed Consolidating Statement of Operations

April 10 through June 30, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,294	$1	$—	$1,295
Service revenue	—	157	44	—	201
Franchise fees	—	115	—	—	115
Other	—	42	4	—	46

Net revenues	—	1,608	49	—	1,657

Expenses
Commission and other agent-related costs	—	863	—	—	863
Operating	—	377	32	—	409
Marketing	—	60	—	—	60
General and administrative	12	52	3	—	67
Former parent legacy costs (benefit), net	6	(6)	—	—	—
Separation costs	1	—	—	—	1
Restructuring costs	—	3	—	—	3
Merger costs	4	12	—	—	16
Depreciation and amortization	2	326	—	—	328
Interest expense	152	1	—	—	153
Interest income	(1)	(1)	—	—	(2)
Intercompany transactions	9	(9)	—	—	—

Total expenses	185	1,678	35	—	1,898

Income (loss) before income taxes and minority interest	(185)	(70)	14	—	(241)
Provision for income taxes	(71)	(27)	5	—	(93)
Minority interest, net of tax	—	—	1	—	1
Equity in earnings of subsidiaries	(35)	8	—	27	—

Net income (loss)	$(149)	$(35)	$8	$27	$(149)

Condensed Consolidating Statement of Operations

April 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$83	$—	$—	$83
Service revenue	—	15	5	—	20
Franchise fees	—	9	—	—	9
Other	—	7	—	—	7

Net revenues	—	114	5	—	119

Expenses
Commission and other agent-related costs	—	54	—	—	54
Operating	—	42	4	—	46
Marketing	—	10	—	—	10
General and administrative	46	5	—	—	51
Former parent legacy costs (benefit), net	1	—	—	—	1
Restructuring costs	—	1	—	—	1
Merger costs	26	45	—	—	71
Depreciation and amortization	—	4	—	—	4
Interest expense	7	1	—	—	8
Interest income	—	(1)	—	—	(1)
Intercompany transactions	1	(1)	—	—	—

Total expenses	81	160	4	—	245

Income (loss) before income taxes and minority interest	(81)	(46)	1	—	(126)
Provision for income taxes	(31)	(18)	—	—	(49)
Minority interest, net of tax	—	—	—	—	—
Equity in earnings of subsidiaries	(27)	1	—	26	—

Net income (loss)	$(77)	$(27)	$1	$26	$(77)

Condensed Consolidating Statement of Operations

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,104	$—	$—	$1,104
Service revenue	—	169	47	—	216
Franchise fees	—	106	—	—	106
Other	—	63	4	—	67

Net revenues	—	1,442	51	—	1,493

Expenses
Commission and other agent-related costs	—	726	—	—	726
Operating	—	453	36	—	489
Marketing	—	84	—	—	84
General and administrative	58	62	3	—	123
Former parent legacy costs (benefit), net	(18)	(1)	—	—	(19)
Separation costs	2	—	—	—	2
Restructuring costs	—	1	—	—	1
Merger costs	34	45	1	—	80
Depreciation and amortization	2	34	1	—	37
Interest expense	40	3	—	—	43
Interest income	(5)	(1)	—	—	(6)
Intercompany transactions	13	(13)	—	—	—

Total expenses	126	1,393	41	—	1,560

Income (loss) before income taxes and minority interest	(126)	49	10	—	(67)
Provision for income taxes	(47)	21	3	—	(23)
Minority interest, net of tax	—	—	—	—	—
Equity in earnings of subsidiaries	35	7	—	(42)	—

Net income (loss)	$(44)	$35	$7	$(42)	$(44)

Condensed Consolidating Balance Sheet

As of June 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4	$106	$41	$(27)	$124
Trade receivables, net	—	137	25	—	162
Relocation receivables	—	(18)	1,042	—	1,024
Relocation properties held for sale	—	(52)	177	—	125
Deferred income taxes	63	19	—	—	82
Intercompany note receivable	—	134	17	(151)	—
Due from former parent	3	—	—	—	3
Other current assets	19	98	38	(13)	142

Total current assets	89	424	1,340	(191)	1,662

Property and equipment, net	28	273	3	—	304
Goodwill	—	3,924	—	—	3,924
Trademarks	—	1,009	—	—	1,009
Franchise agreements, net	—	3,183	—	—	3,183
Other intangibles, net	—	496	—	—	496
Other non-current assets	141	87	124	—	352
Investment in subsidiaries	9,372	217	—	(9,589)	—

Total assets	$9,630	$9,613	$1,467	$(9,780)	$10,930

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$14	$229	$19	$(40)	$222
Securitization obligations	—	—	898	—	898
Intercompany note payable	—	17	134	(151)	—
Due to former parent	540	—	—	—	540
Revolving credit facility and current portion of long term debt	237	—	—	—	237
Accrued expenses and other current liabilities	135	348	53	—	536
Intercompany payables	1,031	(1,165)	134	—	—

Total current liabilities	1,957	(571)	1,238	(191)	2,433

Long-term debt	6,194	—	—	—	6,194
Deferred income taxes	(319)	1,454	—	—	1,135
Other non-current liabilities	51	61	12	—	124
Intercompany liabilities	703	(703)	—	—	—

Total liabilities	8,586	241	1,250	(191)	9,886

Total stockholder’s equity	1,044	9,372	217	(9,589)	1,044

Total liabilities and stockholder’s equity	$9,630	$9,613	$1,467	$(9,780)	$10,930

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$120	$56	$36	$(59)	$153
Trade receivables, net	—	95	27	—	122
Relocation receivables	—	(15)	1,045	—	1,030
Relocation properties held for sale	—	(58)	241	—	183
Deferred income taxes	62	20	—	—	82
Intercompany note receivable	—	123	—	(123)	—
Due from former parent	14	—	—	—	14
Other current assets	10	119	35	(21)	143

Total current assets	206	340	1,384	(203)	1,727

Property and equipment, net	59	319	3	—	381
Goodwill	—	3,944	(5)	—	3,939
Trademarks	—	1,009	—	—	1,009
Franchise agreements, net	—	3,216	—	—	3,216
Other intangibles, net	—	509	—	—	509
Other non-current assets	164	91	136	—	391
Investment in subsidiaries	9,323	216	—	(9,539)	—

Total assets	$9,752	$9,644	$1,518	$(9,742)	$11,172

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8	$197	$14	$(80)	$139
Securitization obligations	—	—	1,014	—	1,014
Intercompany note payable	—	—	123	(123)	—
Due to former parent	550	—	—	—	550
Current portion of long term debt	32	—	—	—	32
Accrued expenses and other current liabilities	205	414	33	—	652
Intercompany payables	968	(1,073)	105	—	—

Total current liabilities	1,763	(462)	1,289	(203)	2,387

Long-term debt	6,207	—	—	—	6,207
Deferred income taxes	(166)	1,415	—	—	1,249
Other non-current liabilities	57	59	13	—	129
Intercompany liabilities	691	(691)	—	—	—

Total liabilities	8,552	321	1,302	(203)	9,972

Total stockholder’s equity	1,200	9,323	216	(9,539)	1,200

Total liabilities and stockholder’s equity	$9,752	$9,644	$1,518	$(9,742)	$11,172

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(362)	$160	$110	$20	$(72)

Investing activities
Property and equipment additions	(1)	(22)	(1)	—	(24)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(11)	—	—	(11)
Proceeds from the sale of property and equipment	—	7	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	12	—	—	—	12
Investment in unconsolidated entities	—	(2)	(2)	—	(4)
Change in restricted cash	—	—	3	—	3
Intercompany note receivable	—	(11)	(17)	28	—
Other, net	—	—	5	—	5

Net cash provided by (used in) investing activities	11	(39)	(12)	28	(12)

Financing activities
Net change in revolving credit facility	205	—	—	—	205
Payments made for new term loan facility	(16)	—	—	—	(16)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(116)	—	(116)
Intercompany dividend	—	—	(12)	12	—
Intercompany note payable	—	17	11	(28)	—
Intercompany transactions	48	(72)	24	—	—
Other, net	(2)	(6)	—	—	(8)

Net cash provided by (used in) financing activities	235	(71)	(93)	(16)	55

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(116)	50	5	32	(29)
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$4	$106	$41	$(27)	$124

Condensed Consolidating Statements of Cash Flows

April 10 through June 30, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(72)	$287	$(31)	$23	$207

Investing activities
Property and equipment additions	(3)	(19)	—	—	(22)
Acquisition of Realogy	(6,761)				(6,761)
Net assets acquired and acquisition related payments	—	(20)	—	—	(20)
Proceeds related to corporate aircraft sale leaseback	21	—	—	—	21
Increase in restricted cash	—	—	2	—	2
Intercompany capital contribution	—	(50)	—	50	—
Intercompany dividend	—	25	—	(25)	—
Intercompany note receivable	—	(79)	—	79	—
Other, net	—	—	1	—	1

Net cash used in investing activities	(6,743)	(143)	3	104	(6,779)

Financing activities
Net change in securitization obligations	—	—	(30)	—	(30)
Proceeds from credit facility and issuance of notes	5,032	—	—	—	5,032
Repayment of term loan facility	(600)	—	—	—	(600)
Repayment of prior securitization obligations	—	—	(914)	—	(914)
Proceeds from new securitization obligations	—	—	903	—	903
Debt issuance costs	(136)	(6)	(2)	—	(144)
Investment by affiliates of Apollo and co-investors	1,999	—	—	—	1,999
Other, net	(3)	(3)	—	—	(6)
Intercompany capital contribution	—	—	50	(50)	—
Intercompany dividend	—	—	(27)	27	—
Intercompany note payable	—	—	79	(79)	—
Intercompany transactions	110	(90)	5	(25)	—

Net cash (used in) provided by financing activities	6,402	(99)	64	(127)	6,240

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net increase in cash and cash equivalents	(413)	45	36	—	(332)
Cash and cash equivalents, beginning of period	481	45	40	(38)	528

Cash and cash equivalents, end of period	$68	$90	$76	$(38)	$196

Condensed Consolidating Statements of Cash Flows

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(9)	$1	$109	$6	$107

Investing activities
Property and equipment additions	(6)	(25)	—	—	(31)
Net assets acquired and acquisition related payments	—	(22)	—	—	(22)
Proceeds from sale of preferred stock and warrants	22	—	—	—	22
Increase in restricted cash	—	—	(9)	—	(9)
Other, net	—	—	—	—	—

Net cash used in investing activities	16	(47)	(9)	—	(40)

Financing activities
Net change in securitization borrowings	—	—	21	—	21
Proceeds from issuances of common stock for equity awards	36	—	—	—	36
Proceeds received from Cendant’s sale of Travelport	5	—	—	—	5
Intercompany transactions	133	29	(159)	(3)	—

Net cash provided by financing activities	174	29	(138)	(3)	62

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net increase in cash and cash equivalents	181	(17)	(38)	3	129
Cash and cash equivalents, beginning of period	300	62	78	(41)	399

Cash and cash equivalents, end of period	$481	$45	$40	$(38)	$528

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although Realogy continues as the same legal entity after the Merger, the accompanying Condensed Consolidated and Combined Statements of Operations and Cash Flows are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through June 30, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the periods preceding and succeeding the Merger. The combined results for the period ended June 30, 2007 represent the addition of the Predecessor and Successor Periods (“Combined”) as well as the pro forma adjustments to reflect the Transactions as if they occurred on January 1, 2007 (“pro forma combined”). This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results. The consolidated financial statements for the Successor Period reflect the acquisition of Realogy under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (‘SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The pro forma combined results do not reflect the actual results we would have achieved absent the Merger and are not indicative of our future results of operations.

The aggregate consideration paid in the Merger has been allocated to state the acquired assets and liabilities at fair value as of the acquisition date. The fair value adjustments (i) increased the carrying value of certain of our assets and liabilities, (ii) established or increased the carrying value of intangible assets for our tradenames, customer relationships, franchise agreements and pendings and listings and (iii) revalued our long-term benefit plan obligations and insurance obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization expense have significantly increased.

As discussed under the heading “Industry Trends”, the domestic residential real estate market is in a significant downturn. As a result, our results of operations in the first half of 2008 have been adversely affected compared to our operating results in the first half of 2007. Although cyclical patterns are typical in the housing industry the depth and length of the current downturn has proved exceedingly difficult to predict. Despite the current downturn, we believe that the housing market will continue to benefit from expected positive long-term demographic trends, such as population growth and increasing home ownership rates, and economic fundamentals including rising gross domestic product and historically moderate interest rates. We believe that our size and scale will enable us to withstand the current downward trends and enable us to benefit from the trends noted above and position us favorably for anticipated future improvement in the U.S. existing housing market.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of June 30, 2008, we had approximately 16,000 franchised and company owned offices and 300,000 sales associates operating under our brands in the U.S. and 91 other countries and territories around the world, which included approximately 880 of our company owned and operated brokerage offices with approximately 54,000 sales associates.

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

Industry Trends

Our businesses compete primarily in the domestic residential real estate market, which currently is in a significant and lengthy downturn that initially began in the second half of 2005. Prices and the number of transactions rose rapidly in the first half of the decade due to a combination of factors including (1) increased owner-occupant demand for larger and more expensive homes made possible by unusually favorable financing terms for both prime and sub-prime borrowers, (2) low interest rates, (3) record appreciation in housing prices driven partially by investment speculation, (4) the growth of the mortgage-backed securities market as an alternative source of capital to the mortgage market and (5) high credit ratings for mortgage backed securities despite increasing inclusion of subprime loans made to buyers relying upon continuing home price appreciation rather than more traditional underwriting standards.

As housing prices rose even higher, the number of US homesale transactions first slowed, then began decreasing in 2006. That trend has continued from 2006 through the present period. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole—the hardest hit areas have been those areas that had experienced the greatest speculation. The overall slowdown in transaction activity has caused a buildup of large inventories of housing, and an increase in foreclosure activity and has heightened buyer caution over timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

With the slowdown in sales and the consequent downward pressure on home prices, the market for mortgage financing began to contract significantly. As part of the contraction, banks have tightened lending criteria for mortgage applicants, returning to more traditional underwriting standards. The availability of subprime loans has declined dramatically from as recently as the first half of 2007 though replaced to some degree by FHA loans. Availability and affordability of non conforming loans has also been adversely impacted by the current mortgage situation and is constraining sales activity of homes in certain higher end price brackets. Most recently, concerns over the adequacy of capital have reached the Federal National Mortgage Association (“FNMA”), and Freddie Mac (two government chartered, but publicly traded institutions), which dominate the financing of U.S. housing.

The federal government has attempted to address these concerns through legislation that was enacted on July 30, 2008. The legislation provides for direct U.S. government guarantee of the securities issued by these institutions. The legislation has other objectives as well, including: (1) to offer affordable government-backed mortgages to homeowners at risk of foreclosure, and (2) to bolster regulatory oversight of Freddie Mac and Fannie Mae. Specifically,

•

the legislation authorizes the FHA, effective October 1, 2008, to insure up to $300 billion in new 30-year fixed mortgages for at-risk borrowers in owner-occupied homes if their lenders agree to write down loan balances to 85% of the homes’ current appraised value. The new loans would be at 90% of the current appraised value and the homeowners would agree to give FHA a portion of any appreciation in the equity value of the homes (100% of such appreciation being payable to the FHA if the home is sold within one year, stepping down to 50% if the sale occurs after the fifth year);

•	makes permanent, effective January 1, 2009, the increase in the cap on the size of mortgages guaranteed by Fannie Mae and Freddie Mac to a maximum of $625,500 from $417,000;

•

provides a tax credit for qualified first-time home buyers purchasing homes on or after April 9, 2008 but prior to July 1, 2009; the tax credit is worth up to 10% of the home’s purchase price or $7,500, whichever is less, repayable over 15 years in equal annual installments;

•	gives the U.S. Department of the Treasury the temporary authority to provide an unlimited line of credit to, and the right to purchase stock in, Fannie Mae and Freddie Mac; and

•	creates a new federal agency—the Federal Housing Finance Agency—with direct supervision over Fannie Mae and Freddie Mac.

In addition to the mortgage issues, the housing market is also being impacted by consumer sentiment about the overall state of the economy, particularly mounting consumer anxiety over inflation, slowing economic growth and rising unemployment. According to the Reuters/University of Michigan Surveys of Consumers, issued in June 2008, consumer confidence fell to 50.4 percent, the lowest since February 1992, when it was 47.3 percent.

Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proven exceedingly difficult to predict. Many in the industry, particularly the National Association of Realtors (“NAR”) and FNMA are predicting improvement of the housing market in the second half of 2008 and 2009, looking largely at the increased affordability of housing, pent-up demand and improved mortgage availability due to government initiatives. Any such improvement will, however, be impacted by the overall health of the economy, financing availability and consumer sentiment during those periods.

Residential real estate service providers, including brokers (and our franchisees), are directly impacted by housing downturns because brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The business also is affected by interest rate volatility. Also, as noted above, tightened mortgage underwriting criteria is limiting many customers’ ability to qualify for a mortgage. Furthermore, if inflation concerns persist and interest rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay higher mortgage rates. If mortgage rates fall or remain low, the number of homesale transactions may increase as home owners choose to move because financing appears affordable or renters decide to purchase a home for the first time.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth and increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply. Although we see improvement in affordability and a lessening in the overhang of housing inventory, we are not certain when credit markets will start to return to a more normal state or the larger economy will start to improve. Consequently, we cannot predict when the market and related economic forces will return the residential real estate industry to a growth period. A continued decline in homesale transactions or prices due to some or all of the factors discussed above would adversely affect our revenue and profitability.

Homesales

During the first half of this decade, based on information published by NAR and FNMA, existing homesales had risen to their highest levels in history. The sales rate reversed in 2006 and 2007 and this decline is forecasted to continue for 2008 as reflected in the table below.

	2008 vs. 2007
	Full Year Forecasted	Second Quarter	First Quarter	2007 vs. 2006 Full Year	2006 vs. 2005 Full Year
Number of Homesales
Industry
NAR (a)	(9%)	(16%)	(22%)	(13%)	(9%)
FNMA (a)	(14%)	(17%)	(22%)	(13%)	(9%)

Realogy
Real Estate Franchise Services		(21%)	(25%)	(19%)	(18%)
Company Owned Real Estate Brokerage Services		(19%)	(27%)	(17%)	(17%)

(a)	Existing homesale data is as of August 2008 for NAR and July 2008 for FNMA.

Our recent financial results confirm that this trend is continuing into 2008 as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the three months ended June 30, 2008 experienced closed homesale side decreases of 21% and 19%, respectively, compared to the three months ended June 30, 2007.

Existing homesales were reported by NAR to be approximately 5.7 million homes for 2007, down from 6.5 million homes in 2006 and the high of 7.1 million homes in 2005. For 2008, NAR as of August 2008 and FNMA as of July 2008 are forecasting that 2008 existing homesales will continue to decline and are expected to be 5.1 million homes and 4.9 million homes, respectively.

Homesale Price

Based upon information published by NAR, the national median price of existing homes increased from 2000 to 2005 at a compound annual growth rate (“CAGR”) of 8.9% compared to a CAGR of 6.2% from 1972 to 2006. According to NAR, this rate of increase slowed significantly in 2006, declined in 2007 and is expected to decline further in 2008 as reflected in the table below. The decline in homesale price is being driven in part by a significant increase in home inventory levels and increased foreclosure activity.

	2008 vs. 2007
	Full Year Forecasted	Second Quarter	First Quarter	2007 vs. 2006 Full Year	2006 vs. 2005 Full Year
Price of Homes
Industry
NAR (a)	(6%)	(7%)	(7%)	(1%)	1%
FNMA (a)	(9%)	(6%)	(7%)	(1%)	1%
Realogy
Real Estate Franchise Services		(5%)	(7%)	(1%)	3%
Company Owned Real Estate Brokerage Services		(8%)	(1%)	8%	5%

(a)	Existing homesale price data for 2008 and 2007 is for median price and as of August 2008 for NAR and July 2008 for FNMA.

Our recent financial results confirm that this declining pricing trend is continuing into 2008 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the three months ended June 30, 2008 experienced closed homesale price decreases of 5% and 8%, respectively, compared to the three months ended June 30, 2007. Furthermore, the decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment is also being impacted by a shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas.

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

Home Inventory

According to NAR, the number of existing homes for sale increased from 3.5 million homes at December 31, 2006 to 4.0 million homes at December 31, 2007. This increase in homes represents a seasonally adjusted increase of 2.4 months of supply from 6.5 months at December 31, 2006 to 8.9 months at December 31, 2007. According to NAR, the number of existing homes for sale in June 2008 was 4.5 million homes which represents a seasonally adjusted 11.1 months of supply. The high level of supply continues to add downward pressure on the price of existing homes.

Other Factors

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, for the first six months of 2008 bad debt expense and development advance note expense increased $11 million compared to the first six months of 2007. We are actively monitoring the collectibility of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our bad debt and development advance note reserves in the future.

We are one of the largest Real Estate Owned (“REO”) asset managers in the U.S. These REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders. The profitability of this business is countercyclical to the overall state of the housing market and is a meaningful contributor to the 2008 financial results of the Company Owned Real Estate Brokerage segment.

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

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. During 2006, 2007 and the first six months of 2008, the average broker commission rate our franchisees and our Company Owned Real Estate Brokerage Services segment charge their customers has remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly in California and the New York metropolitan area, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment due to differences in how these markets perform.

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

The following table presents our drivers for the three and six months ended June 30, 2008 and 2007. See “Results of Operations” for a discussion as to how the material drivers affected our business for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	% Change		2008	2007	% Change
Real Estate Franchise Services (a)
Closed homesale sides	282,333	355,331	(21%)		491,646	634,567	(23%)
Average homesale price	$221,351	$233,610	(5%)		$218,351	$232,121	(6%)
Average homesale broker commission rate	2.52%	2.49%	3	bps	2.51%	2.49%	2	bps
Net effective royalty rate	5.10%	5.01%	9	bps	5.08%	5.02%	6	bps
Royalty per side	$294	$300	(2%)		$289	$299	(3%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	79,823	98,574	(19%)		133,871	172,445	(22%)
Average homesale price	$497,203	$540,555	(8%)		$509,059	$537,590	(5%)
Average homesale broker commission rate	2.48%	2.48%	—		2.47%	2.47%	—
Gross commission income per side	$12,981	$13,925	(7%)		$13,322	$13,858	(4%)

Relocation Services
Initiations	42,636	43,121	(1%)		75,469	73,958	2%
Referrals	20,922	24,906	(16%)		34,854	42,705	(18%)

Title and Settlement Services
Purchase title and closing units	32,938	40,384	(18%)		56,947	72,391	(21%)
Refinance title and closing units	10,504	10,478	—		21,775	20,159	8%
Average price per closing unit	$1,535	$1,500	2%		$1,485	$1,481	—

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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

Pro Forma Combined Statement of Operations

The following pro forma combined statement of operations data for the three and six months ended June 30, 2007 has been derived from our historical consolidated financial statements included elsewhere herein and has been prepared to give effect to the Transactions, assuming that the Transactions occurred on January 1, 2007.

The unaudited pro forma combined statement of operations for the three and six months ended June 30, 2007 has been adjusted to reflect:

•

the elimination of certain non-recurring costs relating to the Merger (which are comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus costs incurred in connection with the Transactions and professional costs incurred by the Company in connection with the Merger);

•

the elimination of the amortization of a non-recurring pendings and listings intangible asset of $278 million that was recognized in the opening balance sheet and is amortized over the estimated closing period of the underlying contract (in most cases approximately 5 months);

•

the elimination of certain revenues and expenses that resulted from changes in the estimated fair value of assets and liabilities (as discussed in more detail below) as a result of purchase accounting;

•	additional indebtedness incurred in connection with the Transactions;

•	debt issuance costs incurred as a result of the Transactions;

•	incremental interest expense resulting from additional indebtedness incurred in connection with the Transactions; and

•	incremental borrowing costs as a result of the relocation securitization refinancings.

In addition, the unaudited pro forma combined statement of operations does not give effect to certain of the adjustments reflected in our Adjusted EBITDA, as presented under “EBITDA and Adjusted EBITDA”.

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

Realogy Corporation and the Predecessor

Unaudited Pro Forma Combined Statement of Operations

For the Three Months Ended June 30, 2007

	Predecessor	Successor
(In millions)	Period from April 1 Through April 9, 2007	Period from April 10 Through June 30, 2007	Transactions		Pro Forma Combined
Revenues
Gross commission income	$83	$1,295	$—		$1,378
Service Revenue	20	201	9	(a)	230
Franchise fee	9	115	—		124
Other	7	46	—		53

Net revenues	119	1,657	9		1,785

Expenses
Commission and other agent related costs	54	863	—		917
Operating	46	409	2	(a)	457
Marketing	10	60	—		70
General and administrative	51	67	(45	)(b)	73
Former parent legacy costs (benefit), net	1	—	6	(a)	7
Separation costs	—	1	—		1
Restructuring costs	1	3	—		4
Merger costs	71	16	(87	)(c)	—
Depreciation and amortization	4	328	(278	)(d)	54
Interest expense	8	153	—		161
Interest income	(1)	(2)	—		(3)

Total expenses	245	1,898	(402)		1,741

Income (loss) before income taxes and minority interest	(126)	(241)	411		44
Provision for income taxes	(49)	(93)	156	(e)	14
Minority interest, net of tax	—	1	—		1

Net income (loss)	$(77)	$(149)	$255		$29

See Notes to Unaudited Pro Forma Combined Statement of Operations.

Notes to Unaudited Pro Forma Combined Statement of Operations

For the Three Months Ended June 30, 2007

(in millions)

(a)	Reflects the elimination of the negative impact of $9 million of revenue and $2 million of expense fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and fair value adjustments on at risk homes and $6 million of income related to a fair value adjustment for a legacy asset matter.
(b)	Reflects the elimination of $45 million of separation benefits payable to our former CEO upon retirement, the amount of which was determined as a result of a change in control provision in his employment agreement with the Company.
(c)	Reflects the elimination of $87 million of merger costs which are comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus payments incurred in connection with the Transactions and $6 million of professional costs incurred by the Company associated with the Merger.
(d)	Reflects the elimination of the amortization of pendings and listings of $278 million.
(e)	Reflects the estimated tax effect resulting from the pro forma adjustments at an estimated rate of 38%. We expect our tax payments in future years, however, could vary from this amount.

Realogy Corporation and the Predecessor

Unaudited Pro Forma Combined Statement of Operations

For the Six Months Ended June 30, 2007

	Predecessor	Successor
(In millions)	Period from January 1 Through April 9, 2007	Period from April 10 Through June 30, 2007	Transactions		Pro Forma Combined
Revenues
Gross commission income	$1,104	$1,295	$—		$2,399
Service Revenue	216	201	9	(a)	426
Franchise fee	106	115	—		221
Other	67	46	(2	)(b)	111

Net revenues	1,493	1,657	7		3,157

Expenses
Commission and other agent related costs	726	863	—		1,589
Operating	489	409	2	(a)	900
Marketing	84	60	—		144
General and administrative	123	67	(42	)(c)	148
Former parent legacy costs (benefit), net	(19)	—	6	(a)	(13)
Separation costs	2	1	—		3
Restructuring costs	1	3	—		4
Merger costs	80	16	(96	)(d)	—
Depreciation and amortization	37	328	(260	)(e)	105
Interest expense	43	153	126	(f)	322
Interest income	(6)	(2)	—		(8)

Total expenses	1,560	1,898	(264)		3,194

Income (loss) before income taxes and Minority interest	(67)	(241)	271		(37)
Provision for income taxes	(23)	(93)	103	(g)	(13)
Minority interest, net of tax	—	1	—		1

Net Income (loss)	$(44)	$(149)	$168		$(25)

See Notes to Unaudited Pro Forma Combined Statement of Operations.

Notes to Unaudited Pro Forma Combined Statement of Operations

For the Six Months Ended June 30, 2007

(in millions)

(a)	Reflects the elimination of the negative impact of $9 million of revenue and $2 million of expense fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and fair value adjustments on at risk homes and $6 million of income related to a fair value adjustment for a legacy asset matter.
(b)	Reflects the incremental borrowing costs for the period from January 1, 2007 to April 9, 2007 of $2 million as a result of the securitization facilities refinancings. The borrowings under the securitization facilities are advanced to customers of the relocation business and the Company generally earns interest income on the advances, which are recorded within other revenue net of the borrowing costs under the securitization arrangement.
(c)	Reflects (i) incremental expenses for the period from January 1, 2007 to April 9, 2007 in the amount of $3 million representing the estimated annual management fee to be paid by Realogy to Apollo, and (ii) the elimination of $45 million of separation benefits payable to our former CEO upon retirement, the amount of which was determined as a result of a change in control provision in his employment agreement with the Company.
(d)	Reflects the elimination of $96 million of merger costs which are comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus payments incurred in connection with the Transactions and $15 million of professional costs incurred by the Company associated with the Merger.
(e)	Reflects an increase in amortization expenses for the period from January 1, 2007 to April 9, 2007 resulting from the values allocated on a preliminary basis to our identifiable intangible assets, less the amortization of pendings and listings. Amortization is computed using the straight-line method over the asset’s related useful life.

(In millions)	Estimated fair value	Estimated useful life	Amortization
Real estate franchise agreements	$2,019	30 years	$33
Customer relationships	467	10-20 years	13

Estimated annual amortization expense			46
Less:
Amortization expense recorded for the items above			(28)
Amortization expense for non-recurring pendings and listings			(278)

Pro forma adjustment			$(260)

(f)	Reflects incremental interest expense for the period from January 1, 2007 to April 9, 2007 in the amount of $126 million related to the indebtedness incurred in connection with the Merger which includes $6 million of incremental deferred financing costs amortization and $2 million of incremental bond discount amortization relating to the senior notes, senior toggle notes and senior subordinated notes.

For pro forma purposes we have assumed a weighted average interest rate of 8.32% for the variable interest rate debt under the term loan facility and the revolving credit facility, based on the 3-month LIBOR rate as of June 30, 2007. This variable interest rate debt is reduced to reflect the $775 million of floating to fixed interest rate swap agreements. The adjustment assumes straight-line amortization of capitalized financing fees over the respective maturities of the indebtedness.

(g)	Reflects the estimated tax effect resulting from the pro forma adjustments at an estimated rate of 38%. We expect our tax payments in future years, however, could vary from this amount.

Pro Forma Combined Revenues and EBITDA by Segment

The reportable segments information below for the three and six months ended June 30, 2007 is presented on a pro forma combined basis and is utilized in our discussion below of the 2008 operating results compared to 2007. The pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the consolidated results of operations or financial position that we would have reported had the Transactions been completed as of January 1, 2007 and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition for future periods.

	Revenues (a)
	Pro Forma Combined		Successor	Predecessor
	Three Months Ended June 30, 2007	Adjustments For Transactions	Period From April 10 Through June 30, 2007	Period From April 1 Through April 9, 2007
Real Estate Franchise Services	$241	$—	$222	$19
Company Owned Real Estate Brokerage Services	1,395	—	1,312	83
Relocation Services	138	9	116	13
Title and Settlement Services	109	—	100	9
Corporate and Other (b)	(98)	—	(93)	(5)

Total Company	$1,785	$9	$1,657	$119

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $93 million for the period April 10, 2007 through June 30, 2007 and $5 million for the period April 1, 2007 through April 9, 2007. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $14 million for the period April 10, 2007 through June 30, 2007 and $2 million for the period April 1, 2007 through April 9, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	Revenues (a)
	Pro Forma Combined		Successor	Predecessor
	Six Months Ended June 30, 2007	Adjustments For Transactions	Period From April 10 Through June 30, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$439	$—	$222	$217
Company Owned Real Estate Brokerage Services	2,428	—	1,312	1,116
Relocation Services	260	7	116	137
Title and Settlement Services	197	—	100	97
Corporate and Other (b)	(167)	—	(93)	(74)

Total Company	$3,157	$7	$1,657	$1,493

(a)

Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $93 million for the period April 10, 2007 through June 30, 2007 and $74 million for the period January 1, 2007 through April 9, 2007. Such amounts are eliminated through the

Corporate and Other line. Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $14 million for the period April 10, 2007 through June 30, 2007 and $14 million for the period January 1, 2007 through April 9, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(b)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Pro Forma Combined		Successor	Predecessor
	Three Months Ended June 30, 2007	Adjustments For Transactions	Period From April 10 Through June 30, 2007	Period From April 1 Through April 9, 2007
Real Estate Franchise Services	$165	$14	$151	$—
Company Owned Real Estate Brokerage Services	65	23	69	(27)
Relocation Services	33	14	27	(8)
Title and Settlement Services	14	7	14	(7)
Corporate and Other (b)	(21)	75	(23)	(73)

Total Company	256	133	238	(115)
Less:
Depreciation and amortization	54	(278)	328	4
Interest expense, net	158	—	151	7

Income (loss) before income taxes and minority interest	$44	$411	$(241)	$(126)

(a)	Includes $7 million, $4 million and $1 million of former parent legacy costs, restructuring costs and separation costs, respectively, for the three months ended June 30, 2007.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Pro Forma Combined		Successor	Predecessor
	Six Months Ended June 30, 2007	Adjustments For Transactions	Period From April 10 Through June 30, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$287	$14	$151	$122
Company Owned Real Estate Brokerage Services	45	23	69	(47)
Relocation Services	51	12	27	12
Title and Settlement Services	17	7	14	(4)
Corporate and Other (b)	(18)	81	(23)	(76)

Total Company	382	137	238	7
Less:
Depreciation and amortization	105	(260)	328	37
Interest expense, net	314	126	151	37

Income (loss) before income taxes and minority interest	$(37)	$271	$(241)	$(67)

(a)	Includes $4 million of restructuring costs and $3 million of separation costs offset by a benefit of $13 million of former parent legacy costs for the six months ended June 30, 2007.
(b)	Includes the elimination of transactions between segments.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007 (Pro forma Combined)

Our consolidated results comprised the following:

	Three Months Ended June 30,
	2008	Pro Forma Combined 2007	Change
Net revenues	$1,390	$1,785	$(395)
Total expenses (1)	1,436	1,741	(305)

Income (loss) before income taxes and minority interest	(46)	44	(90)
Provision for income taxes	(19)	14	(33)
Minority interest	—	1	(1)

Net income (loss)	$(27)	$29	$(56)

(1)	Total expenses for the three months ended June 30, 2008 include $14 million of restructuring costs offset by a benefit of $7 million of former parent legacy costs. Total expenses for the three months ended June 30, 2007 include $7 million, $4 million and $1 million of former parent legacy costs, restructuring costs and separation costs, respectively.

Net revenues decreased $395 million (22%) for the second quarter of 2008 compared with the second quarter of 2007 on a pro forma combined basis principally due to a decrease in revenues for our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume and the average price of homes sold.

Total expenses decreased $305 million (18%) primarily due to the following:

•	a decrease of $232 million of commission expenses paid to real estate agents as a result of the reduction in gross commission income revenues and an improvement in the commission split rate;

•	lower operating, marketing and general and administrative expenses as a result of restructuring activities and other cost saving initiatives implemented in 2007 and the first six months of 2008.

Our effective tax rate for the quarter ended June 30, 2008 was 41% compared to 32% in the comparable quarter of 2007. The Company’s 2008 annual effective tax rate is expected to be approximately 39% compared to 34% on a pro forma combined basis for 2007.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			EBITDA (b)			Margin
	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	Margin Change
Real Estate Franchise Services	$185	$241	(23)	$109	$165	(34)	59%	68%	(9)
Company Owned Real Estate Brokerage Services	1,062	1,395	(24)	26	65	(60)	2	5	(3)
Relocation Services	124	138	(10)	23	33	(30)	19	24	(5)
Title and Settlement Services	94	109	(14)	5	14	(64)	5	13	(8)
Corporate and Other (a)	(75)	(98)	*	(2)	(21)	*

Total Company	$1,390	$1,785	(22)	$161	$256	(37)	12%	14%	(2)

Less: Depreciation and amortization				55	54
Interest expense net				152	158

Income (loss) before income taxes and minority interest				$(46)	$44

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $75 million and $98 million during the three months ended June 30, 2008 and 2007, respectively.
(b)	Includes $14 million of restructuring costs offset by a benefit of $7 million of former parent legacy costs for the three months ended June 30, 2008 compared to $7 million, $4 million and $1 million of former parent legacy costs, restructuring costs and separation costs, respectively, for the three months ended June 30, 2007.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased two percentage points for the three months ended June 30, 2008 compared to the same period in 2007 on a pro forma combined basis due to a decrease in EBITDA at all of the business segments as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased nine percentage points to 59% versus 68% in the comparable prior period on a pro forma combined basis. The three months ended June 30, 2008 reflected a decrease in the number of homesale transactions and decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and the net effective royalty rate. The Company Owned Real Estate Brokerage Services segment margin decreased three percentage points to 2% from 5% in the comparable prior period. The three months ended June 30, 2008 reflected a decrease in the number of homesale transactions and a decrease in the average homesale price partially offset by lower operating expenses primarily as a result of restructuring and cost saving activities. The Relocation Services segment margin decreased five percentage points to 19% from 24% in the comparable prior period primarily due to lower referral fee revenues. The Title and Settlement Services segment margin decreased eight percentage points to 5% from 13% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced homesale volume.

The Corporate and Other EBITDA for the quarter ended June 30, 2008 was a negative $2 million compared to a negative $21 million in the same quarter in 2007. The EBITDA improvement was primarily the result of former parent legacy matters as well as cost saving initiatives. In the quarter ended June 30, 2008, the Company received proceeds of $13 million related to the Shelton legal matter and recognized a benefit of $2 million related to adjustments to legacy accruals.

Real Estate Franchise Services

Revenues decreased $56 million to $185 million and EBITDA decreased $56 million to $109 million for the quarter ended June 30, 2008 compared with the same quarter in 2007 on a pro forma combined basis.

The decrease in revenue was primarily driven by a $23 million decrease in third-party franchisees royalty revenue due to a 21% decrease in the number of homesale transactions from our third-party franchisees and a 5% decrease in average homesale price as well as a decrease in revenue from the sale of foreign master franchisee agreements of $10 million. In addition, marketing revenue and related marketing expenses decreased $2 million and $1 million, respectively, driven by lower sales for the second quarter of 2008. The revenue decrease was partially offset by an increase in revenue from foreign franchisees of $1 million.

The decrease in revenue was also attributable to a $20 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $69 million and $89 million during the second quarter of 2008 and 2007, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues noted above as well as an increase of $7 million in reserves for accounts receivable, promissory notes and development advance notes as well as development advance note amortization. This was partially offset by a $3 million reduction in employee related costs and benefits.

Company Owned Real Estate Brokerage Services

Revenues decreased $333 million to $1,062 million and EBITDA decreased $39 million to $26 million for the quarter ended June 30, 2008 compared with the same quarter in 2007 on a pro forma combined basis.

The decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions of $334 million, which was primarily driven by a 19% decline in the number of homesale transactions and an 8% decrease in the average price of homes sold. We believe the 19% decline in homesale transactions is reflective of industry trends in the markets we serve. The reduction in commission income was slightly offset by a $8 million increase in revenues from our Real Estate Owned (“REO”) asset management company. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market.

EBITDA decreased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the decrease in revenues discussed above offset by:

•	a decrease of $232 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $20 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $12 million due to cost reduction initiatives; and

•	a decrease of $41 million of other operating expenses primarily as a result of restructuring and cost saving activities, net of inflation.

In addition, EBITDA decreased due to an increase in restructuring expenses of $10 million recognized in the quarter ended June 30, 2008 compared to the second quarter of 2007.

As noted above, the percentage decrease in EBITDA is greater then the percentage decrease in revenues due to the significant fixed costs associated with operating a full-service real estate brokerage business. To counteract the EBITDA decrease, the Company has implemented significant cost saving measures which have substantially reduced these costs, however, the realization of these cost saving measures have been unable to fully offset the overall decline in revenues less commission expenses for the current period.

Relocation Services

Revenues decreased $14 million to $124 million and EBITDA decreased $10 million to $23 million for the quarter ended June 30, 2008 compared with the same quarter in 2007 on a pro forma combined basis.

The decrease in revenues was primarily driven by:

•	an $11 million decrease in referral fee revenue partially due to lower volume as a result of the increased time it is taking to sell homes in this market as well as decreased home values; and

•

a $1 million decrease in at-risk revenue mainly due to lower transaction volume. We anticipate that the transaction volume will continue to decrease as we continue to wind down the government portion of our at-risk business.

In addition to the revenue decreases noted above, EBITDA was negatively impacted by $2 million of realized losses on foreign currency mark to market derivative contracts partially offset by a $5 million reduction in insurance accruals as a result of lower actuarial loss rates.

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

Title and Settlement Services

Revenues decreased $15 million to $94 million and EBITDA decreased $9 million to $5 million for the quarter ended June 30, 2008 compared with the same quarter in 2007 on a pro forma combined basis.

The decrease in revenues is primarily driven by $15 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, $2 million of a decrease in revenues from our short term investments and a net decrease of $1 million in underwriting revenue. EBITDA decreased due to the reduction in revenues partially offset by the reduction in related expenses. In addition, EBITDA decreased due to an increase in legal reserves of $2 million and increase in restructuring costs of $1 million.

On July 31, 2008, the Title and Settlement Services segment sold their minority interest in a joint venture to the majority owner and received proceeds of $12 million.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007 (Pro Forma Combined)

Our consolidated results comprised the following:

	Six Months Ended June 30,
	2008	Pro Forma Combined 2007	Change
Net revenues	$2,444	$3,157	$(713)
Total expenses (1)	2,706	3,194	(488)

Loss before income taxes and minority interest	(262)	(37)	(225)
Provision for income taxes	(102)	(13)	(89)
Minority interest	—	1	(1)

Net income (loss)	$(160)	$(25)	$(135)

(1)	Total expenses for the six months ended June 30, 2008 include $23 million of restructuring costs and $2 million of merger costs offset by a benefit of $1 million of former parent legacy costs. Total expenses for the six months ended June 30, 2007 include $4 million and $3 million of restructuring costs and separation costs, respectively, offset by a benefit of $13 million due primarily to the sale of certain former parent legacy assets.

Net revenues decreased $713 million (23%) for the six months ended June 30 2008 compared with the same period in 2007 on a pro forma combined basis principally due to a decrease in revenues for our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume and the average price of homes sold.

Total expenses decreased $488 million (15%) primarily due to the following:

•	a decrease of $418 million of commission expenses paid to real estate agents as a result of the reduction in gross commission income revenues and an improvement in the commission split rate;

•	lower operating, marketing and general and administrative expenses as a result of restructuring activities and other cost saving initiatives implemented in 2007 and the first six months of 2008.

Our effective tax rate for the six months ended June 30, 2008 was 39% compared to 35% in the comparable period of 2007. The Company’s 2008 annual effective tax rate is expected to be approximately 39% compared to 34% on a pro forma combined basis for 2007.

Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA (b)			Margin
	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	Margin Change
Real Estate Franchise Services	$336	$439	(23)	$188	$287	(34)	56%	65%	(9)
Company Owned Real Estate Brokerage Services	1,831	2,428	(25)	(33)	45	(173)	(2)	2	(4)
Relocation Services	233	260	(10)	23	51	(55)	10	20	(10)
Title and Settlement Services	175	197	(11)	3	17	(82)	2	9	(7)
Corporate and Other (a)	(131)	(167)	*	(16)	(18)	*

Total Company	$2,444	$3,157	(23)	$165	$382	(57)	7%	12%	(5)

Less: Depreciation and amortization				111	105
Interest expense net				316	314

Loss before income taxes and minority interest				$(262)	$(37)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $131 million and $167 million during the six months ended June 30, 2008 and 2007, respectively.
(b)	Includes $23 million of restructuring costs, $2 million of merger costs offset by a benefit of $1 million of former parent legacy costs for the six months ended June 30, 2008 compared to $4 million and $3 million of restructuring costs and separation costs, respectively, offset by a benefit of $13 million due primarily to the sale of certain former parent legacy assets for the six months ended June 30, 2007.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased five percentage points for the six months ended June 30, 2008 compared to the same period in 2007 on a pro forma combined basis due to a decrease in EBITDA at all of the business segments as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased nine percentage points to 56% versus 65% in the comparable prior period on a pro forma combined basis. The six months ended June 30, 2008 reflected a decrease in the number of homesale transactions and decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and the net effective royalty rate. The Company Owned Real Estate Brokerage Services segment margin decreased four percentage points to a negative 2% from 2% in the comparable prior period. The six months ended June 30, 2008 reflected a decrease in the number of homesale transactions and a decrease in the average homesale price partially offset by lower operating expenses primarily as a result of restructuring and cost saving activities. The Relocation Services segment margin decreased ten percentage points to 10% from 20% in the comparable prior period due to lower referral fee revenues and increased costs related to at-risk homesale transactions. The Title and Settlement Services segment margin decreased seven percentage points to 2% from 9% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced homesale volume.

The Corporate and Other EBITDA for the six months ended June 30, 2008 was a negative $16 million compared to a negative $18 million in the same period in 2007. The EBITDA improvement was primarily the result of former parent legacy matters as well as cost saving initiatives.

Real Estate Franchise Services

Revenues decreased $103 million to $336 million and EBITDA decreased $99 million to $188 million for the six months ended June 30, 2008 compared with the same period in 2007 on a pro forma combined basis.

The decrease in revenue was primarily driven by a $47 million decrease in third-party franchisees royalty revenue due to a 23% decrease in the number of homesale transactions from our third-party franchisees and a 6% decrease in average homesale price as well as a decrease in revenue from the sale of foreign master franchisee agreements of $11 million. In addition, marketing revenue and related marketing expenses decreased $6 million and $5 million, respectively, driven by lower sales for the first six months of 2008. The revenue decrease was partially offset by an increase in revenue from foreign franchisees of $3 million, of which, $2 million is incremental revenue from the acquisition of the Coldwell Banker Canada master franchise rights.

The decrease in revenue was also attributable to a $36 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $122 million and $158 million during the first six months of 2008 and 2007, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues noted above as well as an increase of $11 million in reserves for accounts receivable, promissory notes and development advance notes as well as development advance note amortization. This was partially offset by a $7 million reduction in employee related costs and benefits.

Company Owned Real Estate Brokerage Services

Revenues decreased $597 million to $1,831 million and EBITDA decreased $78 million to a loss of $33 million for the six months ended June 30, 2008 compared with the same period in 2007 on a pro forma combined basis.

The decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions of $603 million, which was primarily driven by a 22% decline in the number of homesale transactions, and a 5% decrease in the average price of homes sold. We believe the 22% decline in homesale transactions is reflective of industry trends in the markets we serve. The reduction in commission income was partially offset by a $13 million increase in revenues from our Real Estate Owned (“REO”) asset management company. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market.

EBITDA decreased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the decrease in revenues discussed above offset by:

•	a decrease of $418 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $36 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $22 million due to cost reduction initiatives; and

•	a decrease of $62 million of other operating expenses primarily as a result of restructuring and cost saving activities, net of inflation.

In addition, EBITDA decreased due to an increase in restructuring expenses of $18 million recognized in the first six months of 2008 compared to the first six months of 2007.

As noted above, the percentage decrease in EBITDA is greater then the percentage decrease in revenues due to the significant fixed costs associated with operating a full-service real estate brokerage business. To counteract the EBITDA decrease, the Company has implemented significant cost saving measures which have substantially reduced these costs, however, the realization of these cost saving measures have been unable to fully offset the overall decline in revenues less commission expenses for the current period.

Relocation Services

Revenues decreased $27 million to $233 million and EBITDA decreased $28 million to $23 million for the six months ended June 30, 2008 compared with the same period in 2007 on a pro forma combined basis.

The decrease in revenues was primarily driven by:

•	a $22 million decrease in referral fee revenue partially due to lower volume as a result of the increased time it is taking to sell homes in this market as well as decreased home values;

•

a $5 million decrease in at-risk revenue mainly due to lower transaction volume. We anticipate that the transaction volume will continue to decrease as we continue to wind down the government portion of our at-risk business as discussed below;

•

a reduction of $3 million of net interest income primarily due to the deterioration of the spread between the rate charged to customers compared to the rate incurred for our securitization borrowings and higher borrowing costs under the new securitization agreements;

partially offset by:

•	$6 million of incremental international revenue due to increased transaction volume.

EBITDA was also negatively impacted by $3 million of increased costs related to at-risk homesale transactions, $4 million of increased costs related to higher international transaction volume and $2 million of realized losses on foreign currency mark to market derivative contracts offset by a $7 million reduction in insurance accruals as a result of lower actuarial loss rates in 2008.

Title and Settlement Services

Revenues decreased $22 million to $175 million and EBITDA decreased $14 million to $3 million for the six months ended June 30, 2008 compared with the same six months in 2007 on a pro forma combined basis.

The decrease in revenues is primarily driven by $27 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment and $3 million of a decrease in revenues from our short term investments, partially offset by $3 million related to the acquisition of a joint venture and $5 million of increased refinancing volume from the lender channel as this business expands and a net increase of $1 million in underwriting volume. EBITDA decreased due to the reduction in revenues partially offset by the reduction in related expenses. In addition, EBITDA decreased due to an increase in legal reserves of $2 million and increase in restructuring costs of $2 million.

2008 Restructuring Program

During the first half of 2008, the Company, primarily the Company Owned Real Estate Brokerage Services segment, committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $37 million in 2008. As of June 30, 2008 the Company has recognized $23 million of this expense.

Total 2008 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of June 30, 2008
Company Owned Real Estate Brokerage Services	$—	$21	$(10)	$11
Title and Settlement Services	—	2	(1)	1

	$—	$23	$(11)	$12

The table below shows total 2008 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$5	$14	$4	$23
Cash payments and other reductions	(3)	(5)	(3)	(11)

Balance at June 30, 2008	$2	$9	$1	$12

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company recognized $35 million of restructuring expense in 2007 and the remaining liability at December 31, 2007 was $21 million. During the six months ended June 30, 2008, the Company recognized approximately $1 million of additional expense related to the 2007 restructuring activities and made cash payments and had other reductions of approximately $10 million. The remaining liability at June 30, 2008 is $12 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	June 30, 2008	December 31, 2007	Change
Total assets	$10,930	$11,172	$(242)
Total liabilities	9,886	9,972	(86)
Stockholder’s equity	1,044	1,200	(156)

For the six months ended June 30, 2008, total assets decreased $242 million primarily as a result of depreciation of equipment, a reduction in relocation properties held for sale due to the wind down of government at-risk homesale transactions and the amortization of intangible assets. These decreases were slightly offset by an increase in trade accounts receivable as a result of higher second quarter revenue compared to the fourth quarter of 2007. Total liabilities decreased $86 million principally due to the generation of approximately $142 million of deferred tax assets related to net operating losses, which are netted against deferred tax liabilities, decreased securitization obligations of $116 million and decreased accrued liabilities of $116 million offset by increased revolver credit facility borrowings of $205 million and increased accounts payable of $83 million. Total stockholders’ equity decreased $156 million primarily due to the net loss of $160 million for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility under our senior secured credit facility. Our primary continuing liquidity needs will be to finance our working capital, capital expenditures and debt service.

Cash Flows

At June 30, 2008, we had $124 million of cash and cash equivalents, a decrease of $29 million compared to the balance of $153 million at December 31, 2007. The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Change
Cash provided by (used in):
Operating activities	$(72)	$314	$(386)
Investing activities	(12)	(6,819)	6,807
Financing activities	55	6,302	(6,247)

Net change in cash and cash equivalents	$(29)	$(203)	$174

During the six months ended June 30, 2008, we used $386 million of additional cash in operations as compared to the same period in 2007. Such change is principally due to weaker operating results and the period over period change in non-cash depreciation and amortization and deferred income taxes of $245 million and a $174 million decrease in cash flows from account payable and accrued expenses. These changes were offset by a $91 million change in other, net partially due to the funding of the rabbi trust in 2007 for $50 million of separation benefits payable to our former CEO.

During the six months ended June 30, 2008 versus the same period in 2007, we used $6,807 million less cash for investing activities. Such change is mainly due to $6,761 million of cash which was utilized to purchase the Company in 2007 as well as decreased cash outflows for property and equipment additions of $29 million and decreased acquisition activity of $31 million partially offset by $22 million related to proceeds from the sale of Affinion preferred stock and warrants in 2007 and $21 million of proceeds related to the corporate aircraft sale leaseback in 2007.

During the six months ended June 30, 2008 versus the same period in 2007, we received $6,247 million less cash from financing activities. The 2007 cash flows provided from financing activities is primarily the result of $5,032 of proceeds from the credit facility and issuance of notes as well as the $1,999 million investment by affiliates of Apollo and co-investors offset by the repayment of the old term loan facility of $600 million. The 2008 cash flows provided from financing activities is primarily the result of increased revolver credit facility borrowings of $205 million partially offset by decreased securitization obligation borrowings of $116 million.

Financial Obligations

Credit Facility

In connection with the closing of the Transactions on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million six-and-a-half year term loan facility, (ii) a $750 million six year revolving credit facility and (iii) a $525 million six-and-a-half year synthetic letter of credit facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger. In the third and fourth quarter of 2007, the Company utilized $1,220 million of the delayed draw portion of the term loan facility to fund the purchase of the 2006 Senior Notes and pay related interest and fees. At June 30, 2008, the Company had $3,138 million outstanding under the term loan facility, $205 million under the revolving credit facility, $520 million of letters of credit outstanding under our synthetic letter of credit facility and an additional $131 million of outstanding letters of credit under our revolving credit facility.

Senior Notes

On April 10, 2007, the Company issued in a private placement $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes” and, together with the Fixed Rate Senior Notes and Senior Toggle Notes issued in April 2007, referred to as the “old notes”).

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

The Fixed Rate Senior Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Each Fixed Rate Senior Note bears interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Interest on the Senior Toggle Notes is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

On April 11, 2008, the Company notified the holders of the Senior Toggle Notes of the Company’s intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election will increase the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008.

The Senior Subordinated Senior Notes are unsecured senior subordinated obligations of the Company and will mature on April 15, 2015. Each Senior Subordinated Note bears interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

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

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $1,233 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at June 30, 2008 and December 31, 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $11 million and $25 million, for the three and six months ended June 30, 2008, respectively and $13 million for the period April 10, 2007 through June 30, 2007, $1 million for the period April 1, 2007 through April 9, 2007 and $13 million for the period January 1, 2007 through April 9, 2007. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables, advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 5.0% and 6.1% for the six months ended June 30, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in early amortization of this securitization obligation and termination of any further advances under the program.

Kenosia Funding LLC

Prior to the amendment discussed below, the Kenosia Funding LLC securitization program was a five year agreement and under this program, the Company obtains financing for the purchase of the at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. These trigger events could result in early amortization of this securitization obligation and termination of any further advances under the program.

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

The Company will maintain limited at-risk activities with certain other customers, but in conjunction with the Kenosia Amendment the borrowing capacity under the Kenosia securitization program was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009. The Kenosia Amendment also required that the maximum advance rate on the facility be lowered to 50%, increased the borrowing rate by 50 basis points to 150 basis points above LIBOR, and modified certain ratios tied to the performance of the underlying assets. These modifications allowed the program to modify certain ratios that may have resulted in an amortization event as the Company exits the government at-risk business and reduces the inventory of homes without replacing it with new home inventory.

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

As of June 30, 2008, this securitization program was fully utilized.

Short-Term Borrowing Facilities

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $460 million as of June 30, 2008. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time and the Company bears the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $1 million and $3 million for the three and six months ended June 30, 2008, respectively, compared to $3 million for the period April 10, 2007 through June 30, 2007, less than $1 million for the period April 1, 2007 through April 9, 2007 and $3 million for the period January 1, 2007 through April 9, 2007. These amounts are recorded within net revenue in the accompanying Condensed Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at June 30, 2008 or December 31, 2007. The average amount of short term borrowings outstanding during the six months ended June 30, 2008 and 2007 was approximately $184 million and $242 million, respectively.

AVAILABLE CAPACITY

As of June 30, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$205	$414
Term loan facility (2)	October 2013	3,138	3,138	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,682	—
Senior Toggle Notes (4)	April 2014	550	545	—
Senior Subordinated Notes (5)	April 2015	875	861	—

Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	603	247
U.K. Relocation Receivables Funding Limited (6)	April 2012	199	199	—
Kenosia Funding LLC (6) (7)	June 2009	175	96	79

		$8,237	$7,329	$740

(1)	The available capacity under the revolving credit facility is reduced by $131 million of outstanding letters of credit at June 30, 2008.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 5.55% at June 30, 2008.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $18 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $14 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Effective with the Kenosia amendment completed in March 2008, the borrowing capacity was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009.

Covenants under our Senior Secured Credit Facility and the Notes

Our senior secured credit facility and the Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the financial covenant in our senior secured credit facility, which commenced at March 31, 2008 and quarterly thereafter, requires us to maintain a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured net debt to trailing 12 month Adjusted EBITDA, as defined in the credit facility, may not exceed 5.6 to 1 during the first two quarters of the calculation period. The ratio steps down to 5.35 to 1 at September 30, 2008, further steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. At June 30, 2008, the Company was in compliance with the senior secured leverage ratio as calculated in the table below. Based upon its current forecasts the Company expects to be in compliance with the senior secured leverage ratio through June 30, 2009. However, because the projected covenant calculation is based upon forecasted financial information there can be no assurance that such forecasts will be achieved or that the Company will continue to be in compliance with the senior secured leverage ratio.

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

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility, our financial condition, results of operations and business would be materially adversely affected. Should the occurrence of an event of default under our senior secured credit facility occur, the lenders:

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

Current industry forecasts indicate that during the third and fourth quarters of 2008, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages and/or may increase, as compared to actual year over year declines experienced in those two factors in the first two quarters of 2008. If those forecasts are not realized in the third and fourth quarters of 2008 and/or our results for the third and fourth quarters of 2008 do not follow those forecasted trends, we may have difficulty complying with the senior secured leverage ratio under our senior secured credit facility. In such event, we would anticipate initiating additional cost saving measures (which would increase our Adjusted EBITDA to give effect to such savings on a pro forma basis). Our parent company also has the right but not the obligation to issue additional Holdings equity for cash and to infuse such capital into the Company, which would have the effect of increasing our Adjusted EBITDA for purposes of the senior secured leverage ratio. There can be no assurance that our parent company would be able or willing to issue equity for cash and/or that such additional cost savings would be sufficient to comply with the senior secured leverage ratio.

EBITDA and Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA for the twelve months ended June 30, 2008 is set forth in the following table:

	For the Twelve Months Ended June 30, 2008
Net loss (a)	$(807)
Minority interest, net of tax	1
Provision for income taxes	(448)

Loss before income taxes and minority interest	(1,254)
Interest expense (income), net	651
Depreciation and amortization	285

EBITDA	(318)

Covenant calculation adjustments:
Merger costs, restructuring costs, separation costs, and former parent legacy costs (benefit), net (b)	99
2007 impairment of intangible assets and goodwill (c)	667
Pro forma cost savings for 2007 restructuring initiatives (d)	20
Pro forma cost savings for 2008 restructuring initiatives (e)	20
Pro forma effect of business optimization initiatives (f)	82
Non-cash charges (g)	45
Non-recurring fair value adjustments for purchase accounting (h)	15
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees (i)	15
Apollo management fees (j)	14
Proceeds from WEX contingent asset (k)	11
Incremental securitization interest costs (l)	5
Better Homes and Gardens Real Estate start up costs	4

Adjusted EBITDA	$679

Total senior secured net debt (m)	$3,328
Senior secured leverage ratio	4.9	x

(a)	Net loss consists of a loss of: (i) $55 million for the third quarter of 2007; (ii) $593 million for the fourth quarter of 2007; (iii) $132 million for the first quarter of 2008 and (iv) $27 million for the second quarter of 2008.
(b)	Consists of $9 million of merger costs, $56 million of restructuring costs, $5 million of separation benefits paid to our former CEO upon retirement, $3 million of separation costs and $25 million of former parent legacy costs.

(c)	Represents the non-cash adjustment for the 2007 impairment of goodwill and unamortized intangible assets.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2007. From this restructuring, we expect to reduce our operating costs by approximately $58 million on a twelve month run-rate basis and estimate that $38 million of such savings were realized from the time they were put in place (primarily in the fourth quarter of 2007) through June 30, 2008. The adjustment shown represents the impact the savings would have had on the period from July 1, 2007 through the time they were put in place, had those actions been effected on July 1, 2007.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first six months of 2008. From this restructuring, we expect to reduce our operating costs by approximately $24 million on a twelve month run-rate basis and estimate that $4 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2007 through the time they were put in place, had those actions been effected on July 1, 2007.
(f)	Represents the twelve month pro forma effect of business optimization initiatives that have been completed to reduce costs including: (i) $29 million related to the exit of the government at-risk homesale business; (ii) $17 million related to the elimination of the 401(k) employer match; (iii) $17 million related to the renegotiation of NRT contracts; and other initiatives
(g)	Represents the elimination of non-cash expenses including $36 million for the change in the allowance for doubtful accounts and reserve for development advance notes and promissory notes from July 1, 2007 through June 30, 2008, $7 million of stock based compensation expense.
(h)	Reflects the adjustment for the negative impact of $15 million of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and at-risk homes for the twelve months ended June 30, 2008.
(i)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on July 1, 2007. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2007.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended June 30, 2008.
(k)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. WEX is required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax savings payments received from WEX to us.
(l)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2008.
(m)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,343 million plus $14 million of capital lease obligations less $29 million of readily available cash as of June 30, 2008.

EBITDA is defined as net income before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes and minority interest. Adjusted EBITDA is calculated by adjusting EBITDA by the items described above. We believe EBITDA and Adjusted EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provide greater transparency into our consolidated and combined results of operations. EBITDA and Adjusted EBITDA are measures used by our management, including our chief operating decision maker, to perform such evaluation, and are factors in measuring compliance with debt covenants relating to certain of our borrowing arrangements. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with U.S. generally accepted accounting principles. Our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of EBITDA and Adjusted EBITDA to net loss is included in the table above.

We believe EBITDA and Adjusted EBITDA facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation and the age and book depreciation of facilities (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results. EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the method of calculation. In addition, Adjusted EBITDA as presented in this table corresponds to the definition of “Adjusted EBITDA” used in the senior secured credit facility to calculate the senior secured leverage ratio and substantially corresponds to the definition of “EBITDA” used in the indentures governing the notes to test the permissibility of certain types of transactions, including debt incurrence.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

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

As a result of the increased borrowings that were incurred to consummate the merger, the Company’s future financing needs were materially impacted by the Merger and the rating agencies downgraded our debt ratings. In November 2007, Standard & Poor’s lowered the Company’s corporate credit rating to ‘B’ from ‘B+’ and in March 2008 revised the ratings to reflect a negative outlook. On August 8, 2008 Moody’s downgraded the corporate family rating and probability of default from B3 to Caa1. Moody’s concurrently lowered the ratings by one notch on the (i) senior secured facility from Ba3 to B1; (ii) Fixed Rate Senior Notes from Caa1 to Caa2; (iii) Senior Toggle Notes from Caa1 to Caa2; and (iv) Senior Subordinated Notes from Caa2 to Caa3. The rating outlook is stable. These rating changes reflect the rating agency’s expectation that the Company will experience lower than previously expected cash flow generation as a result of their view as to the prolonged nature of the current residential real estate downturn. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events aside from the Merger.

Based on our current level of operations and forecasts, we believe that cash flows from operations and available cash, together with available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs including debt service over the next 12 months.

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances and relocation properties held for sale. As of June 30, 2008, the U.K Relocation Funding Limited Securitization program was fully utilized. As a result, any future additional capital requirements cannot be funded through the issuance of securitization obligations under this facility and instead will need to be funded by operating capital or with borrowings under our revolving credit facility. The Company is undertaking several initiatives to address funding alternatives, but there can be no assurances that those initiatives will be successful.

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

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the termination of the $28 million corporate aircraft capital lease agreement in April 2008 and $205 million of borrowings under our revolving credit facility as of June 30, 2008.

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

SEASONALITY

Our businesses are subject to seasonal fluctuations. Historically, operating statistics and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as facilities costs and certain personnel-related costs are fixed and cannot be reduced during a seasonal slowdown.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 introduced significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008. In addition, SFAS No. 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and is currently evaluating the impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures enabling investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2008, The FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP allows an entity to use its own assumption or historical experience about renewal or extension of an arrangement for a recognized intangible asset when determining the useful life of the asset, even when there is likely to be substantial cost or material modifications to the arrangement. In the absence of past experience, the entity shall consider the assumptions that market participants would use about renewal and extension and adjust for the entity-specific factors. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company intends to adopt the guidance on January 1, 2009 and is currently evaluating the impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The guidance addresses the sources of generally accepted accounting principles (“GAAP”) by grouping them into four descending categories. It provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with the US GAAP. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. It is expected that SFAS No. 162 will not impact the Company’s consolidated financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our principal market exposure is interest rate risk. Our primary interest rate exposure at June 30, 2008 was to interest rate fluctuations in the United States, specifically LIBOR, and in the United Kingdom, specifically UK commercial paper rates, due to their impact on variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, such rates in addition to the UK commercial paper rates will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At June 30, 2008 we had total debt of $6,431 million excluding $898 million of securitization obligations and letters of credit. Of the $6,431 million of debt, the Company has $3,343 million of variable interest rate debt primarily based on one-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $775 million and, effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as underlying interest rates change as a result of market changes. We have determined that the impact of a 100 bps (1%) change in LIBOR on our term loan facility variable rate borrowings would affect our interest expense by approximately $26 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At June 30, 2008, the fair value of our long term debt, excluding securitization obligations, approximated $4,790 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $97 million impact on the fair value of our long-term debt.

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

Legal—Real Estate Business

The following litigation relates to our real estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses and are entitled to all recoveries under any such litigation, including the Homestore litigation described below.

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

At the May 9, 2008 mediation hearing, the parties agreed to settle this litigation as it relates to claims against the Company and its subsidiaries. The settlement provides for the reimbursement of the amounts paid to purchase a Property I.D. natural hazard disclosure report where the consumer was represented by an agent of a Realogy broker or franchisee in the transaction. Under the terms of the proposed settlement, the Company anticipates, based on its current assumptions including the expected redemption rate by class members, that the aggregate amount it will pay in the settlement (including attorneys’ fees and costs of claims administration) will approximate $4 million. The settlement is subject to execution of a written settlement agreement, court certification of a class and court approval. By order dated May 21, 2008, the Court stayed the case and directed that a motion to approve the settlement be filed by July 21, 2008. By Order dated July 24, 2008, the Court extended the deadline to file a motion to approve the settlement to August 4, 2008. The motion for preliminary approval was filed on August 4th.

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

In connection with this litigation and related matters, various settlements have been entered into during the past several years in favor of plaintiffs and Cendant, as a holder of Homestore shares during the class period. The settlement proceeds payable to Cendant from such settlements, consisting of Homestore stock and cash proceeds, were placed in trust pursuant to a June 6, 2005 court order, subject to resolution of this litigation on appeal. These proceeds have a current market value of approximately $15 million at June 30, 2008.

A mediation to resolve outstanding matters relating to Cendant and its former officers, including Mr. Smith, was held on July 7, 2008, at which time the parties settled the matter. Under the settlement, which remains subject to notice to class members and court approval, Cendant will agree to waive its right to $4 million of stock and cash settlement proceeds held in escrow for Cendant. The balance of the proceeds in escrow will be payable to Cendant upon the Court’s final approval of the settlement. Under the terms of the Separation Agreement, Realogy will be entitled to 100% of the proceeds so payable to Cendant. Cendant will waive any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf Settlement documents are being drafted and a motion to preliminarily approve the settlement will be filed with the Court shortly.

David Schott and Constance Schott v. Equity Title Company, (Case No. BC 374014, Superior Court of California, County of Los Angeles), On or about June 1, 2007, plaintiffs filed suit against defendant, a company within our title and settlement services segment, alleging, among other things, breach of contract and fraud relating to an exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Plaintiffs selected a qualified intermediary known as QES, which was acquired by Southwest Exchange shortly before the Plaintiffs hired QES. The Company acted as escrow agent for the property exchange and wired the 1031 exchange proceeds to an account designated by QES that was controlled by Southwest Exchange. Several weeks after the proceeds were sent, unknown parties affiliated with Southwest Exchange stole plaintiffs’ money, along with many other parties’ funds. The trial commenced on June 15, 2008. On July 3, 2008, the jury returned a verdict in favor of plaintiffs on their claim for breach of contract and intentional misrepresentation and awarded damages in the amount of approximately $2.9 million. The Judgment on Jury Verdict was entered by the Court on July 25, 2008. The Company is preparing and will file a motion requesting that the court overturn or mold in part the jury’s verdict and a motion for a new trial.

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

Cendant filed a notice of appeal on May 23, 2008 and appellate bonds were posted in the aggregate amount of approximately $108.6 million (Realogy for the benefit of Cendant posting a bond for 62.5% thereof, or approximately $67.9 million, and Wyndham Worldwide Corporation for the benefit of Cendant posting a bond for 37.5% thereof, or approximately $40.7 million). On June 2, 2008, Plaintiffs filed a notice of cross appeal. Also on June 2, 2008, the Court stayed plaintiffs’ application for attorneys’ fees pending the outcome of the appeal.

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

On May 23, 2007, HUD filed a lawsuit in the Central District of California, United States District Court, against Realogy, NRT, Coldwell Banker Residential Brokerage, Property I.D., several Prudential Real Estate franchisees, and the joint venture entities between Property I.D. and these former joint venture partners. The lawsuit alleges that Natural Hazard Disclosure Reports (NHD Reports) are settlement services under RESPA although acknowledging that they are not an enumerated service identified in the statute, or identified in the regulations. Because NHD Reports are allegedly settlement services, HUD further alleges that the defendants violated RESPA in their operation of the various joint ventures. On July 9, 2007, we filed a motion to dismiss the action on the basis that RESPA does not authorize HUD to seek disgorgement and that there is no further alleged unlawful activity to enjoin. On January 18, 2008, plaintiff filed opposition to the motions to dismiss that were filed by all defendants. On February 22, 2008, the Defendants filed their reply to HUD’s opposition. On March 24, 2008, the motion to dismiss was denied. On April 4, 2008, we filed a motion to certify an appeal to the court’s denial of the motion to dismiss with respect to disgorgement. We filed an answer to the complaint on April 7, 2008. On April 28, 2008, the motion to certify an appeal was denied.

In May 2008, the Realogy defendants agreed in principle to a settlement with HUD that would enjoin any future joint venture for the sale of natural hazard disclosure reports operated in violation of RESPA but does not provide for the payment of any monetary fine or penalty.

Item 1A.	Risk Factors

The Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. The information presented below updates several of those risk factors and should be read in conjunction with the risk factors and other information disclosed in the 2007 Form 10-K.

Our level of indebtedness could adversely affect our ability to incur additional borrowings under our existing facilities, raise additional capital to fund our operations, react to changes in the economy or our industry and prevent us from meeting our obligations under our debt instruments.

We are significantly leveraged. As of June 30, 2008, our total debt (including the current portion) was approximately $6,431 million (which does not include $520 million of letters of credit issued under our synthetic letter of credit facility and an additional $131 million of outstanding letters of credit). In addition, as of June 30, 2008, our current liabilities included $898 million of securitization obligations which were collateralized by $1,233 million of securitization assets that are not available to pay our general obligations. Moreover on April 11, 2008, the Company notified the holders of the Senior Toggle Notes of our intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election will increase the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008. In addition, a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates.

On August 8, 2008 Moody’s downgraded the corporate family rating and probability of default from B3 to Caa1. Moody’s concurrently lowered the ratings by one notch on the (i) senior secured facility from Ba3 to B1; (ii) Fixed Rate Senior Notes from Caa1 to Caa2; (iii) Senior Toggle Notes from Caa1 to Caa2; and (iv) Senior Subordinated Notes from Caa2 to Caa3. The rating outlook is stable. These rating changes reflect the rating agency’s expectation that the Company will experience lower than previously expected cash flow generation as a result of their view as to the prolonged nature of the current residential real estate downturn. The ratings anticipate further revenue declines over the next few quarters as the real estate downturn continues into 2009.

Our substantial degree of leverage could have important consequences, including the following:

•

it may limit our ability to incur additional borrowings under our existing facilities, obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes;

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

Our senior secured credit facility and the indentures governing the notes contain, and any future indebtedness we incur may contain, various covenants and conditions that limit our ability to, among other things:

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

In addition, the restrictive covenants in our senior secured credit facility require us to maintain a specified senior secured leverage ratio. Based upon its current forecasts the Company expects to be in compliance with the senior secured leverage ratio through June 30, 2009. However, because the projected covenant calculation is based upon forecasted financial information there can be no assurance that such forecasts will be achieved or that the Company will continue to be in compliance with the senior secured leverage ratio. Current industry forecasts indicate that during the third and fourth quarters of 2008, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages and/or may increase, as compared to actual year over year declines experienced in those two factors in the first two quarters of 2008. If those forecasts are not realized in the third and fourth quarters of 2008 and/or our results for the third and fourth quarters of 2008 do not follow those forecasted trends, we may have difficulty maintaining the senior secured leverage ratio under our senior secured credit facility.

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

If a material event of default is continuing under our senior secured credit facility, such event could cause a termination of our ability to obtain future advances and amortization of one or more of the Securitization Facilities.

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

A recession is generally measured by two consecutive quarters of negative growth in the gross domestic product. The rate of growth of gross domestic product in the U.S. slowed considerably in the fourth quarter 2007 and the first half of 2008, indicating that the U.S. economy could be nearing a recession. The depth or length of this economic downturn is uncertain. A prolonged or deep recession or a period of economic stagflation in the U.S. economy would have a material adverse effect on our financial condition and our results of operations.

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

Any of the following could have a material adverse effect on our business by causing a general decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	periods of economic slowdown or recession;

•	a continuing drop in consumer confidence and concern that the economy may fall into a deep or prolonged recession or a period of economic stagflation;

•	rising interest rates;

•	the general availability of mortgage financing, including:

•	the impact of the contraction in the subprime and mortgage markets generally;

•	the recent significant spread between conforming loan rates and “jumbo” loan rates; and

•	the effect of more stringent lending standards for home mortgages;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	local, state and federal government regulation;

•	shifts in populations away from the markets that we or our franchisees serve;

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

During the first half of this decade, based on information published by NAR, existing homesales volumes rose to their highest levels in history. That growth rate reversed in 2006 as NAR and FNMA both reported a 9% decrease in the number of existing homesale sides during 2006 compared to 2005. For 2007 compared to 2006, NAR and FNMA, as of March 2008, both reported a decline of 13% in existing homesale sides. For 2008 compared to 2007, NAR as of August 2008 and FNMA as of July 2008 are forecasting a decline of 9% and 14%, respectively, in existing homesale sides.

Based upon information published by NAR, the national median price of existing homes increased from 2000 to 2005 at a compound annual growth rate, or CAGR, of 8.9% compared to a CAGR of 6.2% from 1972 to 2006. According to NAR, this rate of increase slowed significantly in 2006, declined in 2007 and is expected to decline further in 2008. For 2008 compared to 2007, NAR as of August 2008 and FNMA as of July 2008 are forecasting a decrease in the median price of existing homes of 6% and 9%, respectively.

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

We believe that competition for the sale of franchises is based principally upon the perceived value and quality of the brand and services, which may vary from local market to local market, the nature of those services offered to franchisees and the fees the franchisees must pay. The perceived value and quality of the brands we offer may vary by brand and the revenues we receive from the franchising of our respective brands may be affected—positively or negatively—by that perception. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate. Our franchisees are generally in intense competition with franchisees of other systems and independent real estate brokers. Our revenue will vary directly with our franchisees’ revenue, but is not directly dependent upon our franchisees’ profitability. If competition results in lower average brokerage commission rates or lower sales volume by our franchisees, our revenues will be affected adversely. For example, our franchisees’ average homesale commission rate per side was 2.65% in 2002 and this rate has declined to 2.49% in 2007.

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

In our relocation services business, we compete with in house operations, global and regional outsourced relocation service providers, human resource outsourcing companies and international accounting firms. The larger outsourced relocation service providers that we compete with include Prudential Real Estate and Relocation Services, Inc. and Weichert Relocation Resources, Inc.

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

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and sales associates, and employment law, including claims challenging the classification of our sales associates as independent contractors. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.

The weakening or unavailability of our intellectual property rights could adversely impact our business.

Our trademarks, domain names, trade dress and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Third parties may own rights in similar trademarks. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the US and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights.

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

REALOGY CORPORATION

Date: August 12, 2008	/s/ ANTHONY E. HULL
Anthony E. Hull Executive Vice President and Chief Financial Officer

Date: August 12, 2008	/s/ DEA BENSON
Dea Benson Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

4.1	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 10.50% Senior Notes Indenture dated as of April 10, 2007.

4.2	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture dated as of April 10, 2007.

4.3	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 12.375% Senior Subordinated Notes Indenture dated as of April 10, 2007.

4.4	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 10.50% Senior Notes Indenture dated as of April 10, 2007.

4.5	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture dated as of April 10, 2007.

4.6	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 12.375% Senior Subordinated Notes Indenture dated as of April 10, 2007.

10.1	Deed of Amendment, dated May 12, 2008 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited.

10.2	Amendment executed July 8, 2008 and effective as of July 28, 2006 to the Tax Sharing Agreement, entered into as of July 28, 2006, by and between Avis Budget Group, Inc., formerly known as Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 USC Section 1350.