Form 10-Q
period 2008-09-30
REALOGY CORP
filed 2008-11-05
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 5, 2008 was 100.

		Page

Forward Looking Statements		1

PART I	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Report of Independent Registered Public Accounting Firm	4

	Condensed Consolidated Statements of Operations of the Successor for the three months ended September 30, 2008 and September 30, 2007	5

	Condensed Consolidated Statements of Operations of the Successor for the nine months ended September 30, 2008 and for the period from April 10, 2007 to September 30, 2007 and the Condensed Consolidated Statement of Operations of the Predecessor for the period from January 1, 2007 to April 9, 2007	6

	Condensed Consolidated Balance Sheets of the Successor as of September 30, 2008 and December 31, 2007	7

	Condensed Consolidated Statements of Cash Flows of the Successor for the nine months ended September 30, 2008 and for the period from April 10, 2007 to September 30, 2007 and the Condensed Consolidated Statement of Cash Flows of the Predecessor for the period from January 1, 2007 to April 9, 2007	8

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	80

Item 4T.	Controls and Procedures	81

PART II	OTHER INFORMATION	82

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	83

Item 6.	Exhibits	93

	Signatures	94

FORWARD LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “hope,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

our substantial leverage as a result of the Transactions (as defined within); As of September 30, 2008, our total debt (including the current portion) was $6,499 million (which does not include $518 million of letters of credit issued under our synthetic letter of credit facility and an additional $131 million of outstanding letters of credit). In addition, as of September 30, 2008, our current liabilities included $846 million of securitization obligations which were collateralized by $1,122 million of securitization assets that are not available to pay our general obligations. Moreover on April 11, 2008, we notified the holders of the Senior Toggle Notes of our intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. This PIK election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise. The impact of this election increased the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008 and will increase the principal amount semi-annually in the future as long as the PIK election remains;

•

an event of default under our senior secured credit facility, including but not limited to a failure to maintain the then applicable senior secured leverage ratio, or under our indentures or relocation securitization facilities or a lack of liquidity caused by our substantial leverage and the continuing adverse housing market, would materially and adversely affect our financial condition, results of operations and business;

•

continuing adverse developments in the residential real estate markets, either regionally or nationally, due to lower sales, downward pressure on price, excessive home inventory levels, and reduced availability of mortgage financing or availability only at higher rates, including but not limited to:

•

a continuing decline in the number of homesales and/or further declines in prices and in broker commission rates and a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we participate;

•	continuing negative trends and/or a negative perception of the market trends in value for residential real estate;

•	continued high levels of foreclosure activity;

•	reduced availability of mortgage financing or financing on terms not sufficiently attractive to homebuyers;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure (inadvertent or otherwise) to comply with laws and regulations and any changes in laws and regulations; and

•	local and regional conditions in the areas where our franchisees and brokerage operations are located and/or concentrated;

•

continuing adverse developments in general business, economic and political conditions, including reduced availability of credit and the instability of financial institutions in the U.S. and abroad, the recent substantial decline in the stock markets, changes in short-term or long-term interest rates and any outbreak or escalation of hostilities on a national, regional and international basis;

•	a continuing drop in consumer confidence and/or the impact of a recession or a prolonged period of slow economic growth;

•

our inability to achieve future cost savings, cash conservation and other benefits anticipated as a result of our restructuring and capital reduction initiatives or such initiatives cost more or take longer to implement than we project;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•

our inability to access capital and/or securitization markets, including the inability of any of our lenders to meet their funding obligations under our securitization facilities, or our inability to continue to securitize certain assets of our relocation business, either of which would require us to find alternative sources of liquidity, which may not be available, or if available, may be on unfavorable terms;

•

our failure to maintain or acquire franchisees and brands or the inability of franchisees to survive the current real estate downturn or to realize gross commission income at levels that they maintained in recent years;

•	disputes or issues with entities that license us their brands for use in our business that could impede our franchising of those brands

•	actions by our franchisees that could harm our business;

•	reduced ability to complete future strategic acquisitions or to realize anticipated benefits from completed acquisitions;

•	the loss of any of our senior management or key managers or employees in specific business units;

•

the final resolutions or outcomes with respect to Cendant’s contingent and other corporate assets or contingent litigation liabilities, contingent tax liabilities and other corporate liabilities and any related actions for indemnification made under the Separation and Distribution Agreement and the Tax Sharing Amendment relating to our separation from Cendant, including any adverse impact on our future cash flows or future results of operations;

•	an increase in the funding obligation under the pension plans assigned to us in connection with our separation from Cendant;

•

the possibility that the distribution of our stock to holders of Cendant’s common stock in connection with our separation from Cendant, together with certain related transactions and our sale to affiliates of Apollo Management, L.P. were to fail to qualify as a reorganization for U.S. federal income tax purposes;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation (the “Company”) as of September 30, 2008 (successor), and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 (successor), the three month period ended September 30, 2007 (successor), the period from April 10, 2007 to September 30, 2007 (successor) and the period from January 1, 2007 to April 9, 2007 (predecessor) and cash flows for the nine-month period ended September 30, 2008 (successor), the period from April 10, 2007 to September 30, 2007 (successor), and the period from January 1, 2007 to April 9, 2007 (predecessor). These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007 (successor), and the related statements of operations, stockholder’s equity, and cash flows for periods January 1, 2007 to April 9, 2007 (predecessor) and April 10, 2007 to December 31, 2007(successor) (not presented herein); and in our report dated March 19, 2008, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to (i) separation from Cendant Corporation (“Cendant”), (ii) transactions with related parties, (iii) certain guarantee commitments with Cendant, (iv) effective April 10, 2007, the Company was acquired through a merger in a business combination accounted for as a purchase, and (v) the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey

November 5, 2008

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Successor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Revenues
Gross commission income	$1,007	$1,238
Service revenue	202	225
Franchise fees	88	115
Other	44	46

Net revenues	1,341	1,624

Expenses
Commission and other agent-related costs	656	821
Operating	398	460
Marketing	50	65
General and administrative	59	62
Former parent legacy costs (benefit), net	—	2
Separation costs	—	1
Restructuring costs	15	3
Merger costs	—	6
Impairment of investment in unconsolidated entity	14	—
Depreciation and amortization	54	119
Other (income)/expense, net	(11)	—
Interest expense	153	173
Interest income	(1)	(4)

Total expenses	1,387	1,708

Loss before income taxes, minority interest and equity in earnings	(46)	(84)
Income tax benefit	(27)	(28)
Minority interest, net of tax	1	1
Equity in (earnings) losses of unconsolidated entities	30	(2)

Net loss	$(50)	$(55)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period from April 10 Through September 30, 2007	Period from January 1 Through April 9, 2007
Revenues
Gross commission income	$2,795	$2,533	$1,104
Service revenue	594	426	216
Franchise fees	252	230	106
Other	139	89	66

Net revenues	3,780	3,278	1,492

Expenses
Commission and other agent-related costs	1,827	1,684	726
Operating	1,249	869	489
Marketing	165	125	84
General and administrative	177	128	123
Former parent legacy costs (benefit), net	(1)	2	(19)
Separation costs	—	2	2
Restructuring costs	38	6	1
Merger costs	2	22	80
Impairment of investment in unconsolidated entity	14	—	—
Depreciation and amortization	165	448	37
Other (income)/expense, net	(11)	—	—
Interest expense	470	326	43
Interest income	(2)	(6)	(6)

Total expenses	4,093	3,606	1,560

Loss before income taxes, minority interest and equity in earnings	(313)	(328)	(68)
Income tax benefit	(129)	(120)	(23)
Minority interest, net of tax	1	1	—
Equity in (earnings) losses of unconsolidated entities	25	(5)	(1)

Net loss	$(210)	$(204)	$(44)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$269	$153
Trade receivables (net of allowance for doubtful accounts of $40 and $16)	171	122
Relocation receivables	979	1,030
Relocation properties held for sale	60	183
Deferred income taxes	81	82
Due from former parent	12	14
Other current assets	128	143

Total current assets	1,700	1,727

Property and equipment, net	286	381
Goodwill	3,927	3,939
Trademarks	1,009	1,009
Franchise agreements, net	3,166	3,216
Other intangibles, net	489	509
Other non-current assets	291	391

Total assets	$10,868	$11,172

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$179	$139
Securitization obligations	846	1,014
Due to former parent	561	550
Revolving credit facility and current portion of long-term debt	312	32
Accrued expenses and other current liabilities	585	652

Total current liabilities	2,483	2,387

Long-term debt	6,187	6,207
Deferred income taxes	1,080	1,249
Other non-current liabilities	125	129

Total liabilities	9,875	9,972

Commitments and contingencies (Notes 9 and 10)

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	2,011	2,006
Accumulated deficit	(1,007)	(797)
Accumulated other comprehensive loss	(11)	(9)

Total stockholder’s equity	993	1,200

Total liabilities and stockholder’s equity	$10,868	$11,172

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period From April 10 Through September 30, 2007	Period From January 1 Through April 9, 2007
Operating Activities
Net loss	$(210)	$(204)	$(44)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165	448	37
Deferred income taxes	(135)	(131)	(20)
Merger costs related to employee equity awards	—	—	56
Impairment of investment in unconsolidated entity	14	—	—
Amortization of deferred financing costs and discount	22	25	4
Gain on early extinguishment of debt	—	(2)	—
Gain on disposition of unconsolidated entities	(5)	—	—
Equity in (earnings) losses of unconsolidated entities	25	(5)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(48)	8	(26)
Relocation receivables and advances	23	(129)	106
Relocation properties held for sale	123	(39)	38
Accounts payable, accrued expenses and other current liabilities	27	224	5
Due (to) from former parent	(7)	16	15
Other, net	50	(4)	(63)

Net cash provided by operating activities	44	207	107

Investing Activities
Property and equipment additions	(36)	(41)	(31)
Acquisition of Realogy	—	(6,761)	—
Net assets acquired (net of cash acquired) and acquisition-related payments	(12)	(22)	(22)
Proceeds from the sale of preferred stock and warrants	—	—	22
Proceeds from the sale of property and equipment	7	—	—
Proceeds related to corporate aircraft sale leaseback and termination	12	21	—
Proceeds from the sale of a joint venture	12	—	—
Investment in unconsolidated entities	(4)	(1)	—
Change in restricted cash	1	5	(9)
Other, net	7	1	—

Net cash used in investing activities	$(13)	$(6,798)	$(40)

REALOGY CORPORATION AND THE PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In millions)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period From April 10 Through September 30, 2007	Period From January 1 Through April 9, 2007
Financing Activities
Net change in revolving credit facility	$280	$—	$—
Repayments made on new term loan credit facility	(24)	—	—
Note payment for 2006 acquisition of Texas American Title Company	(10)	—	—
Net change in securitization obligations	(147)	59	21
Proceeds from new term loan credit facility and issuance of notes	—	6,219	—
Repayment of predecessor term loan facility	—	(600)	—
Payments made for new term loan credit facility	—	(8)	—
Repurchase of 2006 Senior Notes, net of discount	—	(1,155)
Repayment of prior securitization obligations	—	(914)	—
Proceeds from new securitization obligations	—	903	—
Debt issuance costs	—	(157)	—
Investment by affiliates of Apollo and co-investors	—	1,999	—
Proceeds from issuances of common stock for equity awards	—	—	36
Proceeds received from Cendant’s sale of Travelport	—	—	5
Other, net	(14)	(8)	—

Net cash provided by financing activities	85	6,338	62
Effect of changes in exchange rates on cash and cash equivalents	—	1	—

Net (decrease) increase in cash and cash equivalents	116	(252)	129
Cash and cash equivalents, beginning of period	153	528	399

Cash and cash equivalents, end of period	$269	$276	$528

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest payments)	$436	$144	$25
Income tax payments (refunds), net	$3	$7	$(26)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions)

(Unaudited)

1.	BASIS OF PRESENTATION

Realogy Corporation (“Realogy” or “the Company”), a Delaware corporation, was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”), and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and on July 31, 2006, Cendant distributed all of the shares of the Company’s common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006. The Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant, Wyndham Worldwide and Travelport and the Tax Sharing Agreement dated as of July 28, 2006, as amended (the “Tax Sharing Agreement”), set forth the transactions regarding the Separation and the other agreements that govern certain aspects of our relationship with Cendant, Wyndham Worldwide and Travelport.

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

The Company incurred indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. The Merger was financed by borrowings under our senior secured credit facility, issuance of notes, an equity contribution and cash on hand. See Note 6 “Short and Long Term Debt” for additional information on the indebtedness incurred related to the Merger and for additional information related to the Company’s senior secured leverage ratio that it is required to maintain. The equity contribution to the Company of $2,001 million was comprised of investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity. We also refinanced the credit facilities covering our relocation securitization facilities (“the Securitization Facilities Refinancing”). The term “Transactions” refers to, collectively, (1) the Merger, (2) the offering of the notes, (3) the initial borrowings under our senior secured credit facility, including our synthetic letter of credit facility, (4) the equity investment, and (5) the Securitization Facilities Refinancings.

Although Realogy continues as the same legal entity after the Merger, the accompanying Condensed Consolidated Statements of Operations and Cash Flows for 2007 are presented for two periods: January 1, 2007 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through September 30, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the periods preceding and succeeding the Merger, respectively. The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost as well as the effect of the Transactions.

The accompanying Condensed Consolidated Financial Statements of the Company and its Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2008 and December 31, 2007, and the results of our operations and cash flows for the periods presented herein. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

These interim Condensed Consolidated Financial Statements of the Company and its Predecessor should be read in conjunction with the Consolidated and Combined Financial Statements of the Company and its Predecessor for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

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

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of September 30, 2008, we had approximately 16,000 franchised and company owned offices and 300,000 sales associates operating under our brands in the U.S. and 95 other countries and territories around the world, which included approximately 860 of our company owned and operated brokerage offices with approximately 53,000 sales associates.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names. In addition, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties.

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

Current assets	$2,165
Property and equipment	368
Intangible assets	5,685
Goodwill	4,033
Other non-current assets	293
Current liabilities	(2,107)
Deferred income tax liabilities	(1,752)
Long-term debt	(1,800)
Other non-current liabilities	(124)

Total purchase price allocation	$6,761

Pro Forma Financial Information

The Company’s pro forma results of operations for the nine months ended September 30, 2007, assuming that the Merger occurred as of January 1, 2007, results in revenues of $4.8 billion and a net loss of $0.3 billion. This pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the Merger had actually occurred at the beginning of each period presented, or of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, depreciation and amortization, interest expense and related tax effects.

Impairment of Goodwill and Other Indefinite Life Intangibles

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill and other indefinite-lived intangible assets for impairment annually, or between annual tests if an event occurs or circumstances indicate impairment may have occurred. The Company performs its annual impairment testing of goodwill and indefinite lived intangibles in the fourth quarter subsequent to completing its annual budgeting process. This annual budgeting process of our financial results incorporates many of the real estate industry factors described under the heading “Industry Trends” in Item 2. If as part of the first test required under SFAS No. 142, the Company identifies a potential impairment, the Company would perform the second test to determine the amount of impairment loss, if any. The Company is currently in the early stages of completing the first test of its annual impairment review and therefore has not completed the analysis that would indicate whether or not an impairment has occurred. The Company is currently preparing its 2009 budgets and long term financial projections, evaluating current industry trends and the impact of the uncertainty in the financial markets may have on its impairment analysis. If the Company has an impairment upon completion of its SFAS No. 142 analysis, it could have a significant impact on our results of operations for the fourth quarter of 2008 given that the Company has $3.9 billion of goodwill and $2.3 billion of indefinite lived intangibles, although it would have no impact on the Company’s cash flows.

In the third quarter of 2008, an impairment analysis was completed by PHH Home Loans, LLC, (“PHH Home Loans”), an entity, managed by PHH Mortgage, which was created for the purpose of originating and selling mortgage loans. The Company owns 49.9% of this venture. As a result of lower long term financial forecasts and a higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge in equity (earnings) losses of unconsolidated entities of $31 million. As a result of the impairment analysis completed by PHH Home Loans, the Company performed an impairment analysis of its investment in the entity utilizing the lower financial forecasts and recognized an incremental impairment loss of $14 million for the three and nine months ended September 30, 2008.

During the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and unamortized intangible assets and recognized an impairment charge for the year ended December 31, 2007 of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million.

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount (See Note 6, “Short and Long Term Debt”). EBITDA, as defined in the senior secured credit facility is calculated on a “pro forma” basis and includes certain adjustments made in accordance with the senior secured credit facility to calculate the senior secured leverage ratio and as such the Company uses the term “Adjusted EBITDA” in this report to mean EBITDA as defined in the credit agreement. Based upon its current forecast, the Company expects to continue to be in compliance with the senior secured leverage ratio through at least September 30, 2009. The Company's forecast includes a number of identified business optimization and productivity initiatives that it expects to execute over the next year. In addition, if market conditions or the Company's performance were to underperform current expectations, the Company anticipates initiating additional business optimization and productivity measures (which would increase our EBITDA and in certain circumstances Adjusted EBITDA to give effect to such savings on a pro forma basis). Moreover, if the Company were to be in default of the covenant, our parent company also has the right but not the obligation to cure such default through the purchase of additional Holdings equity for cash and to infuse such capital into the Company, which would have the effect of increasing Adjusted EBITDA for purposes of the senior secured leverage ratio.

There can be no assurance that our forecasts will be achieved, that such additional business optimization and productivity initiatives would be sufficient to permit us to comply with the senior secured leverage ratio or that our parent company would provide equity to cure any such default. (See Note 6 for a description of the consequences of an event of default).

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

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Hong Kong Dollar and Swiss Franc. In accordance with SFAS No. 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. The fluctuations in the value of these forward contracts do, however, generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates with an aggregate notional value of $775 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and the unfavorable fair market value of the swaps of $12 million, net of income taxes, is recorded in Accumulated Other Comprehensive Loss at September 30, 2008.

Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company deferred the adoption of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements.

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

The following table summarizes fair value measurements by level at September 30, 2008 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Certificates of deposit (primarily included in other current assets)	$11	$—	$—	$11
Derivatives
Interest rate swaps, net (primarily included in other non-current liabilities)	—	12	—	12
Foreign currency forward contracts (primarily included in other current assets)	—	3	—	3
Deferred compensation plan assets (included in other non-current assets)	5	—	—	5

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at September 30, 2008:

	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	846	846
Revolving credit facility	280	280
Term loan facility	3,130	2,347
Fixed Rate Senior Notes	1,683	799
Senior Toggle Notes	545	234
Senior Subordinated Notes	861	301

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

Defined Benefit Pension Plan

The net periodic pension benefit for both the three months ended September 30, 2008 and 2007 was less than $1 million and is comprised of a benefit of $2 million for the expected return on assets offset by interest cost of approximately $2 million.

Equity in (Earnings) Losses of Unconsolidated Entities

Equity in (earnings) losses of unconsolidated entities was previously presented within Other revenues in the consolidated statement of operations. In connection with the recognition of its share of PHH Home Loans’ impairment charge during the third quarter of 2008, the Company has changed the presentation of these amounts to reflect them on a separate line below income taxes in the Condensed Consolidated Statement of Operations for all periods presented.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 157 on its consolidated financial position and results of operations.

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

In April 2008, The FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP allows an entity to use its own assumption or historical experience about renewal or extension of an arrangement for a recognized intangible asset when determining the useful life of the asset, even when there is likely to be substantial cost or material modifications to the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company intends to adopt the guidance on January 1, 2009 and is currently evaluating the impact on the consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). The FSP does not change the definition of fair value and principles of measurement. It clarifies the application of SFAS No. 157 to financial asset valuation when the market for the asset is not active. In such market, an entity can use its internal assumptions about future cash flows and risk-adjusted discount rates. However, regardless of the valuation technique, an entity must include appropriate risk adjustments that market participants would make for non-performance and liquidity risks. FSP 157-3 is effective upon issuance. The Company adopted FSP 157-3 in the current period and the adoption did not have a significant impact on its consolidated financial position and results of operations.

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). The FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” to require additional disclosures by the sellers of credit derivatives and the guarantors of financial guarantees, enabling the investors to assess the potential effect of the credit derivatives and guarantees on an entity’s financial position, financial performance and cash flows. It is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company intends to adopt these disclosure requirements in the 10-K for the year ended December 31, 2008. The FSP will modify disclosure requirements and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

2.	OTHER (INCOME)/EXPENSE, NET AND COMPREHENSIVE LOSS

The Company recognized other income of $11 million for the three and nine months ended September 30, 2008 was primarily comprised of $5 million of insurance proceeds received in the third quarter, a $5 million net gain related to the exit of two TRG joint ventures and a gain on the sale of fixed assets of approximately $1 million.

Comprehensive loss consisted of the following:

	Successor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Net loss	$(50)	$(55)
Foreign currency translation adjustments	(4)	1
Unrealized gains (losses) on interest rate hedges, net	—	(9)

Total comprehensive loss	$(54)	$(63)

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period From April 10 Through September 30, 2007	Period From January 1 Through April 9, 2007
Net loss	$(210)	$(204)	$(44)
Foreign currency translation adjustments	(3)	1	(1)
Unrealized gains (losses) on interest rate hedges, net	—	(3)	—

Total comprehensive loss	$(213)	$(206)	$(45)

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

For the nine months ended September 30, 2008 and the periods April 10, 2007 through September 30, 2007 and January 1, 2007 through April 9, 2007, the Company made earnout payments for previously acquired businesses of $8 million, $1 million and $18 million, respectively.

2008 ACQUISITIONS

During the nine months ended September 30, 2008, the Company acquired four real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $2 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of less than $2 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

2007 ACQUISITIONS

During the period April 10, 2007 to September 30, 2007, the Company acquired five real estate brokerage operations through its wholly-owned subsidiary, NRT, for $4 million of cash, in the aggregate, which resulted in goodwill of $3 million that was assigned to the Company Owned Real Estate Brokerage Services segment. During the period January 1, 2007 to April 9, 2007, the Company acquired three real estate brokerage operations through its wholly-owned subsidiary, NRT, for $1 million of cash, in the aggregate, which resulted in goodwill of less than $1 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

In May 2007, the Company also acquired a Canadian real estate franchise operation through its Real Estate Franchise Services segment for $13 million in cash which resulted in goodwill of $4 million.

None of the 2008 or 2007 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

4.	INTANGIBLE ASSETS

Intangible assets consisted of:

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$2,019	$104	$1,915	$2,019	$54	$1,965
License agreement (b)	45	1	44	45	1	44
Pendings and listings (c)	2	2	—	2	1	1
Customer relationship (d)	467	38	429	467	19	448
Other (e)	7	2	5	7	1	6

	$2,540	$147	$2,393	$2,540	$76	$2,464

Unamortized Intangible Assets
Goodwill	$3,927			$3,939

Franchise agreement with NRT (f)	$1,251			$1,251
Trademarks (g)	1,009			1,009
Title plant shares (h)	11			10

	$2,271			$2,270

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).
(d)	Relates to the customer relationships at Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(g)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial, Sotheby’s International Realty, and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(h)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

The changes in the gross carrying amount of goodwill are as follows:

	Balance at January 1, 2008	2008 Activity (a)	Balance at September 30, 2008
Real Estate Franchise Services	$2,260	$5	$2,265
Company Owned Real Estate Brokerage Services	766	(8)	758

Relocation Services	596	(5)	591
Title and Settlement Services	317	(4)	313

Total Company	$3,939	$(12)	$3,927

(a)	$(16) million related to purchase accounting fair value adjustments, offset by $3 million related to purchase accounting tax adjustments and by less than $2 million for the acquisition of real estate brokerages by NRT.

Amortization expense relating to intangible assets was as follows:

	Successor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Franchise agreements	$17	$19
Pendings and listings	—	63
Customer relationships	7	7
Other	—	2

Total	$24	$91

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period From April 10 Through September 30, 2007	Period From January 1 Through April 9, 2007

Franchise agreements	$50	$37	$5
Pendings and listings	1	342	—
Customer relationships	19	13	—
Other	1	2	1

Total	$71	$394	$6

Based on the Company’s amortizable intangible assets as of September 30, 2008, the Company expects related amortization expense for the remainder of 2008, the four succeeding years and thereafter to approximate $24 million, $94 million, $94 million, $94 million, $94 million and $1,993 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	September 30, 2008	December 31, 2007

Accrued payroll and related employee costs	$84	$114
Accrued volume incentives	24	35
Deferred income	77	97
Accrued interest	188	146
Other	212	260

	$585	$652

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	September 30, 2008	December 31, 2007

Senior Secured Credit Facility:
Revolving credit facility	$280	$—
Term loan facility	3,130	3,154
Fixed Rate Senior Notes	1,683	1,681
Senior Toggle Notes	545	544
Senior Subordinated Notes	861	860
Securitization Obligations:
Apple Ridge Funding LLC	603	670
U.K. Relocation Receivables Funding Limited	178	169
Kenosia Funding LLC	65	175

	$7,345	$7,253

SENIOR SECURED CREDIT FACILITY

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility (including a $1,220 million delayed draw term loan sub-facility), (ii) a $750 million revolving credit facility and (iii) a $525 million synthetic letter of credit facility. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger, including the payment of fees and expenses. The $1,220 million delayed draw term loan sub-facility was available solely to finance the refinancing of the 2006 Senior Notes. The Company utilized $1,220 million of the delayed draw facility to fund the purchases and pay related interest and fees of the 2006 Senior Notes in the third and fourth quarters of 2007. Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0% or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0%. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. Prior to September 30, 2008, the Company elected to borrow from its revolving credit facility in order to have cash on hand.

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized and is reduced by 1% each year. The amount available under the synthetic letter of credit was reduced to $522 million on December 31, 2007 and to $518 million at September 30, 2008. On April 26, 2007 the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities and will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

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

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically the Company’s senior secured net debt to trailing 12 month EBITDA, as defined in the credit facility, may not exceed 5.6 to 1 at March 31, 2008 and June 30, 2008. The ratio declined to 5.35 to 1 at September 30, 2008, steps down to 5.0 to 1 at September 30, 2009 and steps down to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility is calculated on a “pro forma” basis and includes certain adjustments to calculate the senior secured leverage ratio and as such the Company uses the term “Adjusted EBITDA” in this report to mean EBITDA as defined in accordance with the credit agreement. Based upon its current forecast, which includes a number of identified business optimization and productivity initiatives that it expects to execute over the next year, the Company expects to continue to be in compliance with the senior secured leverage ratio through at least September 30, 2009. However, because the projected covenant calculation is based upon forecasted financial information, such forecasts may not be achieved and we may have difficulty complying with the senior secured leverage ratio.

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

If the Company was unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged the majority of the Company’s assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facility and other indebtedness, including the Notes, and we may not be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Current industry forecasts indicate that during the fourth quarter of 2008 and the first three quarters of 2009, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages or may increase, as compared to actual year over year declines experienced in those two factors in the first three quarters of 2008. If market conditions indicated by such forecasts or the Company’s performance were to underperform current expectations, the Company anticipates initiating additional business optimization and productivity measures (which would increase our EBITDA and in certain circumstances Adjusted EBITDA to give effect to such savings on a pro forma basis). Moreover, if the Company were to be in default of the covenant, our parent company also has the right but not the obligation to cure such default through the purchase of additional Holdings equity for cash and to infuse such capital into the Company, which would have the effect of increasing Adjusted EBITDA for purposes of the senior secured leverage ratio. This cure is only available in three of any four consecutive quarters.

There can be no assurance that our forecasts will be achieved, that such additional business optimization and productivity initiatives would be sufficient to permit us to comply with the senior secured leverage ratio or that our parent company would provide equity to cure any such default.

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

For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company will make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. On October 15, 2008, pursuant to the PIK interest election it made on April 11, 2008, the Company satisfied the October 2008 interest payment obligation by increasing the principal amount of the Senior Toggle Notes by $32 million. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, at the end of each accrual period commencing with the accrual period ending April 15, 2012, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Because of the Company’s election to utilize the PIK Interest option, the portion of the Senior Toggle Notes that is required to be redeemed on April 15, 2012 will increase.

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

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	September 30, 2008	December 31, 2007

Apple Ridge Funding LLC	$603	$670
U.K. Relocation Receivables Funding Limited	178	169
Kenosia Funding LLC	65	175

	$846	$1,014

The Company issues secured obligations through Apple Ridge Funding LLC, U.K. Relocation Receivables Funding Limited and Kenosia Funding LLC. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities, including properties held for sale, are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program.

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $1,122 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at September 30, 2008 and December 31, 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $11 million and $36 million, for the three and nine months ended September 30, 2008, respectively and $15 million for the three months ended September 30, 2007, $29 million for the period April 10, 2007 through September 30, 2007 and $13 million for the period January 1, 2007 through April 9, 2007. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables, advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.9% and 6.4% for the nine months ended September 30, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in early amortization of this securitization obligation and termination of any further advances under the program.

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

The Company will maintain limited at-risk activities with certain other customers, but in conjunction with the Kenosia Amendment, the borrowing capacity under the Kenosia securitization program was reduced from $175 million to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009. The Kenosia Amendment also lowered the maximum advance rate on the facility to 50%, increased the borrowing rate by 50 basis points to 150 basis points above LIBOR, and modified certain ratios tied to the performance of the underlying assets. These changes allowed the program to modify certain ratios that may have resulted in an amortization event as the Company continues to wind down the government at-risk business and reduces the inventory of homes without replacing it with new home inventory.

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

On May 12, 2008 the Company amended the U.K. Relocation Receivables Funding Limited securitization principally to include the following provisions: 1) to grant the bank a security interest in the relocation and related assets; 2) to allow funding through a commercial paper program guaranteed by the financial institution; and 3) to add servicer defaults and to modify the maximum advance rate levels, in each case tied to the performance of the underlying asset base.

As of September 30, 2008, this securitization program was fully utilized.

SHORT TERM BORROWING FACILITIES

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $385 million as of September 30, 2008. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time and the Company bears the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $1 million and $3 million for the three months ended September 30, 2008 and 2007, respectively, $3 million for the nine months ended September 30, 2008, compared to $6 million for the period April 10, 2007 through September 30, 2007, and $3 million for the period January 1, 2007 through April 9, 2007. These amounts are recorded within net revenue in the accompanying Condensed Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at September 30, 2008 or December 31, 2007. The average amount of short term borrowings outstanding during the nine months ended September 30, 2008 and 2007 was approximately $170 million and $240 million, respectively.

ISSUANCE OF INTEREST RATE SWAPS

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates and notional amounts to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007 for an aggregate notional amount of $775 million. The Company is utilizing pay-fixed interest rate (and receive 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount of 5-year at 4.93%, (ii) $350 million notional amount of 3-year at 4.835% and (iii) $200 million notional amount of 1.5-year at 4.91%. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and, therefore, the unfavorable fair market value of the swaps of $12 million, net of income taxes, is recorded in accumulated other comprehensive loss at September 30, 2008.

AVAILABLE CAPACITY

As of September 30, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$280	$339
Term loan facility (2)	October 2013	3,130	3,130	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,683	—
Senior Toggle Notes (4)	April 2014	550	545	—
Senior Subordinated Notes (5)	April 2015	875	861	—

Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	603	247
U.K. Relocation Receivables Funding Limited (6)	April 2012	178	178	—
Kenosia Funding LLC (6)(7)	June 2009	100	65	35

		$8,133	$7,345	$621

(1)	The available capacity under the revolving credit facility is reduced by $131 million of outstanding letters of credit at September 30, 2008.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 5.7% at September 30, 2008.
(3)	Consists of $1,700 million of 10.50% Fixed Rate Senior Notes due 2014, less a discount of $17 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $14 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Effective with the Kenosia amendment completed in March 2008, the borrowing capacity was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009.

7.	RESTRUCTURING COSTS

2008 Restructuring Program

During the first three quarters of 2008, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $44 million in 2008. As of September 30, 2008 the Company has recognized $38 million of this expense.

Total 2008 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of September 30, 2008

Company Owned Real Estate
Brokerage Services	$—	$32	$(18)	$14
Real Estate Franchise Services	—	1	—	1
Relocation Services	—	2	(1)	1
Title and Settlement Services	—	3	(2)	1

	$—	$38	$(21)	$17

The table below shows total 2008 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total

Restructuring expense	$11	$21	$6	$38
Cash payments and other reductions	(7)	(10)	(4)	(21)

Balance at September 30, 2008	$4	$11	$2	$17

The Company recognized $7 million, $6 million, and $2 million of personnel related, facility related and asset impairment restructuring expenses, respectively, for the three months ended September 30, 2008.

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company recognized $35 million of restructuring expense in 2007 and the remaining liability at December 31, 2007 was $21 million. During the nine months ended September 30, 2008, the Company recognized less than $1 million of additional expense related to the 2007 restructuring activities and made cash payments and had other reductions of approximately $12 million. The remaining liability at September 30, 2008 was $10 million which was primarily related to facility costs.

8.	STOCK-BASED COMPENSATION

2007 Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of Common Stock, restricted stock units and other awards settleable in, or based upon, Common Stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.5 million of restricted shares to senior officers. One half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon actual proceeds recovered by the stockholder of Realogy. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. On

November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Board, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. The vesting terms of Mr. Silverman are similar to the terms of the employee grants. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company.

2008 Stock Options and Restricted Stock Grants

During the three months ended March 31, 2008, the Company granted 50,000 stock options and 9,000 shares of restricted stock to a director of the Company. The director stock options vest ratably over a four year period. During the three months ended June 30, 2008, the Company granted 152,500 stock options to senior management employees that have similar vesting provisions as the April 2007 grant. During the three months ended September 30, 2008, there were no new equity awards granted. As of September 30, 2008, the total number of shares available for future grant was approximately one million.

The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions noted in the following table. Expected volatility is based on historical volatilities of comparable companies. The expected term of the options granted, which represents the period of time that options are expected to be outstanding, is estimated using the simplified method. The risk free interest rate is based on the U.S. Treasury yield curve at the time of the grant.

The weighted average assumptions utilized to determine the value of the stock options granted in 2008 are as follows:

Expected volatility	32.9%
Expected term (years)	6.4
Risk-free interest rate	3.5%
Dividend yield	—

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Shares
	A	B	C
Outstanding at December 31, 2007	8.08	4.04	4.04	0.45
Granted	0.13	0.04	0.04	0.01
Exercised	—	—	—	—
Forfeited	(0.10)	(0.05)	(0.05)	—

Outstanding at September 30, 2008	8.11	4.03	4.03	0.46

Exercisable at September 30, 2008	1.59	—	—	—

Weighted average remaining contractual term (years)	8.73	8.73	8.73
Weighted average grant date fair value per share	$3.68	$3.01	$2.47	$10.00

	Options Vested	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value

Exercisable at September 30, 2008	1.59	$10.00	8.53 years	$—

As of September 30, 2008, there was $25 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $22 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and the restricted shares will be recorded in future periods as compensation expense over a weighted average period of approximately 3.55 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense related to the incentive equity awards granted by the Company and Holdings.

	Successor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Awards granted by Domus Holdings	2	2

Total	$2	$2

	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period from April 10 to September 30, 2007	Period from January 1 to April 9, 2007

Awards granted by Realogy	$—	$—	$5
Acceleration of vesting of Realogy’s awards	—	—	56
Awards granted by Domus Holdings	6	3	—

Total	$6	$3	$61

9.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND
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

The majority of the liabilities noted above are classified as due to former parent in the Condensed Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. The due to former parent balance was $561 million and $550 million at September 30, 2008 and December 31, 2007, respectively. See Note 10 “Commitments and Contingencies” for information related to the $500 million letter of credit established in accordance with the Separation and Distribution Agreement for these former parent liabilities.

The contingent liabilities are mainly comprised of contingent litigation settlement liabilities and contingent tax liabilities. Rollforwards of these liabilities are noted below.

Rollforward of Contingent Litigation Settlement Liabilities
Balance at December 31, 2007	$103
Payments related to the settlement of legal matters	(18)
Net decrease in settlement liabilities	(5)

Balance at September 30, 2008	$80

Rollforward of Contingent Tax Liabilities
Balance at December 31, 2007	$353
Increase related to Tax Sharing Agreement amendment (a)	36
Payments related to tax liabilities	(20)

Balance at September 30, 2008	$369

(a)	On July 9, 2008, an amendment to the Tax Sharing Agreement was signed, to clarify the intent of the parties upon signing the Tax Sharing Agreement in 2006. This amendment resulted in certain balance sheet reclassifications between amounts due to/from former parent and tax accounts in the third quarter of 2008. There was no impact to the statement of operations as a result of this tax amendment and the balance sheet reclassification did not increase the Company’s net exposure for contingent tax liabilities.

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. The Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. The Company also entered into a marketing agreement with PHH whereby PHH is the recommended provider of mortgages promoted by the Company to its independently owned and operated franchisees and a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company and the Company subleases office space to PHH Home Loans.

In connection with these agreements, the Company recorded net revenues, excluding equity earnings, of $2 million and $2 million during the three month periods ended September 30, 2008 and 2007, respectively. The Company recorded net revenues, excluding equity earnings, of $5 million for the nine months ended September 30, 2008, compared to $3 million and $2 million during the period from April 10, 2007 through September 30, 2007 and January 1, 2007 to April 9, 2007, respectively. The Company recorded equity losses of $30 million and equity earnings of $1 million during the three month periods ended September 30, 2008 and 2007, respectively. The Company recorded equity losses of $25 million for the nine months ended September 30, 2008, compared to equity earnings of $5 million during the period from April 10, 2007 through September 30, 2007.

The Company invested an additional $1 million of cash in PHH Home Loans during the quarter ended March 31, 2008 and recorded a $1 million reduction in retained earnings and investment in PHH Home Loans related to the venture’s adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Adjustments” on January 1, 2008.

In the third quarter of 2008, an impairment analysis was completed by PHH Home Loans. As a result of lower long term financial forecasts and a higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge in equity (earnings) losses of unconsolidated entities of $31 million. As a result of the impairment analysis completed by PHH Home Loans, the Company performed an impairment analysis of its investment in the entity utilizing the lower financial forecasts and recognized an incremental impairment loss of $14 million for the three and nine months ended September 30, 2008.

Transactions with Affinion Group Holdings, Inc. (an Affiliate of Apollo)

In connection with Cendant’s sale of its former Marketing Services division in October 2005 to Affinion Group Holdings, Inc. (“Affinion”), an affiliate of Apollo, Cendant received preferred stock with a fair value of $83 million (face value of $125 million) and warrants with a fair value of $3 million in Affinion as part of the purchase price consideration. At Separation, the Company received the right to 62.5% of the proceeds from Cendant’s investment in Affinion and the value recorded by the Company on August 1, 2006 was $58 million. In January 2007, the Company received from the former parent $66 million, or 62.5%, of cash proceeds related to the former parent’s redemption of a portion of preferred stock investment with a book value of $46 million resulting in a gain of approximately $20 million which is included in former parent legacy costs (benefit), net in the Condensed Consolidated Statements of Operations. In March 2007, the Company’s former parent transferred 62.5% of the remaining investment in Affinion preferred stock and warrants to the Company, which simultaneously sold such preferred stock and warrants to two stockholders of Affinion who are affiliates of Apollo for $22 million with a book value of $17 million resulting in a gain of $5 million which is included in former parent legacy costs (benefit), net in the Condensed Consolidated Statements of Operations.

On June 30, 2008, Affinion Group, Inc., a wholly owned subsidiary of Affinion, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. One-half of the loyalty program was deemed a contingent asset and contingent liability under the terms of the Separation Agreement, with Realogy being responsible for 62.5% of such half or 31.25% of the assets and liabilities under the entire program. Under the AAA, Affinion Group, Inc. assumed all of the liabilities and obligations of Avis Budget Group, Wyndham Worldwide and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, Realogy agreed to pay approximately $8 million in the aggregate (a portion payable at closing and the balance over a three year period), as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share (31.25%) of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the nine months ended September 30, 2008, the Company has recognized revenue and expenses related to these transactions of less than $1 million in the aggregate.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

In addition to the former parent contingent liability matters disclosed in Note 9 “Separation Adjustments and Transactions with Former Parent and Subsidiaries”, the Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) contending that the affiliated business relationship between NRT and Title Resource Group is an inherent breach of an agent’s fiduciary duty to the customer; (iii) concerning alleged violations of RESPA and California’s Unfair Competition Law with respect to whether a product and service provided by a joint venture to which the Company was a party constitutes a settlement service; (iv) contending that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (v) contending that NRT’s legal assistance program constitutes the illegal sale of insurance; and (vi) concerning claims generally against the company owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services.

On September 7, 2007, the Court granted summary judgment on the breach of contract claims asserted by plaintiffs in the legacy Cendant Litigation, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”). The Credentials Litigation commenced in February 2000 and is a contingent liability of Cendant that was assigned to Realogy and Wyndham Worldwide Corporation under the Separation Agreement. The summary judgment award plus interest through September 30, 2008 for Cendant is approximately $103 million and provides for the award of attorneys’ fees to the plaintiff and sanctions of $0.7 million. Under the terms of the Separation Agreement, the Company’s portion of any actual liability would be 62.5% of the aggregate liability amount including any related fees and costs. Following the Court’s denial of Cendant’s motion for reconsideration Cendant appealed the summary judgment decision in May 2008 and appellate bonds were posted shortly thereafter in the aggregate amount of approximately $109 million (Realogy for the benefit of Cendant posting a bond for 62.5% thereof, or approximately $68 million, and Wyndham Worldwide Corporation for the benefit of Cendant posting a bond for 37.5% thereof, or approximately $41 million). On June 2, 2008, Plaintiffs filed a notice of cross appeal. On September 12, 2008, Cendant filed its appellate brief. In October 2008, Realogy and Wyndham paid their proportionate share of the $0.7 million of sanctions awarded against Cendant plus post-judgment interest thereon. Based upon the summary judgment decision, and after giving effect to accrued interest and an estimate of plaintiffs’ reasonable attorneys’ fees as well as the payment of sanctions, the Company has reserved $64 million for this matter.

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

Under the Tax Sharing Agreement, the Company is responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. On July 9, 2008, an amendment to the Tax Sharing Agreement was signed, to clarify the intent of the parties upon signing the Tax Sharing Agreement in 2006. The amendment reflects the parties original intentions that (1) income tax payments would be treated as made and deductible (pursuant to the income tax regulations) by the reimbursing separate companies, (2) certain additional Cendant entities are deemed “shared” and thus entitling these entities to reimbursement for pre-separation tax liabilities or requiring them to distribute pre-separation refunds received; and (iii) the respective separate companies are required to surrender, without compensation, any recaptured tax credit carryovers (distributed at the separation date) pursuant to a tax audit. This amendment resulted in certain balance sheet reclassifications between amounts due to/from former parent and tax accounts in the third quarter of 2008.

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

Apollo Management Fee Agreement

In connection with the Transactions, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company will pay Apollo an annual management fee for this service up to the sum of the greater of $15 million and 2.0% of the Company’s annual adjusted EBITDA for the immediately preceding year, plus out of pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $374 million and $442 million at September 30, 2008 and December 31, 2007, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

On October 3, 2008 President Bush signed into law the Emergency Economic Stabilization Act which includes a provision that increases the FDIC insurance coverage for depositors in banks and credit unions from $100,000 to $250,000. Also, on October 14, 2008, the FDIC issued a press release announcing that it will provide full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of dollar amount, until the end of 2009. Note that banks are automatically covered for the first 30 days following issuance of the press release but may opt out of this additional coverage by notice to the FDIC before the expiration of the 30-day period. This insurance coverage is applicable for escrow and trusts deposits held in non-interest bearing transaction/checking accounts.

11.	SEGMENT INFORMATION

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. As discussed in Note 1, equity in earnings of unconsolidated entities is presented on a separate line below income taxes in the Condensed Consolidated Statement of Operations for all periods presented. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations), income tax provision and minority interest, each of which is presented in the Company’s Condensed Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Net Revenues (a)
	Successor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Real Estate Franchise Services	$172	$217
Company Owned Real Estate Brokerage Services	1,026	1,253
Relocation Services	129	145
Title and Settlement Services	84	94
Corporate and Other (b)	(70)	(85)

Total Company	$1,341	$1,624

(a)

Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $70 million and $85 million for the three months ended September 30, 2008 and September 30, 2007 respectively. Such amounts are eliminated through the

Corporate and Other line. Revenues for the Relocation Services segment include $14 million and $14 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three months ended September 30, 2008 and September 30, 2007 respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(b)	Includes the elimination of transactions between segments.

	Net Revenues (a)
	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period From April 10 Through September 30, 2007	Period From January 1 Through April 9, 2007

Real Estate Franchise Services	$508	$439	$217
Company Owned Real Estate Brokerage Services	2,852	2,562	1,116
Relocation Services	362	261	137
Title and Settlement Services	259	193	96
Corporate and Other (b)	(201)	(177)	(74)

Total Company	$3,780	$3,278	$1,492

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $201 million for the nine months ended September 30, 2008, $177 million for the period April 10, 2007 through September 30, 2007 and $74 million for the period January 1, 2007 through April 9, 2007. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $33 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the nine months ended September 30, 2008, $29 million for the period April 10, 2007 through September 30, 2007 and $14 million for the period January 1, 2007 through April 9, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Successor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Real Estate Franchise Services	$98	$145
Company Owned Real Estate Brokerage Services (b)	(9)	41
Relocation Services	39	33
Title and Settlement Services	9	5
Corporate and Other	(8)	(19)

Total Company	129	205
Less:
Depreciation and amortization	54	119
Interest (income) expense, net	152	169
Income tax benefit	(27)	(28)

Net loss	$(50)	$(55)

(a)	Includes $15 million of restructuring costs for the three months ended September 30, 2008, compared to $6 million, $3 million, $2 million and $1 million of merger costs, restructuring costs, former parent legacy costs and separation costs, respectively, for the three months ended September 30, 2007.

(b)	Includes a $31 million charge recorded in equity (earnings) losses of unconsolidated entities, which represents the Company’s portion of an impairment recorded by PHH Home Loans. The Company also performed an impairment analysis of its investment in PHH Home Loans and recognized an incremental impairment loss of $14 million.

	EBITDA (a)
	Successor		Predecessor
	Nine Months Ended September 30, 2008	Period From April 10 Through September 30, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$286	$296	$122
Company Owned Real Estate Brokerage Services (b)	(42)	110	(47)
Relocation Services	62	60	12
Title and Settlement Services	12	19	(4)
Corporate and Other	(24)	(41)	(76)

Total Company	294	444	7
Less:
Depreciation and amortization	165	448	37
Interest (income) expense, net	468	320	37
Income tax benefit	(129)	(120)	(23)

Net loss	$(210)	$(204)	$(44)

(a)	Includes $38 million of restructuring costs and $2 million of merger costs offset by a benefit of $1 million of former parent legacy costs for the nine months ended September 30, 2008 compared to $22 million, $6 million, $2 million and $2 million of merger costs, restructuring costs, former parent legacy costs and separation costs, respectively, for the period April 10, 2007 through September 30, 2007 and $80 million, $45 million, $1 million and $2 million of merger costs, separation benefits, restructuring costs and separation costs, offset by a benefit of $19 million of former parent legacy costs, respectively, for the period January 1, 2007 through April 9, 2007.
(b)	Includes a $31 million charge recorded in equity (earnings) losses of unconsolidated entities, which represents the Company’s portion of an impairment recorded by PHH Home Loans. The Company also performed an impairment analysis of its investment in PHH Home Loans and recognized an incremental impairment loss of $14 million.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Operations and Cash Flows for: (i) Realogy Corporation (the “Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Company on a consolidated basis. As discussed in Note 1, equity in earnings of unconsolidated entities is presented on a separate line below income taxes in the Condensed Consolidated Statement of Operations for all periods presented. The guarantor subsidiaries are comprised of 100% owned entities, and guarantee on an unsecured senior subordinated basis the Senior Subordinated Notes and on an unsecured senior basis the Fixed Rate Senior Notes and Senior Toggle Notes. Guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. Non-Guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the condensed consolidated financial statements.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,006	$1	$—	$1,007
Service revenue	—	150	52	—	202
Franchise fees	—	88	—	—	88
Other	—	44	—	—	44

Net revenues	—	1,288	53	—	1,341
Expenses
Commission and other agent-related costs	—	656	—	—	656
Operating	—	366	32	—	398
Marketing	—	49	1	—	50
General and administrative	12	44	3	—	59
Former parent legacy costs (benefit), net	—	—	—	—	—
Restructuring costs	—	15	—	—	15
Merger costs	—	—	—	—	—
Impairment of investment in unconsolidated entity	—	—	14	—	14
Depreciation and amortization	2	52	—	—	54
Other (income)/expense, net	(5)	(6)	—	—	(11)
Interest expense	152	1	—	—	153
Interest income	—	(1)	—	—	(1)
Intercompany transactions	5	(5)	—	—	—

Total expenses	166	1,171	50	—	1,387
Income (loss) before income taxes, minority interest and equity in earnings	(166)	117	3	—	(46)
Income tax expense (benefit)	(68)	53	(12)	—	(27)
Minority interest, net of tax	—	—	1	—	1
Equity in (earnings) losses of unconsolidated entities	—	—	30	—	30
Equity in (earnings) losses of subsidiaries	(48)	16	—	32	—

Net income (loss)	$(50)	$48	$(16)	$(32)	$(50)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,793	$2	$—	$2,795
Service revenue	—	451	143	—	594
Franchise fees	—	252	—	—	252
Other	—	143	(4)	—	139

Net revenues	—	3,639	141	—	3,780
Expenses
Commission and other agent-related costs	—	1,827	—	—	1,827
Operating	1	1,154	94	—	1,249
Marketing	—	162	3	—	165
General and administrative	29	140	8	—	177
Former parent legacy costs (benefit), net	(1)	—	—	—	(1)
Restructuring costs	—	38	—	—	38
Merger costs	1	1	—	—	2
Impairment of investment in unconsolidated entity	—	—	14	—	14
Depreciation and amortization	7	157	1	—	165
Other (income)/expense, net	(5)	(6)	—	—	(11)
Interest expense	467	3	—	—	470
Interest income	(1)	(1)	—	—	(2)
Intercompany transactions	16	(16)	—	—	—

Total expenses	514	3,459	120	—	4,093
Income (loss) before income taxes, minority interest and equity in earnings	(514)	180	21	—	(313)
Income tax expense (benefit)	(205)	80	(4)	—	(129)
Minority interest, net of tax	—	—	1	—	1
Equity in (earnings) losses of unconsolidated entities	—	—	25	—	25
Equity in (earnings) losses of subsidiaries	(99)	1	—	98	—

Net income (loss)	$(210)	$99	$(1)	$(98)	$(210)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,237	$1	$—	$1,238
Service revenue	—	176	49	—	225
Franchise fees	—	115	—	—	115
Other	—	49	(3)	—	46

Net revenues	—	1,577	47	—	1,624
Expenses
Commission and other agent-related costs	—	821	—	—	821
Operating	—	427	33	—	460
Marketing	—	64	1	—	65
General and administrative	10	48	4	—	62
Former parent legacy costs (benefit), net	5	(3)	—	—	2
Separation costs	—	1	—	—	1
Restructuring costs	—	3	—	—	3
Merger costs	3	3	—	—	6
Depreciation and amortization	3	116	—	—	119
Interest expense	172	1	—	—	173
Interest income	(2)	(2)	—	—	(4)
Intercompany transactions	10	(10)	—	—	—

Total expenses	201	1,469	38	—	1,708
Income (loss) before income taxes, minority interest and equity in earnings	(201)	108	9	—	(84)
Income tax expense (benefit)	(78)	46	4	—	(28)
Minority interest, net of tax	—	—	1	—	1
Equity in (earnings) losses of unconsolidated entities	—	—	(2)	—	(2)
Equity in (earnings) losses of subsidiaries	(68)	(6)	—	74	—

Net income (loss)	$(55)	$68	$6	$(74)	$(55)

Condensed Consolidating Statement of Operations

April 10 through September 30, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,531	$2	$—	$2,533
Service revenue	—	333	93	—	426
Franchise fees	—	230	—	—	230
Other	—	90	(1)	—	89

Net revenues	—	3,184	94	—	3,278
Expenses
Commission and other agent-related costs	—	1,684	—	—	1,684
Operating	—	803	66	—	869
Marketing	—	124	1	—	125
General and administrative	22	99	7	—	128
Former parent legacy costs (benefit), net	11	(9)	—	—	2
Separation costs	1	1	—	—	2
Restructuring costs	—	6	—	—	6
Merger costs	8	14	—	—	22
Depreciation and amortization	4	443	1	—	448
Interest expense	323	3	—	—	326
Interest income	(3)	(3)	—	—	(6)
Intercompany transactions	19	(19)	—	—	—

Total expenses	385	3,146	75	—	3,606
Income (loss) before income taxes, minority interest and equity in earnings	(385)	38	19	—	(328)
Income tax expense (benefit)	(148)	19	9	—	(120)
Minority interest, net of tax	—	—	1	—	1
Equity in (earnings) losses of unconsolidated entities	—	—	(5)	—	(5)
Equity in (earnings) losses of subsidiaries	(33)	(14)	—	47	—

Net income (loss)	$(204)	$33	$14	$(47)	$(204)

Condensed Consolidating Statement of Operations

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,104	$—	$—	$1,104
Service revenue	—	169	47	—	216
Franchise fees	—	106	—	—	106
Other	—	63	3	—	66

Net revenues	—	1,442	50	—	1,492
Expenses
Commission and other agent-related costs	—	726	—	—	726
Operating	—	453	36	—	489
Marketing	—	84	—	—	84
General and administrative	58	62	3	—	123
Former parent legacy costs (benefit), net	(18)	(1)	—	—	(19)
Separation costs	2	—	—	—	2
Restructuring costs	—	1	—	—	1
Merger costs	34	45	1	—	80
Depreciation and amortization	2	34	1	—	37
Interest expense	40	3	—	—	43
Interest income	(5)	(1)	—	—	(6)
Intercompany transactions	13	(13)	—	—	—

Total expenses	126	1,393	41	—	1,560
Income (loss) before income taxes, minority interest and equity in earnings	(126)	49	9	—	(68)
Income tax expense (benefit)	(47)	21	3	—	(23)
Minority interest, net of tax	—	—	—	—	—
Equity in (earnings) losses of unconsolidated entities	—	—	(1)	—	(1)
Equity in (earnings) losses of subsidiaries	(35)	(7)	—	42	—

Net income (loss)	$(44)	$35	$7	$(42)	$(44)

Condensed Consolidating Balance Sheet

As of September 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$191	$37	$43	$(2)	$269
Trade receivables, net	—	144	27	—	171
Relocation receivables	—	(37)	1,016	—	979
Relocation properties held for sale	—	(29)	89	—	60
Deferred income taxes	62	19	—	—	81
Intercompany note receivable	—	78	18	(96)	—
Due from former parent	12	—	—	—	12
Other current assets	12	92	81	(57)	128

Total current assets	277	304	1,274	(155)	1,700
Property and equipment, net	27	256	3	—	286
Goodwill	—	3,927	—	—	3,927
Trademarks	—	1,009	—	—	1,009
Franchise agreements, net	—	3,166	—	—	3,166
Other intangibles, net	—	489	—	—	489
Other non-current assets	137	82	72	—	291
Investment in subsidiaries	9,417	184	—	(9,601)	—

Total assets	$9,858	$9,417	$1,349	$(9,756)	$10,868

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$12	$205	$21	$(59)	$179
Securitization obligations	—	—	846	—	846
Intercompany note payable	—	18	78	(96)	—
Due to former parent	561	—	—	—	561
Revolving credit facility and current portion of long term debt	312	—	—	—	312
Accrued expenses and other current liabilities	234	317	34	—	585
Intercompany payables	1,180	(1,352)	172	—	—

Total current liabilities	2,299	(812)	1,151	(155)	2,483
Long-term debt	6,187	—	—	—	6,187
Deferred income taxes	(381)	1,461	—	—	1,080
Other non-current liabilities	52	59	14	—	125
Intercompany liabilities	708	(708)	—	—	—

Total liabilities	8,865	—	1,165	(155)	9,875

Total stockholder’s equity	993	9,417	184	(9,601)	993

Total liabilities and stockholder’s equity	$9,858	$9,417	$1,349	$(9,756)	$10,868

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

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(426)	$283	$146	$41	$44
Investing activities
Property and equipment additions	(2)	(33)	(1)	—	(36)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(12)	—	—	(12)
Proceeds from the sale of property and equipment	—	7	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	12	—	—	—	12
Proceeds from the sale of a joint Venture	—	12	—	—	12
Investment in unconsolidated entities	—	(3)	(1)	—	(4)
Change in restricted cash	—	—	1	—	1
Intercompany note receivable	—	44	(17)	(27)	—
Other, net	—	—	7	—	7

Net cash provided by (used in) investing activities	10	15	(11)	(27)	(13)

Financing activities
Net change in revolving credit facility	280	—	—	—	280
Payments made for new term loan facility	(24)	—	—	—	(24)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(147)	—	(147)
Intercompany dividend	—	—	(16)	16	—
Intercompany note payable	—	17	(44)	27	—
Intercompany transactions	236	(317)	81	—	—
Other, net	(6)	(7)	(1)	—	(14)

Net cash provided by (used in) financing activities	486	(317)	(127)	43	85

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	70	(19)	8	57	116
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$190	$37	$44	$(2)	$269

Condensed Consolidating Statements of Cash Flows

April 10 through September 30, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(161)	$546	$(170)	$(8)	$207
Investing activities
Property and equipment additions	(4)	(37)	—	—	(41)
Acquisition of Realogy	(6,761)	—	—	—	(6,761)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(22)	—	—	(22)
Proceeds related to corporate aircraft sale leaseback and termination	21	—	—	—	21
Investment in unconsolidated entities	—	—	(1)	—	(1)
Change in restricted cash	—	—	5	—	5
Intercompany capital contribution	—	(50)	—	50	—
Intercompany dividend	—	25	—	(25)	—
Intercompany note receivable	—	(162)	—	162	—
Other, net	—	(4)	5	—	1

Net cash (used in) provided by investing activities	(6,744)	(250)	9	187	(6,798)

Financing activities
Proceeds from credit facility and issuance of notes	6,219	—	—	—	6,219
Repayment of term loan facility	(600)	—	—	—	(600)
Payments made for new term Loan credit facility	(8)	—	—	—	(8)
Repurchase of 2006 Senior
Notes, net of discount	(1,155)	—	—	—	(1,155)
Repayment of prior securitization obligations	—	—	(914)	—	(914)
Proceeds from new securitization obligations	—	—	903	—	903
Net change in securitization obligations	—	—	59	—	59
Debt issuance costs	(149)	(6)	(2)	—	(157)
Investment by affiliates of Apollo and co-investors	1,999	—	—	—	1,999
Intercompany capital contribution	—	—	50	(50)	—
Intercompany dividend	—	—	(29)	29	—
Intercompany note receivable	—	—	162	(162)	—
Intercompany transactions	331	(278)	(27)	(26)	—
Other, net	(2)	(6)	—	—	(8)

Net cash provided by (used in) financing activities	6,635	(290)	202	(209)	6,338

Effect of changes in exchange rates on cash and cash equivalents	—	—	1	—	1

Net (decrease) increase in cash and cash equivalents	(270)	6	42	(30)	(252)
Cash and cash equivalents, beginning of period	481	45	40	(38)	528

Cash and cash equivalents, end of period	$211	$51	$82	$(68)	$276

Condensed Consolidating Statements of Cash Flows

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9)	$1	$109	$6	$107
Investing activities
Property and equipment additions	(6)	(25)	—	—	(31)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(22)	—	—	(22)
Proceeds from sale of preferred stock and warrants	22	—	—	—	22
Change in restricted cash	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	16	(47)	(9)	—	(40)

Financing activities
Net change in securitization obligations	—	—	21	—	21
Proceeds from issuances of common stock for equity awards	36	—	—	—	36
Proceeds received from Cendant’s sale of Travelport	5	—	—	—	5
Intercompany transactions	133	29	(159)	(3)	—

Net cash provided by (used in) financing activities	174	29	(138)	(3)	62

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	181	(17)	(38)	3	129
Cash and cash equivalents, beginning of period	300	62	78	(41)	399

Cash and cash equivalents, end of period	$481	$45	$40	$(38)	$528

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although Realogy continues as the same legal entity after the Merger, the accompanying Condensed Consolidated and Combined Statements of Operations and Cash Flows are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through September 30, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the periods preceding and succeeding the Merger. The combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor and Successor Periods (“Combined”) as well as the pro forma adjustments to reflect the Transactions as if they occurred on January 1, 2007 (“pro forma combined”). This combination does not comply with U.S. GAAP and is not required by the rules for pro forma presentation, but is presented because we believe it provides a more relevant and meaningful discussion of our historical results. The consolidated financial statements for the Successor Period reflect the acquisition of Realogy under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (‘SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The pro forma combined results do not reflect the actual results we would have achieved absent the Merger and are not indicative of our future results of operations.

The aggregate consideration paid in the Merger has been allocated to state the acquired assets and liabilities at fair value as of the acquisition date. The fair value adjustments (i) increased the carrying value of certain of our assets and liabilities, (ii) established or increased the carrying value of intangible assets for our tradenames, customer relationships, franchise agreements and pendings and listings and (iii) revalued our long-term benefit plan obligations and insurance obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization expense have significantly increased and we are significantly leveraged. As a result, the current downturn in the housing market has adversely impacted our business and results of operations and our significant level of indebtedness makes us more vulnerable to a prolonged downturn in the residential real estate market and an economic slowdown or recession as more fully described under the heading “Risk Factors” in the 2007 Form 10-K and this report.

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill and other indefinite-lived intangible assets for impairment annually, or between annual tests if an event occurs or circumstances indicate impairment may have occurred. The Company performs its annual impairment testing of goodwill and indefinite lived intangibles in the fourth quarter subsequent to completing its annual budgeting process. This annual budgeting process of our financial results incorporates many of the real estate industry factors described under the heading “Industry Trends”. If as part of the first test required under SFAS No. 142, the Company identifies a potential impairment, the Company would perform the second test to determine the amount of impairment loss, if any. The Company is currently in the early stages of completing the first test of its annual impairment review of goodwill and unamortized intangible assets and therefore has not completed the analysis that would indicate whether or not an impairment has occurred. The Company is currently preparing its 2009 budgets and long term financial projections, evaluating current industry trends and the impact of the uncertainty in the financial markets may have on its impairment analysis. If the Company has an impairment upon completion of its SFAS No. 142 analysis, it could have a significant impact on our results of operations for the fourth quarter of 2008 given that the Company has $3.9 billion of goodwill and $2.3 billion of indefinite lived intangibles, although it would have no impact on the Company’s cash flows.

As discussed under the heading “Industry Trends,” the domestic residential real estate market is in a significant and lengthy downturn. As a result, our results of operations in the first nine months of 2008 have been adversely affected compared to our operating results in the first nine months of 2007. Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proved exceedingly difficult to predict. Despite the current downturn, we believe that the housing market will benefit over the long-term from expected positive long-term demographic trends, such as population growth, and increases in the number of U.S. households, as well as economic fundamentals, such as rising gross domestic product, among others.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of September 30, 2008, we had approximately 16,000 franchised and company owned offices and 300,000 sales associates operating under our brands in the U.S. and 95 other countries and territories around the world, which included approximately 860 of our company owned and operated brokerage offices with approximately 53,000 sales associates.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names. In addition, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties.

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

Merger Agreement with Affiliates of Apollo Management VI, L.P.

On December 15, 2006, the Company entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). In connection with the merger agreement, Holdings established a direct wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”) to hold all of

Realogy’s issued and outstanding common stock acquired by Holdings in the merger (“Merger”). As a result of the Merger which was consummated on April 10, 2007, Holdings acquired the outstanding shares of Realogy through Intermediate pursuant to the merger of Domus Acquisition Corp. with and into Realogy with Realogy being the surviving entity.

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

Industry Trends

Our businesses compete primarily in the domestic residential real estate market, which currently is in a significant and lengthy downturn that initially began in the second half of 2005. Leading up to 2005, home prices and the number of homesale transactions rose rapidly in the first half of the decade due to a combination of factors including (1) increased owner-occupant demand for larger and more expensive homes made possible by unusually favorable financing terms for both prime and sub-prime borrowers, (2) low interest rates, (3) record appreciation in housing prices driven partially by investment speculation, (4) the growth of the mortgage-backed securities market as an alternative source of capital to the mortgage market and (5) high credit ratings for mortgage backed securities despite increasing inclusion of subprime loans made to buyers relying upon continuing home price appreciation rather than more traditional underwriting standards.

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend has continued from 2006 through the present period. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole—the hardest hit areas have been those areas that had experienced the greatest speculation and year over year price appreciation. The overall slowdown in transaction activity has caused a buildup of large inventories of housing, an increase in short sale and foreclosure activity, particularly in states such as California and Florida that benefited more than average from the housing growth in the first half of the decade, and a contraction of the market for mortgage financing, as discussed below, all of which have contributed to heightened buyer caution regarding timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

With the slowdown in sales and the consequent downward pressure on home prices, the market for mortgage financing began to contract significantly. As part of the contraction, banks have tightened lending criteria for mortgage applicants, returning to more traditional underwriting standards. The availability of subprime loans has declined dramatically from as recently as the first half of 2007 though replaced to some degree by Federal Housing Administration (“FHA”) loans. Availability and affordability of non conforming loans has also been adversely impacted by the current mortgage situation and is constraining sales activity of homes in certain higher end price brackets. Recently, concerns over the adequacy of capital reached the Federal National Mortgage Association (“FNMA”) and Freddie Mac (two government chartered, but publicly traded institutions) which dominate the financing of U.S. housing.

The federal government attempted to address these concerns through legislation that was enacted on July 30, 2008. The legislation provides for direct U.S. government guarantee of the securities issued by these institutions. The legislation has other objectives as well, including: (1) to offer affordable government-backed mortgages to homeowners at risk of foreclosure, and (2) to bolster regulatory oversight of Freddie Mac and FNMA. Specifically,

•

the legislation authorizes the FHA, effective October 1, 2008, to insure up to $300 billion in new 30-year fixed mortgages for at-risk borrowers in owner-occupied homes if their lenders agree to write down loan balances to 85% of the homes’ current appraised value;

•	makes permanent, effective January 1, 2009, the increase in the cap on the size of mortgages guaranteed by FNMA and Freddie Mac to a maximum of $625,500 from $417,000;

•

provides a tax credit for qualified first-time home buyers purchasing homes on or after April 9, 2008 but prior to July 1, 2009; the tax credit is worth up to 10% of the home’s purchase price or $7,500, whichever is less, repayable over 15 years in equal annual installments;

•	gives the U.S. Department of the Treasury the temporary authority to provide an unlimited line of credit to, and the right to purchase stock in, FNMA and Freddie Mac; and

•	creates a new federal agency—the Federal Housing Finance Agency—with direct supervision over FNMA and Freddie Mac.

Pursuant to this legislation, on September 7, 2008, the U.S. government unveiled a plan to place both FNMA and Freddie Mac under the conservatorship of the Federal Housing Finance Agency. In addition to providing direct government oversight of these entities, the plan commits the U.S. government to provide up to $100 billion to each of FNMA and Freddie Mac to backstop any shortfalls in their capital requirements. The government’s actions were taken in support of three stated objectives: providing stability to financial markets, supporting the availability of mortgage financing, and protecting taxpayers (both by minimizing the near term costs to the taxpayer and by setting policymakers on a course to resolve the systemic risk created by the inherent conflict in the government sponsored enterprise structure of FNMA and Freddie Mac). It is difficult to predict either the long-term or short-term impact of the government’s actions on the U.S. housing market, or whether the government’s actions will accomplish their stated objectives.

In an attempt to bring stability to the financial markets, President Bush signed into law on October 3, 2008 the Emergency Economic Stabilization Act which authorized the establishment of the Troubled Assets Relief Program (the “TARP”). It grants broad authority to the Secretary of the Treasury (“Secretary”) to restore liquidity and stability to the United States financial system, including the authority to spend up to $700 billion to make direct equity investments in financial institutions and/or purchase troubled assets. Under the TARP, the Secretary is authorized to (or direct FNMA and Freddie Mac to) purchase residential or commercial mortgages, and securities, obligations or other instruments based on or related to such mortgages, issued on or before March 14, 2008, and upon the determination of the Secretary in consultation with the Chairman of the Board of Governors of the Federal Reserve. In exercising this authority, the Secretary is required to take into account protection of the interests of taxpayers, stability of the financial markets, preservation of homeownership, the long-term viability of the financial institution, participation of all financial institutions regardless of size or other characteristics, assistance to retirement plans that hold troubled assets and the needs of local communities. On October 13, 2008 the U.S. Treasury announced it will make direct equity investments in various banks and financial institutions in an effort to bolster the struggling banking system and stimulate lending. It is difficult to predict either the long-term or short-term impact of the government’s actions on financial institutions and/or the U.S. housing market, or whether the government’s actions will accomplish their stated objectives.

The housing market is also being impacted by consumer sentiment about the overall state of the economy, particularly mounting consumer anxiety over slowing or possibly negative economic growth and rising unemployment. According to the Conference Board, a New York based industry research group, consumer confidence increased from 50.4 percent at the end of the second quarter to 59.8 percent at the end of the third quarter. In October 2008, the Conference Board announced that consumer confidence had fallen to an all-time low of 38.0 percent.

Residential real estate service providers, including brokers (and our franchisees), are directly impacted by housing downturns because brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The business also is affected by interest rate volatility. Also, as noted above, tightened mortgage underwriting criteria is limiting many customers’ ability to qualify for a mortgage. Furthermore, if inflation concerns persist and interest rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay higher mortgage rates. If mortgage rates fall or remain low, the number of homesale transactions may increase as homeowners choose to move because financing appears affordable or renters decide to purchase a home for the first time.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth and increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply. Although we see improvement in affordability and a slight lessening in the overhang of housing inventory, we are not certain when credit markets will return to a more normal state or the larger economy will improve. Consequently, we cannot predict when the market and related economic forces will return the residential real estate industry to a growth period.

A continued decline in homesale transactions or prices due to some or all of the factors discussed above would adversely affect our revenue and profitability. Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proven exceedingly difficult to predict.

Homesales

During the first half of this decade, based on information published by the National Association of Realtors (“NAR”) and FNMA, existing homesales had risen to their highest levels in history. The sales rate reversed in 2006 and 2007 and this decline is forecasted to continue for 2008 as reflected in the table below.

	2008 vs. 2007
	Full Year Forecasted	Third Quarter	Second Quarter	First Quarter	2007 vs. 2006 Full Year	2006 vs. 2005 Full Year
Number of Homesales
Industry
NAR (a)	(11%)	(8%)	(16%)	(22%)	(13%)	(9%)
FNMA (a)	(14%)	(10%)	(16%)	(22%)	(13%)	(9%)
Realogy
Real Estate Franchise Services		(15%)	(21%)	(25%)	(19%)	(18%)
Company Owned Real Estate Brokerage Services		(10%)	(19%)	(27%)	(17%)	(17%)

(a)	Existing homesale data is as of October 2008 for NAR and FNMA.

Our recent financial results confirm that this negative trend continued into 2008 as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the three months ended September 30, 2008 experienced closed homesale side decreases of (15%) and (10%), respectively, compared to the three months ended September 30, 2007.

For 2009 compared to 2008, NAR, as of October 2008, forecasts an increase in existing homesale transactions of 8% and FNMA, as of October 2008, forecasts that existing homesale transactions will be flat.

Existing homesales were reported by NAR to be approximately 5.7 million homes for 2007, down from 6.5 million homes in 2006 and the high of 7.1 million homes in 2005. For 2008, NAR and FNMA, as of October 2008, are forecasting that 2008 existing homesales will continue to decline and are expected to be 5.0 million homes and 4.9 million homes, respectively.

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

	2008 vs. 2007
	Full Year Forecasted	Third Quarter	Second Quarter	First Quarter	2007 vs. 2006 Full Year	2006 vs. 2005 Full Year
Price of Homes
Industry
NAR (a)	(8%)	(10%)	(7%)	(7%)	(1%)	1%
FNMA (a)	(9%)	(8%)	(7%)	(7%)	(1%)	1%
Realogy
Real Estate Franchise Services		(7%)	(5%)	(7%)	(1%)	3%
Company Owned Real Estate Brokerage Services		(12%)	(8%)	(1%)	8%	5%

(a)	Existing homesale price data for 2008 and 2007 is for median price and is as of October 2008 for NAR and FNMA.

Our recent financial results confirm that this declining pricing trend continued into 2008 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the three months ended September 30, 2008 experienced closed homesale price decreases of (7%) and (12%), respectively, compared to the three months ended September 30, 2007. Furthermore, the decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment is also being impacted by a shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas.

For the quarter ended September 2008 compared to the quarter ended September 2007, the average price of homes sold by our real estate franchise operations was down 7% and our company owned brokerage operations was down 12%. In October 2008 this trend deteriorated further as a result of further credit and stock market turmoil experienced in October 2008.

For 2009 compared to 2008, NAR as of October 2008, forecasts an increase in median homesale price of 3% while FNMA, as of October 2008, forecasts a decline in median homesale price of 7%.

***

While NAR and FNMA are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and FNMA because they use survey data in their historical reports and forecasting models whereas we report based on actual results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Further, differences in weighting by state may contribute to significant statistical variations.

Home Inventory

According to NAR, the number of existing homes for sale increased from 3.5 million homes at December 31, 2006 to 4.0 million homes at December 31, 2007. This increase in homes represents a seasonally adjusted increase of 2.4 months of supply from 6.5 months at December 31, 2006 to 8.9 months at December 31, 2007. According to NAR, the number of existing homes for sale in September 2008 was 4.3 million homes which represents a seasonally adjusted 9.9 months of supply. The high level of supply continues to add downward pressure on the price of existing homes.

Other Factors

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, for the first nine months of 2008 bad debt expense and development advance note reserve expense increased $20 million compared to the first nine months of 2007. In addition, for the three months ended September 30, 2008 bad debt expense and development advance note reserve expense increased $8 million compared to the three months ended September 30, 2007. We are actively monitoring the collectibility of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our bad debt and development advance note reserves in the future.

We are a large independent residential Real Estate Owned (“REO”) asset manager. These REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders. The profitability of this business is countercyclical to the overall state of the housing market and is a meaningful contributor to the 2008 financial results of the Company Owned Real Estate Brokerage segment.

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction by us or our franchisees, (ii) average homesale price, which represents the average selling price of closed homesale transactions by us or our franchisees, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction by us or our franchisees, (iv) net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to us as a royalty and (v) in our Company Owned Real Estate Brokerage Services segment, gross commission per side which represents the average commission we earn before expenses.

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. During 2006, 2007 and the first nine months of 2008, the average broker commission rate our franchisees and our Company Owned Real Estate Brokerage Services segment charge their customers has improved modestly; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

The following table presents our drivers for the three and nine months ended September 30, 2008 and 2007. See “Results of Operations” for a discussion as to how the material drivers affected our business for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	% Change		2008	2007	% Change
Real Estate Franchise Services (a)
Closed homesale sides	281,158	331,824	(15%)		772,803	966,390	(20%)
Average homesale price	$216,164	$232,759	(7%)		$217,555	$232,340	(6%)
Average homesale broker commission rate	2.52%	2.49%	3	bps	2.51%	2.49%	2	bps
Net effective royalty rate	5.06%	5.06%	—		5.07%	5.03%	4	bps
Royalty per side	$285	$303	(6%)		$288	$300	(4%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	80,296	88,759	(10%)		214,167	261,204	(18%)
Average homesale price	$474,172	$540,379	(12%)		$495,979	$538,538	(8%)
Average homesale broker commission rate	2.48%	2.46%	2	bps	2.48%	2.47%	1	bps
Gross commission income per side	$12,468	$13,894	(10%)		$13,002	$13,870	(6%)

Relocation Services
Initiations	35,536	32,420	10%		111,005	106,378	4%
Referrals	21,767	20,929	4%		56,642	63,636	(11%)

Title and Settlement Services
Purchase title and closing units	30,718	38,782	(21%)		87,666	111,173	(21%)
Refinance title and closing units	7,622	8,396	(9%)		29,396	28,555	3%
Average price per closing unit	$1,552	$1,466	6%		$1,507	$1,476	2%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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

Pro Forma Combined Statement of Operations

The following pro forma combined statement of operations data for the nine months ended September 30, 2007 has been derived from our historical condensed consolidated financial statements included elsewhere herein and has been prepared to give effect to the Transactions, assuming that the Transactions occurred on January 1, 2007.

The unaudited pro forma combined statement of operations for the nine months ended September 30, 2007 has been adjusted to reflect:

•

the elimination of certain non-recurring costs relating to the Merger (which are comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus costs incurred in connection with the Transactions and professional costs incurred by the Company in connection with the Merger);

•

the elimination of the amortization of a non-recurring pendings and listings intangible asset of $339 million that was recognized in the opening balance sheet and is amortized over the estimated closing period of the underlying contract (in most cases approximately 5 months);

•

the elimination of certain revenues and expenses that resulted from changes in the estimated fair value of assets and liabilities (as discussed in more detail below) as a result of purchase accounting;

•	the elimination of certain non-recurring executive separation benefits of $45 million;

•	debt issuance costs incurred as a result of the Transactions;

•	incremental interest expense resulting from additional indebtedness incurred in connection with the Transactions; and

•	incremental borrowing costs as a result of the relocation securitization refinancings.

In addition, the unaudited pro forma combined statement of operations does not give effect to certain of the adjustments reflected in our Adjusted EBITDA, as presented under “EBITDA and Adjusted EBITDA”.

Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this pro forma combined statement of operations.

Management believes that the assumptions used to derive the pro forma combined statement of operations are reasonable. The pro forma combined statement of operations has been provided for informational purposes only and is not necessarily indicative of the results of future operations or the actual results that would have been achieved had the Transactions occurred on the date indicated.

Realogy Corporation and the Predecessor

Unaudited Pro Forma Combined Statement of Operations

For the Nine Months Ended September 30, 2007

	Predecessor	Successor
(In millions)	Period from January 1 Through April 9, 2007	Period from April 10 Through September 30, 2007	Transactions		Pro Forma Combined

Revenues
Gross commission income	$1,104	$2,533	$—		$3,637
Service Revenue	216	426	12	(a)	654
Franchise fee	106	230	—		336
Other	66	89	(2	)(b)	153

Net revenues	1,492	3,278	10		4,780

Expenses
Commission and other agent related costs	726	1,684	—		2,410
Operating	489	869	(1	)(a)	1,357
Marketing	84	125	—		209
General and administrative	123	128	(47	)(a,c)	204
Former parent legacy costs (benefit), net	(19)	2	9	(a)	(8)
Separation costs	2	2	—		4
Restructuring costs	1	6	—		7
Merger costs	80	22	(102	)(d)	—
Depreciation and amortization	37	448	(325	)(e)	160
Interest expense	43	326	112	(f)	481
Interest income	(6)	(6)	—		(12)

Total expenses	1,560	3,606	(354)		4,812

Income (loss) before income taxes, minority interest and equity in earnings	(68)	(328)	364		(32)
Income tax expense (benefit)	(23)	(120)	138	(g)	(5)
Minority interest, net of tax	—	1	—		1
Equity in (earnings) losses of unconsolidated entities	(1)	(5)	—		(6)

Net income (loss)	$(44)	$(204)	$226		$(22)

See Notes to Unaudited Pro Forma Combined Statement of Operations.

Notes to Unaudited Pro Forma Combined Statement of Operations

For the Nine Months Ended September 30, 2007

(in millions)

(a)	Reflects the elimination of fair value adjustments for purchase accounting including the negative impact of $12 million of revenue primarily related to deferred revenue and referral fee revenue, $5 million of operating and general and administrative expenses primarily related to insurance accruals and fair value adjustments on at risk homes and $9 million of income related to a fair value adjustment for a legacy asset matter.
(b)	Reflects the incremental borrowing costs for the period from January 1, 2007 to April 9, 2007 of $2 million as a result of the securitization facilities refinancings. The borrowings under the securitization facilities are advanced to customers of the relocation business and the Company generally earns interest income on the advances, which are recorded within other revenue net of the borrowing costs under the securitization arrangement.
(c)	Reflects (i) incremental expenses for the period from January 1, 2007 to April 9, 2007 in the amount of $3 million representing the estimated annual management fee to be paid by Realogy to Apollo, and (ii) the elimination of $45 million of separation benefits payable to our former CEO upon retirement, the amount of which was determined as a result of a change in control provision in his employment agreement with the Company.
(d)	Reflects the elimination of $102 million of merger costs which are comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus payments incurred in connection with the Transactions and $15 million of professional costs incurred by the Company associated with the Merger.
(e)	Reflects an increase in amortization expenses for the period from January 1, 2007 to April 9, 2007 resulting from the values allocated to our identifiable intangible assets, less the amortization of pendings and listings. Amortization is computed using the straight-line method over the asset’s related useful life.

(In millions)	Estimated fair value	Estimated useful life	Amortization
Real estate franchise agreements	$2,019	30 years	$51
Customer relationships	467	10-20 years	19

Estimated nine month amortization expense			70
Less:
Amortization expense recorded for the items above			(56)
Amortization expense for non-recurring pendings and listings			(339)

Pro forma adjustment			$(325)

(f)	Reflects incremental interest expense in the amount of $112 million assuming that the indebtedness incurred in connection with the Merger occurred on January 1, 2007. The $112 million includes $6 million of incremental deferred financing costs amortization and $2 million of incremental bond discount amortization relating to the senior notes, senior toggle notes and senior subordinated notes.

For pro forma purposes we have assumed a weighted average interest rate of 8.23% for the variable interest rate debt under the term loan facility and the revolving credit facility, based on the 3-month LIBOR rate as of September 30, 2007. This variable interest rate debt is reduced to reflect the $775 million of floating to fixed interest rate swap agreements. The adjustment assumes straight-line amortization of capitalized financing fees over the respective maturities of the indebtedness.

(g)	Reflects the estimated tax effect resulting from the pro forma adjustments at an estimated rate of 38%. We expect our tax payments in future years, however, could vary from this amount.

Pro Forma Combined Revenues and EBITDA by Segment

The reportable segments information below for the nine months ended September 30, 2007 is presented on a pro forma combined basis and is utilized in our discussion below of the 2008 operating results compared to 2007. The pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the consolidated results of operations or financial position that we would have reported had the Transactions been completed as of January 1, 2007 and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition for future periods.

	Revenues (a)
	Predecessor	Successor		Pro Forma Combined
	Period From January 1 Through April 9, 2007	Period From April 10 Through September 30, 2007	Adjustments For Transactions	Nine Months Ended September 30, 2007
Real Estate Franchise Services	$217	$439	$—	$656
Company Owned Real Estate Brokerage Services	1,116	2,562	—	3,678
Relocation Services	137	261	10	408
Title and Settlement Services	96	193	—	289
Corporate and Other (b)	(74)	(177)	—	(251)

Total Company	$1,492	$3,278	$10	$4,780

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $177 million for the period April 10, 2007 through September 30, 2007 and $74 million for the period January 1, 2007 through April 9, 2007. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $29 million for the period April 10, 2007 through September 30, 2007 and $14 million for the period January 1, 2007 through April 9, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Predecessor	Successor		Pro Forma Combined
	Period From January 1 Through April 9, 2007	Period From April 10 Through September 30, 2007	Adjustments For Transactions	Nine Months Ended September 30, 2007
Real Estate Franchise Services	$122	$296	$13	$431
Company Owned Real Estate Brokerage
Services	(47)	110	25	88
Relocation Services	12	60	15	87
Title and Settlement Services	(4)	19	7	22
Corporate and Other (b)	(76)	(41)	91	(26)

Total Company	7	444	151	602
Less:
Depreciation and amortization	37	448	(325)	160
Interest expense, net	37	320	112	469
Income tax expense (benefit)	(23)	(120)	138	(5)

Net income (loss)	$(44)	$(204)	$226	$(22)

(a)	Includes $7 million of restructuring costs and $4 million of separation costs offset by a benefit of $8 million of former parent legacy costs for the nine months ended September 30, 2007.
(b)	Includes the elimination of transactions between segments.

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Our consolidated results comprised the following:

	Three Months Ended September 30,
	2008	2007	Change
Net revenues	$1,341	$1,624	$(283)
Total expenses (1)	1,387	1,708	(321)

Income (loss) before income taxes, minority interest and equity in earnings	(46)	(84)	38
Income tax benefit	(27)	(28)	1
Minority interest	1	1	—
Equity in (earnings) losses of unconsolidated entities	30	(2)	32

Net loss	$(50)	$(55)	$5

(1)	Total expenses for the three months ended September 30, 2008 include $15 million of restructuring costs and a $14 million impairment in an investment in an unconsolidated entity, PHH Home Loans. Total expenses for the three months ended September 30, 2007 include $6 million, $3 million, $2 million and $1 million of merger costs, restructuring costs, former parent legacy costs and separation costs, respectively.

Net revenues decreased $283 million (17%) for the third quarter of 2008 compared with the third quarter of 2007 principally due to a decrease in revenues for our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume and the average price of homes sold.

Total expenses decreased $321 million (19%) primarily due to the following:

•	a decrease of $165 million of commission expenses paid to real estate agents as a result of the reduction in gross commission income revenues and an improvement in the commission split rate; and

•	lower operating, marketing and general and administrative expenses as a result of restructuring activities and other cost saving initiatives implemented in 2007 and the first nine months of 2008,

partially offset by:

•	increased restructuring expenses of $12 million; and

•	an impairment of $14 million in our investment in PHH Home Loans.

In addition to the $14 million impairment, equity in (earnings) losses of unconsolidated entities decreased $32 million for the third quarter of 2008. PHH Home Loans, LLC, (“PHH Home Loans”), an entity that was created for the purpose of originating and selling mortgage loans, in which the Company owns 49.9%, completed an impairment analysis. As a result of lower long term financial forecasts and a higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge.

Our effective tax benefit for the quarter ended September 30, 2008 was 35% compared to 34% in the comparable quarter of 2007. The Company’s 2008 annual effective tax rate is expected to be approximately 39% compared to 34% for 2007. The tax benefit realized for 2007 was reduced by tax expense related to non-deductible transaction costs incurred in connection with our acquisition by Apollo and the impairment of non-deductible goodwill.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			EBITDA (b)(c)			Margin
	2008	2007	% Change	2008	2007	% Change	2008	2007	Margin Change
Real Estate Franchise Services	$172	$217	(21)	$98	$145	(32)	57%	67%	(10)
Company Owned Real Estate Brokerage Services	1,026	1,253	(18)	(9)	41	(122)	(1)	3	(4)

Relocation Services	129	145	(11)	39	33	18	30	23	7
Title and Settlement Services	84	94	(11)	9	5	80	11	5	6
Corporate and Other (a)	(70)	(85)	*	(8)	(19)	*

Total Company	$1,341	$1,624	(17)	$129	$205	(37)	10%	13%	(3)

Less: Depreciation and amortization				54	119
Interest expense net				152	169
Income tax benefit				(27)	(28)

Net loss				$(50)	$(55)

(*)	not meaningful
(a)	Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $70 million and $85 million during the three months ended September 30, 2008 and 2007, respectively.
(b)	EBITDA includes $15 million of restructuring costs for the three months ended September 30, 2008 compared to $6 million, $3 million, $2 million and $1 million of merger costs, restructuring costs, former parent legacy costs and separation costs, respectively, for the three months ended September 30, 2007.
(c)	Company Owned Real Estate Brokerage Services EBITDA includes a loss of $30 million in equity earnings as a result of PHH Home Loans impairment of $31 million and a $14 million incremental impairment of the Company’s investment in PHH Home Loans for the three months ended September 30, 2008 compared to $1 million of equity earnings for the three months ended September 30, 2007.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased three percentage points for the three months ended September 30, 2008 compared to the same period in 2007 due to a decrease in EBITDA at the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased ten percentage points to 57% versus 67% in the comparable prior period. The three months ended September 30, 2008 reflected a decrease in the number of homesale transactions and decrease in average homesale price partially offset by an increase in the average homesale broker commission rate. The Company Owned Real Estate Brokerage Services segment margin decreased four percentage points to (1%) from 3% in the comparable prior period. The three months ended September 30, 2008 reflected a decrease in the number of homesale transactions and a decrease in the average homesale price primarily offset by lower operating expenses primarily as a result of restructuring and cost saving activities. In addition the Company Owned Real Estate Brokerage Services segment recorded its portion of an impairment charge of $31 million in equity (earnings) losses of unconsolidated entities as a result of an impairment analysis completed by PHH Home Loans. The Company also performed an impairment analysis of its investment in the entity, and recognized an incremental impairment loss of $14 million for the three months ended September 30, 2008. The Relocation Services segment margin increased seven percentage points to 30% from 23% in the comparable prior period primarily due to decreased costs related to at-risk homesale transactions as a result of the winding down of the government at-risk business. The Title and Settlement Services segment margin increased six percentage points to 11% from 5% in the comparable prior period. The increase in margin profitability was due to a net gain of $5 million from the exit of two joint ventures.

The Corporate and Other EBITDA for the quarter ended September 30, 2008 was a negative $8 million compared to a negative $19 million in the same quarter in 2007. The EBITDA improvement was primarily the result of the receipt of insurance proceeds of $5 million, a decrease in former parent legacy costs of $4 million and $1 million of employee related cost savings in the quarter ended September 30, 2008 compared to the comparable period in 2007.

Real Estate Franchise Services

Revenues decreased $45 million to $172 million and EBITDA decreased $47 million to $98 million for the quarter ended September 30, 2008 compared with the same quarter in 2007.

The decrease in revenue was primarily driven by a $20 million decrease in third-party franchisees royalty revenue due to a 15% decrease in the number of homesale transactions from our third-party franchisees and a 7% decrease in average homesale price as well as a decrease in revenue from the sale of foreign master franchisee agreements of $6 million. In addition, marketing revenue and related marketing expenses decreased $4 million, driven by lower sales for the third quarter of 2008. This was partially offset by an increase of 3 basis points in the average homesale broker commission rate for the three months ended September 30, 2008 as compared to the same period in 2007.

The decrease in revenue was also attributable to a $14 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $67 million and $81 million during the third quarter of 2008 and 2007, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues noted above as well as an increase of $8 million in bad debt expense related to accounts receivable, promissory notes and development advance notes as well as an increase in the amortization of development advance notes. This was partially offset by a $1 million decrease in employee related costs and benefits.

Company Owned Real Estate Brokerage Services

Revenues decreased $227 million to $1,026 million and EBITDA decreased $50 million to a loss of $9 million for the quarter ended September 30, 2008 compared with the same quarter in 2007.

The decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions, excluding Real Estate Owned (“REO”) revenues, of $239 million, which was primarily driven by a 10% decline in the number of homesale transactions and a 12% decrease in the average price of homes sold. We believe the 10% decline in homesale transactions is reflective of industry trends in the markets we serve. The reduction in revenue was slightly offset by a $14 million increase in revenues from our REO asset management company. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market.

EBITDA decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the decrease in revenues discussed above and a $31 million charge recorded in equity (earnings) losses of unconsolidated entities, which represents the Company’s portion of an impairment recorded by PHH Home Loans. The Company also performed an impairment analysis of its investment in PHH Home Loans and recognized an incremental impairment loss of $14 million. In addition, EBITDA decreased due to an increase in restructuring expenses of $8 million recognized in the quarter ended September 30, 2008 compared to the third quarter of 2007.

These decreases in EBITDA are offset by:

•	a decrease of $165 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $14 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $13 million due to cost reduction initiatives; and

•	a decrease of $34 million of other operating expenses primarily as a result of restructuring and cost saving activities, net of inflation.

Relocation Services

Revenues decreased $16 million to $129 million while EBITDA increased $6 million to $39 million for the quarter ended September 30, 2008 compared with the same quarter in 2007.

The decrease in revenues was primarily driven by:

•

a $19 million decrease in at-risk revenue mainly due to lower transaction volume. We anticipate that the transaction volume will continue to decrease as we continue to wind down the government portion of our at-risk business; and

•	a $2 million decrease in referral fee revenue partially due to lower domestic transaction volume as well as decreased home values,

partially offset by:

•	$4 million of incremental international revenue due to increased transaction volume.

EBITDA was impacted by the reduction in revenues noted above offset by a $30 million reduction in costs related to at-risk homesale transactions. In addition, EBITDA was negatively impacted by $4 million of costs related to the revaluation of foreign currency denominated transactions and $2 million of increased costs related to an increase in infrastructure to accommodate our expanding international business transaction volume.

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

Title and Settlement Services

Revenues decreased $10 million to $84 million while EBITDA increased $4 million to $9 million for the quarter ended September 30, 2008 compared with the same quarter in 2007.

The decrease in revenues is primarily driven by $12 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, $3 million of a decrease in revenues from our short term investments and $2 million of decreased refinancing volume from the lender channel during the quarter. These revenue decreases were partially offset by $3 million of revenue related to the consolidation of a venture that was previously accounted for using the equity method and a net increase of $3 million in underwriting revenue. The EBITDA effect of the reduction in revenues was mostly offset by the reduction in related expenses. The increase in EBITDA is primarily the result of $5 million in gains from the exit of existing joint venture arrangements.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007 (Pro Forma Combined)

Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2008	Pro Forma Combined 2007	Change
Net revenues	$3,780	$4,780	$(1,000)
Total expenses (1)	4,093	4,812	(719)

Loss before income taxes, minority interest and equity in earnings	(313)	(32)	(281)
Income tax benefit	(129)	(5)	(124)
Minority interest	1	1	—
Equity in (earnings) losses of unconsolidated entities	25	(6)	31

Net loss	$(210)	$(22)	$(188)

(1)	Total expenses for the nine months ended September 30, 2008 include $38 million of restructuring costs, a $14 million impairment in an investment in an unconsolidated entity PHH Home Loans, $2 million of merger cost offset by a benefit of $1 million of former parent legacy costs. Total expenses for the nine months ended September 30, 2007 include $7 million of restructuring costs, $4 million of separation costs offset by a benefit of $8 million due primarily to the sale of certain former parent legacy assets.

Net revenues decreased $1 billion (21%) for the nine months ended September 30, 2008 compared with the same period in 2007 on a pro forma combined basis principally due to a decrease in revenues for our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume and the average price of homes sold.

Total expenses decreased $719 million (15%) primarily due to the following:

•	a decrease of $583 million of commission expenses paid to real estate agents as a result of the reduction in gross commission income revenues and an improvement in the commission split rate;

•	lower operating, marketing and general and administrative expenses as a result of restructuring activities and other cost saving initiatives implemented in 2007 and the first nine months of 2008,

partially offset by:

•	increased restructuring expenses of $31 million; and

•	an impairment of $14 million in our investment in PHH Home Loans.

In addition to the $14 million impairment, equity in (earnings) losses of unconsolidated entities decreased $31 million for the nine months ended September 30, 2008. PHH Home Loans, an entity that was created for the purpose of originating and selling mortgage loans, in which the Company owns 49.9%, completed an impairment analysis. As a result of lower long term financial forecasts and a higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge.

Our effective tax rate for the nine months ended September 30, 2008 was 38%. The Company’s 2008 annual effective tax rate is expected to be approximately 39% compared to 34% on a pro forma combined basis for 2007. The tax benefit realized for 2007 was reduced by tax expense related to non-deductible transaction costs incurred in connection with our acquisition by Apollo and the impairment of non-deductible goodwill.

Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA (b)(c)			Margin
	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	Margin Change
Real Estate Franchise Services	$508	$656	(23)	$286	$431	(34)	56%	66%	(10)
Company Owned Real Estate
Brokerage Services	2,852	3,678	(22)	(42)	88	(148)	(1)	2	(3)
Relocation Services	362	408	(11)	62	87	(29)	17	21	(4)
Title and Settlement Services	259	289	(10)	12	22	(45)	5	8	(3)
Corporate and Other (a)	(201)	(251)	*	(24)	(26)	*

Total Company	$3,780	$4,780	(21)	$294	$602	(51)	8%	13%	(5)

Less:
Depreciation and amortization				165	160
Interest expense net				468	469
Income tax benefit				(129)	(5)

Net loss				$(210)	$(22)

(*)	not meaningful
(a)	Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $201 million and $251 million during the nine months ended September 30, 2008 and 2007, respectively.
(b)	EBITDA includes $38 million of restructuring costs and $2 million of merger cost offset by a benefit of $1 million of former parent legacy costs for the nine months ended September 30, 2008 compared to $7 million of restructuring costs, $4 million of separation costs offset by a benefit of $8 million due primarily to the sale of certain former parent legacy assets for the nine months ended September 30, 2007.
(c)	Company Owned Real Estate Brokerage Services EBITDA includes a loss of $25 million in equity earnings primarily as a result of PHH Home Loans impairment of $31 million and a $14 million incremental impairment of the Company’s investment in PHH Home Loans for the nine months ended September 30, 2008 compared to $4 million of equity earnings for the nine months ended September 30, 2007.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased five percentage points for the nine months ended September 30, 2008 compared to the same period in 2007 on a pro forma combined basis due to a decrease in EBITDA at all of the business segments as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased ten percentage points to 56% versus 66% in the comparable prior period on a pro forma combined basis. The nine months ended September 30, 2008 reflected a decrease in the number of homesale transactions and decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and the net effective royalty rate. The Company Owned Real Estate Brokerage Services segment margin decreased three percentage points to (1%) from 2% in the comparable prior period. The nine months ended September 30, 2008 reflected a decrease in the number of homesale transactions and a decrease in the average homesale price partially offset by lower operating expenses primarily as a result of restructuring and cost saving activities. In addition, the Company Owned Real Estate Brokerage Services segment recorded its portion of an impairment charge of $31 million in equity (earnings) losses of unconsolidated entities as a result of an impairment analysis completed by PHH Home Loans. The Company also performed an impairment analysis of its investment in the entity, and recognized an incremental impairment loss of $14 million in the nine months ended September 30,

2008. The Relocation Services segment margin decreased four percentage points to 17% from 21% in the comparable prior period due to lower referral fee revenues. The Title and Settlement Services segment margin decreased three percentage points to 5% from 8% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced homesale volume.

The Corporate and Other EBITDA for the nine months ended September 30, 2008 was a negative $24 million compared to a negative $26 million in the same period in 2007. The EBITDA improvement was primarily the result of the receipt of insurance proceeds of $5 million and $3 million of employee related cost savings offset by a reduction in former parent legacy benefits of $6 million.

Real Estate Franchise Services

Revenues decreased $148 million to $508 million and EBITDA decreased $145 million to $286 million for the nine months ended September 30, 2008 compared with the same period in 2007 on a pro forma combined basis.

The decrease in revenue was primarily driven by a $68 million decrease in third-party franchisees royalty revenue due to a 20% decrease in the number of homesale transactions from our third-party franchisees and a 6% decrease in average homesale price as well as a decrease in revenue from the sale of foreign master franchisee agreements of $18 million. In addition, marketing revenue and related marketing expenses decreased $10 million and $9 million, respectively, driven by lower sales for the first nine months of 2008. The revenue decrease was partially offset by an increase in revenue from foreign franchisees of $3 million, of which, $2 million is incremental revenue from the acquisition of the Coldwell Banker Canada master franchise rights.

The decrease in revenue was also attributable to a $50 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $189 million and $239 million during the first nine months of 2008 and 2007, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues noted above as well as an increase of $20 million in bad debt expense related to accounts receivable, promissory notes and development advance notes as well as an increase in the amortization of development advance notes. This was partially offset by an $8 million reduction in employee related costs and benefits.

Company Owned Real Estate Brokerage Services

Revenues decreased $826 million to $2,852 million and EBITDA decreased $130 million to a loss of $42 million for the nine months ended September 30, 2008 compared with the same period in 2007 on a pro forma combined basis.

The decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions, excluding REO revenues, of $852 million, which was primarily driven by an 18% decline in the number of homesale transactions, and an 8% decrease in the average price of homes sold. We believe the 18% decline in homesale transactions is reflective of industry trends in the markets we serve. The reduction in revenue was partially offset by a $38 million increase in revenues from our REO asset management company. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market.

EBITDA decreased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the decrease in revenues discussed above and a $31 million charge recorded in equity (earnings) losses of unconsolidated entities, which represents the Company’s portion of an impairment recorded by PHH Home Loans. The Company also performed an impairment analysis of its investment in PHH Home Loans and recognized an incremental impairment loss of $14 million. In addition, EBITDA decreased due to an increase in restructuring expenses of $26 million recognized in the first nine months of 2008 compared to the first nine months of 2007.

These decreases in EBITDA are offset by:

•	a decrease of $583 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $50 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $35 million due to cost reduction initiatives; and

•	a decrease of $96 million of other operating expenses primarily as a result of restructuring and cost saving activities, net of inflation.

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

Relocation Services

Revenues decreased $46 million to $362 million and EBITDA decreased $25 million to $62 million for the nine months ended September 30, 2008 compared with the same period in 2007 on a pro forma combined basis.

The decrease in revenues was primarily driven by:

•	a decrease of $25 million in referral fee revenue primarily due to lower domestic transaction volume as well as decreased home values;

•

a decrease of $24 million in at-risk revenue mainly due to lower transaction volume. We anticipate that the transaction volume will continue to decrease as we continue to wind down the government portion of our at-risk business as discussed below;

•	a reduction of $3 million of net interest income primarily due to the deterioration of the spread between the rate charged to customers compared to the rate incurred for our securitization borrowings, partially offset by:

•	$10 million of incremental international revenue due to increased transaction volume.

EBITDA was impacted by the reduction in revenues noted above partially offset by a $27 million reduction in costs related to at-risk homesale transactions as we continue to wind down the government portion of our at-risk business. In addition, EBITDA was negatively impacted by $6 million of increased costs related to an increase in infrastructure to accommodate our expanding international business transaction volume and $6 million of costs related to the revaluation of foreign currency denominated transactions and losses on foreign currency mark to market derivative contracts offset by a $5 million reduction in insurance accruals as a result of lower actuarial loss rates in 2008.

Title and Settlement Services

Revenues decreased $30 million to $259 million and EBITDA decreased $10 million to $12 million for the nine months ended September 30, 2008 compared with the same nine months in 2007 on a pro forma combined basis.

The decrease in revenues is primarily driven by $40 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment and $7 million of a decrease in revenues from our short term investments. These revenue decreases were partially offset by $7 million of revenue related to the consolidation of a venture that was previously accounted for using the equity method, $3 million of increased refinancing volume from the lender channel, a net increase of $4 million in underwriting volume. The EBITDA effect of the reduction in revenues was partially offset by the reduction in related expenses. In addition, EBITDA was negatively impacted by an increase in legal reserves of $2 million and an increase in restructuring costs of $3 million. EBITDA was positively impacted by $5 million in gains from the exit of existing joint venture arrangements.

2008 Restructuring Program

During the first nine months of 2008, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $44 million in 2008. As of September 30, 2008 the Company has recognized $38 million of this expense.

Total 2008 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of September 30, 2008
Company Owned Real Estate Brokerage Services	$—	$32	$(18)	$14
Real Estate Franchise Services	—	1	—	1
Relocation Services	—	2	(1)	1
Title and Settlement Services	—	3	(2)	1

	$—	$38	$(21)	$17

The table below shows total 2008 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$11	$21	$6	$38
Cash payments and other reductions	(7)	(10)	(4)	(21)

Balance at September 30, 2008	$4	$11	$2	$17

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company recognized $35 million of restructuring expense in 2007 and the remaining liability at December 31, 2007 was $21 million. During the nine months ended September 30, 2008, the Company recognized less than $1 million of additional expense related to the 2007 restructuring activities and, made cash payments and had other reductions of approximately $12 million. The remaining liability at September 30, 2008 was $10 million primarily related to facility costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30, 2008	December 31, 2007	Change
Total assets	$10,868	$11,172	$(304)
Total liabilities	9,875	9,972	(97)
Stockholder’s equity	993	1,200	(207)

For the nine months ended September 30, 2008, total assets decreased $304 million primarily as a result of a decrease in property and equipment, net of $95 million, a reduction in relocation properties held for sale of $123 million due to the winding down of government at-risk homesale transactions, a decrease in relocation receivables of $51 million due to lower transaction volume, a reduction in equity investments of $50 million, and the amortization of intangible assets of $71 million, partially offset by a $116 million increase in cash. These decreases were slightly offset by an increase in trade accounts receivable as a result of higher third quarter revenue compared to the fourth quarter of 2007. Total liabilities decreased $97 million principally due to the generation of approximately $176 million of deferred tax assets related to net operating losses, which are netted against deferred tax liabilities, decreased securitization obligations of $168 million and decreased accrued liabilities of $67 million offset by increased revolver credit facility borrowings of $280 million and increased accounts payable of $40 million. Total stockholders’ equity decreased $207 million primarily due to the net loss of $210 million for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility under our senior secured credit facility. Our primary continuing liquidity needs will be to finance our working capital, capital expenditures and debt service.

Cash Flows

At September 30, 2008, we had $269 million of cash and cash equivalents, an increase of $116 million compared to the balance of $153 million at December 31, 2007. The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Change
Cash provided by (used in):
Operating activities	$44	$314	$(270)
Investing activities	(13)	(6,838)	6,825
Financing activities	85	6,400	(6,315)
Effects of change in exchange rates	—	1	(1)

Net change in cash and cash equivalents	$116	$(123)	$239

During the nine months ended September 30, 2008, we used $270 million of additional cash in operations as compared to the same period in 2007. Such change is principally due to weaker operating results, significantly higher interest expense, the period over period change in non-cash depreciation and amortization and deferred income taxes of $304 million and a $202 million decrease in cash flows from account payable and accrued expenses. These changes were offset by a $117 million change in other, net partially due to the funding of the rabbi trust in 2007 for $50 million of separation benefits payable to our former CEO.

During the nine months ended September 30, 2008 versus the same period in 2007, we used $6,825 million less cash for investing activities. Such change is mainly due to $6,761 million of cash which was utilized to purchase the Company in 2007 as well as decreased cash outflows for property and equipment additions of $36 million and decreased acquisition activity of $32 million partially offset by $22 million related to proceeds from the sale of Affinion preferred stock and warrants in 2007 and $9 million of incremental proceeds related to the corporate aircraft.

During the nine months ended September 30, 2008 versus the same period in 2007, we received $6,315 million less cash from financing activities. The 2007 cash flows provided from financing activities is primarily the result of $6,219 of proceeds from the credit facility and issuance of notes as well as the $1,999 million investment by affiliates of Apollo and co-investors offset by the repayment of the old term loan facility of $600 million. The 2008 cash flows provided from financing activities is primarily the result of increased revolver credit facility borrowings of $280 million (in order to have cash on hand at September 30, 2008) partially offset by decreased securitization obligation borrowings of $147 million.

Financial Obligations

Senior Secured Credit Facility

In connection with the closing of the Transactions on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million six-and-a-half year term loan facility (consisting of a $1,950 million term loan facility and a $1,220 million delayed draw facility), (ii) a $750 million six year revolving credit facility and (iii) a $525 million six-and-a-half year synthetic letter of credit facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger. In the third and fourth quarter of 2007, the Company utilized $1,220 million of the delayed draw portion of the term loan facility to fund the purchase of the 2006 Senior Notes and pay related interest and fees. At September 30, 2008, the Company had $3,130 million outstanding under the term loan facility, $280 million under the revolving credit facility, $518 million of letters of credit outstanding under our synthetic letter of credit facility and an additional $131 million of outstanding letters of credit under our revolving credit facility.

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

On April 11, 2008, the Company notified the holders of the Senior Toggle Notes of the Company’s intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. On October 15, 2008, pursuant to the PIK interest election, the Company satisfied the October 2008 interest payment obligation by increasing the principal amount of our Senior Toggle Notes by $32 million. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

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

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $1,122 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at September 30, 2008 and December 31, 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $11 million and $15 million, for the three months ended September 30, 2008 and September 30, 2007, respectively, $36 million for the nine months ended September 30, 2008, $29 million for the period April 10, 2007 through September 30, 2007, and $13 million for the period January 1, 2007 through April 9, 2007. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables, advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.9% and 6.4% for the nine months ended September 30, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under Realogy’s senior secured credit facility, the Notes and other material indebtedness of Realogy. These trigger events could result in early amortization of this securitization obligation and termination of any further advances under the program.

Kenosia Funding LLC

Prior to the amendment discussed below, the Kenosia Funding LLC securitization program was a five year agreement and under this program, the Company obtains financing for the purchase of the at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients. The program has restrictive covenants and trigger events, including performance triggers linked to the quality of the underlying assets, financial reporting requirements and restrictions on mergers and change of control. The Kenosia securitization program contains a trigger event based on a breach of the financial covenants contained in our senior secured credit facility. These trigger events could result in early amortization of this securitization obligation and termination of any further advances under the program.

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

The Company will maintain limited at-risk activities with certain other customers, but in conjunction with the Kenosia Amendment the borrowing capacity under the Kenosia securitization program was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009. The Kenosia Amendment also lowered the maximum advance rate on the facility to 50%, increased the borrowing rate by 50 basis points to 150 basis points above LIBOR, and modified certain ratios tied to the performance of the underlying assets. These changes allowed the program to modify certain ratios that may have resulted in an amortization event as the Company continues to wind down the government at-risk business and reduces the inventory of homes without replacing it with new home inventory.

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

On May 12, 2008, the Company amended its U.K. Relocation Receivables Funding Limited securitization principally to include the following provisions: 1) to grant the bank a security interest in the relocation and related assets; 2) to allow funding through a commercial paper program guaranteed by the financial institution; and 3) to include additional servicer defaults and to modify the maximum advance rate levels, in each case tied to the performance of the underlying asset base.

As of September 30, 2008, this securitization program was fully utilized. A number of the Company’s clients have agreed to self fund their relocation receivables over the next several months which may help to mitigate the Company’s funding obligations under this facility.

Short-Term Borrowing Facilities

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that currently provide for borrowings of up to $385 million as of September 30, 2008. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time and the Company bears the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $1 million and $3 million for the three months ended September 30, 2008 and September 30, 2007 respectively, and $3 million for the nine months ended September 30, 2008, compared to $6 million for the period April 10, 2007 through September 30, 2007, and $3 million for the period January 1, 2007 through April 9, 2007. These amounts are recorded within net revenue in the accompanying Condensed Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at September 30, 2008 or December 31, 2007. The average amount of short term borrowings outstanding during the nine months ended September 30, 2008 and 2007 was approximately $170 million and $240 million, respectively.

AVAILABLE CAPACITY

As of September 30, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity

Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$280	$339
Term loan facility (2)	October 2013	3,130	3,130	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,683	—
Senior Toggle Notes (4)	April 2014	550	545	—
Senior Subordinated Notes (5)	April 2015	875	861	—

Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	603	247
U.K. Relocation Receivables Funding Limited (6)	April 2012	178	178	—
Kenosia Funding LLC (6)(7)	June 2009	100	65	35

		$8,133	$7,345	$621

(1)	The available capacity under the revolving credit facility is reduced by $131 million of outstanding letters of credit at September 30, 2008. On November 4, 2008, the Company had $405 million of outstanding borrowings under its revolving credit facility.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 5.7% at September 30, 2008.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $17 million.
(4)	Consists of $550 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $14 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Effective with the Kenosia amendment completed in March 2008, the borrowing capacity was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009

Covenants under our Senior Secured Credit Facility and the Notes

Our senior secured credit facility and the Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing 12 month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.6 to 1 at March 31, 2008 and June 30, 2008. The ratio declined to 5.35 to 1 at September 30, 2008, steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility includes certain adjustments to calculate the senior secured leverage ratio and as such the Company uses the term “Adjusted EBITDA” in this report to mean EBITDA as defined in accordance with the credit agreement. At September 30, 2008, the Company was in compliance with the senior secured leverage ratio. Based upon its current forecast, which includes a number of identified business optimization and productivity initiatives that it expects to execute over the next year, the Company expects to continue to be in compliance with the senior secured leverage ratio through at least September 30, 2009. However, because the projected covenant calculation is based upon forecasted financial information, such forecasts may not be achieved and we may have difficulty complying with the senior secured leverage ratio.

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

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Current industry forecasts indicate that during the fourth quarter of 2008 and the first three quarters of 2009, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages and/or may increase, as compared to actual year over year declines experienced in those two factors in the first three quarters of 2008. If market conditions indicated by such forecasts or the Company’s performance were to underperform current expectations, the Company anticipates initiating additional business optimization and productivity measures (which would increase our EBITDA and in certain circumstances Adjusted EBITDA to give effect to such savings on a pro forma basis). Moreover, if the Company were to be in default of the covenant, our parent company also has the right but not the obligation to cure such default through the purchase of additional Holdings equity for cash and to infuse such capital into the Company, which would have the effect of increasing Adjusted EBITDA for purposes of the senior secured leverage ratio. This cure is only available in three of any four consecutive quarters.

There can be no assurance that our forecasts will be achieved, that such additional business optimization and productivity initiatives would be sufficient to permit us to comply with the senior secured leverage ratio or that our parent company would provide equity to cure any such default.

EBITDA and Adjusted EBITDA

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2008 is set forth in the following table:

	For the Period from April 10, 2007 through December 31, 2007	Less	Equals	Plus	Equals
		For the Period from April 10, 2007 through September 30, 2007	Three Months Ended December 31, 2007	Nine Months Ended September 30, 2008	Twelve Months Ended September 30, 2008
Net loss (a)	$(797)	$(204)	$(593)	$(210)	$(803)
Income tax benefit	(439)	(120)	(319)	(129)	(448)

Loss before income taxes	(1,236)	(324)	(912)	(339)	(1,251)
Interest expense (income), net	486	320	166	468	634
Depreciation and amortization	502	448	54	165	219

EBITDA	(248)	444	(692)	294	(398)

Covenant calculation adjustments:
Merger costs, restructuring costs, separation costs, and former parent legacy costs (benefit), net (b)					102
2007 impairment of intangible assets and goodwill (c)					667
Non-cash charges related to investment in PHH Home Loans, including impairment					45
Pro forma cost savings for 2007 restructuring initiatives (d)					7
Pro forma cost savings for 2008 restructuring initiatives (e)					43
Pro forma effect of business optimization initiatives (f)					73
Non-cash charges (g)					67
Non-recurring fair value adjustments for purchase accounting (h)					6
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees (i)					15
Apollo management fees (j)					14
Proceeds from WEX contingent asset (k)					11
Incremental securitization interest costs (l)					5
Better Homes and Gardens Real Estate start up costs					4

Adjusted EBITDA					$661

Total senior secured net debt (m)					$3,198
Senior secured leverage ratio					4.8x

(a)	Net loss consists of a loss of: (i) 593 million for the fourth quarter of 2007; (ii) $133 million for the first quarter of 2008; (iii) $27 million for the second quarter of 2008 and (iv) $50 million for the third quarter of 2008.
(b)	Consists of $4 million of merger costs, $67 million of restructuring costs, $5 million of separation benefits paid to our former CEO upon retirement, $2 million of separation costs and $24 million of former parent legacy costs.
(c)	Represents the non-cash adjustment for the 2007 impairment of goodwill and unamortized intangible assets.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2007. From this restructuring, we expect to reduce our operating costs by approximately $58 million on a twelve month run-rate basis and estimate that $51 million of such savings were realized from the time they were put in place (primarily in the fourth quarter of 2007) through September 30, 2008. The adjustment shown represents the impact the savings would have had on the period from October 1, 2007 through the time they were put in place, had those actions been effected on October 1, 2007.
(e)

Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first nine months of 2008. From this restructuring, we expect to reduce our operating costs by approximately $55 million on a twelve month run-rate basis and estimate that $12 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2007 through the time they were put in place, had those actions been effected on October 1, 2007.

(f)	Represents the twelve month pro forma effect of business optimization initiatives that have been completed to reduce costs including: (i) $26 million related to the exit of the government at-risk homesale business; (ii) $10 million related to the elimination of the 401(k) employer match; (iii) $12 million related to the renegotiation of NRT contracts; and $25 million related to other initiatives.
(g)	Represents the elimination of non-cash expenses including $24 million for the change in the allowance for doubtful accounts and $30 million related to the reserve for development advance notes and promissory notes from October 1, 2007 through September 30, 2008, $7 million of stock based compensation expense, $7 million related to net losses on foreign currency transactions and foreign currency forward contracts offset by $1 million of net gains on the sale of fixed assets.
(h)	Reflects the adjustment for the negative impact of $6 million of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and at-risk homes for the twelve months ended September 30, 2008.
(i)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on October 1, 2007. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2007.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended September 30, 2008.
(k)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. WEX is required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax savings payments received from WEX to us.
(l)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2008.
(m)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,410 million plus $14 million of capital lease obligations less $226 million of readily available cash as of September 30, 2008.

EBITDA is defined as net income before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA is calculated by adjusting EBITDA by the items described above. We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provide greater transparency into our results of operations. EBITDA and Adjusted EBITDA are measures used by our management, including our chief operating decision maker, to perform such evaluation, and are factors in measuring compliance with debt covenants relating to certain of our borrowing arrangements. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.

We believe EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, which may vary for different companies for reasons unrelated to operating performance. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results. Adjusted EBITDA as presented in the table above corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio and substantially corresponds to the definition of “EBITDA” used in the indentures governing the Notes to test the permissibility of certain types of transactions, including debt incurrence.

EBITDA has limitations as an analytical tool, and you should not consider EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect changes in, or cash requirement for, our working capital needs;

•	EBITDA does not reflect our interest expense (except for interest related to our securitization obligations), or the cash requirements necessary to service interest or principal payments, on our debt;

•	EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently so they may not be comparable.

Like EBITDA, Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. In addition to the limitations described above with respect to EBITDA, Adjusted EBITDA includes pro forma cost savings and the pro forma full year effect of NRT acquisitions and RFG acquisitions/new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods.

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

In addition, at present, there are numerous general business and economic factors contributing to the residential real estate market downturn and impeding a recovery. These conditions include: (1) systemic weakness in the domestic banking and financial sectors, which has led to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008; (2) recent rapid and unprecedented declines in the stock markets; (3) the uncertainty regarding the capital structure of FNMA and Freddie Mac, which led to the U.S. government providing a financial backstop to those institutions; (4) slowing growth or recession in numerous economies around the globe; (5) rising unemployment in various sectors and (6) other factors that are both separate from, and outgrowths of, the above.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than 12 months. In recent weeks, even after the enactment of the Emergency Economic Stabilization Act of 2008, the volatility and disruption has reached unprecedented levels. The stock markets have fallen dramatically in recent weeks, and credit has become very expensive or unavailable to many issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we may experience an adverse effect on our business, financial condition and results of operations, including our ability to access capital.

As a result of the increased borrowings that were incurred to consummate the merger, the Company’s future financing needs were materially impacted by the Merger and the rating agencies downgraded our debt ratings. In September 2008, Standard & Poor's lowered the Company’s corporate credit rating to 'B-' from 'B' and continued to reflect a negative outlook. On August 8, 2008 Moody’s downgraded the corporate family rating and probability of default from B3 to Caa1. Moody’s concurrently lowered the ratings by one notch on the (i) senior secured credit facility from Ba3 to B1; (ii) Fixed Rate Senior Notes from Caa1 to Caa2; (iii) Senior Toggle Notes from Caa1 to Caa2; and (iv) Senior Subordinated Notes from Caa2 to Caa3. The rating outlook is stable. These rating changes reflect the rating agency’s expectation that the Company will experience lower than previously expected cash flow generation as a result of their views as to the prolonged nature of the current residential real estate downturn. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events aside from the Merger.

Based on our current level of operations and forecasts, we believe that cash flows from operations and available cash, together with available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs including debt service over the next 12 months.

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances and relocation properties held for sale. As of September 30, 2008, the U.K Relocation Funding Limited Securitization program was fully utilized. As a result, any future additional capital requirements cannot be funded through the issuance of securitization obligations under this facility and instead will need to be funded by operating capital or with borrowings under our revolving credit facility. The Company is undertaking several initiatives to address funding alternatives, but there can be no assurances that those initiatives will be successful.

Our business may not generate sufficient cash flows from operations or future borrowing may not be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. A continued decline in the residential real estate market, the overall U.S. economy, or the availability of affordable financing for homebuyers could adversely effect the Company’s cash flows from operations and its trailing twelve month Adjusted EBITDA measure which could limit our ability to borrow necessary funds under the Company’s revolving credit facility. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, and the Notes, on commercially reasonable terms or at all.

Certain of our borrowings, primarily borrowings under our senior secured credit facility, and our securitization obligations are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities. We believe our interest rate risk on our securitization borrowings is generally mitigated as the rate we incur and the rate we earn on our relocation receivables and advances are based on similar variable indices.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of September 30, 2008.

	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Revolving credit facility (a)	$—	$—	$—	$—	$—	$280	$280
Term loan facility (b)	8	32	32	31	31	2,996	3,130
Fixed Rate Senior Notes 10.50% (c)	—	—	—	—	—	1,700	1,700
Senior Toggle Notes 11.00%/11.75% (c)	—	—	—	—	—	582	582
Senior Subordinated Notes 12.375% (c)	—	—	—	—	—	875	875
Securitization obligations (d)	846	—	—	—	—	—	846
Operating leases (e)	49	178	144	107	74	111	663
Capital leases	1	7	4	2	1	—	15
Purchase commitments (f)	10	19	17	16	8	268	338

Total (g) (h)	$914	$236	$197	$156	$114	$6,812	$8,429

(a)	The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes. The obligation is classified as current due to the revolving nature of the facility.
(b)	We used $1,950 million of our $3,170 million term loan facility to finance the Transactions and $1,220 million to finance the purchase of the 2006 Senior Notes. Prior to September 30, 2008, the Company had made $40 million of scheduled quarterly payments. We have $3,130 million of variable rate debt outstanding under the term loan facility. The Company has entered into derivative instruments to fix the interest rate for $775 million of the variable rate debt which will result in interest payments of $61 million annually. The interest rate for the remaining portion of the variable rate debt of $2,355 million will ultimately be determined by the interest rates in effect during each period.
(c)	On April 11, 2008, the Company elected to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes by $32 million in October 2008. Since the PIK Interest election is now the default election for the Senior Toggle Notes for future interest periods through October 15, 2011, interest on the Senior Toggle Notes will compound semi-annually at 11.75% which will increase the principal amount accordingly. Starting April 2012, the annual interest payment on the Senior Toggle Notes will be approximately $90 million. The fixed interest to be paid on the Senior Notes and Senior Subordinated Notes will be approximately $287 million on an annual basis.
(d)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will ultimately be determined by the interest rates in effect during each period. These agreements are expiring in 2009 and 2012, (See Note 6 “Short and Long Term Debt”), however, the obligations are classified as current due to the current classification of the underlying assets that collateralize the obligations.
(e)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(f)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s beginning in 2009 through 2054. The Company expects the annual minimum licensing fee to be approximately $2 million although based on past performance, payments have exceeded this minimum. The purchase commitments also include the minimum licensing fee to be paid to Meredith Corporation beginning in 2009 through 2057. The annual minimum fee begins at $500 thousand in 2009 and increases to $4 million by 2015 and generally remains the same thereafter.
(g)

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

(h)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of adjusted EBITDA and does not include the unrecognized tax benefits of $32 million as the Company is not able to estimate the year in which these tax positions will reverse.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to the Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our principal market exposure is interest rate risk. Our primary interest rate exposure at September 30, 2008 was to interest rate fluctuations in the United States, specifically LIBOR, Prime Rate and U.S. commercial paper rates, and in the United Kingdom, specifically UK commercial paper rates, due to their impact on variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, such rates in addition to the UK commercial paper rates will be the primary market risk exposure for the foreseeable future. We have limited exposure to foreign currency risk, principally related to the British Pound, and we expect to continue to have limited exposure to foreign currency risk in the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables, advances and securitization borrowings, which approximate their carrying values due to the short-term nature of these items. We believe our interest rate risk on our securitization borrowings is generally mitigated as the rate we incur and the rate we earn on our relocation receivables and advances are based on similar variable indices.

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

At September 30, 2008 we had total debt of $6,499 million excluding $846 million of securitization obligations and letters of credit. Of the $6,499 million of debt, the Company has $3,410 million of variable interest rate debt primarily based on one-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $775 million and, effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as underlying interest rates change as a result of market changes. We have determined that the impact of a 100 bps (1%) change in LIBOR on our term loan facility variable rate borrowings, net of fixed interest rate swap agreements with an aggregate notional value of $775 million, would affect our interest expense by approximately $26 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At September 30, 2008, the fair value of our long term debt, excluding securitization obligations, approximated $3,961 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $67 million impact on the fair value of our long-term debt.

Item 4T.	Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the three month period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Berger v. Property ID Corp., et al., (CV 05-5373 GHK (CTx) (U.S.D.C., C.D. Cal.)). On August 28, 2008, the Court granted preliminary approval of the settlement of this action as it relates to claims against the Company and its subsidiaries. The settlement provides for the reimbursement of the amounts paid to purchase a Property I.D. natural hazard disclosure report where the consumer was represented by an agent of a Realogy broker or franchisee in the transaction. Under the terms of the settlement, the Company paid $4 million in September 2008 to fund attorneys’ fees and costs of claims administration. The Company anticipates, based on its current assumptions including the expected redemption rate by class members, that it will have no further payment obligation under the settlement as insurance proceeds are anticipated to fund the balance of obligations under the settlement agreement. Mailed notice has been issued to the class and publicized notice will occur by October 29, 2008. A fairness hearing is scheduled for January 26, 2009 at which the court will decide whether to grant final approval of the settlement. A description of this litigation is contained in the 2007 Form 10-K.

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

On September 27, 2008, the Court denied our motions for a judgment notwithstanding the jury verdict and for a new trial. The Company is preparing an appeal of this action. On October 24, 2008, we posted an appellate bond in the amount of $4.5 million.

Larpenteur v. Burnet Realty, Inc., d/b/a Coldwell Banker Burnet, and Burnet Title, Inc., No. 27 CV 0824562 (Hennepin County District Court, Minnesota), This putative class action was filed on September 26, 2008 against the Company’s Minnesota operations for NRT and for Title Resources Group (“Title”)alleging that the brokerage’s affiliated business relationship with Title and the practice of referring business to Title violates the brokerage’s fiduciary duty as a broker and sales agent to its customers. Plaintiffs allege that there are lower cost comparable alternatives to Burnet Title and that recommending the higher costing Burnet Title is a breach of duty. The complaint further alleges that the brokerage was unjustly enriched as a result of the affiliated business relationship. As to Burnet Title, the complaint alleges that it aided and abetted the breach of fiduciary duty and tortiously interfered with the relationship between the brokerage and its customer.

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). This action was settled in July 2008, subject to notice to class members and Court approval. During this action, Cendant had placed into escrow stock and proceeds it was to receive in connection with the settlement of related litigation subject to resolution of this action. During the course of 2008, the stock was sold in the open market, leaving an aggregate of approximately $15.5 million of cash proceeds in the escrow account. Under the terms of the current settlement, subject to the court’s final approval of the settlement, Cendant will receive approximately $11.5 million of such cash proceeds but waive its right to the $4 million cash escrow balance. Under the terms of the Separation Agreement, Realogy will be entitled to 100% of the proceeds so payable to Cendant. Cendant will waive any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf Settlement. Plaintiffs filed a motion to approve the settlement, which will be heard by the court on November 12, 2008. A description of this litigation is contained in the 2007 Form 10-K.

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

On September 7, 2007, the Court granted summary judgment to dismiss plaintiffs’ fraud claims and to grant plaintiffs’ motion for the hold back monies. In addition, the Court granted summary judgment in favor of the plaintiffs’ motion, ruling that defendants’ breached the stock purchase agreement. The Court awarded damages together with interest accruing to the date of the summary judgment order of approximately $94 million, and sanctions against Cendant in the amount of $720,000. The Court also determined that Cendant was required to pay plaintiffs’ reasonable attorneys fees.

On May 7, 2008, the Court denied Cendant’s and the plaintiffs’ motions for reconsideration and entered judgment against Cendant and the other defendants on May 15, 2008.

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

On September 12, 2008, Cendant filed its initial appellate brief with the Court and in October 2008, Realogy and Wyndham paid their proportionate share of the $720,000 of sanctions awarded against Cendant plus post-judgment interest thereon.

Item 1A.	Risk Factors

The Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. The information presented below updates several of those risk factors and should be read in conjunction with the risk factors and other information disclosed in the 2007 Form 10-K.

Our level of indebtedness could adversely affect our ability to incur additional borrowings under our existing facilities, fund our operations, react to changes in the economy or our industry and prevent us from meeting our obligations under our debt instruments.

We are significantly leveraged. Our leverage makes us more vulnerable to a prolonged downturn in the residential real estate market and an economic slowdown or recession (particularly if we are unable to generate sufficient operating cash flow to service our indebtedness and our ongoing business liquidity needs). As of September 30, 2008 our total debt (including the current portion) was $6,499 million (which does not include $518 million of letters of credit issued under our synthetic letter of credit facility and an additional $131 million of outstanding letters of credit). In addition, as of September 30, 2008, our current liabilities included $846 million of securitization obligations which were collateralized by $1,122 million of securitization assets that are not available to pay our general obligations. Moreover, on April 11, 2008, the Company notified the holders of the Senior Toggle Notes of our intent to utilize the PIK Interest option to satisfy the October 2008 interest payment obligation. The impact of this election increased the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008. In addition, a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates.

In September 2008, Standard & Poor’s lowered our corporate credit rating to ‘B-’ from ‘B’ and continued to reflect a negative outlook. On August 8, 2008 Moody’s downgraded the corporate family rating and probability of default from B3 to Caa1. Moody’s concurrently lowered the ratings by one notch on the (1) senior secured credit facility from Ba3 to B1; (2) Fixed Rate Senior Notes from Caa1 to Caa2; (3) Senior Toggle Notes from Caa1 to Caa2; and (4) Senior Subordinated Notes from Caa2 to Caa3. The ratings outlooks are stable. These rating changes reflect the rating agencies’ expectation that the Company will experience lower than previously expected cash flow generation as a result of their views as to the prolonged nature of the current residential real estate downturn. The ratings anticipate further revenue declines over the next few quarters as the real estate downturn continues into 2009.

The restrictive covenants in our senior secured credit facility require us to maintain a specified senior secured leverage ratio, which is defined as the ratio of our first-lien secured debt (net of unrestricted cash and permitted investments) to trailing 12 month Adjusted EBITDA. If we are unable to achieve expected cash flow or our earnings decline more than anticipated, we will be even more highly leveraged and may have difficulty maintaining the senior secured leverage ratio. A failure to maintain the senior secured leverage ratio, or a breach of any of the other restrictive covenants would result in a default under our senior secured credit facility. See “—Restrictive covenants under our indentures and the senior secured credit facility may adversely affect our operations.”

Our substantial degree of leverage could have important consequences, including the following:

•

it may limit our ability to incur additional borrowings under our existing facilities or securitizations, obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes;

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

In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing 12 month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.6 to 1 at March 31, 2008 and June 30, 2008. The ratio declined to 5.35 to 1 at September 30, 2008, steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility includes certain adjustments to calculate the senior secured leverage ratio and as such the Company uses the term “Adjusted EBITDA” in this report to mean EBITDA as defined in accordance with the credit agreement. At September 30, 2008, the Company was in compliance with the senior secured leverage ratio. Based upon its current forecast, which includes a number of identified business optimization and productivity initiatives that it expects to execute over the next year, the Company expects to continue to be in compliance with the senior secured leverage ratio through at least September 30, 2009. However, because the projected covenant calculation is based upon forecasted financial information, such forecasts may not be achieved and we may have difficulty complying with the senior secured leverage ratio.

Current industry forecasts indicate that during the fourth quarter of 2008 and the first three quarters of 2009, the year over year change in the number of homesale transactions and median homesale prices may decline by smaller percentages and/or may increase, as compared to actual year over year declines experienced in those two factors in the first three quarters of 2008. If market conditions indicated by such forecasts or the Company’s performance were to underperform current expectations, the Company anticipates initiating additional business optimization and productivity measures (which would increase our EBITDA and in certain circumstances Adjusted EBITDA to give effect to such savings on a pro forma basis). Moreover, if the Company were to be in default of the covenant, our parent company also has the right but not the obligation to cure such default through the purchase of additional Holdings equity for cash and to infuse such capital into the Company, which would have the effect of increasing Adjusted EBITDA for purposes of the senior secured leverage ratio. This cure is only available in three of any four consecutive quarters.

There can be no assurance that our forecasts will be achieved, that such additional business optimization and productivity initiatives would be sufficient to permit us to comply with the senior secured leverage ratio or that our parent company would provide equity to cure any such default.

A failure to maintain the senior secured leverage ratio, or a breach of any of the other restrictive covenants would result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the Notes;

any of which could result in an event of default under the Notes and our Securitization Facilities.

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

If a material event of default is continuing under our senior secured credit facility, the Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances and amortization of one or more of the Securitization Facilities.

Continuing adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.

Our business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, consumer confidence and the general condition of the U.S. and world economy.

At present, there are numerous general business and economic factors contributing to the residential real estate market downturn and impeding a recovery. These conditions include: (1) systemic weakness in the domestic banking and financial sectors, which has led to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008; (2) recent substantial declines in the stock markets; (3) the uncertainty regarding the capital structure of FNMA and Freddie Mac, which led to the U.S. government providing a financial backstop to those institutions; (3) slowing growth or recession in numerous economies around the globe; (4) rising unemployment in various sectors and (5) other factors that are both separate from, and outgrowths of, the above.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, which were initially of mortgage-backed securities, have spread to credit default swaps and other derivative securities and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Continuing adverse developments in these general business and economic conditions, including through recession, ongoing downturn or otherwise, could have a material adverse effect on our financial condition and our results of operations.

There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages and mortgage-backed securities from financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 which authorized the establishment of the Troubled Asset Relief Program (the “TARP”). The legislation was the result of a proposal by the Secretary of the Treasury to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the TARP, the Secretary of the Treasury is authorized to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. We cannot assure you that the TARP will reduce the extreme levels of financial market volatility, improve credit availability or otherwise have a beneficial impact on the financial system and/or housing market. If the TARP fails to restore confidence in the financial institutions, the current housing downturn could be prolonged, and our business could be severely impacted.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than 12 months. In recent weeks, even after the enactment of the Emergency Economic Stabilization Act of 2008, the volatility and disruption has reached unprecedented levels. The stock markets have fallen dramatically in recent weeks, and credit has become very expensive or unavailable to many issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we may experience an adverse effect on our business, financial condition and results of operations, including our ability to access capital.

We face intense regulatory uncertainties that are beyond our control.

There has been considerable uncertainty surrounding the capital structure of both FNMA and Freddie Mac. Pursuant to recently enacted legislation, on September 7, 2008, the U.S. government unveiled a plan to place both FNMA and Freddie Mac under the conservatorship of the Federal Housing Finance Agency, a newly created federal agency. In addition to providing direct government oversight of these entities, the plan commits the U.S. government to provide up to $100 billion to each of FNMA and Freddie Mac to backstop any shortfall in their capital requirements. It is difficult to predict either the long-term or short-term impact of the government’s actions on the U.S. housing market. If confidence in these institutions is not restored, the current housing downturn could be prolonged, and our business could be severely impacted.

In addition, our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies affect the real estate market through their effect on interest rates as well as the pricing on our interest-earning assets and the cost of our interest-bearing liabilities. We are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

We are negatively impacted by a prolonged downturn in residential real estate market.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. The U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes, including foreclosures, at the same time that sales volumes and prices are decreasing. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could have a material adverse effect on our business by causing a general decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	a continuing crisis in our financial institutions and our credit and equity markets;

•	a continuing economic slowdown or recession;

•	a continuing low level of consumer confidence in the economy and/or the residential real estate market;

•	rising interest rates;

•	the general availability and cost of mortgage financing, including:

•	ongoing contraction in the subprime, jumbo and mortgage markets generally;

•	unattractive “jumbo” loan rates; and

•	the effect of more stringent lending standards for home mortgages;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	local, state and federal government regulation that burden residential real estate transactions or ownership;

•	shifts in populations away from the markets that we or our franchisees serve;

•

tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

•	decreasing home ownership rates and demand for real estate due to inflation or other causes;

•	a negative perception of the market trends in values for residential real estate;

•	commission pressure from brokers who discount their commissions;

•	acts of God, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets; and/or

•	an increase in the cost of homeowners, flood or other insurance important to real estate transactions.

Attrition among our key employees could adversely affect our financial performance.

Our success is largely dependent on the efforts and abilities of our key employees. Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, the mix between the fixed and variable compensation we pay our employees and prevailing compensation rates. Given the continued downturn in the real estate market and the cost cutting measures we have implemented, certain of our employees may be receiving less variable compensation in the near term. As such, we may suffer significant attrition among our current key employees. If we were to lose key employees and not promptly fill their positions with comparably qualified individuals, our business may be materially adversely affected.

A continuing and prolonged decline in the number of homesales and/or prices would adversely affect our revenues and profitability.

Based upon data published by NAR, from August 2005 to September 2008, seasonally adjusted annualized US existing homesale units declined by 28% (7.1 million vs. 5.2 million) and median homesale price declined by 16% (229k vs. 192k). The depth and length of the current downturn in the real estate industry, compounded by the contraction of the credit markets, has proved exceedingly difficult to predict. A continuing sustained decline in existing homesales, a sustained decline in home prices or a sustained or accelerated decline in commission rates charged by brokers, would further adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, reducing the referral fees earned by our relocation services business and increasing the risk that our relocation services business will continue to suffer losses in the sale of homes relating to its at-risk homesale service contracts (i.e., where we purchase the transferring employee’s home and assume the risk of loss in the resale of such home). For example, for 2007, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $4 million for our Real Estate Franchise Services segment and $14 million for our Company Owned Real Estate Brokerage Services segment. The $14 million represents the total Company impact including $3 million of intercompany royalties paid by our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment.

The continued lack of availability and affordability of jumbo loans could constrain sales activity of homes in certain higher end price brackets, which could adversely affect the revenues of our company owned brokerage operations.

The availability and affordability of jumbo loans has been adversely impacted by the current mortgage situation and is constraining sales activity of homes in certain higher end price brackets. NRT, our company owned brokerage subsidiary, has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. A shift in mix of property transactions from the high range to lower and middle range homes due in part to constrained availability of jumbo mortgages has put downward pressure on the average price of NRT’s closed homesales. The continued lack of availability of jumbo mortgages could adversely affect NRT’s operations.

Tightened underwriting standards have reduced borrowers’ ability to access the credit market on reasonable terms.

During the past year, many lenders have significantly tightened their underwriting standards, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets important to our higher value and luxury brands, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results. In addition, we believe that the availability of FNMA, Freddie Mac, FHA and VA mortgage financing is an important factor in marketing many of our homes. Most recently, concerns over the adequacy of capital led to the U.S government’s takeover and bailout of FNMA and Freddie Mac, institutions which dominate the financing of U.S. housing. Any limitations, impairment or restrictions on the availability of those types of financing could reduce our sales and could have a material adverse effect on our business, results of operations and financial condition.

Our brokerage operations are concentrated in metropolitan areas which could subject us to local and regional economic conditions that could differ materially from prevailing conditions in other parts of the country.

Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California,

Florida and the New York metropolitan area than any other regions of the country. In the nine months ended September 30, 2008, NRT realized approximately 63% of its revenues from California (26%), the New York metropolitan area (26%) and Florida (11%). In 2007, NRT realized approximately 61% of its revenues from California (27%), the New York metropolitan area (25%) and Florida (9%). Including acquisitions, NRT experienced a 18% and 15% decline in the number of homesale transactions during the nine months ended September 30, 2008 and during 2007, respectively, each as compared to the prior period, which we believe is reflective of industry trends, especially in Florida, California and the New York metropolitan area where NRT experienced homesale transaction declines of 1%, 8% and 22%, respectively, during the nine months ended September 30, 2008, and 22%, 13% and 2%, respectively, during the full year 2007, each as compared to the prior period. A continued downturn in residential real estate demand or economic conditions in these regions could result in a further decline in NRT’s total gross commission income and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well. A continued downturn in residential real estate demand or economic conditions in these states could result in a decline in our overall revenues and have a material adverse effect on us.

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

Our company owned brokerage business, like that of our franchisees, is generally in intense competition with franchisees of other systems, independent real estate brokerages, including discount brokers, owner-operated chains and, in certain markets, our franchisees. We face competition from large regional brokerage firms as well as local brokerage firms, but such competition is limited to the markets in which such competitors operate. Competition is particularly severe in the densely populated metropolitan areas in which we compete. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions below the industry norms. Discount brokers have significantly increased their market share in recent years and they may increase their market share in the future. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and brokerage commission. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. We also compete for the services of qualified licensed sales associates. Such competition could reduce the commission amounts retained by our company after giving effect to the split with sales associates and possibly increase the amounts that we spend on marketing. Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.63% in 2002 to 2.47% in 2007.

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

We could be subject to severe losses if banks do not honor our escrow deposits.

Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks which hold a significant amount of such deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor our deposits, we could be responsible for these deposits. These escrow and trust deposits totaled $374 million at September 30, 2008.

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

We have fully utilized one of our securitization facilities, and we may be unable to continue to securitize certain of our relocation assets, each of which may adversely impact our liquidity.

At September 30, 2008, $846 million of securitization obligations were outstanding through various bankruptcy remote special purpose entities (“SPEs”) monetizing certain assets of our relocation services business. We have provided a performance guaranty which guarantees the obligations of our subsidiary, Cartus Corporation and its subsidiaries, as originator and servicer under these securitization programs with the SPEs. Our ability to securitize these assets or receivables depends upon the amount of such receivables and other assets that we hold, the performance of these assets, the interest of banks and other financial institutions in financing the securitized assets and other factors. If we are unable to continue to securitize these assets, we may be required to find additional sources of funding which may be on less favorable terms.

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances and relocation properties held for sale. As of September 30, 2008, the U.K. Relocation Funding Limited Securitization program was fully utilized due to the state of the U.K. housing market. As a result, any future additional capital requirements cannot be funded through the issuance of securitization obligations under this facility and instead will need to be, and have been, funded, by operating capital or with borrowings under our revolving credit facility. If we need to continue to rely on borrowings under our revolving credit facility, the risks related to our ability to service our debt and meet our cash requirements will be exacerbated.

In addition, the borrowing capacity under the Kenosia securitization program was reduced to $100 million in July 2008 and will be further reduced to $70 million in December 2008, $20 million in March 2009 and to zero in June 2009. If the at-risk homes and other assets related to those relocations are not realized as quickly as we anticipate or if the performance of those assets declines during the wind down causing a reduction in borrowing levels, the borrower under that facility may not have sufficient funding for its liquidity needs.

If either Calyon New York Branch or Calyon S.A. London Branch is unable to fulfill its lending obligations under the Securitization Facilities, our ability to fund our relocation business could be severely impacted.

Calyon New York Branch is the lead arranger under the Apple Ridge facility and is obligated to fund 26% of the commitment under this facility. In the event Calyon New York Branch was unable to obtain asset backed commercial paper financing, it would be required to guarantee its lending obligations under the program. In addition, the U.K. securitization is not syndicated and Calyon S.A. London is the sole lender under that facility. Lastly, the Kenosia securitization is not syndicated and Calyon New York Branch is the sole lender under that facility. If either Calyon New York Branch or Calyon S.A. London is unable to meet its funding obligations under these securitization facilities, we would be required to seek alternative funding sources that could include refinancing the Calyon obligations with new lenders, or seeking additional capital under our revolving credit facility. Alternative financing resources may not be available promptly, on favorable terms or at all. Failure to continue to finance the operations of our relocation business through one or more of these facilities could have a material adverse affect on our financial position, liquidity or results of operations.

The occurrence of any trigger events under our Securitization Facilities could cause us to lose funding under the facilities and therefore restrict our ability to fund the operation of our relocation business.

Each of the Securitization Facilities contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. Some of the trigger events which could affect the availability of funds under the Securitization Facilities include defaults or losses on the securitized receivables and related assets or advances, increases in default rates on the securitized receivables, increases in noncash reductions of the securitized receivables, losses on sales of relocation properties or increases in the average length of time we hold relocation properties in inventory. The facilities also have trigger events based on change in control and cross-defaults to material indebtedness. Each of the Securitization Facilities also contains provisions limiting the availability of funding based on the concentration levels of receivables due from any one client or, in some instances, groups of the largest clients and certain of the Securitization Facilities have other concentration levels relating to the due dates of the receivables, the period certain receivables are outstanding and the type or location of the relocation properties. The occurrence of any of the above trigger events under the Securitization Facilities could restrict our ability to access new or existing funding under the facilities and adversely affect the operation of our relocation business.

We are highly dependent on the availability of the asset-backed securities market to finance the operations of our relocation business, disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity or results of operations.

The asset-backed securities market in the United States and Europe has been experiencing unprecedented disruptions. Current conditions in this market include reduced liquidity, credit risk premiums for certain market participants and reduced investor demand for asset-backed securities, particularly those backed by sub-prime collateral. These conditions may continue or worsen in the future. Continued reduced investor demand for asset-backed securities could result in our having to fund our relocation assets until investor demand improves, but our capacity to fund our relocation assets is not unlimited. If we confront a reduction in the borrowing capacity under our Securitization Facilities due to a reduced demand for asset-backed securities, it could require us to reduce the amount of relocation assets that we fund and to find alternative sources of funding for our working capital needs. Continued adverse market conditions could also result in increased costs and reduced margins earned in connection with our securitization transactions.

We will continue to rely on borrowings under the Securitization Facilities, together with operating capital and borrowings under our revolving credit facility, in order to fund the future liquidity needs of our relocation business. If we need to increase the funding available under our Securitization Facilities, there can be no assurance that such funding will be available to us or, if available, that it will be on terms acceptable to us. In addition, if market conditions do not improve prior to the maturity of our Securitization Facilities, we may encounter difficulties in refinancing them. If these sources of funding are not available to us for any reason, including the occurrence of any of the trigger events under the terms of the Securitization Facilities, we could be required to borrow under our revolving credit facility or incur other indebtedness to finance our working capital needs or we could be required to revise the scale of our business, which could have a material adverse effect on our ability to achieve our business and financial objectives.

We do not own two of our brands and must manage cooperative relationships with both owners.

The Sotheby’s International Realty® and Better Homes and Gardens® real estate brands are owned by the companies that founded these brands. We are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the continued cooperation from the owners of those brands. In particular, the owner of the Sotheby’s International Realty® brand has the right to approve the master franchisors of, and the material terms of our master franchise agreements governing our relationships with, our Sotheby’s franchisees located outside the U.S. If the owner of the Sotheby’s International Realty® brand withholds or delays its approval for new franchisees, our relationship with them could be disrupted. Any significant disruption of the relationships with the owners of these brands could impede our franchising of those brands and have a material adverse effect on our operations and performance.

The weakening or unavailability of our intellectual property rights could adversely impact our business.

Our trademarks, domain names, trade dress and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Third parties may own rights in similar trademarks. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights.

Our license agreement with Sotheby’s International, Inc. for the use of the Sotheby’s International Realty® brand is terminable by Sotheby’s Holdings, Inc. prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, (3) a court issues non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment or (4) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.

Our license agreement with Meredith Corporation for the use of the Better Homes and Gardens® real estate brand is terminable by Meredith Corporation prior to the end of the license term if certain conditions occur, including but not limited to the following: (i) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (ii) we become bankrupt or insolvent, or (iii) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: November 5, 2008	/S/ ANTHONY E. HULL
Anthony E. Hull Executive Vice President and Chief Financial Officer

Date: November 5, 2008	/S/ DEA BENSON
Dea Benson Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

4.1	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 10.50% Senior Notes Indenture dated as of April 10, 2007.

4.2	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture dated as of April 10, 2007.

4.3	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 12.375% Senior Subordinated Notes Indenture dated as of April 10, 2007.

4.4	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 10.50% Senior Notes Indenture dated as of April 10, 2007.

4.5	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture dated as of April 10, 2007.

4.6	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 12.375% Senior Subordinated Notes Indenture dated as of April 10, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 USC Section 1350.