Form 10-K
period 2008-12-31
REALOGY CORP
filed 2009-02-25
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(973) 407-2000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on December 31, 2008 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 25, 2009 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

None.

		Page
Special Note Regarding Forward-Looking Statements		1

Trademarks and Service Marks		4

Industry Data		4

PART I

Item 1.	Business	5

Item 1A.	Risk Factors	24

Item 1B.	Unresolved Staff Comments	44

Item 2.	Properties	44

Item 3.	Legal Proceedings	44

Item 4.	Submission of Matters to a Vote of Security Holders	49

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	50

Item 6.	Selected Financial Data	50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	95

Item 8.	Financial Statements and Supplementary Data	96

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96

Item 9A(T).	Controls and Procedures	96

Item 9B.	Other Information	97

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	98

Item 11.	Executive Compensation	101

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118

Item 13.	Certain Relationships and Related Transactions, and Director Independence	120

Item 14.	Principal Accounting Fees and Services	123

PART IV

Item 15	Exhibits and Financial Statement Schedules	125

SIGNATURES		126

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act		127

Exhibit Index		G-1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). As of December 31, 2008, our total debt (including the current portion) was $6,760 million (which does not include $518 million of letters of credit issued under our synthetic letter of credit facility and an additional $127 million of outstanding letters of credit). In addition, as of December 31, 2008, our current liabilities included $703 million of securitization obligations which were collateralized by $845 million of securitization assets that are not available to pay our general obligations. Moreover, on April 11, 2008, we notified the holders of the Senior Toggle Notes (as defined herein) of our intent to utilize the PIK interest option to satisfy the October 2008 interest payment obligation. The PIK election is now the default election for interest periods through October 15, 2011, unless the Company notifies otherwise. The impact of this election increased the principal amount of our Senior Toggle Notes by $32 million on October 15, 2008, and will increase the principal amount of the Senior Toggle Notes semi-annually as long as the PIK election remains.

•

we have constraints on our sources of liquidity. At December 31, 2008, we had borrowings under our revolving credit facility of $515 million (or $113 million, net of available cash) and $127 million of outstanding letters of credit drawn against the facility, leaving $108 million of available capacity under the revolving credit facility. At January 31, 2009, the borrowings under our revolving credit facility increased to $565 million (or $307 million, net of available cash) and $127 million of outstanding letters of credit drawn against the facility, leaving $58 million of available capacity under the revolving credit facility.

•

an event of default under our senior secured credit facility, including but not limited to a failure to maintain the applicable senior secured leverage ratio, or under our indentures or relocation securitization facilities or a failure to meet our cash interest obligations under these instruments or other lack of liquidity caused by substantial leverage and the continuing adverse housing market, would materially and adversely affect our financial condition, results of operations and business;

•

continuing adverse developments in the residential real estate markets, either regionally or nationally, due to lower sales, price declines, excessive home inventory levels, and reduced availability of mortgage financing or availability only at higher rates, including but not limited to:

•

a continuing decline in the number of homesales and/or further declines in prices and in broker commission rates and a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we participate;

•	continuing negative trends and/or a negative perception of the market trends in value for residential real estate;

•	continuing high levels of foreclosure activity;

•	reduced availability of mortgage financing or financing on terms not sufficiently attractive to homebuyers;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure (inadvertent or otherwise) to comply with laws and regulations and any changes in laws and regulations; and

•	local and regional conditions in the areas where our franchisees and brokerage operations are located;

•

continuing adverse developments in general business, economic and political conditions, including reduced availability of credit and the instability of financial institutions in the U.S. and abroad, substantial volatility in the equity and bond markets, changes in short-term or long-term interest rates;

•	a continuing drop in consumer confidence and/or the impact of the current recession and the related high levels of unemployment in the U.S. and abroad;

•

our inability to achieve future cost savings, cash conservation and other benefits anticipated as a result of our restructuring and capital reduction initiatives or such initiatives cost more or take longer to implement than we project;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•

our inability to access capital and/or securitization markets, including the inability of any of our lenders to meet their funding obligations under our securitization facilities, or our inability to continue to securitize assets of our relocation business, either of which would require us to find alternative sources of liquidity, which may not be available, or if available, may be on unfavorable terms, or lack of financial support from affiliates of Apollo Management, L.P., if required to avoid an event of default under our senior secured credit facility;

•

our failure to maintain or acquire franchisees and brands or the inability of franchisees to survive the current real estate downturn or to realize gross commission income at levels that they maintained in the middle of this decade;

•	disputes or issues with entities that license us their brands for use in our business that could impede our franchising of those brands;

•	our geographic and high-end market concentration relating to our company-owned brokerage operations;

•	actions by our franchisees that could harm our business;

•	reduced ability to complete future strategic acquisitions or to realize anticipated benefits from completed acquisitions;

•	the loss of any of our senior management or key managers or employees in specific business units;

•

the final resolutions or outcomes with respect to Cendant’s contingent and other corporate assets or contingent litigation liabilities, contingent tax liabilities and other corporate liabilities and any related actions for indemnification made under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows or future results of operations;

•	an increase in the funding obligation under the pension plans assigned to us in connection with our separation from Cendant;

•

the possibility that the distribution of our stock to holders of Cendant’s common stock in connection with our separation from Cendant into four independent companies, together with certain related transactions and our sale to affiliates of Apollo Management, L.P., were to fail to qualify as a reorganization for U.S. federal income tax purposes;

•	changes in our ownership structure; and

•	the cumulative effect of adverse litigation or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws.

Other factors not identified above, including those described under “Item 1A—Risk Factors” of this Annual Report, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Item 1A—Risk Factors” in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statements contained in this Annual Report, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

MARKET AND INDUSTRY DATA AND FORECASTS

This Annual Report includes data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors (“NAR”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) were the primary sources for third-party industry data and forecasts. While NAR and FNMA are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and FNMA because they use survey data in their historical reports and forecasting models whereas we report based on actual results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period-over-period changes and their use of median price for their forecasts compared to our average price. Further, differences in weighting by state may contribute to significant statistical variations.

Forecasts regarding rates of home ownership, median sales price, volume of homesales, and other metrics included in this Annual Report to describe the housing industry are inherently uncertain and speculative in nature and actual results for any period may materially differ. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Item 1A—Risk Factors” in this Annual Report. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.

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

We are substantially owned and controlled by affiliates of Apollo Management, L.P. (“Apollo”) as a result of a merger that was consummated on April 10, 2007. We incurred substantial indebtedness as a result of the merger. Our high leverage, as discussed in “Management’s Discussion and Analysis—Financial Condition, Liquidity and Capital Resources”, imposes various significant burdens and obligations on the Company.

We report our operations in four segments: Real Estate Franchise Services, Company Owned Real Estate Brokerage Services, Relocation Services and Title and Settlement Services.

SEGMENT OVERVIEW

Real Estate Franchise Services: Through our Real Estate Franchise Services segment, or RFG, we are a franchisor of some of the most recognized brands in the real estate industry. As of December 31, 2008, we had approximately 15,600 offices (which included approximately 835 of our company owned and operated brokerage offices) and 285,000 sales associates operating under our franchise brands in the U.S. and 94 other countries and territories around the world (internationally, generally through master franchise agreements). During 2008, we estimate that brokers operating under one of our franchised brands (including those of our company owned brokerage operations) represented the buyer and/or the seller in approximately one out of every four single family domestic homesale transactions that involved a broker, based upon transaction volume. In addition, as of December 31, 2008, we had approximately 4,500 franchisees, none of which individually represented more than 1% of our franchise royalties (other than our subsidiary, NRT, which operates our company owned brokerage operations). We believe this reduces our exposure to any one franchisee. Our franchise revenues in 2008 included $237 million of royalties paid by our company owned brokerage operations, or approximately 37%, of total franchise revenues, which eliminate in consolidation. As of December 31, 2008, our real estate franchise brands were:

•

Century 21®—One of the world’s largest residential real estate brokerage franchisors, with approximately 8,500 franchise offices and approximately 130,000 sales associates located in the U.S. and 63 other countries and territories;

•

Coldwell Banker®—One of the largest residential real estate brokerage franchisors, with approximately 3,500 franchise and company owned offices and approximately 105,000 sales associates located in the U.S. and 45 other countries and territories;

•

ERA®—A residential real estate brokerage franchisor, with approximately 2,800 franchise and company owned offices and approximately 33,000 sales associates located in the U.S. and 49 other countries and territories;

•

Sotheby’s International Realty®—A luxury real estate brokerage brand. In February 2004, we acquired from Sotheby’s its company owned offices and the exclusive license for the rights to the Sotheby’s Realty and Sotheby’s International Realty® trademarks. Since that time, we have grown the brand from 15 company owned offices to 525 franchise and company owned offices and approximately 10,750 sales associates located in the U.S. and 38 other countries and territories;

•

Better Homes and Gardens® Real Estate—In October 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”) and in July 2008, we launched the Better Homes and Gardens® Real Estate brand. We are building a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name; and

•

Coldwell Banker Commercial®—A leading commercial real estate brokerage franchisor. Our commercial franchise system has approximately 225 franchise offices and approximately 2,300 sales associates worldwide. The number of offices and sales associates in our commercial franchise system does not include our residential franchise and company owned brokerage offices and the sales associates who work out of those brokerage offices that also conduct commercial real estate brokerage business using the Coldwell Banker Commercial® trademarks.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ sales commission earned from real estate transactions, which we refer to as gross commission income. Our franchisees pay us royalty fees for the right to operate under one of our trademarks and to utilize the benefits of the systems and tools provided by our real estate franchise operations. These royalty fees enable us to have recurring revenue streams. In exchange, we provide our franchisees with support that is designed to facilitate our franchisees in growing their business, attracting new sales associates and increasing their revenue and profitability. We support our franchisees with dedicated branding-related national marketing and servicing programs, technology, training and education. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our franchisee retention rate of 96% in 2008. Our retention rate represents the annual gross commission income generated by our franchisees that is kept in the franchise system on an annual basis, measured against the annual gross commission income as of December 31 of the previous year.

Company Owned Real Estate Brokerage Services: Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas of the U.S. Our company owned real estate brokerage business operates principally under our Coldwell Banker® brand as well as under the ERA® and Sotheby’s International Realty® franchised brands, and proprietary brands that we own, but do not currently franchise to third parties, such as The Corcoran Group®. In addition, under NRT, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties. At December 31, 2008, we had approximately 835 company owned brokerage offices, approximately 6,200 employees and approximately 50,800 independent contractor sales associates working with these company owned offices. Acquisitions have been, and will continue to be, part of our strategy and a contributor to the growth of our company owned brokerage business.

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

Relocation Services: Through our subsidiary, Cartus Corporation (“Cartus”), we offer a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move to facilitate a smooth transition in what otherwise may be a difficult process for both the employee and the employer. In 2008, we assisted in over 135,000 relocations in over 150 countries for approximately 1,200 active clients, including over half of the Fortune 50, and affinity organizations. Our relocation services business operates through four global service centers on three continents. Our relocation services business is a leading global provider of outsourced employee relocation services with the number one market share in the U.S. In addition to general residential housing trends, key drivers of our relocation services business are corporate spending and employment trends.

Our relocation services business primarily offers its clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household moving services, visa and immigration support, intercultural and language training and group move management services. Clients pay a fee for the services performed and we also receive commissions from third-party service providers, such as real estate brokers and household goods moving service providers. The majority of our clients pay interest on home equity advances and nearly all clients reimburse all costs associated with our services, including, where required, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. We believe we provide our relocation clients with exceptional service which leads to client retention. As of December 31, 2008, our top 25 relocation clients had an average tenure of 18 years with us. In addition, our relocation services business generates revenue for our other businesses because the clients of our relocation services business often utilize the services of our franchisees and company owned brokerage offices as well as our title and settlement services.

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

Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services. We provide many of these services in connection with transactions in which our company owned real estate brokerage and relocation services businesses are participating. During 2008, approximately 40% of the customers of our company owned brokerage offices where we offer title coverage also utilized our title and settlement services. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance and other real estate services. In some situations we serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions. Our title underwriting operation generally earns revenues through the collection of premiums on policies that it issues.

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

Industry

Industry Definition

We primarily operate in the U.S. residential real estate industry and derive the majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices (and conversely is harmed by falling prices) and increased volume of home sales. We believe that existing home transactions and the services associated with these transactions, such as mortgages and title services, represent the most attractive segment of the residential real estate industry for the following reasons:

•

The existing home segment represents a significantly larger addressable market than new home sales. Of the approximately 5.4 million home sales in the U.S. in 2008, NAR estimates that approximately 4.9 million were existing home sales, representing over 91% of the overall sales as measured in units; and

•	Existing home sales afford us the opportunity to represent either the buyer or the seller and in some cases both are represented by a broker owned or associated with us.

We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner” for the following reasons:

•

A real estate transaction has certain characteristics that we believe are best-suited for full-service brokerages including large monetary value, low transaction frequency, wide cost differential among choices, high buyers’ subjectivity regarding styles, tastes and preferences, and the consumer’s need for a high level of personalized advice, specific marketing and technology services and support given the complexity of the transaction;

•

We believe that the enhanced service, long-standing performance and value proposition offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term.

Cyclical Nature of Industry

The existing homesale real estate industry is cyclical in nature and has shown strong growth over the past 36 years though it has been in a significant and lengthy downturn since the second half of 2005. According to NAR (which began reporting statistics in 1972), the existing homesale transaction volume (the product of the median homesale price and existing homesale transactions) was approximately $976 billion in 2008 and grew at a compound annual growth rate or CAGR of 8.1% over the 1972-2008 period. In addition, based on NAR:

•

With the exception of the price declines in 2007 and 2008, median existing homesale prices did not decline from the prior year over the 1972-2008 period, including during four economic recessions, and during that period prices have increased at a CAGR of 5.7% (not adjusted for inflation);

•	Existing homesale units increased at a CAGR of 2.2% over the 1972-2008 period, during which period units increased 22 times on an annual basis, versus 14 annual decreases;

•

Rising home ownership rates during that period also had a positive impact on the real estate brokerage industry. According to the U.S. Census Bureau, the national home ownership rate for the fourth quarter of 2008 was approximately 67.5%, compared to approximately 64% in 1972;

•

Prior to 2006, there had only been two instances since 1972 when existing homesale transaction volume declined for a substantial period of time. The first period was from 1980 through 1982, when existing homesale transaction volume declined by more than 13% per year for three years. During that period, 30-year fixed mortgage rates exceeded 13%. The second period was from 1989 through 1990 when existing homesale transaction volume declined by 1.4% in 1989 and 1% in 1990, before resuming increases every year through 2005. Mortgage rates on a 30-year fixed mortgage exceeded 10% during that two-year period; and

•

Existing homesale transaction volume (based on median prices) has historically experienced significant growth following prior national corrections. During the 1979-1984 and 1989-1993 through to peak cycles, existing homesale transaction volume increased 52% and 31%, respectively, on a cumulative basis from the trough year to the final year of the post-correction period.

Industry Cycles since 2001, including Current Downturn

The industry, however, is currently in a significant and lengthy downturn that initially began in 2005 after having experienced significant growth in the first half of this decade. Based upon information published by NAR,

•

from 2001 to 2005, existing homesale units increased from 5.3 million to 7.1 million, or at a compound annual rate, or CAGR, of 7.3%, compared to a CAGR of 3.0% from 1972 to 2000. Similarly, from 2001 to 2005, the national median price of existing homes increased from $153,100 to $219,600 or a CAGR of 9.4% compared to a CAGR of 6.2% from 1972 to 2000.

•

by contrast, from 2006 to 2008, existing homesale units decreased from 6.5 million to 4.9 million, or at a CAGR of negative 13.0% and the national median price of existing homes declined from $221,900 to $198,600 or at a CAGR of negative 5.4%.

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

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend has continued from 2006 through the present period. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole—the hardest hit areas have been those areas that had experienced the greatest speculation and year over year price appreciation. The overall slowdown in transaction activity has caused a buildup of large inventories of housing, an increase in short sale and foreclosure activity, particularly in states such as California and Florida that benefited more than average from the housing growth in the first half of the decade, and a contraction of the market for mortgage financing, all of which have contributed to heightened buyer caution regarding timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

The slowdown in sales and consequent downward pressure on home prices, together with increasing foreclosure activity and unemployment, have resulted in significant write-downs of asset values by government sponsored entities such as FNMA and Freddie Mac, which dominate the housing lending market, and major commercial and investment banks. These write-downs were initially related to mortgage-backed securities, but have spread to credit default swaps and other derivative securities and have caused many financial institutions to seek additional capital from the Government or other sources, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers.

Federal legislation was enacted in July 2008 to provide for direct U.S. government guarantees of FNMA and Freddie Mac and direct supervision of these entities by a new agency, the Federal Housing Finance Agency; in September 2008, the U.S. Government brought these two entities under the conservatorship of this new agency and committed $100 billion to each of the entities to backstop any shortfalls in their capital requirements. Similarly, in an attempt to bring stability to the financial markets, in October 2008, the Emergency Economic Stabilization Act was enacted which authorized the establishment of the Troubled Asset Relief Program or TARP. It grants broad authority to the U.S. Secretary of the Treasury to restore liquidity and stability to the United States financial system, including the authority to spend up to $700 billion to make direct equity investments in financial institutions and/or purchase assets. On October 13, 2008, the U.S. Treasury announced it will make direct equity investments in various banks and financial institutions in an effort to bolster the struggling banking system and stimulate lending. In addition, the Federal Reserve has taken various actions aimed at quantitative easing of credit markets. Notwithstanding these actions, the credit markets remain unstable and risk averse.

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “2009 Stimulus Act”) was enacted, which among other things, extends and increases the tax credit for qualified first-time home buyers that had been included in the July 2008 federal legislation, to cover homes purchased on or after January 1, 2009, but prior to December 1, 2009; the tax credit is worth up to 10% of the home’s purchase price or $8,000 (up from the $7,500 in the July 2008 federal legislation), whichever is less. In contrast to the July 2008 federal legislation, the 2009 Stimulus Act also waives the requirement that the tax credit be repaid. The 2009 Stimulus Act also reinstates last year's 2008 higher loan limits for FHA, Freddie Mac, and Fannie Mae loans through December 31, 2009. In February 2009, President Obama also introduced the “Homeowner Affordability and Stability Plan,” which among other things, (1) provides access to low-cost refinancing through FNMA and Freddie Mac to certain homeowners suffering from falling home prices, (2) encourages lenders, through government financial incentives, to modify loan terms with borrowers at risk of foreclosure or already in foreclosure, (3) commits an additional $100 billion to each of FNMA and Freddie Mac to further backstop any shortfalls in their respective capital requirements, and (4) continues the Treasury Department’s existing initiative to purchase FNMA and Freddie Mac mortgage-backed securities to promote liquidity in the marketplace. There can be no assurance that the 2009 Stimulus Act or the Homeowner Affordability and Stability Plan or any other governmental action will stabilize the current housing environment or otherwise meet their stated objectives.

The current downturn in the residential real estate market is also being impacted by consumer sentiment about the overall state of the economy, particularly mounting consumer anxiety about negative economic growth in the U.S. and rising unemployment. The quickly deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 have caused a further decrease in homesale transactions and more downward pressure on homesale prices. According to the Conference Board, a New York based industry research group, consumer confidence decreased from 90.6 percent in December 2007 to 50.4 percent in June 2008 and then fell further to 25.0 percent in February 2009, a new all-time low. Notwithstanding the long term fundamentals described below, we are not certain when pricing of existing homesales will stabilize, credit markets will return to a more normal state or the larger economy will improve. Consequently, we cannot predict when the macroeconomic forces will return the residential real estate market to a growth period.

Favorable Long Term Demographics

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increased immigration, increases in the number of U.S. households, increasing home ownership rates, interest rates and locally based dynamics such as demand relative to supply. We believe that despite the current ongoing significant real estate market downturn, the housing market will benefit over the long-term from expected positive fundamentals, including:

•

Favorable demographic factors: the number of U.S. households grew from 95 million in 1991 to 111 million in 2007, increasing at a rate of 1% per year on a CAGR basis. According to the Joint Center for Housing Studies at Harvard University, that annual growth trend is expected to continue albeit at a faster pace through 2020. The U.S. housing market is also expected to benefit from continued immigration, which is fueling minority homeownership and is anticipated to account for more than two-thirds of the net U.S. household growth through the next decade, according to the Joint Center for Housing Studies at Harvard University; and

•

Increasing housing affordability index as a result of the homesale price declines experienced in 2007 and 2008 and lower mortgage interest rates. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index was 129 for 2008 compared to 112 for 2007 and 106 for 2006.

Participation in Multiple Aspects of the Residential Real Estate Market

Realogy participates in services associated with many aspects of the residential real estate market. Our four complementary businesses allow us to generate revenue at various points in the transactional process, including listing of homes, assisting buyers in home searches, corporate relocation services, settlement and title services and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for the Company’s owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees using Cartus relocation services and we offer purchasers and sellers of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. In some instances all four of our businesses can derive revenue from the same real estate transaction.

Our Brands

Our brands are among the most well known and established real estate brokerage brands in the real estate industry. As of December 31, 2008, we had approximately 15,600 franchised and company owned offices and 285,000 sales associates operating under our franchise brands in the U.S. and other countries and territories around the world, which includes approximately 835 of our company owned and operated brokerage offices. In the U.S. during 2008, we estimate, based on publicly available information, that brokers operating under one of our franchised brands (including our brokers in our company owned offices) represented the buyer or the seller in approximately one out of every four single family homesale transactions that involved a broker, based upon transaction volume.

Our real estate franchise brands are listed in the following chart, which includes information as of December 31, 2008 for both our franchised and company owned offices:

Offices	8,500	3,500	2,800	525	225	40

Brokers and Sales Associates	130,000	105,000	33,000	10,750	2,300	108

U.S. Annual Sides	447,848	659,612	122,376	29,692	N/A	663

# Countries with Owned or Franchised Operations	64	46	50	39	19	1

Characteristics	• Strong brand awareness in real estate • Innovative national and local marketing	• 100-year old real estate • Pioneer in Concierge Services	• 30-year old company • Established The first real estate franchise network outside of North America in 1981	• Well-known name in the luxury market • New luxury franchise model launched by us in 2004	• Founded in 1906 • Services corporations, small business clients and investors	• Launched in July 2008 • Consumer focused brand that leverages the latest technology and is associated with the largest lifestyle magazine

In the fourth quarter of 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation. In July 2008, we launched the Better Homes and Gardens® Real Estate brand. We seek to build a new international residential real estate franchise company using that brand name. The licensing agreement between us and Meredith became operational on July, 1 2008 and is for a 50-year term, with a renewal term for another 50 years at our option.

Real Estate Franchise Services

Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain existing franchises, create or acquire new brands and, most importantly, provide support to our franchisees in a way that enables them to increase their revenue and profitability.

We have generated significant growth over the years in our real estate franchise business by increasing the penetration of our existing brands in their markets, increasing the number of international master franchise agreements that we sell and increasing the geographic diversity of our franchised locations to ensure exposure to multiple areas. We believe that exposure to multiple geographic areas throughout the U.S. and internationally also reduces our risk of exposure to local or regional changes in the real estate market. In addition, our large number of franchisees reduces our reliance on the revenues of a few franchisees. During 2008, none of our franchisees (other than our company owned brokerage operations) generated more than one percent of our real estate franchise business revenues.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ gross commission income earned from real estate transactions. In general, we provide our franchisees with a license to use the brands’ service marks, tools and systems in connection with their business, educational materials which contain recommended methods, specifications and procedures for operating the franchise, extensive training programs and assistance and a national marketing program and related services. We operate and maintain an Internet-based reporting system for our franchisees which allows them to electronically transmit listing information, transactions, reporting information and other relevant reporting data. We also own and operate websites for each of our brands. We allow our franchisees the opportunity to sell ancillary services such as title insurance and settlement services as a way to enhance their business and to increase our cross-selling initiative. We believe that one of our strengths is the strong relationships that we have with our franchisees as evidenced by the franchisee retention rate of 96% in 2008. Our retention rate represents the annual gross commission income generated by our franchisees that is kept in the franchise system on an annual basis, measured against the annual gross commission income as of December 31 of the previous year. On average, each franchisee’s tenure with one of our brands is 14 years. Generally, lost gross commission income is due to termination of a franchise for cause including non-payment or non-performance, retirement or a mutual release.

The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand’s policy and procedures manuals. A franchisee’s failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees may, in some cases, mostly in the Century 21® brand, have limited rights to terminate the franchise agreements. Prior versions of the Century 21® franchise agreements, that are still in effect but are no longer offered to new franchisees, permit the franchisee to terminate the agreement if the franchisee retires, becomes disabled or dies. Generally, the franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee of up to $35,000 for the franchisee’s principal office, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of such income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee’s annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of franchise agreements, the volume incentive varies for each franchise system, and ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program. Franchisees and company owned offices are also required to make monthly contributions to national advertising funds maintained by each brand for the creation and development of advertising, public relations and other marketing programs.

Under certain circumstances, development advance notes are extended to eligible franchisees for the purpose of covering all or a portion of the out-of-pocket expenses for a franchisee to open or convert into an office operating under one of our franchise brands and or to facilitate the franchisee’s acquisition of an independent brokerage or other growth opportunity. Many franchisees use the advance to change stationery, signage, business cards and marketing materials or to assist in acquiring companies. The loans are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain performance based thresholds, the loans are forgiven over the term of the franchise agreement.

In addition to offices owned and operated by our franchisees, we own and operate approximately 835 of the Coldwell Banker®, ERA®, Sotheby’s International Realty® and The Corcoran Group® offices through our NRT subsidiary. NRT pays intercompany royalty fees and marketing fees to our real estate franchise business in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives and it is the largest contributor to the franchise system’s national marketing funds under which it operates.

In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region, or a direct franchising model.

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

We have an exclusive license to own, operate and franchise the Sotheby’s International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby’s (“Sotheby’s”). Such license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby’s which are now operated by NRT. We pay a licensing fee to Sotheby’s for the use of the Sotheby’s International Realty® name equal to 9.5% of the royalties earned by our Real Estate Franchise Business attributable to franchisees affiliated with the Sotheby’s International Realty® brand, including brokers in our company owned offices.

In October 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation. Realogy seeks to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between Realogy and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal option for another 50 years at our option.

Each of our brands has a consumer web site that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com, era.com and bhgrealestate.com are the official websites for the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Sotheby’s International Realty®, ERA® and Better Homes and Gardens® real estate franchise systems, respectively.

Company Owned Real Estate Brokerage Services

Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under our franchised brands, principally Coldwell Banker®, ERA® and Sotheby’s International Realty®, as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group®. In addition, under NRT, we operate a large independent REO residential asset manager, which focuses on bank-owned properties. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market. As of December 31, 2008, we had approximately 835 company owned brokerage offices, approximately 6,200 employees and approximately 50,800 independent contractor sales associates working with these company owned offices. From the date of Cendant’s acquisition of 100% of NRT in April 2002 through December 31, 2008, we acquired 126 brokerage companies. These acquisitions have been a substantial contributor to the growth of our company owned brokerage business.

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

At December 31, 2008, we operated approximately 87% of our company owned offices under the Coldwell Banker® brand name, approximately 3% of our offices under the ERA® brand name, approximately 5% of our offices under The Corcoran Group® brand name and approximately 5% of our offices under the Sotheby’s International Realty® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our ERA® offices in New Jersey and Pennsylvania, our Corcoran® Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our Sotheby’s International Realty® offices in several regions throughout the U.S. We believe that the markets in which we operate generally function independently from one another.

We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to recruit, retain and develop effective sales associates that can successfully engage and earn fees from new clients. We will continue to shift a portion of our traditional print media marketing to technology media marketing. We also intend to actively monitor expenses to increase efficiencies and perform restructuring activities to streamline operations as deemed necessary.

We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to expand our market share in existing markets through smaller “tuck-in” acquisitions. Following completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to support a broader network of sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by increasing the productivity of the acquired brokerages’ sales associates. We provide these sales associates with specialized tools, training and resources that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support; increased advertising and marketing support; relocation referrals, and a wide offering of brokerage-related services. In 2008, we acquired six real estate brokerage companies.

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

Relocation Services

Through our subsidiary, Cartus, we offer a broad range of employee relocation services. In 2008, we assisted in over 135,000 relocations in over 150 countries for approximately 1,200 active clients including over half of the Fortune 50, and affinity organizations. Our relocation services business operates through four global service centers on three continents. Our relocation services business is a leading global provider of outsourced employee relocation services.

We primarily offer corporate clients employee relocation services, such as:

•

homesale assistance, including the evaluation, inspection, purchasing and selling of a transferee’s home; the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the client); certain home management services; assistance in locating a new home; and closing on the sale of the old home, generally at the instruction of the client;

•	expense processing, relocation policy counseling, relocation related accounting, including international compensation administration, and other consulting services;

•

arranging household goods moving services, with approximately 71,000 domestic and international shipments in 2008, and providing support for all aspects of moving a transferee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

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

Under relocation services contracts with our clients, homesale services are classified as two types, “at risk” and “no risk”. Under “no risk” contracts, which at December 31, 2008 accounted for 99% of our clients, the client is responsible for payment of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the re-sale of the transferee’s home. Clients are responsible for payment of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on “no risk” homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to “no risk” homesale services.

Under “at risk” contracts, which at December 31, 2008 accounted for only 1% of our clients, we pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale and bear any loss on the sale of the home. As with the “no-risk” contracts, clients with “at risk” contracts bear the non-homesale related direct costs associated with the relocation though we generally advance these expenses and the client reimburses us plus interest charges on the advanced money. Due to the downturn in the U.S. residential real estate market, the longer period in which “at risk” homes were held by us in inventory and our incurring losses on the sale of these homes due to declining prices, the “at risk” business became unprofitable in 2007. As a result, in 2008, the Company exited most of its “at risk” contracts. At December 31, 2008, only 5% of our total inventory homes (both in number and value) were acquired from “at risk” clients. On January 15, 2009, the Company terminated the related Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under that facility. The Kenosia securitization program had previously been used to finance our purchase of “at risk” homes.

Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client. If a client terminates its contract, we will only be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred to the time of termination.

We earn commissions primarily from real estate brokers and van lines that provide services to the transferee. The commissions earned allow us pricing flexibility for the fees we charge our clients. We have created the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, some of our franchisees who have been approved to become members and independent real estate brokers. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed approximately 59,000 properties in 2008 and accounted for approximately 6% of our relocation revenue.

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

Title and Settlement Services

Our title and settlement services business, Title Resource Group, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters and through our wholly owned underwriter, Title Resources Guaranty Company, which we acquired in January 2006. We are licensed as a title agent in 37 states and Washington, D.C., have physical locations in 21 states and operate mostly in major metropolitan areas. As of December 31, 2008, we had approximately 385 offices, 298 of which are co-located within one of our company owned brokerage offices.

Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. For policies issued through our agency operations, assuming no negligence on our part, we typically are liable only for the first $5,000 of loss for such policies on a per claim basis, with the title insurer being liable for any remaining loss. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real property. Such policies are issued on the basis of a preliminary report or commitment. Such reports are prepared after, among others, a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. To facilitate the preparation of preliminary reports, copies of public records, maps and other relevant historical documents are compiled and indexed in a title plant. We subscribe to title information services provided by title plants owned and operated by independent entities to assist us in the preparation of preliminary title reports. In addition, we own, lease or participate with other title insurance companies or agents in the cooperative operation of such plants.

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

Our company owned brokerage operations are the principal source of our title and settlement services business. Other sources of our title and settlement services business include our real estate franchise business, Cartus and PHH Corporation’s mortgage company. Over the past several years, we have increased the geographic coverage of our title and settlement services business principally through acquisitions. When we acquire a title and settlement services business, we typically retain the local brand identity of the acquired business. Our acquisition transactions are often conducted in connection with an acquisition of a brokerage company for our company owned brokerage operations. As a result, many of our offices have subleased space from, and are co-located within, our company owned brokerage offices, a strategy that is compliant with RESPA and any analogous state laws. The capture rate of our title and settlement services business from co-located company owned brokerage operations was approximately 40% in 2008.

Certain states in which we operate have “controlled business” statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. For example, in California, a title insurer/agent cannot rely on more than 50% of its title orders from “controlled business sources,” which is defined as sources controlled by, or which control, directly or indirectly, the title insurer/agent, which would include leads generated by our company owned brokerage business. In those states in which we operate our title and settlement services business that have “controlled business” statutes, we comply with such statutes by ensuring that we generate sufficient business from sources we do not control.

In January 2006, we completed our acquisition of American Title Company of Houston, Texas American Title Company and their related title companies based in Texas, including Dallas-based Title Resources Guaranty Company (“TRGC”), a title insurance underwriting business. TRGC is a title insurance underwriter licensed in Texas and 19 other states. TRGC underwrites a portion of the title insurance policies issued by our agency businesses.

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

Competition

Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, The Prudential Real Estate Affiliates, Inc., GMAC Real Estate, LLC, RE/MAX International, Inc. and Keller Williams Realty, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees, including the availability of financing, and the fees the franchisees must pay.

The ability of our real estate brokerage franchisees to compete is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the quality of its sales associates, the location of its office, the services provided to its sales associates, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2008, our real estate franchise systems had approximately 15,600 offices worldwide in 95 countries and territories in North and South America, Europe, Asia, Africa and Australia, including approximately 8,200 brokerage offices in the U.S.

Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. We compete with other national independent real estate organizations, including Home Services of America, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors; regional independent real estate organizations such as Weichert Realtors and Long & Foster Real Estate; discount brokerages; and smaller niche companies competing in local areas.

Relocation Business. Competition in our relocation business is based on service, quality and price. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include Prudential Real Estate and Relocation Services Inc., GMAC Global Relocation Services LLC and Weichert Relocation Resources, Inc.

Title and Settlement Services Business. The title and settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. The title and settlement services business competes with a large, fragmented group of smaller underwriters and agencies. In addition, we compete with national competitors including Fidelity National Title Insurance Company, First American Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Company.

Marketing

Franchise Operations

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

According to NAR, 87% of homebuyers used the Internet in their search for a new home in 2008. Our marketing and technology strategies focus on capturing this consumer and assisting in their purchase. Internet, print, radio and television advertising are used by the brands to drive consumers to their respective websites. Significant focus is placed on developing each website to create value to the real estate consumer. Each website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the listing on the brand website. Additionally, each brand website serves as a national distribution point for sales associates to market themselves to consumers to enhance the customer experience.

Company Owned Brokerage Operations

Our company owned real estate brokerage business markets our real estate services and specific real estate listings primarily through individual property signage, the Internet, and by hosting open houses of our listings for potential buyers to view in person during an appointed time period. In addition, contacts and communication with other real estate sales associates, targeted direct mailings, and local print media, including newspapers and real estate publications, are effective for certain price points and geographical locations. Television (spot cable commercials), radio 10-second spots in select markets, and “out-of-home” (i.e., billboards, train station posters) advertisements may also be included in many of our companies’ marketing strategies.

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

Employees

At December 31, 2008, we had approximately 11,400 employees, including approximately 600 employees outside of the U.S. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe that our employee relations are good.

Sales Associate Recruiting and Training

Each real estate franchise system encourages, and provides some assistance and training with respect to, sales associate recruiting by franchisees. Each system separately develops its own branded recruiting programs that are tailored to the needs of its franchisees.

We provide financial assistance for certain of our franchisees in limited circumstances, upon renewal or where we believe there are significant areas for growth of our franchised brands. Each real estate brand also provides training and marketing-related materials to its franchisees to assist them in the recruiting process. While we never participate in the selection, interviewing, hiring or termination of franchisee sales associates (and do not provide any advice regarding the structure of the employment or contractor relationship), the common goal of each program is to provide the broker with the information and techniques to help the broker grow their business through sales associate recruitment.

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

Government Regulation

Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington, and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. Where the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. In some states, case law requires a franchisor to renew a franchise agreement unless a franchisee has given cause for non-renewal. Failure to comply with these laws could result in civil liability to any affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation.

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

On November 17, 2008 the Department of Housing and Urban Development (“HUD”) published a new final RESPA rule that seeks to simplify and improve the disclosure requirements for mortgage settlement services. Certain parts of the rule became effective on January 16, 2009, while the majority of the provisions have a mandatory effective date of January 1, 2010 with optional compliance at any time prior to that date. The material sections of the new rule cover areas such as: new Good Faith Estimate (GFE) and HUD-1 forms, permissibility of average cost pricing of third party vendor fees by settlement service providers, implementation of tolerance limits on the variation of fees from the GFE to the HUD-1, new definitions of “required use” by affiliated companies and requiring separate disclosure of the title agent and title underwriter premium splits. To our knowledge, very few companies, if any, have elected to voluntarily comply with the provisions that have a mandatory effective date of January 1, 2010. It is too early to determine the impact, if any, that these new rules may have on our operations. We are currently working towards implementation of these new rules and intend to be in compliance with these rules on or before the mandatory effective date.

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

Certain states in which we operate have “controlled business” statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. We are aware of 23 states (Alaska, Arizona, California, Colorado, Connecticut, Hawaii, Idaho, Indiana, Kansas, Kentucky, Louisiana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, Oregon, Tennessee, Utah, Vermont, West Virginia, Wisconsin and Wyoming) that have enacted some form of “controlled business” statute. “Controlled business” typically is defined as sources controlled by, or which control, directly or indirectly, the title insurer or agent. We are not aware of any pending controlled business legislation. A company’s failure to comply with such statutes could result in the non-renewal of the company’s license to provide title and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable “controlled business” statutes by ensuring that we generate sufficient business from sources we do not control. We have never been cited for failing to comply with a “controlled business” statute.

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

We are significantly leveraged. Our leverage makes us more vulnerable to a prolonged downturn in the residential real estate market and an economic slowdown or recession (particularly if we are unable to generate sufficient operating cash flow to service our indebtedness and our ongoing business liquidity needs). As of December 31, 2008, our total debt (including the current portion) was $6,760 million (which does not include $518 million of letters of credit issued under our synthetic letter of credit facility and an additional $127 million of outstanding letters of credit). In addition, as of December 31, 2008, our current liabilities included $703 million of securitization obligations which were collateralized by $845 million of securitization assets that are not available to pay our general obligations. In addition, a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates.

At December 31, 2008, we had borrowings under our revolving credit facility of $515 million (or $113 million, net of available cash) and $127 million of outstanding letters of credit drawn against the facility, leaving $108 million of available capacity under the revolving credit facility. At January 31, 2009, the borrowings under our revolving credit facility increased to $565 million (or $307 million, net of available cash) and $127 million of outstanding letters of credit drawn against the facility, leaving $58 million of available capacity under the revolving credit facility.

As a result of the increased borrowings that were incurred to consummate the Merger, the Company’s future financing needs were materially impacted. Upon consummation of the Merger in April 2007, both Standard and Poor’s and Moodys downgraded our corporate family debt ratings and rated the newly issued “Unsecured Notes” as non-investment grade. During 2008, due to the continuing significant and prolonged downturn in the residential real estate market, the rating agencies continued to downgrade our debt ratings. In November and December 2008, Standard and Poor's and Moodys further downgraded some of our ratings and at December 31, 2008 the Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and our Unsecured Notes rating was C and Ca, respectively. The rating outlook at December 31, 2008 was negative. The most recent downgrades reflect the rating agencies' views that there will be a continuing weakness in the residential homesale market and an increased risk of a default or balance sheet restructuring over the intermediate term. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events.

Our substantial degree of leverage could have important consequences, including the following:

•	it could cause us to be unable to meet our debt service requirements under our senior secured credit facility or indentures or meet our other financial obligations;

•

it may limit our ability to incur additional borrowings under our existing facilities or securitizations, obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes;

•

it may cause a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities;

•	it exposes us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may cause a further downgrade of our debt and long-term corporate ratings; and

•

it may cause us to be more vulnerable to this continuing downturn in general economic conditions or in our business, or may cause us to be unable to carry out capital spending that is important to our growth.

An event of default under our senior secured credit facility may adversely affect our operations.

Our senior secured credit facility contains restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our first-lien secured debt (net of unrestricted cash and permitted investments) to trailing 12 month Adjusted EBITDA. Specifically measured at the last day of each quarter, our senior secured leverage ratio may not exceed 5.35 to 1. This ratio steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. At December 31, 2008, the Company had a senior secured leverage ratio of 4.95x and was in compliance. A failure to maintain the senior secured leverage ratio, or a breach of any of the other restrictive covenants, would result in a default under our senior secured credit facility.

If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure from our parent permitted thereunder, there would be an “event of default” under the senior secured credit agreement. Other events of default include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness. Upon the occurrence of any event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the Unsecured Notes;

any of which could result in an event of default under the Unsecured Notes and our securitization facilities.

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

If an event of default is continuing under our senior secured credit facility, the Unsecured Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances and/or amortization of one or more of the securitization facilities.

Restrictive covenants under our indentures and the senior secured credit facility may limit the manner in which we operate.

Our senior secured credit facility and the indentures governing the Unsecured Notes contain, and any future indebtedness we incur may contain, various covenants and conditions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior secured credit facility and our securitization obligations under our securitization facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities, such interest rate swaps will not eliminate interest rate volatility in its entirety.

Our ability to service our debt and meet our cash requirements depends on many factors, some of which are beyond our control.

Our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to, among other things:

•	refinance all or a portion of our debt;

•	obtain additional financing;

•	restructure our operations;

•	sell some of our assets or operations;

•	reduce or delay capital expenditures and/or acquisitions; or

•	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to take any of these actions, these actions may not enable us to continue to satisfy our capital requirements or may not be permitted under the terms of our various debt instruments, including our senior secured credit facility and the indentures governing the Unsecured Notes. In addition, our senior secured credit facility and the indentures governing the notes will restrict our ability to sell assets and to use the proceeds from the sales. Moreover, borrowings under our senior secured credit facility are secured by substantially all of our assets and those of most of our subsidiaries. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations.

We are a holding company and are dependent on dividends and other distributions from our subsidiaries.

Realogy is a holding company with limited direct operations. Our principal assets are the equity interests that we hold in our operating subsidiaries. As a result, we are dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on our outstanding debt. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness, including the indentures governing the Unsecured Notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our debt service payments.

We are substantially owned and controlled by Apollo, a private equity firm, which is able to make important decisions about our business and capital structure; their interests may differ from the interests of the holders of our Unsecured Notes and our lenders under our senior secured credit facility.

Substantially all of the common stock of Holdings is beneficially owned by Apollo, a private equity firm. As a result, Apollo controls us and has the power to elect all of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Holdings’ stock, including changes to our capital structure and approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our equity holders may not in all cases be aligned with the interest of the holders of our Unsecured Notes or any other holder of our debt. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of the Unsecured Notes or any other holder of our debt. In that situation, for example, the holders of the notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to them as holders of the Unsecured Notes or other indebtedness. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or that may be our customers or suppliers. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For so long as the Company is capital constrained, Apollo may use its own funds to pursue opportunities that the Company is unable to exploit directly. So long as Apollo continues to own a significant amount of the equity of Holdings, even if such amount is less than 50%, Apollo will continue to be able to strongly influence or effectively control our decisions. Because our equity securities are not registered under the Exchange Act and are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchanges.

Risks relating to our business

We are negatively impacted by a prolonged downturn in the residential real estate market.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. During the first half of this decade, homesales and price rose rapidly to unprecedented levels, culminating in a housing downturn that began in the second half of 2005. The U.S. residential real estate market continues to be in a lengthy and deep downturn due to various factors including unit declines, significant housing price declines, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes, including foreclosures. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could continue to have a material adverse effect on our business by causing a continued decline in the number of homesales and/or prices which, in turn, could continue to adversely affect our revenues and profitability:

•	a continuing crisis in our financial institutions and our credit and equity markets;

•	a lengthy or prolonged recession or economic slowdown;

•	a continuing low level of consumer confidence in the economy and/or the residential real estate market;

•	rising interest rates;

•	rising unemployment;

•	the general availability of mortgage financing, including:

•	ongoing contraction in the mortgage markets;

•	unattractive “jumbo” loan rates; and

•	the effect of more stringent lending standards for home mortgages;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	local, state and federal government regulation that burden residential real estate transactions or ownership;

•	shifts in populations away from the markets that we or our franchisees serve;

•

tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

•	decreasing home ownership rates and declining demand for real estate due to inflation or other causes;

•	concerns about the Company’s continued viability—this may impact retention of sales associates, franchisees and corporate clients;

•	commission pressure from brokers who discount their commissions;

•	acts of God, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets; and/or

•	a significant increase in the cost of homeowners, flood or other insurance important to real estate transactions.

Our success is largely dependent on the efforts and abilities of the independent sales associates retained by company owned brokerage offices and by our franchisees and our franchisees’ ability to retain sales associates is generally subject to numerous factors, including the compensation they receive and their perception of brand value. Given the continued downturn in the real estate market, our high degree of leverage and the negative press we have received relating to our financial condition, neither our company owned brokerage offices or our independent franchisees may be successful in attracting or maintaining independent sales associates. If we or our franchisees fail to attract and retain independent sales associates, our business may be materially adversely affected.

A continuing and prolonged decline in the number of homesales and/or prices would adversely affect our revenues and profitability.

Based upon data published by NAR, from 2006 to 2008, US existing homesale units declined by 24% and median homesale price declined by 11%. The depth and length of the current downturn in the real estate industry, compounded by the contraction of the credit markets, has proved exceedingly difficult to predict. A continuing sustained decline in existing homesales, a sustained decline in home prices or a sustained or accelerated decline in commission rates charged by brokers, would further adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services and reducing the referral fees earned by our relocation services business. For example, for 2008, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $3 million for our Real Estate Franchise Services segment and $11 million for our Company Owned Real Estate Brokerage Services segment, which included $2 million of intercompany royalties paid by our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment.

Our company-owned brokerage operations are subject to geographic and high-end real estate market risks, which could continue to adversely affect our revenues and profitability.

Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. In the year ended December 31, 2008, NRT realized approximately 63% of its revenues from California (27%), the New York metropolitan area (25%) and Florida (11%). A continued downturn in residential real estate demand or economic conditions in these regions could result in a further decline in NRT’s total gross commission income and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well. A continued downturn in residential real estate demand or economic conditions in these states could continue to result in a decline in our overall revenues and have a material adverse effect on us.

NRT has a significant concentration of transactions at the higher end of the U.S. real estate market, particularly in markets on the east and west coasts. A shift in mix of property transactions from the high range to lower and middle range homes due in part to the instability in the financial sector and the local economies of these markets has resulted in declining homesale prices and has reduced the average price of NRT’s closed homesales. The continued instability in the financial sector and the local economies of these markets could continue to adversely affect NRT’s operations.

Loss or attrition among our senior management or other key employees could adversely affect our financial performance.

Our success is largely dependent on the efforts and abilities of our senior management and other key employees. Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, the mix between the fixed and variable compensation we pay our employees and prevailing compensation rates. Given the continued downturn in the real estate market and the cost cutting measures we have implemented, certain of our employees may be receiving less variable compensation in the near term. As such, we may suffer significant attrition among our current key employees. If we were to lose key employees and not promptly fill their positions with comparably qualified individuals, our business may be materially adversely affected.

Tightened underwriting standards could continue to reduce borrowers’ ability to access the credit market on reasonable terms.

During the past year, many lenders have significantly tightened their underwriting standards, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets important to our higher value and luxury brands, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results. In addition, we believe that the availability of FNMA, Freddie Mac, FHA and VA mortgage financing is an important factor in marketing many of our homes. Most recently, concerns over the adequacy of capital led to the U.S government’s takeover and bailout of FNMA and Freddie Mac, institutions which dominate the financing of U.S. housing. Any limitations, impairment or restrictions on the availability of those types of financing could continue to reduce our sales and could have a material adverse effect on our business, results of operations and financial condition.

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

At present, there are numerous general business and economic factors contributing to the residential real estate market downturn and adversely affecting our business and impeding a recovery. These conditions include: (1) systemic weakness in the domestic banking and financial sectors; (2) substantial declines in the stock markets in 2008 and continued stock market volatility with a resultant loss in individual savings and asset value; (3) the recession in the U.S. and numerous economies around the globe; (4) high levels of unemployment in various sectors and (5) other factors that are both separate from, and outgrowths of, the above.

Dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, which were initially of mortgage-backed securities, have spread to credit default swaps and other derivative securities and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity has, and could continue to, materially and adversely affect our business, financial condition and results of operations.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 which authorized the establishment of the Troubled Asset Relief Program (the “TARP”). The legislation was the result of a proposal by the Secretary of the Treasury to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the TARP, the Secretary of the Treasury is authorized to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. We cannot assure you that the TARP will reduce the extreme levels of financial market volatility, improve credit availability or otherwise have a beneficial impact on the financial system and/or housing market. If the TARP fails to restore confidence in the financial institutions, the current housing downturn could be prolonged, and our business’s chance of recovery could be severely impacted.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than 12 months. If capital or credit market disruption and volatility continue or worsen, we may experience a prolonged adverse impact on our business, financial condition and results of operations, including our ability to access capital.

We face intense regulatory uncertainties that are beyond our control.

There has been considerable uncertainty surrounding the capital structure of both FNMA and Freddie Mac. Pursuant to legislation enacted in July 2008, in September, the U.S. government unveiled a plan to place both FNMA and Freddie Mac under the conservatorship of the Federal Housing Finance Agency, a newly created federal agency. In addition to providing direct government oversight of these entities, the plan committed the U.S. government to provide up to $100 billion to each of FNMA and Freddie Mac to backstop any shortfall in their capital requirements. In February 2009, President Obama introduced the “Homeowner Affordability and Stability Plan,” which among other things, commits an additional $100 billion to each of FNMA and Freddie Mac to further backstop any shortfalls in their respective capital requirements. It is difficult to predict either the long-term or short-term impact of these governmental actions. If confidence in these institutions is not restored, the current housing downturn could be prolonged, and our business could continue to be severely impacted.

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “2009 Stimulus Act”) was enacted, which among other things, extends and increases the tax credit for qualified first-time home buyers that had been included in the July 2008 federal legislation and waives the requirement that the tax credit be repaid. The 2009 Stimulus Act also reinstates last year's 2008 higher loan limits for FHA, Freddie Mac, and Fannie Mae loans through December 31, 2009. In addition to providing additional capital to FNMA and Freddie Mac, the recently introduced Homeowner Affordability and Stability Plan also provides access to low-cost refinancing through FNMA and Freddie Mac to certain homeowners suffering from falling home prices, encourages lenders, through government financial incentives, to modify loan terms with borrowers at risk of foreclosure or already in foreclosure, and continues the Treasury Department’s existing initiative to purchase FNMA and Freddie Mac mortgage-backed securities to promote liquidity in the marketplace. There can be no assurance that the 2009 Stimulus Act or the Homeowner Affordability and Stability Plan or any other governmental action will stabilize the current housing environment or otherwise meet their stated objectives.

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

Competition in the residential real estate services business is intense. As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees. Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring similar products and services at rates that are lower than we charge. Our largest national competitors in this industry include The Prudential Real Estate Affiliates, Inc., GMAC Real Estate, LLC and Keller Williams Realty, Inc. Some of these companies may have greater financial resources than we do, including greater marketing and technology budgets, and may have less leverage. Regional and local franchisors provide additional competitive pressure in certain areas. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions further deteriorate. For example, our franchisees’ average homesale commission rate per side was 2.65% in 2002 and this rate declined to 2.52% in 2008.

Our company owned brokerage business, like that of our franchisees, is generally in intense competition. We compete with other national independent real estate organizations, including Home Services of America, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors; regional independent real estate organizations; discount brokerages; and smaller niche companies competing in local areas. Competition is particularly severe in the densely populated metropolitan areas in which we compete. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions below the industry norms. Discount brokers have significantly increased their market share in recent years and they may increase their market share in the future. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and brokerage commission. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. We also compete for the services of qualified licensed sales associates. Such competition could reduce the commission amounts retained by our company after giving effect to the split with sales associates and possibly increase the amounts that we spend on marketing. Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.48% in 2008.

In our relocation services business, we compete primarily with global and regional outsourced relocation service providers. The larger outsourced relocation service providers that we compete with include Prudential Real Estate and Relocation Services, Inc., GMAC Global Relocation Services LLC and Weichert Relocation Resources, Inc.

The title and settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. The title and settlement services business competes with a large, fragmented group of smaller underwriters and agencies as well as national competitors.

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

Several of the litigation matters described in this report allege claims based upon breaches of fiduciary duties by our licensed brokers and violations of state laws relating to business practices or consumer disclosures (e.g. the Larpenteur and Berger matters). We cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against us, including remedies or awards, and adverse results in any such litigation may harm our business and financial condition.

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

In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.

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

We are also, to a lesser extent, subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;

•	various state and federal privacy laws;

•	the USA PATRIOT Act;

•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

•	federal and state “Do Not Call,” “Do Not Fax” and “Do Not E-Mail” laws;

•

“controlled business” statutes, which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate providers, on the other hand;

•	the Affiliated Marketing Rule, which prohibits or restricts the sharing of consumer credit information among affiliated companies without notice and/or consent of the consumer;

•	the Fair Housing Act;

•	laws and regulations in jurisdictions outside the United States in which we do business; and

•	state and federal employment laws and regulations.

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

Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, valuation reserves, income taxes and fair value accounting are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments by management could significantly change our reported results.

We may not have the ability to complete future acquisitions; we may not be successful in developing the Better Homes and Gardens Real Estate brand.

We have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. Our company owned brokerage business has completed approximately 350 acquisitions since its formation in 1997 and, in 2004, we acquired the Sotheby’s International Realty® residential brokerage business and entered into an exclusive license agreement for the rights to the Sotheby’s International Realty® trademarks with which we are in the process of building the Sotheby’s International Realty® franchise system. In January 2006, we acquired our title insurance underwriter and certain title agencies. As a result of these and other acquisitions, we have derived a substantial portion of our growth in revenues and net income from acquired businesses. The success of our future acquisition strategy will continue to depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions.

In October 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). We seek to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between us and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal term for another 50 years at our option. We may not be able to successfully develop the brand in a timely manner or at all. Our inability to complete acquisitions or to successfully develop the Better Homes and Gardens® Real Estate brand would have a material adverse effect on our growth strategy.

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

Our marketing arrangement with PHH Home Loans may limit our ability to work with other key lenders to grow our business.

Under our Strategic Relationship Agreement with PHH Home Loans, we are required to recommend PHH Home Loans as originator of mortgage loans to the independent sales associates, customers and employees of our company owned and operated brokerage offices. This provision may limit our ability to enter into beneficial business relationships with other lenders and mortgage brokers.

We may experience significant claims relating to our operations and losses resulting from fraud, defalcation or misconduct.

We issue title insurance policies which provide coverage for real property mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is limited to the first $5,000 of claims on any one policy. The title underwriter we acquired in January 2006 generally underwrites title insurance policies on properties up to $1.5 million. For properties valued in excess of this amount, we obtain a reinsurance policy from a national underwriter. We may also be subject to legal claims arising from the handling of escrow transactions and closings. Our subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, we carry an additional errors and omissions insurance policy for Realogy Corporation and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $240 million at December 31, 2008. We carry insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

We could be subject to severe losses if banks do not honor our escrow deposits.

Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks, which may hold a significant amount of such deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor our deposits, we could be responsible for these deposits. These escrow and trust deposits totaled $240 million at December 31, 2008.

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

At December 31, 2008, $703 million of securitization obligations were outstanding through various bankruptcy remote special purpose entities (“SPEs”) monetizing certain assets of our relocation services business. We have provided a performance guaranty which guarantees the obligations of our subsidiary, Cartus Corporation and its subsidiaries, as originator and servicer under these securitization programs with the SPEs. Our ability to securitize these assets or receivables depends upon the amount of such receivables and other assets that we hold, the performance of these assets, the capacity limits of these facilities, the interest of banks and other financial institutions in financing the securitized assets and other factors. If we are unable to continue to securitize these assets, we may be required to find additional sources of funding which may be on less favorable terms.

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances and relocation properties held for sale. As of December 31, 2008, the U.K. Relocation Funding Limited Securitization program was fully utilized due to the state of the U.K. housing market. As a result, any future additional capital requirements cannot be funded through the issuance of securitization obligations under this facility and instead will need to be, and have been, funded by operating capital or with borrowings under our revolving credit facility. The Company has undertaken steps in the second half of 2008 to reduce the amount outstanding under the program by obtaining the agreement of many clients to self fund their future business and in some cases repay us for their existing homes in inventory under this facility. If we need to continue to rely on borrowings under our revolving credit facility, the risks related to our ability to service our debt and meet our cash requirements will be exacerbated.

The occurrence of any trigger events under our securitization facilities could cause us to lose funding under the facilities and therefore restrict our ability to fund the operation of our relocation business.

Each of the securitization facilities contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. Some of the trigger events which could affect the availability of funds under the securitization facilities include defaults or losses on the securitized receivables and related assets or advances, increases in default rates on the securitized receivables, increases in noncash reductions of the securitized receivables, losses on sales of relocation properties or increases in the average length of time we hold relocation properties in inventory. Given the current recession and an increasing number of companies having difficulties meeting their financial obligations, there is a heightened risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750,000 in any one month or $1.5 million in any trailing 12 month period. The facilities also have trigger events based on change in control and cross-defaults to material indebtedness. Each of the securitization facilities also contains provisions limiting the availability of funding based on the concentration levels of receivables due from any one client or, in some instances, groups of the largest clients and certain of the securitization facilities have other concentration levels relating to the due dates of the receivables, the period certain receivables are outstanding and the type or location of the relocation properties. The occurrence of any of the above trigger events under the securitization facilities could restrict our ability to access new or existing funding under the facilities and adversely affect the operation of our relocation business.

We are highly dependent on the availability of the asset-backed securities market to finance the operations of our relocation business, disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity or results of operations.

The asset-backed securities market in the United States and Europe has been experiencing unprecedented disruptions. Current conditions in this market include reduced liquidity, credit risk premiums for certain market participants, volatility in commercial paper rates and reduced investor demand for asset-backed securities, particularly those backed by sub-prime collateral. These conditions may continue or worsen in the future. Continued reduced investor demand for asset-backed securities could result in our having to fund our relocation assets until investor demand improves, but our capacity to fund our relocation assets is not unlimited. If we confront a reduction in the borrowing capacity under our securitization facilities due to a reduced demand for asset-backed securities, it could require us to reduce the amount of relocation assets that we fund and to find alternative sources of funding for our working capital needs. Continued adverse market conditions could also result in increased costs and reduced margins earned in connection with our securitization transactions.

We will continue to rely on borrowings under the securitization facilities, together with operating cash flows and borrowings under our revolving credit facility, in order to fund the future liquidity needs of our relocation business. If we need to increase the funding available under our securitization facilities, such funding may not be available to us or, if available, on terms acceptable to us. In addition, if market conditions do not improve prior to the maturity of our securitization facilities, we may encounter difficulties in refinancing them. If these sources of funding are not available to us for any reason, including the occurrence of any of the trigger events under the terms of the securitization facilities, we could be required to borrow under our revolving credit facility or incur other indebtedness to finance our working capital needs or we could be required to revise the scale of our business, which could have a material adverse effect on our ability to achieve our business and financial objectives.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a result of our registration statement registering the Unsecured Notes, which was declared effective on January 9, 2008, we became subject to certain provisions of the Sarbanes-Oxley Act of 2002. This has resulted in higher compliance costs and may adversely affect our financial results and our ability to retain qualified executive officers. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. federal securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. We are required to provide management’s Section 404 evaluation with this Annual Report and an auditor’s attestation on the effectiveness of financial controls over financial reporting beginning with the Annual Report for 2009. The failure to comply with Section 404 may result in investors losing confidence in the reliability of our financial statements, prevent us from providing the required financial information in a timely manner, prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

Our international operations are subject to risks not generally experienced by our U.S. operations.

Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services and company owned real estate brokerage businesses have international operations. Revenues from these operations are approximately 2% of total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations that could result in losses against which we are not insured and therefore affect our profitability include:

•	exposure to local economic conditions;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•	hostility from local populations;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operation;

•	foreign exchange restrictions;

•	fluctuations in foreign currency exchange rates;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in foreign taxation structures.

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

Our business depends upon the use of sophisticated information technologies and systems, including technology and systems utilized for communications, procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third party vendors on commercially reasonable terms. We also cannot assure you that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.

In addition, our information technologies and systems are vulnerable to damage or interruption from various causes, including (1) natural disasters, war and acts of terrorism, (2) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (3) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. We maintain certain disaster recovery capabilities for critical functions in most of our businesses, including certain disaster recovery services from International Business Machines Corporation. However, these capabilities may not successfully prevent a disruption to or material adverse effect on our businesses or operations in the event of a disaster or other business interruption. Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.

We do not own two of our brands and must manage cooperative relationships with both owners.

The Sotheby’s International Realty® and Better Homes and Gardens® real estate brands are owned by the companies that founded these brands. We are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the continued cooperation from the owners of those brands. In particular, Sotheby’s has the right to approve the master franchisors of, and the material terms of our master franchise agreements governing our relationships with, our Sotheby’s franchisees located outside the U.S., which approval cannot be unreasonably withheld or delayed. If Sotheby’s unreasonably withholds or delays its approval for new franchisees, our relationship with them could be disrupted. Any significant disruption of the relationships with the owners of these brands could impede our franchising of those brands and have a material adverse effect on our operations and performance.

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

Our license agreement with Sotheby’s for the use of the Sotheby’s International Realty® brand is terminable by Sotheby’s prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, (3) a court issues a non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment or (4) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.

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

Risks relating to our separation from Cendant

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”), and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement dated as of July 28, 2006 among Realogy, Wyndham Worldwide and Travelport, we and Wyndham Worldwide have each assumed and are responsible for 62.5% and 37.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities including those relating to unresolved tax and legal matters and associated costs and expenses. More specifically, we generally have assumed and are responsible for the payment of our share of: (i) liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant, including but not limited to the Credentials litigation referred to elsewhere in this Annual Report, in which in September 2007, the court granted summary judgment against Cendant in the amount of approximately $94 million plus attorneys’ fees, (ii) certain contingent tax liabilities and taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes, (iii) Cendant corporate liabilities relating to Cendant’s terminated or divested businesses and liabilities relating to the Travelport sale, if any, (iv) generally any actions with respect to the separation plan or the distributions brought by any third party and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with our separation from Cendant. In almost all cases, we are not responsible for liabilities that were specifically related to Avis Budget, Wyndham Worldwide and/or Travelport, which were allocated 100% to the applicable company in the separation. In addition, we agreed with Wyndham Worldwide to guarantee each other’s obligations (as well as Avis Budget’s) under our respective deferred compensation plans for amounts deferred in respect of 2005 and earlier years. At our separation from Cendant, we recorded $843 million relating to this assumption and guarantee. The majority of the $843 million of liabilities have been classified as due to former parent in the consolidated balance sheet included elsewhere in this Annual Report as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2008, the due to former parent balance was $554 million.

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

The Merger was a Proposed Acquisition Transaction as defined in the Tax Sharing Agreement. In connection with the Merger, Skadden Arps issued an opinion (the “Opinion”) to us, Cendant and Wyndham Worldwide, stating that, based on certain facts and information submitted and statements, representations and warranties made by Realogy and Apollo, and subject to the limitations and qualifications set forth in such Opinion, the Merger with affiliates of Apollo will not result in Distribution Taxes. Each of Cendant and Wyndham Worldwide confirmed that the Opinion is reasonably satisfactory. The Opinion is not binding on the IRS or a court. Accordingly, the IRS may assert a position contrary to the Opinion, and a court may agree with the IRS’s position. Additionally, a change in the tax law or the inaccuracy or failure to be complete of any of the facts, information, documents, corporate records, covenants, warranties, statements, representations, or assumptions upon which the Opinion is based could affect its conclusions. Pursuant to the Tax Sharing Agreement, Realogy is required to indemnify Cendant against any and all tax-related liabilities incurred by it relating to the distribution to the extent caused by Realogy’s actions, even if Cendant has permitted us to take such actions. Cendant did not and does not intend to seek a private letter ruling from the IRS.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Corporate Headquarters. Our corporate headquarters is located in leased offices at One Campus Drive in Parsippany, New Jersey. The lease expires in 2013 and can be renewed at our option for an additional five or ten years.

Real Estate Franchise Services. Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey.

Company Owned Real Estate Brokerage Services. As of December 31, 2008, our company owned real estate brokerage segment leases over 6 million square feet of domestic office space under 1,160 leases. Its corporate headquarters is located in leased offices at One Campus Drive, Parsippany, New Jersey. As of December 31, 2008, NRT leased approximately 7 facilities serving as regional headquarters; 40 facilities serving as local administration, training facilities or storage, and approximately 835 brokerage sales offices under approximately 1,000 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of three to five years. In addition, there are 110 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.

Relocation Services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. There are also two leased regional offices located in Chicago, Illinois and Irving, Texas, which provide operation support services. International offices are leased in Swindon and Hammersmith, United Kingdom; Hong Kong; Singapore and Shanghai, China.

Title and Settlement Services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in 21 states and the District of Columbia.

We believe that all of our properties and facilities are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

Legal—Real Estate Business

The following litigation relates to Cendant’s Real Estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.

Berger v. Property ID Corp., et al., (CV 05-5373 GHK (CTx) (U.S.D.C., C.D. Cal.)). On August 28, 2008, the Court granted preliminary approval of the settlement of this action as it relates to claims against the Company and its subsidiaries. The settlement provides for the reimbursement of the amounts paid to purchase a Property I.D. natural hazard disclosure report where the consumer was represented by an agent of a Realogy broker or franchisee in the transaction. Under the terms of the settlement, the Company paid $4 million in September 2008 to fund attorneys’ fees and costs of claims administration. The Company anticipates, based on its current assumptions including the expected redemption rate by class members, that it will have no further payment obligation under the settlement as insurance proceeds are anticipated to fund the balance of obligations under the settlement agreement. Notice was provided to the class in the fourth quarter of 2008. On December 15, 2008, plaintiffs filed their motion for final approval of the settlement agreement along with a motion for reimbursement of attorneys’ fees. A fairness hearing was held on January 26, 2009 at which the court granted final approval of the settlement.

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

Plaintiffs filed their motion to certify a class on October 1, 2004. After further discovery and briefing by the parties, and an oral argument held on May 26, 2006, plaintiffs’ motion to certify a class was denied on June 30, 2006. The court also denied defendants’ motion to strike the class demand. On August 1, 2006, plaintiffs filed a motion for leave to appeal the denial of class certification. On August 24, 2006, the Appellate Division denied plaintiffs’ motion for leave to appeal. The court held a case management conference on April 3, 2007 and discussed outstanding discovery disputes and plaintiff’s plan to move a second time to certify a class. On April 25, 2007, plaintiffs filed a motion to compel discovery seeking information relating to plaintiffs’ plan to move a second time to certify a class, which defendants’ opposed. The court did not issue a ruling and instead by order dated October 1, 2007 appointed a discovery master to rule on the discovery disputes. On November 21, 2007, the discovery master submitted a recommended order to the Court allowing plaintiffs to obtain information concerning the Century 21 NAF fund account only, and denying plaintiffs’ requests for any further discovery. The recommended order was entered by the Court on November 26, 2007. Defendants complied with all outstanding discovery requests. Mediation was held on January 6, 2009 but was unsuccessful. On January 16, 2009, we filed a motion to strike the class allegations from plaintiffs’ complaint. On February 19, 2009, plaintiffs filed their opposition to our motion to strike and filed a cross motion to certify a class.

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

This action was settled in July 2008, subject to notice to class members and Court approval. During this action, Cendant had placed into escrow stock and proceeds it was to receive in connection with the settlement of related litigation subject to resolution of this action. During the course of 2008, the stock was sold in the open market, leaving an aggregate of approximately $15.5 million of cash proceeds in the escrow account. Under the terms of the current settlement, subject to the court’s final approval of the settlement, Cendant will receive approximately $11.5 million of such cash proceeds but waive its right to the $4 million cash escrow balance. Under the terms of the Separation Agreement, Realogy will be entitled to 100% of the proceeds so payable to Cendant. Cendant will waive any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf. The Court preliminarily approved the settlement on December 12, 2008. The final approval hearing is set for March 16, 2009.

Larpenteur v. Burnet Realty, Inc., d/b/a Coldwell Banker Burnet, and Burnet Title, Inc., No. 27 CV 0824562 (Hennepin County District Court, Minnesota), This putative class action was filed on September 26, 2008 against the Company’s Minnesota operations for NRT and for TRG alleging that the brokerage’s affiliated business relationship with TRG and the practice of referring business to TRG violates the brokerage’s fiduciary duty as a broker and sales agent to its customers. Plaintiffs allege that there are lower cost comparable alternatives to Burnet Title and that recommending the higher costing Burnet Title is a breach of duty. The complaint further alleges that the brokerage was unjustly enriched as a result of the affiliated business relationship. As to Burnet Title, the complaint alleges that it aided and abetted the breach of fiduciary duty and tortiously interfered with the relationship between the brokerage and its customer. Discovery for this class action has commenced. In December 2008, defendants filed a motion to strike the class action allegation and a motion for judgment on the pleadings.

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

The plaintiffs are seeking compensatory and punitive damages in an amount to be determined at trial, as well as attorneys’ fees. On November 14, 2005, the defendants filed an answer to the plaintiffs’ amended complaint. Defendants have filed a motion to dismiss the claim for declaratory judgment based on lack of subject matter jurisdiction as well as a motion for judgment on the pleadings as to Jordan’s Title VII claim based on the statute of limitations. Plaintiffs agreed to voluntarily dismiss the defamation claims without prejudice. A stipulation of voluntary dismissal of the defamation claim against Angela Shearer was entered on January 18, 2006. At the direction of the Court, on September 5, 2006, we re-filed our Motion for Partial Dismissal. On October 5, 2006 we filed our reply brief. On March 13, 2007, the Court granted defendants’ motion to dismiss with prejudice Jordan’s Title VII claim for failing to file suit within the statute of limitations. The court also granted defendants’ motion to dismiss with prejudice plaintiffs’ declaratory judgment claim, which sought to obtain a declaration that real estate agents are not independent contractors. The court dismissed the declaratory claim because there is no actual controversy that requires declaratory relief and because there is no claim that is appropriate for class relief as pled by plaintiffs. The court then ordered discovery to commence immediately. On March 21, 2007, plaintiffs filed a motion for leave to file a third amended complaint attempting to add class-wide FLSA claims for unpaid minimum wages, overtime and benefits that employees receive. Defendants filed their opposition to the motion on April 9, 2007. On May 8, 2007, the court denied the motion. Accordingly, Plaintiffs’ complaint is no longer a putative class action. A court ordered mediation held on March 10, 2008 was unsuccessful. Substantially all discovery has been completed, but no trial date has been set.

David Schott and Constance Schott v. Equity Title Company, (Case No. BC 374014, Superior Court of California, County of Los Angeles). On or about June 1, 2007, plaintiffs filed suit against defendant, a company within our title and settlement services segment, alleging, among other things, breach of contract and fraud relating to an exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Plaintiffs selected a qualified intermediary known as QES, which was acquired by Southwest Exchange shortly before the plaintiffs hired QES. The Company acted as escrow agent for the property exchange and wired the 1031 exchange proceeds to an account designated by QES that was controlled by Southwest Exchange. Several weeks after the proceeds were sent, unknown parties affiliated with Southwest Exchange stole plaintiffs’ money, along with many other parties’ funds. The trial commenced on June 15, 2008. On July 3, 2008, the jury returned a verdict in favor of plaintiffs on their claim for breach of contract and intentional misrepresentation and awarded damages in the amount of approximately $2.9 million. The Judgment on Jury Verdict was entered by the Court on July 25, 2008.

On September 27, 2008, the Court denied our motions for a judgment notwithstanding the jury verdict and for a new trial. The Company is preparing an appeal of this action. On October 24, 2008, we posted an appellate bond in the amount of $4.5 million. On October 27, 2008, the defendant filed its Notice of Appeal. On November 6, 2008, defendant demanded that the plaintiffs release the judgment lien filed in various counties; plaintiffs’ counsel filed the requested releases.

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

Legal—Cendant Corporate Litigation

Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy, Wyndham Worldwide and Travelport, each of Realogy, Wyndham Worldwide and Travelport have assumed under the Separation and Distribution Agreement certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or Cendant’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from Cendant. Such litigation includes the litigation described below.

CSI Investment et. al. vs. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.) (“Credentials Litigation”) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The Credentials Litigation commenced in February 2000 and was filed against Cendant and its senior management. The Stock Purchase Agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount which was contingent on Credentials’ future performance. The closing occurred just prior to Cendant’s April 15, 1998 disclosure of potential accounting irregularities relating to CUC. Plaintiffs seek payment of certain “hold back” monies in the total amount of $5.7 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million. The case has been delayed or impeded over time as a result of the Cendant securities case and the criminal proceedings against certain former CUC management.

On September 7, 2007, the Court granted summary judgment to dismiss plaintiffs’ fraud claims and to grant plaintiffs’ motion for the hold back monies. In addition, the Court granted summary judgment in favor of the plaintiffs’ motion, ruling that defendants breached the stock purchase agreement. The Court awarded damages together with interest accruing to the date of the summary judgment order of approximately $94 million, and sanctions against Cendant in the amount of $720,000. The Court also determined that Cendant was required to pay plaintiffs’ reasonable attorneys fees.

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

On September 12, 2008, Cendant filed its initial appellate brief with the Court and in October 2008, Realogy and Wyndham paid their proportionate share of the $720,000 of sanctions awarded against Cendant. Plaintiffs filed their opposition brief and opening brief on their cross appeal on November 26, 2008. Cendant’s reply brief and response on the cross-appeal was filed on January 23, 2009. Plaintiffs’ reply brief on their cross appeal is due to be filed on February 27, 2009. Oral argument is expected to take place in the spring of 2009.

Regulatory Proceedings

Under the Tax Sharing Agreement, we are responsible for 62.5% of any payments made to the IRS to settle claims with respect to tax periods ending on or prior to December 31, 2006. Our Consolidated Balance Sheet at December 31, 2008 reflects liabilities to our former parent of $366 million relating to tax matters for which we have potential liability under the Tax Sharing Agreement.

In 2007, Cendant and the Internal Revenue Service (“IRS”) settled the IRS examination for Cendant’s taxable years 1998 through 2002, during which the Company was included in Cendant’s tax returns. The settlement includes the favorable resolution of the stockholder litigation issue, which as discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is reflected in the reduction in amounts “Due to Former Parent” set forth on our Consolidated Balance Sheet. The Company was adequately reserved for this audit cycle and has reflected the results of that examination in these financial statements. The IRS is continuing its examination of Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions.

The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. The results of an audit or litigation could have a material effect on our net income and cash flows in the period or periods for which the determination is made.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Intermediate, which is wholly owned by Holdings. There is no established trading market for our common stock. As of February 23, 2009, approximately 98.7% of the common stock of Holdings was held by investment funds affiliated with our principal equity sponsor, Apollo Management, L.P. and an investment fund of co-investors managed by Apollo (collectively, “Apollo”).

Since the Acquisition, we have paid no cash dividends in respect of our common stock. Our senior secured credit facility and the indentures governing our Unsecured Notes contain covenants that limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated and combined financial data and operating statistics. The consolidated and combined statement of operations data for each of the years in the three-year period ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere herein. The combined statement of operations data of the Predecessor for the years ended December 31, 2005 and 2004 and the combined balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our combined financial statements not included elsewhere herein.

Although Realogy continued as the same legal entity after the Merger, the consolidated financial statements for 2007 are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The consolidated statement of operations data for the period January 1, 2007 to April 9, 2007 are derived from the audited financial statements of the Predecessor included elsewhere in this Annual Report, and the consolidated statement of operations data for the period April 10, 2007 to December 31, 2007 are derived from the audited financial statements of the Successor included elsewhere in this Annual Report. In the opinion of management, the statement of operations data for 2007 include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations as of the dates and for the periods indicated. The results for periods of less than a full year are not necessarily indicative of the results to be expected for any interim period or for a full year.

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

	Successor		Predecessor
	As of or For the Year Ended December 31, 2008	As of or For the Period April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	As of or For the Year Ended December 31,
				2006	2005	2004
	(In millions, except operating statistics)
Statement of Operations Data:
Net revenue	$4,725	$4,472	$1,492	$6,483	$7,135	$6,546
Total expenses	6,988	5,708	1,560	5,888	6,101	5,548

Income (loss) before income taxes, minority interest and equity in earnings	(2,263)	(1,236)	(68)	595	1,034	998
Income tax (benefit) expense	(380)	(439)	(23)	237	408	379
Minority interest, net of tax	1	2	—	2	3	4
Equity in (earnings) losses of unconsolidated entities	28	(2)	(1)	(9)	(4)	(3)

Net income (loss)	$(1,912)	$(797)	$(44)	$365	$627	$618

Balance Sheet Data:
Securitization assets (a)	$845	$1,300		$1,190	$856	$497
Total assets	8,912	11,172		6,668	5,439	5,015
Securitization obligations	703	1,014		893	757	400
Long-term debt	6,760	6,239		1,800	—	—
Stockholder’s equity (deficit) (b)	(742)	1,200		2,483	3,567	3,552

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Statistics:
Real Estate Franchise Services (d)
Closed homesale sides—franchisees (c),	995,622	1,221,206	1,515,542	1,848,000	1,814,165
Closed homesale sides—average homesale price (e)	$214,271	$230,346	$231,664	$224,486	$197,547
Average homesale brokerage commission rate (f)	2.52%	2.49%	2.47%	2.51%	2.56%
Net effective royalty rate (g)	5.12%	5.03%	4.87%	4.69%	4.69%
Royalty per side (h)	$287	$298	$286	$271	$247
Company Owned Real Estate Brokerage Services (i)
Closed homesale sides (c)	275,090	325,719	390,222	468,248	488,658
Average homesale price (e)	$479,301	$534,056	$492,669	$470,538	$407,757
Average homesale brokerage commission rate (f)	2.48%	2.47%	2.48%	2.49%	2.53%
Gross commission income per side (j)	$12,612	$13,806	$12,691	$12,100	$10,635
Relocation Services
Initiations (k)	136,089	132,343	130,764	121,717	115,516
Referrals (l)	71,743	78,828	84,893	91,787	89,416
Title and Settlement Services
Purchasing title and closing units (m)	110,462	138,824	161,031	148,316	144,699
Refinance title and closing units (n)	35,893	37,204	40,996	51,903	55,909
Average price per closing unit (o)	$1,500	$1,471	$1,405	$1,384	$1,262

(a)	Represents the portion of relocation receivables and advances, relocation properties held for sale and other related assets that collateralize our securitization obligations. Refer to Note 8 “Long and Short Term Debt” in the consolidated and combined financial statements for further information.

(b)	For December 31, 2004 to 2005, this represents Cendant’s net investment (capital contributions and earnings from operations less dividends) in Realogy and accumulated other comprehensive income. In 2006, stockholders’ equity decreased $1,084 million driven by $2,183 million of net distributions payments made to Cendant related to the separation from Cendant and our repurchase of $884 million (approximately 38 million shares) of Realogy common stock offset by $1,454 million of distributions received from Cendant’s sale of Travelport and net income earned during the year ended December 31, 2006. In 2007 and 2008, stockholder’s equity is comprised of the capital contribution of $2,001 million from affiliates of Apollo and co-investors offset by the net loss for the period.
(c)	A closed homesale side represents either the “buy” side or the “sell” side of a homesale transaction.
(d)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.
(e)	Represents the average selling price of closed homesale transactions.
(f)	Represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction.
(g)	Represents the average percentage of our franchisees’ commission revenues (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty.
(h)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.
(i)	Our real estate brokerage business has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. The real estate franchise business has franchised offices that are more widely dispersed across the United States than our real estate brokerage operations. Accordingly, operating results and homesale statistics may differ between our brokerage and franchise businesses based upon geographic presence and the corresponding homesale activity in each geographic region.
(j)	Represents gross commission income divided by closed homesale sides.
(k)	Represents the total number of transferees served by the relocation services business.
(l)	Represents the number of referrals from which we earned revenue from real estate brokers.
(m)	Represents the number of title and closing units processed as a result of a home purchases. The amounts presented for the year ended December 31, 2006 include 31,018 purchase units as a result of the acquisition of Texas American Title Company on January 6, 2006.
(n)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans. The amounts presented for the year ended December 31, 2006 include 1,255 refinance units as a result of the acquisition of Texas American Title Company.
(o)	Represents the average fee we earn on purchase title and refinancing title units.

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

Between January 1, 2004 and December 31, 2008, we completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 3 “Acquisitions” to our consolidated and combined financial statements for a discussion of the acquisitions made in the periods ended December 31, 2008, 2007 and 2006, respectively.

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

Overview

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services—(known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of December 31, 2008, we had approximately 15,600 franchised and company owned offices and 285,000 sales associates operating under our brands in the U.S. and 94 other countries and territories around the world, which included approximately 835 of our company owned and operated brokerage offices with approximately 50,800 sales associates.

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

As discussed under the heading “Industry Trends,” the domestic residential real estate market is in a significant and prolonged downturn. As a result, our results of operations during the past three years have been materially adversely affected. Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proved exceedingly difficult to predict. Despite the current downturn, we believe that the housing market will benefit over the long-term from expected positive long-term demographic trends, such as population growth, and increases in the number of U.S. households, as well as economic fundamentals, such as rising gross domestic product, among others.

July 2006 Separation from Cendant

Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation to separate into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006.

Before our Separation from Cendant, we entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our separation from Cendant. See Note 14 “Separation Adjustments and Transactions with Former Parent and Subsidiaries” to the consolidated and combined financial statements for further information.

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

Our combined results of operations, financial position and cash flows for the period prior to August 1, 2006, may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the Separation from Cendant.

April 2007 Merger Agreement with Affiliates of Apollo

On December 15, 2006, we entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”). Under the merger agreement, Holdings would acquire the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with and into Realogy, with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”).

The Company incurred substantial indebtedness in connection with the transaction, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, the Company entered into a senior secured credit facility, issued unsecured notes and refinanced the credit facilities governing the Company’s relocation securitization programs (collectively, the “Transactions”). See “—Liquidity and Capital Resources” for additional information on the Transactions. In addition, investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to the Company to complete the Transactions, which was treated as a contribution to our equity.

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

The aggregate consideration paid in the Merger has been allocated to state the acquired assets and liabilities at fair value as of the acquisition date. The fair value adjustments (i) increased the carrying value of certain of our assets and liabilities, (ii) established or increased the carrying value of intangible assets for our tradenames, customer relationships, franchise agreements and pendings and listings and (iii) revalued our long-term benefit plan obligations and insurance obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization expense have significantly increased and we are significantly leveraged. As a result, the current downturn in the housing market has adversely impacted our business and results of operations and our significant level of indebtedness makes us more vulnerable to a prolonged downturn in the residential real estate market and an economic slowdown or recession as more fully described under “Item 1A. Risk Factors” in this Annual Report.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of 2007, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $667 million ($445 million, net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million. The impairment was the result of the continued downturn in the residential real estate market in 2007 as well as reduced short term financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated and combined statements of operations and is non-cash in nature.

During the fourth quarter of 2008, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $1,739 million ($1,523 million, net of income tax benefit). The impairment charge reduced intangible assets by $384 million and reduced goodwill by $1,355 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage services segment by $162 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $289 million. The impairment is the result of the worsening macro-economic factors during 2008, particularly during the fourth quarter of 2008 with the systematic failure of financial institutions and the related tightening of the credit markets and the deepening recession and increasing levels of unemployment. The worsening macro-economic factors have adversely affected the Company’s operations and negatively impacted the Company’s financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated statements of operations and is non-cash in nature.

For 2007 and 2008, the Company has incurred the following impairment charges to goodwill and intangible assets:

	Cumulative Total	As of December 31,
		2008	2007
Real Estate Franchise Services	1,466	953	513
Company Owned Real Estate Brokerage Services	162	162	—
Relocation Services	375	335	40
Title and Settlement Services	403	289	114

Total Company	2,406	1,739	667

In addition, in 2008, the Company recorded impairment charges of $50 million related to investments in unconsolidated entities as a result of lower long term financial forecasts and a higher weighted average cost of capital.

Current Industry Trends

Our businesses compete primarily in the domestic residential real estate market, which currently is in a significant and prolonged downturn that initially began in the second half of 2005. Leading up to 2005, home prices and the number of homesale transactions rose rapidly in the first half of the decade due to a combination of factors including (1) increased owner-occupant demand for larger and more expensive homes made possible by unusually favorable financing terms for both prime and sub-prime borrowers, (2) low interest rates, (3) record appreciation in housing prices driven partially by investment speculation, (4) the growth of the mortgage-backed securities market as an alternative source of capital to the mortgage market and (5) high credit ratings for mortgage backed securities despite increasing inclusion of subprime loans made to buyers relying upon continuing home price appreciation rather than more traditional underwriting standards.

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend has continued from 2006 through the present period. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole—the hardest hit areas have been those areas that had experienced the greatest speculation and year over year price appreciation. The overall slowdown in transaction activity has caused a buildup of large inventories of housing, an increase in short sale and foreclosure activity, particularly in states such as California and Florida that benefited more than average from the housing growth in the first half of the decade, and a contraction of the market for mortgage financing, all of which have contributed to heightened buyer caution regarding timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

The housing market is also being impacted by consumer sentiment about the overall state of the economy, particularly mounting consumer anxiety over negative economic growth and rising unemployment. The quickly deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 have caused a further decrease in homesale transactions and more downward pressure on homesale prices. According to the Conference Board, a New York based industry research group, consumer confidence decreased from 90.6 percent in December 2007 to 50.4 percent in June 2008 and then fell further to 25.0 percent in February 2009, a new all-time low.

A continued decline in homesale transactions or prices due to some or all of the factors discussed above will adversely affect our revenue and profitability. Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proven exceedingly difficult to predict.

Our relocation services business is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our relocation services business are corporate spending and employment trends which have been negatively impacted by the negative economic growth and rising unemployment.

Homesales

During the first half of this decade, based on information published by NAR, existing homesales volumes have risen to their highest levels in history. That growth rate reversed in 2006 and continued to decline through 2008 as reflected in the table below. Our recent financial results confirm that this negative trend continued into 2008 as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the year ended December 31, 2008 experienced closed homesale side decreases of (18%) and (16%), respectively, compared to the year ended December 31, 2007.

	2008 vs. 2007		2007 vs. 2006	2006 vs. 2005
Number of Homesales
Industry
NAR	(13	%)(a)	(13%)	(9%)
FNMA	(13	%)(a)	(13%)	(9%)
Realogy
Real Estate Franchise Services	(18%)		(19%)	(18%)
Company Owned Real Estate Brokerage Services	(16%)		(17%)	(17%)

(a)	Existing homesale data is as of February 2009 for NAR and FNMA.

For 2009 compared to 2008, NAR, as of February 2009, forecasts an increase in existing homesale transactions of 4% and FNMA, as of February 2009, forecasts that existing homesale transactions will be down 4%.

Existing homesale volume was reported by NAR to be approximately 4.9 million homes for 2008 compared to 5.7 million homes for 2007, which was down from 6.5 million homes in 2006 versus the high of 7.1 million homes in 2005. Our recent financial results confirm this trend as evidenced by our homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses.

Homesale Price

Based upon information published by NAR, the national median price of existing homes increased from 2001 to 2005 at a compound annual growth rate, or CAGR, of 7.3% compared to a CAGR of 3.0% from 1972 to 2000. According to NAR, the rate of increase slowed significantly in 2006 and declined for the first time since 1972 in 2007 and 2008 as reflected in the table below. Our recent financial results confirm that this declining pricing trend continued into 2008 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses which for the year ended December 31, 2008 experienced average closed homesale price decreases of (7%) and (10%), respectively, compared to the year ended December 31, 2007. Furthermore, the decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment is also being impacted by a shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas as well as an increase in REO activities.

	2008 vs. 2007		2007 vs. 2006	2006 vs. 2005
Price of Homes
Industry
NAR	(9	%)(a)	(1%)	1%
FNMA	(9	%)(a)	(1%)	1%
Realogy
Real Estate Franchise Services	(7%)		(1%)	3%
Company Owned Real Estate Brokerage Services	(10%)		8%	5%

(a)	Existing homesale price data is for median price and is as of February 2009 for NAR and FNMA.

For 2009 compared to 2008, NAR and FNMA as of February 2009 forecast a decrease in median homesale price of 3% and 9%, respectively.

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

Home Inventory

According to NAR, the number of existing homes for sale increased from 3.45 million homes at December 2006 to 3.97 million homes at December 2007. This increase in homes represents an increase of 2.4 months of supply from 6.5 months at December 2006 to 8.9 months at December 2007. At December 2008, the number of existing homes for sale was 3.7 million homes, which represents a seasonally adjusted 9.4 months of supply, which represents a decrease in inventory from November 2008 when there was 11.2 months of supply. This historically high level of supply could continue to add downward pressure to the price of existing homesales.

Housing Affordability Index

According to NAR, the housing affordability index had continued to improve as a result of the homesale price declines experienced in 2007 and 2008 and could favorably impact a housing recovery. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index was 129 for 2008 compared to 112 for 2007 and 106 for 2006.

Other Factors

Interest rates continue to be at historically low levels. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from 6.41% in 2006 to 6.34% in 2007 and further to 6.03% in 2008.

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, we have had to record bad debt expense of $24 million and development advance note reserve expense of $11 million in 2008. In addition, we have had to terminate franchisees more frequently due to their performance and non-payment. We are actively monitoring the collectability of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our bad debts reserve and reserve for development advance notes in the future.

The real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The business also is affected by interest rate volatility. Also, as noted above, tightened mortgage underwriting criteria limits many customers’ ability to qualify for a mortgage. If mortgage rates fall or remain low, the number of homesale transactions may increase as homeowners choose to move because financing appears affordable or renters decide to purchase a home for the first time. If inflation concerns become more prevalent and interest rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay higher mortgage rates.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing home ownership rates, interest rate trends and locally based dynamics such as housing demand relative to housing supply. Although we see improvement in affordability and a slight lessening in the overhang of housing inventory, we are not certain when credit markets and the job market will return to a more normal state or the general economy will improve. Consequently, we cannot predict when the market and related economic forces will return the residential real estate industry to a growth period.

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

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. From 2006 through 2008, the average broker commission rate our franchisees charge their customer and we charge our customer has remained stable (within five basis points); however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

In addition, in our Real Estate Franchise Services segment, we are also impacted by the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty per side. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region.

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

Of these measures, closed homesale sides, average homesale price and average broker commission rate are the most critical to our business and therefore have the greatest impact on our net income (loss) and segment “EBITDA,” which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented on our Consolidated and Combined Statements of Operations.

The sustained decline in existing homesales and sustained decline in home prices has and could continue to adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services and reducing the referral fees earned by our relocation services business. Our results could also be negatively affected by a decline in commission rates charged by brokers.

The following table presents our drivers for the years ended December 31, 2008 and 2007. See “Results of Operations” below for a discussion as to how the material drivers affected our business for the periods presented.

	Year Ended December 31,
	2008	2007	% Change
Real Estate Franchise Services (a)
Closed homesale sides	995,622	1,221,206	(18%)
Average homesale price	$214,271	$230,346	(7%)
Average homesale broker commission rate	2.52%	2.49%	3 bps
Net effective royalty rate	5.12%	5.03%	9 bps
Royalty per side	$287	$298	(4%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	275,090	325,719	(16%)
Average homesale price	$479,301	$534,056	(10%)
Average homesale broker commission rate	2.48%	2.47%	1 bps
Gross commission income per side	$12,612	$13,806	(9%)

Relocation Services
Initiations	136,089	132,343	3%
Referrals	71,743	78,828	(9%)

Title and Settlement Services
Purchase Title and Closing Units	110,462	138,824	(20%)
Refinance Title and Closing Units	35,893	37,204	(4%)
Average price per closing unit	$1,500	$1,471	2%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

The following table presents our drivers for the years ended December 31, 2007 and 2006. See “Results of Operations” below for a discussion as to how the drivers affected our business for the periods presented.

	Year Ended December 31,
	2007	2006	% Change
Real Estate Franchise Services (a)
Closed homesale sides	1,221,206	1,515,542	(19)%
Average homesale price	$230,346	$231,664	(1)%
Average homesale broker commission rate	2.49%	2.47%	2 bps
Net effective royalty rate	5.03%	4.87%	16 bps
Royalty per side	$298	$286	4%

Company Owned Real Estate Brokerage Services
Closed homesale sides	325,719	390,222	(17)%
Average homesale price	$534,056	$492,669	8%
Average homesale broker commission rate	2.47%	2.48%	(1 bps)
Gross commission income per side	$13,806	$12,691	9%

Relocation Services
Initiations	132,343	130,764	1%
Referrals	78,828	84,893	(7)%

Title and Settlement Services
Purchase Title and Closing Units	138,824	161,031	(14)%
Refinance Title and Closing Units	37,204	40,996	(9)%
Average price per closing unit	$1,471	$1,405	5%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

The following table represents the impact of our revenue drivers on our business operations.

The following table sets forth the impact on segment EBITDA for the year ended December 31, 2008 assuming actual homesale sides and average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%, 3% and 5%.

	Homesale Sides/ Average Price (1)	Decline of			Increase of
		5%	3%	1%	1%	3%	5%
	(units and price in thousands)	($ millions)
Homesale Sides change impact on:
Real Estate Franchise Services (2)	996 sides	($14)	($9)	($3)	$3	$9	$14
Company Owned Real Estate Brokerage Services (3)	275 sides	($54)	($32)	($11)	$11	$32	$54

Homesale Average Price change impact on:
Real Estate Franchise Services (2)	$214	($14)	($9)	($3)	$3	$9	$14
Company Owned Real Estate Brokerage Services (3)	$479	($54)	($32)	($11)	$11	$32	$54

(1)	Average price represents the average selling price of closed homesale transactions.
(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.
(3)	Increase/(decrease) represents impact on company owned real estate brokerage operations and related intercompany royalties to our real estate franchise services operations.

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

Realogy Corporation and the Predecessor

Unaudited Pro Forma Combined Statement of Operations

For the Year ended December 31, 2007

(In millions)	Predecessor	Successor
	Period from January 1 Through April 9, 2007	Period from April 10 Through December 31, 2007	Transactions		Pro Forma Combined
Revenues
Gross commission income	$1,104	$3,409	$—		$4,513
Service Revenue	216	622	11	(a)	849
Franchise fee	106	318	—		424
Other	66	123	(2	)(b)	187

Net revenues	1,492	4,472	9		5,973

Expenses
Commission and other agent related costs	726	2,272	—		2,998
Operating	489	1,329	(7	)(a)	1,811
Marketing	84	182	—		266
General and administrative	123	180	(47	)(a,c)	256
Former parent legacy costs (benefit), net	(19)	27	—		8
Separation costs	2	4	—		6
Restructuring costs	1	35	—		36
Merger costs	80	24	(104	)(d)	—
Impairment of intangible assets and goodwill	—	667	—		667
Depreciation and amortization	37	502	(318	)(e)	221
Interest expense	43	495	104	(f)	642
Interest income	(6)	(9)	—		(15)

Total expenses	1,560	5,708	(372)		6,896

Income (loss) before income taxes, minority interest and equity in earnings	(68)	(1,236)	381		(923)
Income tax expense (benefit)	(23)	(439)	145	(g)	(317)
Minority interest, net of tax	—	2	—		2
Equity in (earnings) losses of unconsolidated entities	(1)	(2)	—		(3)

Net income (loss)	$(44)	$(797)	$236		$(605)

See Notes to Unaudited Pro Forma Combined Statement of Operations.

Notes to Unaudited Pro Forma Combined Statement of Operations (in millions)

(a)	Reflects the elimination of the negative impact of $18 million of non-recurring fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and fair value adjustments on at-risk homes.
(b)	Reflects the incremental borrowing costs for the period from January 1, 2007 to April 9, 2007 of $2 million as a result of the securitization facilities refinancings. The borrowings under the securitization facilities are advanced to customers of the relocation business and the Company generally earns interest income on the advances, which are recorded within other revenue net of the borrowing costs under the securitization arrangement.
(c)	Reflects (i) incremental expenses for the period from January 1, 2007 to April 9, 2007 in the amount of $3 million representing the estimated annual management fee to be paid by Realogy to Apollo (as described in “ Item 13—Certain Relationships and Related Transactions, and Director Independence—Apollo Management Fee Agreement”), and (ii) the elimination of $50 million of separation benefits payable to our former CEO upon retirement, the amount of which was determined as a result of a change in control provision in his employment agreement with the Company.
(d)	Reflects the elimination of $104 million of merger costs which are comprised primarily of $56 million for the accelerated vesting of stock based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus payments incurred in connection with the Transactions and $19 million of professional costs incurred by the Company associated with the Merger.
(e)	Reflects an increase in amortization expenses for the period from January 1, 2007 to April 9, 2007 resulting from the values allocated on a preliminary basis to our identifiable intangible assets, less the amortization of pendings and listings. Amortization is computed using the straight-line method over the asset’s related useful life.

(In millions)	Estimated fair value	Estimated useful life	Amortization
Real estate franchise agreements	$2,019	30 years	$67
Customer relationships	467	10-20 years	26
License agreement—Franchise	42	47 years	1

Estimated annual amortization expense			94
Less:
Amortization expense recorded for the items above			(75)
Amortization expense for non-recurring pendings and listings			(337)

Pro forma adjustment			$(318)

(f)	Reflects incremental interest expense for the period from January 1, 2007 to April 9, 2007 in the amount of $104 million related to the indebtedness incurred in connection with the Merger which includes $6 million of incremental deferred financing costs amortization and $2 million of incremental bond discount amortization relating to the senior notes, senior toggle notes and senior subordinated notes.

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

2007 Pro Forma Combined Revenues and EBITDA by Segment

The reportable segments information below for 2007 is presented on a pro forma combined basis and is utilized in our discussion below of the 2007 annual operating results compared to 2008 and 2006. The pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the consolidated results of operations or financial position that we would have reported had the Transactions been completed as of January 1, 2007 and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition for future periods.

	Revenues (a)
	Predecessor	Successor	Adjustments For Transactions	Pro Forma Combined
	Period From January 1 Through April 9, 2007	Period From April 10 Through December 31, 2007		Year Ended December 31, 2007
Real Estate Franchise Services	$217	$601	$—	$818
Company Owned Real Estate Brokerage Services	1,116	3,454	—	4,570
Relocation Services	137	385	9	531
Title and Settlement Services	96	274	—	370
Corporate and Other (b)	(74)	(242)	—	(316)

Total Company	$1,492	$4,472	$9	$5,973

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $316 million for the year ended December 31, 2007. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $52 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the year ended December 31, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Predecessor	Successor	Adjustments For Transactions	Pro Forma Combined
	Period From January 1 Through April 9, 2007	Period From April 10 Through December 31, 2007		Year Ended December 31, 2007
Real Estate Franchise Services	$122	$(130)	$13	$5
Company Owned Real Estate Brokerage Services	(47)	44	27	24
Relocation Services	12	17	23	52
Title and Settlement Services	(4)	(98)	7	(95)
Corporate and Other (b)	(76)	(81)	97	(60)

Total Company	7	(248)	167	(74)
Less:
Depreciation and amortization	37	502	(318)	221
Interest expense, net	37	486	104	627
Income tax expense (benefit)	(23)	(439)	145	(317)

Net income (loss)	$(44)	$(797)	$236	$(605)

(a)	Includes $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs for the year ended December 31, 2007.
(b)	2007 EBITDA includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007 (Pro Forma Combined)

Our consolidated results comprised the following:

	Year Ended December 31,
	2008	Pro Forma Combined 2007	Change
Net revenues	$4,725	$5,973	$(1,248)
Total expenses (1) (2)	6,988	6,896	92

Income (loss) before income taxes, minority interest and equity in earnings	(2,263)	(923)	(1,340)
Income tax benefit	(380)	(317)	(63)
Minority interest	1	2	(1)
Equity in (earnings) losses of unconsolidated entities	28	(3)	31

Net loss	$(1,912)	$(605)	$(1,307)

(1)	Total expenses for the year ended December 31, 2008 include an impairment charge of $1,789 million which reduced intangible assets by $384 million, reduced goodwill by $1,355 million and reduced investments in unconsolidated entities by $50 million, $58 million of restructuring costs and $2 million of merger cost offset by a benefit of $20 million of former parent legacy costs.
(2)	Total expenses for the year ended December 31, 2007 include an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million, $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs.

Net revenues decreased $1.2 billion (21%) for the year ended December 31, 2008 compared with the year ended December 31, 2007 on a pro forma combined basis principally due to a decrease in revenues for our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume and the average price of homes sold.

Total expenses increased $92 million (1%) primarily due to the following:

•	an incremental increase in impairment charges of $1,122 million; and

•	increased restructuring expenses of $22 million;

significantly offset by:

•	a decrease of $723 million of commission expenses paid to real estate agents as a result of the reduction in gross commission income revenues and an improvement in the commission split rate; and

•	lower operating, marketing and general and administrative expenses as a result of restructuring activities and other cost saving initiatives implemented in 2008.

Our effective tax benefit for the year ended December 31, 2008 was 17% compared to 34% for the year ended December 31, 2007. The tax benefit realized for 2008 was reduced as a result of the impairment of non-deductible goodwill and the recognition of a valuation allowance. The tax benefit realized for 2007 was reduced by tax expense related to non-deductible transaction costs incurred in connection with our acquisition by Apollo and the impairment of non-deductible goodwill.

Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31:

	Revenues			EBITDA (b) (c)			Margin
	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	Change
Real Estate Franchise Services	$642	$818	(22%)	$(597)	$5	*	(93%)	1%	(94)
Company Owned Real Estate Brokerage Services	3,561	4,570	(22)	(269)	24	*	(8)	1	(9)
Relocation Services	451	531	(15)	(257)	52	*	(57)	10	(67)
Title and Settlement Services	322	370	(13)	(303)	(95)	*	(94)	(26)	(68)
Corporate and Other (a)	(251)	(316)	*	(23)	(60)	*

Total Company	$4,725	$5,973	(21%)	(1,449)	(74)	*	(31%)	(1%)	(30)

Less:
Depreciation and amortization				219	221
Interest expense, net				624	627
Income tax benefit				(380)	(317)

Net loss				$(1,912)	$(605)

(*)	not meaningful

(a)	Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $251 million and $316 million during the year ended December 31, 2008 and 2007, respectively.
(b)	2008 EBITDA includes an impairment charge of $1,789 million, $58 million of restructuring costs and $2 million of merger cost offset by a benefit of $20 million of former parent legacy costs. The impairment charge of $1,789 million reduced intangible assets by $384 million, reduced goodwill by $1,355 million and reduced investments in unconsolidated entities by $50 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $195 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $306 million.
(c)	2007 pro forma combined EBITDA includes an impairment charge of $667 million, $36 million of restructuring costs, $6 million of separation costs and $8 million of former parent legacy costs. The impairment charge of $667 million reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased 30 percentage points for the year ended December 31, 2008 compared to 2007 on a pro forma combined basis due to a decrease in EBITDA at all of the business segments as discussed below primarily related to the impairment of goodwill and intangibles. Excluding the impairment charges, “Total Company” margin would have been 8% in 2008 and 10% in 2007.

On a segment basis, the Real Estate Franchise Services segment margin decreased 94 percentage points to (93%) versus 1% in the comparable prior period on a pro forma combined basis. The year ended December 31, 2008 included a $953 million impairment of goodwill and intangible assets compared to an impairment charge of $513 million for the year ended December 31, 2007. Excluding the impairment charges, Real Estate Franchise Services segment margin would have been 55% in 2008 and 63% in 2007. The year ended December 31, 2008 also reflected a decrease in the number of homesale transactions and a decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and the net effective royalty rate. The Company Owned Real Estate Brokerage Services segment margin decreased 9 percentage points to (8%) from 1% for the year ended December 31, 2007. The year ended December 31, 2008 included a $162 million impairment of intangible assets and a $33 million impairment in an investment in an unconsolidated entity. Excluding the 2008 impairment charge, Company Owned Real Estate Brokerage Services segment margin would have been (1%) in 2008. The segment margin was also impacted by a decrease in the number of homesale transactions and a decrease in the average homesale price partially offset by lower operating expenses primarily as a result of restructuring and cost saving activities. In addition, the Company Owned Real Estate Brokerage Services segment recorded its portion of an impairment charge of $31 million in equity (earnings) losses of unconsolidated entities as a result of an impairment analysis completed by PHH Home Loans. The Relocation Services segment margin decreased 67 percentage points to (57%) from 10% in the comparable prior period primarily driven by a $335 million impairment of intangible assets and goodwill compared to an impairment of $40 million in 2007, and due to lower referral fee revenues compared to the year ended December 31, 2007 offset by the positive impact related to the absence of losses in the at-risk business in 2008 due to the exit of the government portion of the business. Excluding the impairment charges, Relocation Services segment margin would have stayed flat at 17% in 2008 compared to 2007. The Title and Settlement Services segment margin decreased 68 percentage points to (94%) from (26%) in the comparable prior period. The decrease in margin profitability was mainly attributable to a $289 million impairment of intangible assets and goodwill and a $17 million impairment in an investment in an unconsolidated entity compared to an impairment of $114 million in 2007. Excluding the impairment charges, Title and Settlement Services segment margin would have been 1% in 2008 and 5% in 2007. The segment margin was also negatively impacted by reduced homesale and refinancing volume.

The Corporate and Other EBITDA for the year ended December 31, 2008 was a negative $23 million compared to a negative $60 million in the same period in 2007. The EBITDA improvement was primarily the result of former parent legacy matter benefits of $28 million as well as the receipt of $5 million of insurance proceeds.

Real Estate Franchise Services

Revenues decreased $176 million to $642 million and EBITDA decreased $602 million to a loss of $597 million for the year ended December 31, 2008 compared with 2007 on a pro forma combined basis.

We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide operational and administrative services, tools and systems to franchisees, which are designed to assist franchisees in achieving increased revenue and profitability. Such services include national and local advertising programs, listing and agent-recruitment tools, training and volume purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and are recognized by us as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). Royalty increases or decreases are recognized with little or no corresponding increase or decrease in expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchisees, our company owned real estate brokerage services segment continues to pay royalties to the Real Estate Franchise Services segment. However, these intercompany royalties, which approximated $237 million and $299 million during 2008 and 2007, respectively, are eliminated in consolidation through the Corporate and Other segment and therefore have no impact on consolidated and combined revenues and EBITDA, but do affect segment level revenues and EBITDA. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for real estate franchise services.

Apart from the $62 million decrease in intercompany royalties noted above, the decrease in revenue was primarily driven by:

•

a $78 million decrease in third-party franchisees royalty revenue due to an 18% decrease in the number of homesale transactions from our third-party franchisees and a 7% decrease in average homesale price,

•	a decrease in revenue from the sale of foreign master franchisee agreements of $23 million, and

•	an $11 million decrease in marketing revenue and related marketing expenses driven by lower sales for the year ended 2008.

The revenue decreases were partially offset by an increase in revenue from foreign franchisees of $3 million, of which, $2 million is incremental revenue from the acquisition of the Coldwell Banker Canada master franchise rights.

The decrease in EBITDA was due to the reduction in revenues noted above as well as a $953 million impairment of intangible assets in 2008 compared to an impairment of $513 million in 2007, an increase of $5 million related to the operating expenses for the Better Homes and Garden Real Estate brand, which launched in July 2008 and an increase of $7 million in bad debt expense, reserves for development advance notes and promissory notes including an increase in the amortization of development advance notes. This was partially offset by a $9 million reduction in employee related costs and benefits.

Company Owned Real Estate Brokerage Services

Revenues decreased $1,009 million to $3,561 million and EBITDA decreased $293 million to a loss of $269 million for the year ended December 31, 2008 compared with 2007 on a pro forma combined basis.

As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to real estate agents, which are recognized concurrently with associated revenues. We also operate a large independent residential Real Estate Owned (“REO”) asset manager. These REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders. The profitability of this business is countercyclical to the overall state of the housing market and is a meaningful contributor to the 2008 financial results of the Company Owned Real Estate Brokerage segment.

The decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions, excluding REO revenues, of $1,046 million, which was primarily driven by a 16% decline in the number of homesale transactions, and a 10% decrease in the average price of homes sold. We believe the 16% decline in homesale transactions is reflective of industry trends in the markets we serve. The reduction in revenue was partially offset by a $50 million increase in revenues from our REO asset management company. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market.

EBITDA decreased for the year ended December 31, 2008 compared to 2007 due to the decrease in revenues discussed above and a $162 million impairment of intangible assets along with a $29 million charge recorded in equity (earnings) losses of unconsolidated entities which includes a $31 million impairment charge which, represents the Company’s portion of an impairment recorded by PHH Home Loans. The Company also performed an impairment analysis of its investment in PHH Home Loans and recognized an incremental impairment loss of $33 million. In addition, EBITDA decreased due to an increase in restructuring expenses of $19 million recognized in 2008 compared to 2007.

These negative impacts on EBITDA are offset by:

•	a decrease of $723 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $62 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $49 million due to a shift to technology media marketing and other cost reduction initiatives; and

•	a decrease of $125 million of other operating expenses, net of inflation is primarily the result of restructuring, cost saving activities and reduced employee costs.

To counteract the EBITDA decrease, the Company has implemented significant cost saving measures which have substantially reduced fixed costs associated with operating a full service real estate brokerage business, however, the realization of these cost saving measures have been unable to fully offset the overall decline in revenues less commission expenses for the current period.

Relocation Services

Revenues decreased $80 million to $451 million and EBITDA decreased $309 million to a loss of $257 million for the year ended December 31, 2008 compared with 2007 on a pro forma combined basis.

We provide relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services, home-finding and other related services. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue on a net basis as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either the value per the underlying third party buyer contract with the transferee, which results in no gain or loss to us, or the appraised value as determined by independent appraisers. We generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations as earned until the point of repayment by the client. Additionally, we earn revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral fee or commission, which is recognized at the time of completion of services.

On March 14, 2008, the Company notified the United States General Services Administration (“GSA”) that it had exercised its contractual termination rights with the GSA relating to the relocation of certain U.S. government employees. The termination of this contract significantly reduced the Company’s exposure to the purchase of at-risk homes, which, due to the downturn in the U.S. residential real estate market and the fixed fee nature of the at-risk home sale pricing structure, had become unprofitable in 2007. This termination did not apply to contracts with the FDIC, the U.S. Postal Service or to our government business in the United Kingdom, which operate under a different pricing structure.

The decrease in revenues was primarily driven by:

•

a decrease of $51 million in at-risk revenue mainly due to lower transaction volume in connection with the wind down of the government portion of our at-risk business, which was substantially completed by the end of 2008;

•	a decrease of $36 million in referral fee revenue primarily due to lower domestic transaction volume as well as decreased home values; and

•	a reduction of $2 million of net interest income primarily due to the deterioration of the spread between the rate charged to customers compared to the rate incurred for our securitization borrowings, partially offset by:

•	$15 million of incremental international revenue due to increased transaction volume.

EBITDA was impacted by the reduction in revenues noted above and a $335 million impairment of intangible assets compared to an impairment of $40 million in 2007. In addition, EBITDA was negatively impacted by $10 million of losses related to foreign currency denominated transactions offset by a $77 million reduction in costs related to the wind down of the government portion of our at-risk business and other cost saving initiatives.

Title and Settlement Services

Revenues decreased $48 million to $322 million while EBITDA decreased $208 million to a loss of $303 million for the year ended December 31, 2008 compared with 2007 on a pro forma combined basis.

We provide title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. We provide many of these services to third party clients in connection with transactions generated by our company owned real estate brokerage and relocation services segments. We also provide title and closing services, including title searches, title insurance, homesale escrow and other closing services.

The decrease in revenues is primarily driven by $51 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment and $5 million of decreased revenues from our short term investments. These revenue decreases were partially offset by $8 million of revenue related to the consolidation of a venture that was previously accounted for using the equity method.

EBITDA decreased due to the effect of the $51 million reduction in revenues discussed above partially offset by $40 million of lower cost of sales for resales and refinancings, a $289 million impairment of intangible assets and goodwill compared to a $114 million impairment in 2007, a $17 million impairment of our investment in unconsolidated entities, an increase in legal reserves of $2 million, partially offset by $5 million in gains from the exit of existing joint venture arrangements in the third quarter of 2008.

2008 Restructuring Program

During the year ended December 31, 2008, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. Total 2008 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of December 31, 2008
Real Estate Franchise Services	$—	$3	$(1)	$2
Company Owned Real Estate Brokerage Services	—	45	(27)	18
Relocation Services	—	3	(1)	2
Title and Settlement Services	—	5	(3)	2
Corporate and Other	—	2	—	2

	$—	$58	$(32)	$26

The table below shows the total 2008 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	$9	$17	$—	$26

Pro Forma Combined Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Our pro forma combined results comprised the following:

	Year Ended December 31,
	Pro Forma Combined 2007	2006	Change
Net revenues	$5,973	$6,483	$(510)
Total expenses (1)	6,896	5,888	1,008

Income (loss) before income taxes, minority interest and equity in earnings	(923)	595	(1,518)
Income tax (benefit) expense	(317)	237	(554)
Minority interest	2	2	—
Equity in (earnings) losses of unconsolidated entities	(3)	(9)	6

Net income (loss)	$(605)	$365	$(970)

(1)	Total expenses for the year ended December 31, 2007 include an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million, $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs. Total expenses for the year ended December 31, 2006 include $66 million of separation costs, $46 million of restructuring costs and $4 million of merger costs offset by a benefit of $38 million of former parent legacy costs.

Net revenues decreased $510 million (8%) for 2007 compared with 2006 principally due to a decrease in revenues for our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume across the real estate industry, partially offset by growth in the average prices of homes sold.

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

Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31:

	Revenues			EBITDA (b)			Margin
	Pro Forma Combined 2007	2006	% Change	Pro Forma Combined 2007	2006	% Change	Pro Forma Combined 2007	2006	Change
Real Estate Franchise Services	$818	$879	(7%)	$5	$613	(99%)	1%	70%	(69)
Company Owned Real Estate Brokerage Services	4,570	5,017	(9)	24	25	(4)	1	—	1
Relocation Services	531	509	4	52	103	(50)	10	20	(10)
Title and Settlement Services	370	405	(9)	(95)	43	(321)	(26)	11	(37)
Corporate and Other (a)	(316)	(327)	*	(60)	(11)	*

Total Company	$5,973	$6,483	(8%)	(74)	773	(110%)	(1%)	12%	(13)

Less:
Depreciation and amortization				221	142
Interest expense, net				627	29
Income tax (benefit) expense				(317)	237

Net income (loss)				$(605)	$365

(*)	not meaningful
(a)	Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $316 million and $327 million during the year ended December 31, 2007 and 2006, respectively. EBITDA includes unallocated corporate overhead. In 2006, the Company incurred four months of stand alone corporate costs compared to the full year for 2007.
(b)	2007 EBITDA includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.

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

On a segment basis, the Real Estate Franchise Services segment margin decreased sixty nine percentage points to 1% from 70% in 2006. The year ended December 31, 2007 included a $513 million impairment of intangible assets (accounted for 62 percentage points of the margin decrease) as well as a decrease in the number of homesale transactions partially offset by an increase in the net effective royalty rate and the average homesale broker commission rate. The Company Owned Real Estate Brokerage Services segment margin increased one percentage point to 1%. The year ended December 31, 2007 reflected a decrease in the number of homesale transactions partially offset by an increase in the average homesale price and reduced restructuring costs and separation costs compared to 2006. The Relocation Services segment margin decreased ten percentage points to 10% from 20% in the comparable period primarily driven by a $40 million impairment of intangible assets and goodwill (accounted for 7 percentage points of the margin decrease) as well as increased costs related to “at-risk” homesale transactions, partially offset by a reduction in separation costs of $12 million recognized in 2006 and an increase in international revenue. The Title and Settlement Services segment margin decreased thirty seven percentage points to (26%) from 11% in 2006. The decrease in margin profitability was mainly attributable to a $114 million impairment of intangible assets and goodwill (accounted for 31 percentage points of the margin decrease) as well as reduced homesale and refinancing volume.

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

The decrease in revenue was also attributable to a $28 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $299 million and $327 million during 2007 and 2006, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

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

Company Owned Real Estate Brokerage Services

Pro forma combined revenues decreased $447 million to $4,570 million and pro forma combined EBITDA decreased $1 million to $24 million for 2007 compared with 2006.

A core part of our growth strategy is the acquisition of other real estate brokerage operations. Our acquisitions of larger real estate brokerage operations subsequent to January 1, 2006 contributed incremental revenues and EBITDA of $38 million and $6 million to 2007 operating results (the EBITDA contribution of $6 million is net of $2 million of intercompany royalties paid to the Real Estate Franchise Services segment).

Apart from these acquisitions, revenues decreased $485 million and EBITDA decreased $7 million, respectively, for 2007 compared with the same period in 2006. The decrease in organic revenues was substantially comprised of reduced commission income earned on homesale transactions, which was primarily driven by a 17% decline in the number of homesale transactions, partially offset by an 8% increase in the average price of homes sold. The same store 8% period-over-period increase in average home price is due to the geographic location of our brokerage offices and a change in mix of homesale activity toward higher price point areas. The price increase is expected to moderate and may actually decrease as the price appreciation which has occurred in certain metropolitan regions of the country moderates and is offset by homesales in other regions with lower homesale prices. The average homesale broker commission rate of 2.47% has remained stable for 2006 and 2007. We believe the 17% decline in homesale transactions is reflective of industry trends in the areas we serve.

In addition to the changes discussed in the previous paragraphs, the decrease in EBITDA for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to:

•	$9 million of additional storefront costs related to acquisitions; and

•	$10 million of management incentive based compensation:

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

The increase in revenues was primarily driven by $21 million of incremental international revenue due to increased transaction volume, $5 million from higher referral fee revenue and $11 million from higher “at-risk” homesale service fees primarily due to a larger proportion of homes coming into inventory without a third party buyer, where we earn a higher management fee. This was partially offset by an $8 million negative impact to net interest income primarily due to higher borrowing costs under the new securitization agreements, $3 million due to lower average homesale management fees and lower volume and $2 million less net interest income due to the deterioration of the spread between the prime rate and LIBOR rate which is utilized for asset backed securitization borrowings.

In addition to the revenue changes noted above, the decrease in EBITDA is due to:

•	$49 million of increased costs related to “at-risk” homesale transactions and writedowns of homes in inventory at year end;

•	$40 million impairment of intangible assets and goodwill;

•	$8 million of incremental staffing related costs, in part, to support increased transaction volume; and

•	$7 million of increased costs to support the increase in international transaction volumes;

offset by:

•	a reduction of $16 million of separation and restructuring expenses incurred in 2006;

•	a reduction of $9 million of incentive based compensation due to the 2007 operating results; and

•	a reduction of $6 million of expenses due to the restructuring activities implemented in 2006.

Title and Settlement Services

Pro forma combined revenues decreased $35 million to $370 million and pro forma combined EBITDA decreased $138 million to a negative $95 million for 2007 compared with 2006.

The decrease in revenues is primarily driven by $36 million of reduced resale and refinancing volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, partially offset by an increase of $3 million in underwriting volume as this business is expanded. EBITDA decreased due to a $114 million impairment of intangible assets and goodwill, the reduction in revenues noted above, the absence of a $2 million reduction in legal reserves recognized in 2006 and a $2 million increase in IT infrastructure costs. These decreases were partially offset by $18 million of lower cost of sales for resales and refinancings.

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. Total 2007 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of December 31, 2008
Real Estate Franchise Services	$—	$3	$(3)	$—
Company Owned Real Estate Brokerage Services	—	25	(18)	7
Relocation Services	—	2	(2)	—
Title and Settlement Services	—	4	(3)	1
Corporate and Other	—	1	(1)	—

	$—	$35	$(27)	$8

The table below shows the total 2007 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$12	$19	$4	$35
Cash payments and other reductions	(7)	(4)	(3)	(14)

Balance at December 31, 2007	5	15	1	21
Cash payments and other reductions	(4)	(8)	(1)	(13)

Balance at December 31, 2008	$1	$7	$—	$8

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	December 31, 2008	December 31, 2007	Change
Total assets	$8,912	$11,172	$(2,260)
Total liabilities	9,654	9,972	(318)
Stockholders’ equity (deficit)	(742)	1,200	(1,942)

For the year ended December 31, 2008, total assets decreased $2,260 million primarily as a result of a decrease in goodwill and intangible assets of $1,355 million and $384 million, respectively, due to an impairment charge resulting from the Company’s annual impairment analysis of goodwill and unamortized intangible assets. The decrease in total assets is also due to the amortization of intangible assets of $97 million, the decrease of property and equipment, net of $105 million, a reduction in relocation properties held for sale of $161 million due to the winding down of government at-risk homesale transactions, a decrease in relocation receivables of $265 million due to lower transaction volume, and a reduction in equity investments of $92 million, partially offset by an increase in cash of $284 million. Total liabilities decreased $318 million principally due to the generation of approximately $232 million of deferred tax assets related to net operating losses, which are netted against deferred tax liabilities, decreased securitization obligations of $311 million and decreased accrued liabilities of $139 million offset by increased revolver credit facility borrowings of $515 million (in order to have cash on hand at December 31, 2008) and an increase in Senior Toggle Notes of $32 million. Total stockholders’ equity (deficit) decreased $1,942 million primarily due to the net loss for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility under our senior secured credit facility and our securitization facilities. Our primary continuing liquidity needs will be to finance our working capital, capital expenditures and debt service.

Cash Flows

Year ended December 31, 2008 vs. year ended December 31, 2007

At December 31, 2008, we had $437 million of cash and cash equivalents, an increase of $284 million compared to the balance of $153 million at December 31, 2007. The following table summarizes our cash flows for the year ended December 31, 2008 and 2007:

	Successor		Predecessor	2008 vs. Twelve Month 2007 Change
	Year Ended December 31, 2008	Period From April, 10 to December 31, 2007	Period From January 1 to April 9, 2007
Cash provided by (used in):
Operating activities	$109	$109	$107	$(107)
Investing activities	(23)	(6,853)	(40)	6,870
Financing activities	199	6,368	62	(6,231)
Effects of change in exchange rates	(1)	1	—	(2)

Net change in cash and cash equivalents	$284	$(375)	$129	$530

During the year ended December 31, 2008, we used $107 million of additional cash in operations as compared to 2007. Such change is principally due to weaker operating results and a decrease in accounts payable, accrued expenses and other current liabilities of $249 million offset by a reduction in relocation receivables and relocation properties held for sale of $395 million and a $90 million change in other assets partially due to the funding of the rabbi trust in 2007 for $50 million of separation benefits payable to our former CEO.

During the year ended December 31, 2008, we used $6,870 million less cash for investing activities as compared to 2007. Such change is mainly due to $6,761 million of cash which was utilized to purchase the Company in 2007 as well as decreased cash outflows for property and equipment additions of $50 million, decreased acquisition activity of $44 million, and the proceeds from the sale of a joint venture of $12 million, partially offset by $22 million related to proceeds from the sale of Affinion preferred stock and warrants in 2007 and $9 million of incremental proceeds related to the sale leaseback in 2007 vs. sale of the corporate aircraft in 2008.

During the year ended December 31, 2008, we received $6,231 million less cash from financing activities as compared to 2007. The 2007 cash flows provided from financing activities is primarily the result of $6,252 of proceeds from the credit facility and issuance of Unsecured Notes as well as the $1,999 million investment by affiliates of Apollo and co-investors offset by the repurchase of the 2006 Senior Notes, net of discount for $1,197 million and by the repayment of the old term loan facility of $600 million. The 2008 cash flows provided from financing activities is primarily the result of increased revolver credit facility borrowings of $515 million (much of which was borrowed in order to have cash on hand at December 31, 2008) partially offset by decreased securitization obligation borrowings of $389 million.

Year ended December 31, 2007 vs. year ended December 31, 2006

At December 31, 2007, we had $153 million of cash and cash equivalents, a decrease of $246 million compared to the balance of $399 million at December 31, 2006. The following table summarizes our cash flows for the years ended December 31, 2007 and 2006:

	Successor	Predecessor		Twelve Month 2007 vs. 2006 Change
	Period From April 10 to December 31, 2007	Period From January, 1 to April 9, 2007	Year Ended December 31, 2006
Cash provided by (used in):
Operating activities	$109	$107	$245	$(29)
Investing activities	(6,853)	(40)	(310)	(6,583)
Financing activities	6,368	62	427	6,003
Effects of change in exchange rates	1	—	1	—

Net change in cash and cash equivalents	$(375)	$129	$363	$(609)

During the year ended December 31, 2007, we received $29 million less cash from operations as compared to 2006. Such change is principally due to weaker operating results partially offset by:

•	the year over year decrease in cash outflows of $242 million from relocation receivables and advances and properties held for sale was driven by the year over year decrease in our homes in inventory;

•	a net income tax refund of $19 million for the year ended December 31, 2007 compared to a net payment of income taxes of $42 million for the same period in 2006;

•	incremental accrued interest of $125 million;

•	$80 million of proceeds from the settlement agreement with Ernst & Young LLP;

•	$112 million reduction in due to former parent;

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

Financial Obligations

2006 Senior Notes

On October 20, 2006, the Company completed a bond offering pursuant to Rule 144A under the Securities Act of 1933, as amended, for $1,200 million aggregate principal amount of senior notes (“2006 Senior Notes”).

On May 10, 2007, the Company offered to purchase the 2006 Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the payment date of July 9, 2007. The Company was required to make the offer to purchase due to the change in control that occurred as a result of the Merger and the lowering of the debt ratings applicable to the 2006 Senior Notes to non-investment grade. On July 9, 2007, the Company purchased the $1,003 million principal amount of 2006 Senior Notes that were tendered. The Company utilized the senior secured credit facility to finance the purchases of the 2006 Senior Notes and to pay related interest and fees.

In the third and fourth quarters of 2007, the Company purchased the remaining $197 million principal amount of 2006 Senior Notes in privately negotiated transactions utilizing the Senior Secured Credit Facility to pay related interest and fees. These purchases resulted in a gain on debt extinguishment of $3 million and a write off of deferred financing costs of $7 million. These amounts are recorded in interest expense in the Consolidated and Combined Statements of Operations for the year ended December 31, 2007.

Senior Secured Credit Facility

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility (including a $1,220 million delayed draw term loan sub-facility), (ii) a $750 million revolving credit facility and (iii) a $525 million synthetic letter of credit facility. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger, including the payment of fees and expenses. The $1,220 million delayed draw term loan sub-facility was available solely to finance the refinancing of the 2006 Senior Notes. The Company utilized $1,220 million of the delayed draw facility to fund the purchases, and pay related interest and fees, of the 2006 Senior Notes in the third and fourth quarters of 2007. Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0% or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0%. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. Prior to December 31, 2008, the Company elected to borrow from its revolving credit facility in order to have cash on hand.

The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25% in each case subject to adjustment based on the attainment of certain leverage ratios.

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $522 million on December 31, 2007 and to $518 million at December 31, 2008. On April 26, 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes.

The Company’s senior secured credit facility is secured to the extent legally permissible by substantially all of the assets of the Company’s parent company, the Company and the subsidiary guarantors, including but not limited to (a) a first-priority pledge of the stock of the Company and substantially all capital stock held by the Company or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions.

At December 31, 2008, the Company had $3,123 million outstanding under the term loan facility, $515 million under the revolving credit facility, $517 million of letters of credit outstanding under our synthetic letter of credit facility and an additional $127 million of outstanding letters of credit under our revolving credit facility.

Unsecured Notes

On April 10, 2007, the Company issued a private placement of $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes”), collectively referred to as the “old notes”.

On February 15, 2008, we completed an exchange offer of exchange notes for the old notes. The exchange notes refer to the old notes, registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement filed on Form S-4 and declared effective by the SEC on January 9, 2008. The term “Unsecured Notes” refers to the old notes and the exchange notes.

The Fixed Rate Senior Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Each Fixed Rate Senior Note bears interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Interest on the Senior Toggle Notes is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company will make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period.

On October 15, 2008, pursuant to the PIK interest election made on April 11, 2008, the Company satisfied the October 2008 interest payment obligation by increasing the principal amount of the Senior Toggle Notes by $32 million. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

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

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $845 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at December 31, 2008 and 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $46 million for the year ended December 31, 2008, $46 million for the period April 10, 2007 through December 31, 2007, $13 million for the period January 1, 2007 through April 9, 2007 and $42 million for the year ended December 31, 2006. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables and advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.9%, 6.4% and 5.4% for the year ended December 31, 2008, 2007 and 2006, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, the Unsecured Notes and other material indebtedness. Given the current recession and an increasing number of companies having difficulties meeting their financial obligations, there is a heightened risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750,000 in any one month or $1.5 million in any trailing 12 month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five year term. This program is subject to termination at the end of the five year agreement and would amortize if not renewed. This program has restrictive covenants, including those relating to financial reporting, mergers and change of control, and events of default. The events of default include non-payment of the indebtedness and cross defaults under our senior secured credit facility, Unsecured Notes and other material indebtedness. Upon an event of default, the lending institution may amortize the indebtedness under the facility and terminate the program.

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

As of December 31, 2008, this securitization program was fully utilized. The Company has undertaken steps in the second half of 2008 to reduce the amount outstanding under the program by obtaining the agreement of many clients to self fund their future business and in some cases repay us for their existing homes in inventory under this facility.

Kenosia Funding LLC—terminated in January 2009

Prior to the amendment discussed below, the Kenosia Funding LLC securitization program was a five year agreement and under this program, the Company obtained financing for the purchase of the at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients.

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

In conjunction with the Kenosia Amendment, the borrowing capacity under the Kenosia securitization program was reduced to $100 million in July 2008. In November 2008, the Company elected to reduce the capacity to $25 million due to lower than expected utilization. On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under that facility.

Short-Term Borrowing Facilities

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that as of December 31, 2008 provided for borrowings of up to $190 million. Based upon the significant decrease in investment return rates in late 2008, the Company does not anticipate engaging in these short term borrowings in 2009 until they generate a higher investment return.

Prior to the fall in rates we invested such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time and the Company bears the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $4 million for the year ended December 31, 2008, compared to $8 million for the period April 10, 2007 through December 31, 2007, and $3 million for the period January 1, 2007 through April 9, 2007. These amounts are recorded within net revenue in the accompanying Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at December 31, 2008 or December 31, 2007. The average amount of short term borrowings outstanding during the year ended December 31, 2008 and 2007 was approximately $155 million and $227 million, respectively.

Available Capacity

As of December 31, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility
Revolving credit facility (1)	April 2013	$750	$515	$108
Term Loan Facility (2)	October 2013	3,123	3,123	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,683	—
Senior Toggle Notes (4)	April 2014	582	577	—
Senior Subordinated Notes (5)	April 2015	875	862	—
Securitization Obligations:
Apple Ridge Funding LLC (6)	April 2012	850	537	313
U.K. Relocation Receivables Funding Limited (6)	April 2012	146	146	—
Kenosia Funding LLC (7)	June 2009	25	20	5

		$8,051	$7,463	$426

(1)	At December 31, 2008, the available capacity under the revolving credit facility is reduced by $127 million of outstanding letters of credit. At February 23, 2009, the borrowings under our revolving credit facility increased by $50 million leaving $58 million of availability capacity under the facility.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 6.10% at December 31, 2008.
(3)	Consists of $1,700 million of 10.50% Fixed Rate Senior Notes due 2014, less a discount of $17 million.
(4)	Consists of $582 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under that facility.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing 12 month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.35 to 1 at December 31, 2008. The ratio steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility includes certain adjustments and also is calculated on a pro forma basis for purposes of the senior secured leverage ratio. In this Annual Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At December 31, 2008, the Company was in compliance with the senior secured leverage ratio.

The Company’s current financial forecast of Adjusted EBITDA includes additional cost saving and business optimization initiatives. As such initiatives are implemented; management will give pro forma effect to such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve month period for calculating compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the 12 month periods ended March 31, June 30, September 30 and December 31, 2009 (or to avoid an event of default thereof) the Company will need to achieve increased levels of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating Contingent Asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof. Factors (b) through (f) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Apollo has advised us that based upon management’s current financial outlook, it will provide financial assistance to the Company, to the extent necessary, in meeting its senior secured leverage ratio and cash flow needs through December 31, 2009. If necessary, Apollo will provide the Company with an equity infusion of up to $150 million although management believes such full amount will not be required during this period. Based upon its current financial forecast, and to the extent necessary, Apollo’s financial assistance, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA and reduce net senior secured indebtedness.

If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure from our parent permitted thereunder, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

If an event of default occurs under our senior secured credit facility, and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the Unsecured Notes;

any of which could result in an event of default under the Unsecured Notes and our Securitization Facilities.

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

EBITDA and Adjusted EBITDA

EBITDA is defined by the Company as net income before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA is calculated by adjusting EBITDA by the items described below. Adjusted EBITDA corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio and substantially corresponds to the definition of “EBITDA” used in the indentures governing the Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. We present EBITDA because we believe EBITDA is a useful supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. The EBITDA measure is used by our management, including our chief operating decision maker, to perform such evaluation, and Adjusted EBITDA is used in measuring compliance with debt covenants relating to certain of our borrowing arrangements. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2008 is set forth in the following table:

	For the Year Ended December 31, 2008
Net loss (a)	$(1,912)
Income tax benefit	(380)

Loss before income taxes	(2,292)
Interest expense (income), net	624
Depreciation and amortization	219

EBITDA	(1,449)
Covenant calculation adjustments:
Merger costs, restructuring costs and former parent legacy costs (benefit), net (b)	40
Impairment of intangible assets, goodwill and investments in unconsolidated entities(c)	1,789
Non-cash charges for PHH Home Loans impairment	31
Pro forma cost savings for 2008 restructuring initiatives (d)	65
Pro forma effect of business optimization initiatives (e)	61
Non-cash charges (f)	60
Non-recurring fair value adjustments for purchase accounting (g)	6
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees (h)	14
Apollo management fees (i)	14
Proceeds from WEX contingent asset (j)	12
Incremental securitization interest costs (k)	6
Expenses incurred in debt modification activities (l)	5
Better Homes and Gardens Real Estate start up costs	3

Adjusted EBITDA	$657

Total senior secured net debt (m)	$3,250
Senior secured leverage ratio	4.95	x

(a)	Net loss consists of a loss of $1,912 million for the twelve months ended December 31, 2008.
(b)	Consists of $2 million of merger costs, $58 million of restructuring costs offset by a benefit of $20 million of former parent legacy costs.
(c)	Represents the non-cash adjustment for the 2008 impairment of goodwill, intangible assets and investments in unconsolidated entities.
(d)

Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during 2008. From this restructuring, we expect to reduce our operating costs by approximately $96 million on a twelve month run-rate basis and estimate that $31 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from January 1, 2008 through the time they were put in place, had those actions been effected on January 1, 2008.
(e)	Represents the twelve month pro forma effect of business optimization initiatives that have been completed to reduce costs including $4 million related to the exit of the government at-risk homesale business, $4 million related to the elimination of the 401(k) employer match, $7 million related to the renegotiation of NRT contracts, $6 million due to the add back of the retention accrual, $22 million for initiatives to improve the Company Owned Real Estate Brokerage profit margin and Relocation Services fees and $18 million related to other initiatives.
(f)	Represents the elimination of non-cash expenses including $22 million for the change in the allowance for doubtful accounts and $17 million related to the reserve for development advance notes and promissory notes from January 1, 2008 through December 31, 2008, $7 million of stock based compensation expense, $14 million related to net losses on foreign currency transactions and foreign currency forward contracts.
(g)	Reflects the adjustment for the negative impact of $6 million of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent for the twelve months ended December 31, 2008.
(h)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on January 1, 2008. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2008.
(i)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended December 31, 2008.
(j)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. WEX is required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax savings payments received from WEX to us.
(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2008.
(l)	Represents the expenses incurred in connection with the Company’s unsuccessful debt modification activities.
(m)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,638 million plus $14 million of capital lease obligations less $402 million of readily available cash as of December 31, 2008.

Liquidity Risk

Our liquidity position may be negatively affected by continued unfavorable conditions in the real estate or relocation market, including adverse changes in interest rates, access to our relocation securitization programs and access to the capital markets, which may be limited if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain covenants.

At present, there are numerous general business and economic factors contributing to the residential real estate market downturn and impeding a recovery. These conditions include: (1) systemic weakness in the domestic banking and financial sectors; (2) substantial declines in the stock markets in 2008 and continued stock market volatility; (3) the recession in the U.S. and numerous economies around the globe; (4) high levels of unemployment in various sectors; and (5) other factors that are both separate from, and outgrowths of, the above. If one or more of these conditions continue or worsen, we may experience a further adverse effect on our business, financial condition and results of operations, including our ability to access capital.

Senior Secured Credit Facility Covenant Compliance

In order to comply with the senior secured leverage ratio for the 12 month periods ended March 31, June 30, September 30 and December 31, 2009 (or to avoid an event of default thereof) the Company will need to achieve increased levels of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating Contingent Asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected.

Debt Ratings

As a result of the increased borrowings that were incurred to consummate the Merger, the Company’s future financing needs were materially impacted. Upon consummation of the Merger in April 2007, both Standard and Poor’s and Moody’s downgraded our corporate family debt ratings and rated the newly issued Unsecured Notes as non-investment grade. During 2008 due to the continuing significant and lengthy downturn in the residential real estate market, the rating agencies continued to downgrade our debt ratings. In November and December 2008, Standard and Poor’s and Moody’s further downgraded some of our ratings and at December 31, 2008, the Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and the Senior Unsecured Notes rating was C and Ca, respectively. The rating outlook at December 31, 2008 was negative. The most recent downgrades reflect the rating agencies’ views that there will be a continuing weakness in the residential homesale market and an increased risk of a default or balance sheet restructuring over the intermediate term. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events.

Interest Rate Risk

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

Securitization Programs

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances and relocation properties held for sale. The securitization facilities under which the securitization obligations are issued have restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, Unsecured Notes and other material indebtedness.

***

We may need to incur additional debt or issue equity. We cannot assure that financing will be available to us on acceptable terms or that financing will be available at all. Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total
Revolving credit facility (a)	$—	$—	$—	$—	$515	$—	$515
Term loan facility (b)	32	32	32	31	2,996	—	3,123
Fixed Rate Senior Notes 10.50% (c)	—	—	—	—	—	1,700	1,700
Senior Toggle Notes 11.00%/11.75% (c) (d)	—	—	—	—	—	582	582
Senior Subordinated Notes 12.375% (c)	—	—	—	—	—	875	875
Securitization obligations (e)	703	—	—	—	—	—	703
Operating leases (f)	184	150	113	78	50	75	650
Capital leases	7	4	2	1	—	—	14
Purchase commitments (g)	39	21	15	7	6	261	349

Total (h) (i)	$965	$207	$162	$117	$3,567	$3,493	$8,511

(a)	The Company’s senior secured credit facility provides for a $750 million revolving credit facility due in April 2013. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes. The obligation is classified as current due to the revolving nature of the facility.
(b)	The Company’s senior secured credit facility provides for a $3,170 million term loan facility due in October 2013. Prior to December 31, 2008, the Company has made $47 million of scheduled principle payments. We have $3,123 million of variable rate debt outstanding under the term loan facility. The Company has entered into derivative instruments to fix the interest rate for $575 million of the variable rate debt, which will result in interest payments of $45 million annually. The interest rate for the remaining portion of the variable rate debt of $2,548 million will ultimately be determined by the interest rates in effect during each period.
(c)	The Company utilized the PIK Interest option to satisfy the October 2008 interest payment obligation for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes by $32 million in October 2008. Since the PIK Interest election is now the default election for the Senior Toggle Notes for future interest periods through October 15, 2011, interest on the Senior Toggle Notes will compound semi-annually at 11.75% which will increase the principal amount accordingly. Starting April 2012, the annual interest payment on the Senior Toggle Notes will be approximately $90 million. The fixed interest to be paid on the Senior Notes and Senior Subordinated Notes will be approximately $287 million on an annual basis.
(d)

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the amount that the Company would be required to repay in April 2012 would be approximately $204 million.

(e)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will ultimately be determined by the interest rates in effect during each period. These agreements are expiring in 2012, (See Note 8 “Short and Long Term Debt”), however, the obligations are classified as current due to the current classification of the underlying assets that collateralize the obligations.
(f)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(g)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s beginning in 2009 through 2054. The Company expects the annual minimum licensing fee to be approximately $2 million although based on past performance, payments have exceeded this minimum. The purchase commitments also include the minimum licensing fee to be paid to Meredith Corporation beginning in 2009 through 2057. The annual minimum fee begins at $500 thousand in 2009 and increases to $4 million by 2015 and generally remains the same thereafter.
(h)	On April 26, 2007, the Company utilized $500 million of the $525 million synthetic letter of credit facility to establish a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The standby irrevocable letter of credit back-stops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement for which we pay interest of 300 basis points. This letter of credit is not included in the contractual obligations table above.
(i)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of Adjusted EBITDA and does not include other non-current liabilities such as pension liabilities of $40 million and unrecognized tax benefits of $25 million as the Company is not able to estimate the year in which these liabilities will be paid.

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

Allowance for doubtful accounts

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments and includes specific accounts for which payment has become unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $46 million and $16 million at December 31, 2008 and 2007, respectively.

Impairment of goodwill and other indefinite-lived intangible assets

With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this analysis, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. We estimate the fair value of our reporting units using widely accepted valuation techniques. These techniques use a variety of assumptions to include projected market conditions, discount rates and future cash flows. Although we believe our assumptions are reasonable, actual results may vary significantly. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such an event, we would be required to record a charge, which would impact earnings.

The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $2,572 million and $1,887 million, respectively, at December 31, 2008. Our goodwill and other indefinite-lived intangible assets are allocated to our four reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to one of our reporting units or spread across our entire organization. Our businesses are concentrated in one industry and, as a result, an adverse change to the real estate industry will impact our combined results and may result in an impairment of our goodwill or other indefinite-lived intangible assets.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required, and recognized a $13 million increase in the liability for unrecognized tax benefits including associated accrued interest and penalties and a corresponding decrease in retained earnings.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 introduced significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008. In addition, SFAS No. 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and will apply these pronouncements to future acquisitions.

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

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”) and Issue No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. It is effective prospectively in fiscal years and interim periods beginning on or after December 15, 2008. EITF 08-7 specifies the definition and accounting for defensive intangible assets after the initial measurement. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company intends to adopt both EITF Issues in January 2009 and is currently assessing the impact on the consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). This FSP enhances the annual disclosure about plan assets by requiring the nature and amount of concentrations of risk, fair value measurement similar to SFAS 157 requirements, significant investment strategies, and increased asset categories. The FSP is effective prospectively for fiscal years ending after December 15, 2009. The Company will adopt the disclosure requirements under this FSP for the year ending December 31, 2009. The FSP amends disclosure requirements and will not have an impact on the Company’s consolidated financial statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market exposure is interest rate risk. At December 31, 2008, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At December 31, 2008, we had total long term debt of $6,760 million excluding $703 million of securitization obligations. Of the $6,760 million of long term debt, the Company has $3,638 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $575 million and, effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as underlying interest rates change as a result of market changes. We have determined that the impact of a 100bps (1% change in the rate) change in LIBOR on our term loan facility variable rate borrowings would affect our interest expense by approximately $31 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At December 31, 2008, the fair value of our long term debt approximated $2,970 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $29 million impact on the fair value of our long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on page F-1.

ITEM 9.	CHANGES TO AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Realogy’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Realogy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Realogy’s assets;

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

Management assessed the effectiveness of Realogy’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that Realogy maintained effective internal control over financial reporting as of December 31, 2008.

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

On February 23, 2009, the Holdings Compensation Committee modified the 2008-2009 Cash Retention Plan to enhance the benefits payable thereunder to the eligible named executive officers. As described in Item 11, Richard A. Smith, the Company’s CEO and President, is not eligible to participate in the 2008-2009 Cash Retention Plan. At the same time, the Holdings Compensation Committee also modified the annual compensation payable to our independent director in 2009, to pay the annual retainer entirely in cash. See “Item II—Executive Compensation—Compensation Discussion and Analysis” and “—Director Compensation.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding individuals who currently serve as our executive officers and directors. The age of each individual in the table below is as of December 31, 2008.

Name	Age	Position(s)
Henry R. Silverman	68	Non-Executive Chairman of the Board
Richard A. Smith	55	President and Chief Executive Officer
Anthony E. Hull	50	Executive Vice President, Chief Financial Officer and Treasurer
Marilyn J. Wasser	53	Executive Vice President, General Counsel and Corporate Secretary
David J. Weaving	42	Executive Vice President and Chief Administrative Officer
Kevin J. Kelleher	54	President and Chief Executive Officer, Cartus Corporation
Alexander E. Perriello, III	61	President and Chief Executive Officer, Realogy Franchise Group
Bruce Zipf	52	President and Chief Executive Officer, NRT LLC
Donald J. Casey	47	President and Chief Executive Officer, Title Resource Group
Dea Benson	53	Senior Vice President, Chief Accounting Officer and Controller
Marc E. Becker	36	Director
V. Ann Hailey	57	Director
Scott M. Kleinman	35	Director
M. Ali Rashid	32	Director

Henry R. Silverman serves as our Non-Executive Chairman of the Board and since February 2009, as Chief Operating Officer of Apollo Global Management, LLC. From November 2007 until February 2009, Mr. Silverman served as a consultant to Apollo. He served as our Chairman of the Board, Chief Executive Officer and a director since our separation from Cendant in July 2006 until November 13, 2007. Mr. Silverman was Chief Executive Officer and a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006, as well as Chairman of the Board of Directors and the Executive Committee from July 1998 until August 2006. Mr. Silverman was President of Cendant from December 1997 until October 2004. Mr. Silverman was Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of HFS Incorporated from May 1990 until December 1997.

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

Marc E. Becker became a director as of the closing of the Transactions. Mr. Becker is a partner of Apollo. He has been employed with Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker also serves on the boards of directors of Affinion Group, Inc., Countrywide plc, Quality Distribution, Inc., Vantium Capital and SOURCECORP.

V. Ann Hailey became a director in February 2008. Since January 2009, Ms. Hailey has been Chief Financial Officer of Gilt Groupe, Inc., an internet discount retailer of luxury goods. Ms. Hailey had served as Executive Vice President of Limited Brands, Inc. from August 1997 to September 2007, first having served as EVP, Chief Financial Officer from August 1997 until April 2006 and then serving as EVP, Corporate Development until September 2007. She also served as a member of the Limited Brands, Inc. Board of Directors from 2001 to 2006. Prior to joining Limited Brands, Inc. in 1997, Ms. Hailey was Senior Vice President and Chief Financial Officer of Pillsbury Company. Ms. Hailey is a Director of W.W. Grainger, Inc. and serves as a member of its Audit Committee and Board Affairs and Nominating Committee. Ms. Hailey also serves as a Director of Avon, Inc., and serves as a member of its Audit Committee.

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

The composition of the Board of Directors and the identity of the executive officers of Holdings and Intermediate are identical to those of Realogy. See “Item 13—Certain Relationships and Related Transactions, and Director Independence” for a summary of the Securityholders Agreement, the Co-Investment Agreement and Management Investor Rights Agreement, under which Apollo has the right to designate members to the Board of Directors of Holdings.

Committees of the Board

The Company has an Audit Committee and Holdings has a Compensation Committee that has authority with respect to compensation matters of the Company.

Holdings Compensation Committee. In February 2008, the Holdings Board established a Compensation Committee, whose members consist of Marc Becker (Chair) and M. Ali Rashid. The purpose of the Holdings Compensation Committee is to:

•

oversee management compensation policies and practices of Holdings and its subsidiaries, including Realogy, including, without limitation, (i) determining and approving the compensation of the Chief Executive Officer and the other executive officers of Domus and its subsidiaries, including Realogy, (ii) reviewing and approving management incentive policies and programs and exercising any applicable rule making authority or discretion in the administration of such programs, and (iii) reviewing and approving equity compensation programs for employees, and exercising any applicable rule making authority or discretion in the administration of such programs;

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

Audit Committee. In February 2008, the Realogy Board of Directors established an Audit Committee, whose members consist of V. Ann Hailey (Chair) and Messrs. Becker and Rashid. The Company is not required to comply with the independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act as it is not a “listed company” with a class of securities registered under Section 12 of the Exchange Act. Nevertheless, Ms. Hailey, our Audit Committee Chair, satisfies the requirements of independence under that Rule and would also be deemed independent under Section 303A.01 and 303A.06 of the New York Stock Exchange Listing Manual. In addition, the Realogy Board has determined that Ms. Hailey is an “audit committee financial expert” as that term is defined under the Rules of the SEC.

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

Code of Ethics

The Board has adopted a code of ethics (the “Code of Conduct”) that applies to all officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available in the Ethics For Employees section of the Company’s website at www.realogy.com. The purpose of the Code of Conduct is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (all amounts in this section are in actual dollars unless otherwise noted)

Company Background. Realogy became an independent, publicly traded company on the New York Stock Exchange on August 1, 2006, following its separation from Cendant pursuant to its plan of separation. In December 2006, Realogy entered into a merger agreement with affiliates of Apollo and that transaction (the “Merger”) was consummated on April 10, 2007. Shortly prior to the consummation of the Merger, Apollo, principally through the Holdings Board of Directors (the “Holdings Board”), whose members then consisted of Apollo’s representatives, Messrs. Marc Becker and M. Ali Rashid, negotiated employment agreements and other arrangements with our named executive officers. (Mr. Silverman, our Chief Executive Officer at the effective time of the Merger, did not enter into an employment agreement.)

The named executive officers who entered into these employment agreements were Richard A. Smith, our President, and, effective November 13, 2007, our Chief Executive Officer; Anthony E. Hull, our Executive Vice President, Chief Financial Officer and Treasurer; Kevin J. Kelleher, President and Chief Executive Officer of Cartus Corporation; Alexander E. Perriello, III, President and Chief Executive Officer of Realogy Franchise Group; and Bruce Zipf, President and Chief Executive Officer of NRT LLC. The Realogy Board has determined that these officers are named executive officers based upon their duties and responsibilities insofar as they are our CEO, our CFO, and our three most highly compensated executive officers other than our CEO and CFO. This

Compensation Disclosure and Analysis describes, among other things, the compensation objectives and the elements of our executive compensation program as embodied by the employment agreements, which remain the core of our executive compensation program.

In February 2008, the Holdings Board established a compensation committee, whose members consist of Messrs. Becker and Rashid (the “Holdings Compensation Committee”). The Holdings Compensation Committee has the power and authority to oversee the compensation policies and programs of Holdings and Realogy and makes all compensation related decisions relating to our named executive officers based upon recommendations from our Chief Executive Officer.

During 2008, the basic elements of compensation for our Chief Executive Officer and our other named executive officers remained essentially unchanged, but in some circumstances were curtailed in light of our efforts to optimize operations in light of a continuing downturn in the residential real estate market and the recession in the U.S. economy.

Compensation Philosophy and Objectives. Our primary objective with respect to executive compensation is to design and implement compensation policies and programs that efficiently and effectively provide incentives to, and motivate, officers and key employees to increase their efforts towards creating and maximizing stockholder value. In connection with the Merger, the Holdings Board developed an executive compensation program designed to reward the achievement of specific annual and long-term Company goals, and which aligns the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Holdings Board evaluated, and following its establishment in February 2008, the Holdings Compensation Committee evaluates, both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. We do not rely on peer compensation information in the residential real estate services industry as most of these companies are privately-held and therefore it is difficult for us to obtain this information. We do, however, rely on executive compensation survey data on market comparables. The Holdings Board believed, and the Holdings Compensation Committee believes, executive compensation packages provided by us to our executives, including our named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

In negotiating the initial employment agreements and arrangements with our named executive officers, Apollo (acting through the Holdings Board) placed significant emphasis on aligning management’s interests with those of Apollo. Our named executive officers made significant equity investments in Holdings common stock upon consummation of the Merger and received equity awards that included performance vesting options that would vest upon Apollo and its co-investors receiving reasonable rates of return on its invested capital in Holdings. Other elements of compensation, such as base salary, cash-based incentive compensation, perquisites and benefits remained substantially unchanged post-Merger from the arrangements that had been put in place prior to consummation of the Merger.

Role of Executive Officers in Compensation Decisions. Mr. Richard Smith, our President and Chief Executive Officer, annually reviews the performance of each of our named executive officers (other than his own performance), which is reviewed annually by the Holdings Compensation Committee. The conclusions reached and recommendations based upon these reviews, including with respect to salary adjustment and annual incentive award target and actual payout amounts, are presented to the Holdings Compensation Committee, which has the discretion to modify any recommended adjustments or awards to our executives. The Holdings Compensation Committee has final approval over all compensation decisions for our named executive officers, including approval of recommendations regarding cash and equity awards to all of our officers.

Setting Executive Compensation. Based on the foregoing objectives, the Holdings Board structured our annual and long-term incentive cash and stock-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward our executives for achieving these goals.

During 2008, the Holdings Compensation Committee structured the executive compensation payable to our named executive officers in a manner consistent with our efforts to optimize operations in light of a continuing downturn in the residential real estate market and the recession in the U.S. economy, as highlighted below:

•	It made no changes in base salaries of our named executive officers;

•	It established a multi-tier Bonus Plan, with higher performance levels required for payments to named executive officers and other senior executives.

•

In June 2008, the Holdings Compensation Committee realized that achievement of even the minimum performance objective under the 2008 Bonus Plan would be difficult to achieve and accordingly approved a 2008-2009 Cash Retention Program; under that program, the named executive officers would be entitled to a minimum payment on or about July 1, 2009 if then employed by us equal to 25% of their target bonus, subject to dollar for dollar reduction for any bonus payment made under the 2008 Bonus Plan. Based upon Mr. Smith’s recommendation, the Holdings Compensation Committee did not include Mr. Smith as an eligible participant in the 2008-2009 Cash Retention Plan; and

•

It took note that the equity value of the Holdings common stock declined significantly during 2008, but determined that it was not appropriate in the current environment to address changes in our stock-based compensation program.

Executive Compensation Elements. The principal components of compensation for our named executive officers are: base salary; bonus; management equity investments; management stock option awards; management restricted stock awards; retention; other benefits and perquisites.

Base Salary. We provide our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for our named executive officers are determined for each executive based on his or her position, scope of responsibility and contribution to our earnings. The initial base salary for our named executive officers was established in their employment agreements entered into upon consummation of the Merger and generally equaled the base salary that the named executive officers had been paid at the time of Realogy’s separation from Cendant in 2006.

Salary levels are reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives, including our named executive officers, are based on the Holdings Compensation Committee’s assessment of individual performance taking into account recommendations from Mr. Smith. In reviewing base salaries for executives, the Holdings Compensation Committee considers primarily an internal review of the executive’s compensation, individually and relative to other officers, and the individual performance of the executive, but does not assign a weight to each criterion when setting base salaries. The Holdings Compensation Committee also considers outside survey data and analysis on market comparables. The Holdings Compensation Committee considers the extent to which the proposed overall operating budget for the upcoming year (which is approved by the Board) contemplates salary increases. Any base salary adjustment is generally made by the Holdings Compensation Committee subjectively based upon the foregoing.

In light of the continuing downturn in the residential real estate market, the Holdings Compensation Committee elected to keep the salaries of the named executive officers constant in 2008, and does not currently expect any increases to the base salaries of our named executive officers in 2009.

Bonus. Our named executive officers participate in an annual incentive compensation program (“Bonus Program”) with performance objectives established by the Holdings Compensation Committee and communicated to our named executive officers generally within 90 days following the beginning of the calendar year. Under their respective employment agreements, the target annual bonuses payable to our named executive officers is 100% of annual base salary, or, in Mr. Smith’s case, given his overall greater responsibilities for the performance of the Company, 200% of annual base salary.

On March 13, 2008, the Holdings Compensation Committee approved the bonus structure for the 2008 fiscal year under Realogy’s 2008 Annual Bonus Plan (the “2008 Bonus Plan”) applicable to executive officers. The 2008 Bonus Plan permitted the payment of cash bonuses based upon pre-established performance criteria for 2008.

The performance criteria under the 2008 Bonus Plan were based upon consolidated and business unit EBITDA—or earnings before interest, taxes, depreciation and amortization. Consolidated and business unit EBITDA was defined to exclude certain expenses not viewed as an accurate indicator of our on-going operating performance, including Cendant legacy charges, the Apollo management fee, non-cash charges for equity awards, purchase accounting adjustments and restructuring charges and to include the benefit of the annualized impact of cost savings enacted during the year as if they occurred at the beginning of the year.

Realogy’s consolidated EBITDA threshold had to be achieved before any named executive officer could qualify for a bonus. If the Realogy consolidated EBTIDA threshold were achieved, Messrs. Smith and Hull’s bonus opportunity would have been based upon Realogy’s consolidated EBITDA results (weighted 50%) and the weighted average of the Business Units’ EBITDA results (weighted 50%) and the bonus opportunity for Messrs. Perriello, Kelleher, and Zipf would have been based upon Realogy’s consolidated EBITDA results (weighted 50%) and their respective Business Unit EBITDA results (weighted 50%).

Under the 2008 Bonus Plan, achievement of a threshold of $615 million consolidated EBITDA would have produced bonus payouts at 15% of target annual bonus amounts. If higher planned target consolidated EBITDA levels were achieved, our named executive officers would have received 75% of their target annual bonus (or in the case of Mr. Smith, 150% of target annual bonus). If the Company’s performance exceeded plan expectations, our named executive officers were provided with the opportunity to receive up to 133% of their target annual bonuses. The Holdings Compensation Committee structured the 2008 Bonus Plan in this manner in an effort to reduce expenses for 2008 while providing our named executive officers with an upside performance opportunity.

Realogy did not meet the minimum consolidated EBITDA threshold of $615 million and accordingly no bonus was payable under the 2008 Bonus Plan.

Pursuant to his employment agreement, Mr. Smith was paid a bonus in the amount of $97,000 during 2008 that he was required to use to purchase the annual premium on an existing life insurance policy. Such bonus payment is an annual obligation of the Company. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. Mr. Smith waived his contractual right to receive this bonus with respect to the bonus payable in January 2009 in order to reduce Company expenses.

Retention Plan. In June 2008, the Holdings Compensation Committee approved the 2008-2009 Cash Retention Plan, under which the named executive officers are entitled to an amount equal to 25% of their target bonus amount under their employment agreements if they remain employed with the Company on July 1, 2009. Any bonus under the 2008 Bonus Plan paid to an executive would have reduced dollar for dollar the amount payable to such executive under the retention plan. Following further deterioration of the residential real estate market in the fall of 2008 and Compensation Committee recognition that equity incentives for named executive officers had declined significantly, on February 23, 2009, the Compensation Committee modified the Retention Plan to provide for a second payment equal to the first payment due on November 1, 2009 assuming continued employment. Based upon Mr. Smith’s recommendation, Mr. Smith has elected to not be a participant in the 2008-2009 Cash Retention Plan.

Management Equity Investments. Pursuant to individual subscription agreements dated April 20, 2007, the named executive officers and certain other members of management made equity investments in Holdings through the purchase of Holdings common stock. Our named executive officers purchased an aggregate of 1,550,000 shares at $10 per share for an aggregate investment of $15,500,000.

Management Stock Option and Restricted Stock Awards. The Holdings Board approved our equity incentive program, including its design and the value of awards granted to our officers and key employees. Equity awards were made to our named executive officers on April 10, 2007, upon consummation of the Merger. Our named executive officers were awarded options to purchase an aggregate of 5,812,500 shares of Holdings common stock at an exercise price of $10 per share and received restricted stock awards for an aggregate of 375,000 shares of Holdings common stock.

The equity investments, stock option and restricted stock awards were structured to incentivize management to generate substantial equity value and to participate with our investors in the increase in our value.

During 2008, the Holdings Compensation Committee took note that the equity value of the Holdings common stock declined significantly during 2008, but determined that it was not appropriate in the current environment, including the continuing prolonged and deep downturn in the residential housing market, to address changes in our stock-based compensation program.

Neither the Holdings Board nor the Holdings Compensation Committee has adopted any formal policy regarding the timing of any future equity awards.

Other Benefits and Perquisite Programs. Immediately following our separation from Cendant, executive officers and a number of our key employees, including our named executive officers, participated in programs that provide certain perquisites, including items such as access to Company automobiles for personal use, financial and tax planning, executive medical benefits and physical exams, first-class air travel and in the case of Mr. Smith, access to our aircraft for personal use. These programs were developed by Cendant and were adopted by us upon our separation from Cendant.

Since our separation, we have substantially curtailed these programs in order to reduce operating costs. Specifically, we terminated financial planning perquisites. Further, the Realogy Compensation Committee adopted a policy in December 2006 that limited use of the previous corporate-owned aircraft or our current fractional aircraft ownership (only Mr. Smith has access, subject to availability, for personal use and business use is limited to executive officers and subject to further limitations) and management adopted a policy that limits first-class air travel for our employees.

Our executive officers, including our named executive officers, may participate in either our 401(k) plan or non-qualified deferred compensation plan. Prior to 2008, these plans provided for a Company matching contribution of 100% of amounts contributed by the officer, subject to a maximum of 6% of eligible compensation—a level that had been established by Cendant and carried over when we separated from Cendant in 2006. In early 2008, in an effort to reduce costs, we temporarily suspended the Company match under our 401(k) plan and temporarily froze the ability of new participants to obtain a Company match under our officer deferred compensation plan (or for existing participants to change elections). If and when we decide to re-introduce the Company match, we would expect the level of the match to be lower than the previous 6% level. Mr. Kelleher is our only executive officer that participates in a defined benefit pension plan (future accruals of benefits were frozen on October 31, 1999, though he still accrued service after such date for the purpose of eligibility for early retirement), and this participation relates to his former service with PHH Corporation.

In November 2008, as part of management’s efforts to streamline costs, we decided to terminate the program by which executives were provided access to Company-leased automobiles for personal use. In connection with such termination, the Company purchased the existing vehicles and provided each of the named executive officers with the option to take title to the existing vehicle, either in 2008 or 2009, with the fair market value of the automobile so transferred being imputed income to the executive at the date of transfer, or to terminate their access to the Company leased automobile by the end of 2008. Mr. Smith elected to not take ownership of his Company-leased automobile, while Messrs. Hull, Perriello, Zipf and Kelleher elected to take title to their respective automobiles in 2009.

Severance Pay and Benefits upon Termination of Employment under Certain Circumstances. The employment agreements entered into with our named executive officers at the effective time of the Merger provide for severance pay and benefits under certain circumstances. The level of the severance pay and benefits is substantially consistent with the level of severance pay and benefits that those named executive officers were entitled to under the agreements they had with Realogy following its separation from Cendant but prior to the consummation of the Merger.

Severance pay—a multiple of the sum of annual base salary and target bonus—and welfare benefits are payable upon a termination without cause by the Company or a termination for good reason by the executive. The multiple for Mr. Smith, as our Chief Executive Officer, is 300%, for Mr. Hull, as our Chief Financial Officer, 200% and for the balance of the named executive officers, 100% (though in the case of such a termination of employment within 12 months following a Sale of the Company or within 12 months of the Merger, their multiple is 200%). The higher multiples of base salary and target bonus payable to Mr. Smith and Hull are based upon Mr. Smith’s overall greater responsibilities for our performance and Mr. Hull’s significant responsibilities as our Chief Financial Officer. Mr. Smith is our only officer who has tax reimbursement protection for “golden parachute excise taxes,” subject to a cutback of up to 10%—a benefit he had under his employment agreement that he entered into at the time of our separation from Cendant.

The agreements also provide for severance pay—100% of annual base salary—and welfare benefits to each named executive officer in the event his employment is terminated by reason of death or disability. For more information, see “Potential Payments upon Termination or Change in Control.”

The Holdings Board believed, and the Holdings Compensation Committee believes, the severance pay and benefits payable to our named executive officers under the foregoing circumstances aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect the value of Realogy and Holdings following a termination of an executive’s employment without cause or by the employee for good reason. In addition, we believe the provision of these contractual benefits will keep the executives focused on the operation and management of the business. As set forth above, the enhanced severance pay and benefits payable to Messrs. Kelleher, Perriello and Zipf in the event of a termination of employment under certain circumstances within 12 months of a Sale of the Company are substantially consistent with the contractual rights they had prior to the Merger.

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

DOMUS HOLDINGS CORP. COMPENSATION COMMITTEE

Marc E. Becker, Chairman M. Ali Rashid

Summary Compensation Table

The following table sets forth the compensation we provided in 2006, 2007 and 2008 to our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Stock Option and Stock Appreciation Rights Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Richard A. Smith	2008	1,000,000	97,000	333,333	1,310,363	—	—	51,699	2,792,395
Chief Executive Officer	2007	1,000,000	5,097,000	1,490,741	3,696,373	—	—	66,065	11,350,179
and President	2006	842,837	97,000	3,958,665	2,919,796	—	—	83,153	7,901,451
Anthony E. Hull	2008	525,000	—	333,333	315,750	—	—	56,437	1,230,520
Executive Vice President,	2007	499,037	—	1,956,019	540,542	—	—	49,841	3,045,439
Chief Financial Officer and Treasurer	2006	439,846	500,000	1,505,798	108,888	—	—	66,431	2,620,963
Kevin J. Kelleher	2008	416,000	—	83,333	252,600	—	24,309	20,422	796,664
President and Chief	2007	411,691	—	1,775,463	494,933	—	4,152	25,871	2,712,110
Executive Officer of Cartus Corporation	2006	381,451	—	1,392,816	62,500	85,500	3,975	32,167	1,958,409
Alexander E. Perriello, III	2008	520,000	—	166,667	315,750	—	—	29,104	1,031,521
President and Chief	2007	514,615	—	2,148,148	644,709	—	—	36,581	3,344,053
Executive Officer,	2006	476,019	—	1,433,206	188,008	—	—	67,979	2,165,212
Realogy Franchise Group
Bruce Zipf	2008	520,000	—	333,333	252,600	—	—	20,722	1,126,655
President and Chief	2007	514,614	—	2,268,519	599,100	433,150	—	58,527	3,873,910
Executive Officer, NRT	2006	478,461	—	1,258,958	136,864	93,322	—	44,121	2,011,726

(1)	Mr. Smith received a bonus of $97,000 with respect to 2008, the proceeds of which he was required to use to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant.
(2)	Each named executive officer received a grant of Holdings restricted stock in connection with the consummation of the Merger in 2007. The amounts set forth in this column with respect to 2008 reflect our expenses accrued during 2008 in connection with the 2007 equity grant of Holdings restricted stock. The assumptions we used in determining the value of these amounts under FAS 123(R) are described in Note 12 “Stock-Based Compensation” to our consolidated and combined financial statements included elsewhere in this Annual Report.
(3)	Each named executive officer received a grant of Holdings non-qualified stock options in connection with the consummation of the Merger in 2007. The amounts set forth in this column with respect to 2008 reflect our expense accrued during 2008 in connection with the 2007 equity grant of Holdings non-qualified stock options. The assumptions we used in determining the value of these amounts under FAS 123(R) are described in Note 12 “Stock-Based Compensation” to our consolidated and combined financial statements included elsewhere in this Annual Report.
(4)	None of our named executive officers (other than Mr. Kelleher) is a participant in any defined benefit pension arrangement. The amounts in this column with respect to 2008 reflect the aggregate change in the actuarial present value of the accumulated benefit under the Realogy Pension Plan from December 31, 2007 to December 31, 2008. See “—Realogy Pension Benefits” for additional information regarding the benefits accrued for Mr. Kelleher and Note 9 “Employee Benefit Plans—Defined Benefit Pension Plan in the Notes to Consolidated and Combined Financial Statements included elsewhere in this Annual Report for more information regarding the calculation of our pension costs.

(5)	Set forth in the table below is information regarding all other compensation paid or provided in 2008 to our named executive officers.

All Other Compensation

Name	Perquisites and Other Personal Benefits ($) (a)	Tax Reimbursement ($) (b)	Company Contributions to Defined Contribution Plans ($) (c)	Total ($)
Richard A. Smith	42,309	9,390	—	51,699
Anthony E. Hull	21,213	3,724	31,500	56,437
Kevin J. Kelleher	16,867	3,555	—	20,422
Alexander E. Perriello, III	16,847	7,457	4,800	29,104
Bruce Zipf	15,002	920	4,800	20,722

(a)	Set forth in the table below is information regarding perquisites and other personal benefits paid or provided to our named executive officers.
(b)	Amount reflects tax-assistance cash payments to cover tax amounts imputed on automobile and miscellaneous items.
(c)	Reflects Company matching contributions in 2008 under our qualified 401(k) plan and/or our non- qualified officer deferred compensation plan. We eliminated the matching contributions to the 401(k) plan in February 2008.

Perquisites and Other Personal Benefits

Name	Company Automobile ($)	Personal Use of Corporate Aircraft ($)	Other ($)	Total ($)
Richard A. Smith	18,151	22,156	2,002	42,309
Anthony E. Hull	14,414	6,547	252	21,213
Kevin J. Kelleher	16,615	—	252	16,867
Alexander E. Perriello, III	15,801	—	1,046	16,847
Bruce Zipf	14,750	—	252	15,002

Grants of Plan-Based Awards Table for Fiscal Year 2008

None of the named executive officers were granted restricted stock awards or stock options or other stock-based compensation during 2008.

Although our named executive officers were eligible to receive awards under the 2008 Bonus Plan, as described in the Compensation Discussion & Analysis, no payouts were made as the threshold performance objective was not achieved. If the EBITDA threshold, target or maximum amounts had been achieved, our named executive officers would have received the payout amounts noted in the following table:

Grants of Plan-Based Awards in Fiscal Year 2008

Name	Grant date	Estimated future payouts under non-equity incentive plan awards
		Threshold ($)	Target ($)	Maximum ($)
Richard A. Smith	March 13, 2008	300,000	1,500,000	2,660,000
Anthony E. Hull	March 13, 2008	78,750	393,750	698,250
Kevin J. Kelleher	March 13, 2008	62,400	312,000	553,280
Alexander E. Perriello, III	March 13, 2008	78,000	390,000	691,600
Bruce Zipf	March 13, 2008	78,000	390,000	691,600

Stock Incentive Plan

In connection with the completion of the Merger, Holdings adopted the Stock Incentive Plan and subsequently amended the Stock Incentive Plan in November 2007 to increase the number of shares reserved thereunder from 15 to 20 million. The Stock Incentive Plan is administered by the board of directors of Holdings (both prior to and subsequent to the Merger) and the Holdings Compensation Committee. Awards granted under the Stock Incentive Plan may be nonqualified stock options, rights to purchase shares of Holdings Common Stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Holdings Common Stock. Awards may be granted under the Stock Incentive Plan only to persons who are employees, consultants or directors of Holdings or any of its subsidiaries on the date of the grant.

All of the shares of Holdings common stock purchased by management as well as the restricted stock awards and stock options granted to management (including board members) in 2007 are subject to the Stock Incentive Plan. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” of this Annual Report for information on the awards outstanding under the Stock Incentive Plan at December 31, 2008. No awards were granted under the Stock Incentive Plan to our named executive officers in 2008. The Summary Compensation Table, however, reflects expenses accrued during 2007 and 2008 relating to grants made under the Stock Incentive Plan in 2007.

Options issued under the Stock Incentive Plan must have an exercise price determined by the Holdings Compensation Committee and set forth in an Option Agreement. In no event, however, may the exercise price be less than the fair market value of a share of Holdings Common Stock on the date of grant. The Holdings Compensation Committee, in its sole discretion, will determine whether and to what extent any Options are subject to vesting based upon the optionee’s continued service with and performance of duties for Holdings and its subsidiaries, or upon any other basis.

In the event of a merger, consolidation, acquisition of property or shares, stock rights offering, liquidation, disaffiliation or similar event affecting Holdings or any of its subsidiaries (each, a “Corporate Transaction”), the Holdings Compensation Committee may in its discretion make such substitutions or adjustments as it deems appropriate and equitable to: (a) the aggregate number and kind of shares of Holdings Common Stock or other securities, (b) the number and kind of shares of Holdings Common Stock or other securities subject to outstanding awards, (c) performance metrics and targets underlying outstanding awards and (d) the option price of outstanding options. In the case of Corporate Transactions, such adjustments may include, without limitation, (a) the cancellation of outstanding equity securities issued under the Stock Incentive Plan in exchange for payments of cash, property or a combination thereof having an aggregate value equal to the value of such equity securities, as determined by the Holdings Compensation Committee or the Holdings Board in its sole discretion and (b) the substitution of other property (including, without limitation, cash or other securities of Holdings and securities of entities other than Holdings) for the shares of Holdings Common Stock subject to outstanding equity securities.

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

Outstanding Equity Awards at 2008 Fiscal Year End

The following two tables set forth outstanding Holdings equity awards as of December 31, 2008 held by our named executive officers. We believe the fair market value of Holdings common stock as of December 31, 2008 was $0.88 per share, which price is reflected in the table immediately below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs Exercisable (#) (1)	Number of Securities Underlying Unexercised Options/ SARs Unexer- cisable (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#) (3)	Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard A. Smith	311,250	1,215,000	1,556,250	10.00	April 9, 2017	50,000	44,000	—	—
Anthony E. Hull	75,000	300,000	375,000	10.00	April 9, 2017	50,000	44,000	—	—
Kevin J. Kelleher	60,000	240,000	300,000	10.00	April 9, 2017	12,500	11,000	—	—
Alexander E. Perriello, III	75,000	300,000	375,000	10.00	April 9, 2017	25,000	22,000	—	—
Bruce Zipf	60,000	240,000	300,000	10.00	April 9, 2017	50,000	22,000	—	—

(1)	Represents tranche A or time vested Options, which vested and became exercisable on April 10, 2008, the first anniversary of the consummation of the Merger.
(2)	Represent tranche A or time vested Options, which will vest and become exercisable in equal installments on each of the 24th, 36th, 48th and 60th month anniversaries of April 10, 2007, the date on which the Merger was consummated.
(3)	Tranche B and tranche C or performance-vesting Options. One half of the performance-vesting options (the tranche B options) vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% and the other half of the performance-vesting options (the tranche C) upon achievement of an internal rate of return of such funds of 25%.

The following table sets forth outstanding equity awards (consisting solely of stock options of Avis Budget Group and Wyndham Worldwide) as of December 31, 2008 held by our named executive officers that were issued (or in the case of Avis Budget Group equity awards, adjusted) as part of the equitable adjustment of outstanding Cendant equity awards at the date of our separation from Cendant made pursuant to the terms of the Separation Agreement. Except for tax withholding and related liabilities, the awards relating to Wyndham Worldwide common stock are liabilities of Wyndham Worldwide, and the awards relating to Avis Budget Group common stock are liabilities of Avis Budget Group. All of these stock options are fully exercisable. Avis Budget Group awards also reflect an adjustment in connection with a one-for-ten reverse stock split.

Name	Issuer	Number of Securities Underlying Unexercised Options Exercisable (#)	Exercise Price ($)	Option Expiration Date
Richard A. Smith	Avis Budget	62,549	25.71	April 21, 2009
	Avis Budget	28,147	31.79	January 13, 2010
	Avis Budget	26,063	27.40	January 22, 2012
	Wyndham Worldwide	125,098	37.56	April 21, 2009
	Wyndham Worldwide	56,294	46.44	January 13, 2010
	Wyndham Worldwide	208,498	19.78	January 3, 2011
	Wyndham Worldwide	52,124	40.03	January 22, 2012

Anthony E. Hull	Avis Budget	988	28.34	October 15, 2013
	Wyndham Worldwide	1,976	41.40	October 15, 2013

Kevin J. Kelleher	Avis Budget	15,637	25.71	April 21, 2009
	Avis Budget	7,297	31.79	January 13, 2010
	Avis Budget	12,009	27.40	January 22, 2012
	Wyndham Worldwide	31,274	37.56	April 21, 2009
	Wyndham Worldwide	14,594	46.44	January 13, 2010
	Wyndham Worldwide	24,018	40.03	January 22, 2012

Alexander E. Perriello, III	Avis Budget	10,425	25.71	April 21, 2009
	Avis Budget	4,691	31.79	January 13, 2010
	Avis Budget	6,005	27.40	January 22, 2012
	Wyndham Worldwide	20,849	37.56	April 21, 2009
	Wyndham Worldwide	9,382	46.44	January 13, 2010
	Wyndham Worldwide	12,009	40.03	January 22, 2012

Bruce Zipf	Avis Budget	4,014	26.87	January 2, 2011
	Avis Budget	5,212	26.87	April 17, 2012
	Wyndham Worldwide	8,027	39.25	January 2, 2011
	Wyndham Worldwide	10,424	39.25	April 17, 2012

Option Exercises and Stock Vested

None of our named executive officers exercised any Realogy options during 2008. The following table sets forth information with respect to Realogy restricted stock held by our named executive officers that vested during 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Richard A. Smith	50,000	145,500
Anthony E. Hull	50,000	145,500
Kevin J. Kelleher	12,500	36,375
Alexander E. Perriello, III	25,000	72,750
Bruce Zipf	50,000	145,500

(1)	Based upon a share price of $2.91 on October 10, 2008, the date of vesting. Also our named executive officers elected to pay the minimum withholding taxes due upon vesting through the forfeiture of shares. Accordingly, they actually received fewer shares than the amount set forth in the above table.

None of our named executive officers exercised any Wyndham Worldwide or Avis Budget Group options during 2008. There were no outstanding stock awards of Wyndham Worldwide or Avis Budget Group held by any named executive officer during 2008 as all outstanding awards issued upon equitable adjustment of Cendant outstanding restricted stock awards vested on August 15, 2006.

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

Mr. Kelleher is our only named executive officer who participates in the Realogy Pension Plan and his participation in the Cendant Pension Plan was frozen on October 31, 1999 and as of that date he no longer accrues additional benefits (other than his right to attain early retirement subsidies) under the Cendant Pension Plan or the Realogy Pension Plan.

The following table sets forth information relating to Mr. Kelleher’s participation in the Realogy Pension Plan.

Name	Plan Name	Number of Years of Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kevin J. Kelleher	Realogy Pension Plan	24	293,807	—

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us (or Cendant) for Mr. Kelleher through December 31, 2008.
(2)	The valuations included in this column have been calculated as of December 31, 2008 assuming Mr. Kelleher will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 9, “Employee Benefit Plans—Defined Benefit Pension Plan.”

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to our named executive officers’ deferred compensation during 2008:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawal/ Distributions ($)	Aggregate Balance at Last FYE ($)
Anthony E. Hull	31,500	31,500	(1,158)	—	108,513
Bruce Zipf	25,989	25,989	(17,128)	—	34,850

All amounts are deferred under the Company’s Officer Deferred Compensation Plan (the “Realogy Deferral Plan”). Amounts in the above table reflect activity during calendar year 2008 under the Realogy Deferral Plan.

In December 2008, in accordance with the transition rules under Section 409A of the Internal Revenue Code of 1986, as amended, our Compensation Committee amended the Realogy Deferral Plan. The amendment permits participants to revoke their current distribution elections on file and make a new unifying election for their entire account balance. The revocation and election had to be made prior to December 31, 2008. Participants could elect to receive a lump sum distribution in April 2009 or to maintain their then current election. Mr. Hull and Mr. Zipf are participants under the Realogy Deferral Plan and made new elections prior to the end of 2008. Under those new elections, they will receive lump sum distributions in April 2009.

Effective January 1, 2009, the Company suspended participation in the Realogy Officer Deferred Compensation Plan given the Pension Plan’s current underfunding status.

Employment Agreements and Other Arrangements

The following summarizes the terms of the employment agreements with each of our named executive officers. Severance provisions are described in the section titled “Potential Payments Upon Termination or Change of Control.”

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

Messrs. Hull, Kelleher, Perriello and Zipf. On April 10, 2007, we entered into new employment agreements with each of Messrs. Hull, Kelleher, Perriello and Zipf (for purposes of this section, each, an “Executive”), with a five year term (unless earlier terminated) commencing as of the effective time of the Merger, subject to automatic extension for an additional year unless either party provides notice of non-renewal. Pursuant to these employment agreements, each of the Executives continues to serve in the same positions with us as they had served prior to the Merger. These employment agreements supersede any prior employment agreements that we entered into with each Executive. Messrs. Hull, Kelleher, Perriello and Zipf are entitled to the base salary in effect for them as of immediately prior to the effective time of the Merger, employee benefit plans generally available to our executive officers and are eligible for annual bonus awards with a target amount equal to the target bonus in effect for them as of the effective time of the Merger, which target is currently equal to 100% of each Executive’s annual base salary, subject to the attainment of performance goals and the Executive’s being employed with us on the last day of the applicable bonus year. The following are the annual rates of base salary paid to each of the following named executive officers as of December 31, 2008: Mr. Hull, $525,000; Mr. Kelleher, $416,000; Mr. Perriello, $520,000; and Mr. Zipf, $520,000.

Potential Payments upon Termination or Change in Control

The following summarizes the potential payments that may be made to our named executive officers in the event of a termination of their employment or a change of control as of December 31, 2008.

If Mr. Smith’s employment is terminated by us without “cause” or by Mr. Smith for “good reason,” subject to his execution and non-revocation of a general release of claims against us and our affiliates, he will be entitled to (1) a lump sum payment of his unpaid base salary and unpaid earned bonus and (2) an aggregate amount equal to 300% of the sum of his (a) then-current annual base salary and (b) his then-current target bonus, 50% of which will be paid thirty (30) business days after his termination of employment and the remaining portion of which will be paid in thirty-six (36) equal monthly installments following his termination of employment. If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans through the date on which Mr. Smith attains age 75, subject to his continued payment of the employee portion of the premiums for such coverage. Mr. Smith is subject to three-year post-termination non-competition and non-solicitation covenants and is entitled to be reimbursed by us for any “golden parachute” excise taxes, including taxes on any such reimbursement, subject to certain limitations described in his employment agreement.

With respect to Messrs. Hull, Kelleher, Perriello and Zipf (also for purposes of this section, each, an “Executive”), each Executive’s employment agreement provides that if his employment is terminated by us without “cause” or by the Executive for “good reason,” subject to his execution of a general release of claims against us and our affiliates, the Executive will be entitled to:

(1)	a lump sum payment of his unpaid annual base salary and unpaid earned bonus;

(2)

an aggregate amount equal to (x) if such termination occurs within 12 months after a “Sale of the Company,” 200% of the sum of his (a) then-current annual base salary plus his (b) then-current annual target bonus; or (y) 100% (200% in the case of Mr. Hull) of the sum of his (a) then-current annual base salary plus his (b) then-current annual target bonus. Of such amount, 50% will be payable in a lump sum within 30 business days of the date of termination, and the remaining portion will be payable in 12 (24 in the case of Mr. Hull) equal monthly installments following his termination of employment; and

(3)	from the period from the date of termination of employment to the earlier to occur of the second anniversary of such termination or the date on which the individual becomes eligible to participate in another employer’s medical and dental benefit plans, participation in the medical and dental benefit plans maintained by us for active employees, on the same terms and conditions as such active employees, as in effect from time to time during such period.

Each Executive is subject to a two-year post-termination non-competition covenant and three-year post-termination non-solicitation covenant.

The following table sets forth information regarding the value of potential termination payments and benefits our named executive officers would have become entitled to receive upon their termination of employment with us under certain circumstances as of December 31, 2008.

Name	Benefit	Termination without Cause or for Good Reason within 12 months following a Sale of the Company (1) ($)		Death ($)	Disability ($)
Richard A. Smith	Severance Pay	9,000,000	(4)	1,000,000	1,000,000
	Health Care (2)	470,246		470,246	470,246
	Equity Acceleration (3)	44,000		—	—

Anthony E. Hull	Severance Pay	2,100,000		525,000	525,000
	Health Care	29,148		14,574	14,574
	Equity Acceleration (3)	44,000		—	—

Kevin J. Kelleher	Severance Pay	1,664,000		416,000	416,000
	Health Care	20,874		10,437	10,437
	Equity Acceleration (3)	11,000		—	—

Alexander E. Perriello, III.	Severance Pay	2,080,000		520,000	520,000
	Health Care	20,874		10,437	10,437
	Equity Acceleration (3)	22,000		—	—

Bruce Zipf	Severance Pay	2,080,000		520,000	520,000
	Health Care	21,679		10,840	10,840
	Equity Acceleration (3)	44,000		—	—

(1)	If such termination were to have occurred prior to a Sale of the Company, the Severance Pay for each of Messrs. Kelleher, Perriello and Zipf would be equal to 100% rather than 200% of the sum of such individual’s then-current annual base salary plus his then-current annual target bonus—or one-half of the amount reflected under Severance Pay in the above table.
(2)	If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans through the date on which Mr. Smith attains age 75, subject to his continued payment of the employee portion of the premiums for such coverage.
(3)	The vesting of tranche A options and restricted stock awards accelerate upon a Sale of the Company, provided, however, that in the event the individual terminates his employment without “good reason” or his employment is terminated for “cause” within one year of the Sale of the Company, the individual would be required to remit to the Company the proceeds realized in the Sale of the Company for those tranche A options, the vesting of which was accelerated due to the Sale of the Company. There is no value ascribed to the vesting of the tranche A options because the option price exceeded the fair market value of the Holdings common stock of $0.88 per share as of December 31, 2008.

(4)	No “golden parachute” excise tax would be payable based upon Mr. Smith’s historical compensation and accordingly the Company would have no obligation to reimburse Mr. Smith for any such taxes.

Director Compensation

The following sets forth information concerning the compensation of our independent director and our Chairman of the Board in 2008. None of the other members of our board of directors received any compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3) (4)	Total ($)
V. Ann Hailey	64,162	27,155	27,381	118,698
Henry R. Silverman	—	—	964,000	964,000

(1)	Ms. Hailey, our only independent director and the Chair of our Audit Committee, joined the Board on February 4, 2008. She receives a director retainer of $150,000 and a fee as Audit Committee Chair of $10,000, each on an annualized basis. Of the $150,000 director retainer fee, $90,000 is payable pursuant to a grant of restricted shares of common stock of Holdings based upon the fair market value of the common stock on the date of grant, provided that in connection with the initial grant made on February 4, 2008, the common stock was valued at $10.00 per share. The vesting of the restricted stock is identical to the vesting terms of the restricted stock awards granted to certain executive officers: namely, one half vests 18 months following the date of grant and the other half vests on the third anniversary of the grant date, subject to acceleration and vesting in full upon a Sale of the Company. We determined that the fair market value of the restricted stock award of 9,000 shares on the date of grant (February 4, 2008) was $90,000. The table reflects the amount expensed in 2008 with respect to such award.
(2)	All stock awards were made under our Stock Incentive Plan. On February 23, 2009, the Holdings Compensation Committee modified the $150,000 director retainer fee, to make it all payable in cash for 2009.
(3)	Newly appointed independent directors also receive on the date of their appointment a one-time grant of non-qualified options to purchase 50,000 shares of common stock of Holdings with an exercise price equal to the greater of $10.00 per share and the fair market value of the Holdings common stock on the date of grant. The options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to acceleration and vesting in full upon a Sale of the Company. We determined that the fair market value of the option on the date of grant (February 4, 2008) was $121,000. The table reflects the amount expensed in 2008 with respect to such award.
(4)	In connection with Mr. Silverman’s appointment as non-executive chairman of the Company, on November 13, 2007, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share. The options include both time vesting (tranche A) options and performance vesting (tranche B and tranche C) options. In general, one-half of the options granted to Mr. Silverman vest and become exercisable in five equal installments on each of the 12th, 24th, 36th, 48th and 60th month anniversaries of September 1, 2007 (the tranche A options), and one-half of the options are performance vesting options, one half of which vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% (the tranche B options), and the remaining half of which vest upon the achievement of an internal rate of return of such funds of 25% (the tranche C options). We determined that the fair market value of the option on the date of grant (November 13, 2007) was $6,450,000. The table reflects the amount expensed in 2008 with respect to such award.

A director who serves on the Holdings Board does not receive any additional compensation for service on the board of directors of a subsidiary of Holdings, unless there shall be a committee of a subsidiary where there is not a corresponding committee of Holdings.

Compensation Committee Interlocks and Insider Participation

As disclosed in “—Compensation Discussion and Analysis—Company Background,” when Realogy was publicly traded, it had established the Realogy Compensation Committee. Shortly prior to the consummation of the Merger, Apollo, principally through the Holdings Board, whose members then consisted of Apollo’s representatives, Messrs. Marc Becker and M. Ali Rashid, negotiated employment agreements and other arrangements with our named executive officers. Upon consummation of the Merger and the delisting of its stock from the New York Stock Exchange, Realogy disbanded the Realogy Compensation Committee as it no longer needed a separate compensation committee, which had been required under the NYSE listing standards. Between April 10, 2007 and mid-February 2008, decisions relating to executive compensation were within the province of the Holdings Board and the Realogy Board, both of which were (and are) controlled by Apollo representatives. In February 2008, the Holdings Board established the Holdings Compensation Committee, whose members consist of Messrs. Becker and Rashid.

None of the directors who served on the Realogy Compensation Committee, the Holdings Board or the Holdings Compensation Committee has ever been one of our officers or employees. During 2008 none of the members of the Holdings Compensation Committee had any relationship that requires disclosure in this Annual Report as a transaction with a related person.

Mr. Smith, our Chief Executive Officer, serves on the Holdings Board and the Realogy Board, but neither the Holdings Board nor the Realogy Board took any action in 2008 that directly affected the named executive officers’ compensation.

From August 2007 to December 2008, Grenville Turner, the Chief Executive Officer of Countrywide plc, a UK company controlled by Apollo, had served as a member of the Realogy Board, and from February 2008 to December 2008, as a member of the Holdings Board. Similarly, from August 2007 to December 2008, Mr. Smith served as a director of Countrywide plc. During the period following the Merger until the establishment of the Holdings Compensation Committee, neither the Holdings Board nor the Realogy Board took any action that directly affected the named executive officers’ compensation (other than the freezing of the Company match under the 401(k) plan and (with respect to new participants or new elections) under the Realogy Deferral Plan taken in February 2008).

Mr. Smith did not sit on the committee of the board of directors of Countrywide plc that determines Mr. Turner’s compensation

During 2008, (1) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board; (2) none of our executive officers (other than Mr. Smith) served as a director of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board, and (3) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of the directors of the Holdings Board or Realogy Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

All of our issued and outstanding common stock is owned by our parent, Domus Intermediate Holdings Corp. (“Intermediate”), and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Our common stock owned by Intermediate constitutes all of our issued and outstanding capital stock. The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of February 23, 2009 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At February 23, 2009, there were 200,469,675 shares of common stock of Holdings outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Funds (1)	197,820,000	98.7%
Henry R. Silverman (2)	500,000	*
Richard A. Smith (3)	1,534,525	*
Anthony E. Hull (4)	432,025	*
Kevin J. Kelleher (5)	301,069	*
Alexander E. Perriello, III (6)	391,013	*
Bruce Zipf (7)	362,025	*
Marc E. Becker (8)	—	—
V. Ann Hailey (9)	21,500	*
Scott M. Kleinman (8)	—	—
M. Ali Rashid (8)	—	—
Directors and executive officers as a group (14 persons) (10)	4,101,176	2.0%

*	Less than one percent.
(1)

Reflects the outstanding shares of capital stock of Domus Holdings Corp. are held of record by Apollo Investment Fund VI, L.P. (“AIF VI LP”), Domus Investment Holdings, LLC (“Domus LLC”), Domus Co-Investment Holdings LLC (“Domus Co-Invest LLC”) and various members of management of Holdings and Realogy. The general partner of AIF VI LP is Apollo Advisors VI, L.P. (“Advisors VI”) and the manager of AIF VI LP is Apollo Management VI, L.P. (“Management VI”). Management VI also serves as the manager or managing member of each of Domus LLC and Domus Co-Invest LLC. As such, Management VI has voting and investment power over the shares of Domus held by AIF VI LP, Domus LLC and Domus Co-Invest LLC. Leon Black, Joshua Harris and Marc Rowan, each of whom disclaims beneficial ownership of the shares of Realogy held by Domus Intermediate except to the extent of any pecuniary interest therein, are the members of the board of managers of Apollo Management Holdings GP, LLC, the general partner of Apollo Management Holdings, LP, the sole member-manager of Apollo Management GP, LLC, which is the general partner of Apollo Management, L.P., which is the sole member and manager of AIF VI Management, LLC, which serves as the general partner of Management VI (collectively, the “Apollo Management Entities”). Messrs. Black, Rowan and Harris are the members of the board of managers of Apollo Principal Holdings I GP, LLC, which is the general partner of Apollo Principal Holdings I, L.P., which is the sole member of Apollo Capital Management VI, LLC, which serves as the general partner of Advisors VI (collectively, the “Apollo Advisors Entities”). The address of AIF VI LP, Domus LLC, Domus Co- Invest LLC and the Apollo Advisors Entities is c/o Apollo Management, L.P., One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for the Apollo Management Entities is c/o Apollo Management VI, L.P., 9 West 57th Street, 43rd Floor, New York, NY 10019. Does not include 3,290,975 shares of common stock and 234,000 shares of unvested restricted stock beneficially owned by our directors and executive officers and other members of our management, for which AIF VI, LP and Domus LLC have voting power pursuant to the Management Investor Rights Agreement but not investment power.

(2)	Includes 500,000 shares of common stock issuable upon currently exercisable options but does not include 4,500,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(3)	Includes 50,000 shares of restricted stock granted under the Plan and 622,500 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2009. Does not include an additional 2,490,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(4)	Includes 50,000 shares of restricted stock granted under the Plan and 150,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2009. Does not include an additional 600,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(5)	Includes 12,500 shares of restricted stock granted under the Plan and 120,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2009. Does not include an additional 480,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(6)	Includes 25,000 shares of restricted stock granted under the Plan and 150,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2009. Does not include an additional 600,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(7)	Includes 50,000 shares of restricted stock granted under the Plan and 120,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2009. Does not include an additional 480,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(8)	Messrs. Becker, Kleinman and Rashid are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Kleinman and Rashid may be deemed the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(9)	Includes 9,000 shares of restricted stock granted under the Plan and 12,500 shares of common stock issuable upon exercise of currently exercisable options. Does not include an additional 37,500 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(10)	Includes 234,000 shares of restricted stock granted under the Plan and options to purchase 1,872,500 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable within 60 days following February 23, 2009. Does not include an additional 10,200,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.

Equity-Based Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transaction on April 10, 2007, the Holdings Board adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes the Holdings Board, or a committee thereof, to grant unqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Holdings Common Stock, to directors and employees of, and consultants to, Holdings and its subsidiaries, including Realogy. On November 13, 2007, the Holdings Board amended and restated the Stock Incentive Plan to increase the number of shares of Holdings common stock authorized for issuance thereunder from 15 million to 20 million. For additional discussion of our equity compensation including the Plan, see Note 12 “Stock Based Compensation” of our consolidated and combined financial statements included elsewhere in this Annual Report. The table below summarizes the equity issuances under the Stock Incentive Plan as of December 31, 2008:

Plan Category	Number of Securities To be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—		—	—
Equity compensation plans not approved by stockholders	16,115,125	(2)	$10.00	1,388,875	(3)

(1)	Does not include 234,000 restricted shares outstanding at December 31, 2008.
(2)	In addition, of the Holdings shares of common stock issued and outstanding at December 31, 2008, there were 2,271,000 shares of common stock that had been purchased or had vested under the Stock Incentive Plan pursuant to individual subscription agreements and restricted stock awards.
(3)	Also gives effect to shares issued under the Stock Incentive Plan as described in footnote (2).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Apollo Management Fee Agreement

In connection with the Transactions, Apollo also entered into a management fee agreement with us which will allow Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to us from Apollo. We will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million and 2.0% of our annual Adjusted EBITDA for the immediately preceding year, plus out of pocket costs and expenses in connection therewith plus (2) any deferred fees (to the extent such fees were within such amount in clause (1) above originally. The 2007 management fee was capped at $10.5 million. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, we will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

During 2008, Realogy paid Apollo $10.5 million for the services rendered under this agreement during 2007. Realogy has recognized (but has not paid) $15 million of expense related to the management fee for services rendered during 2008.

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

Co-Investor Agreement

In addition to the securityholders agreement, the co-investors entered into a co-investor agreement that governs the co-investment entity as well as sets forth the rights and obligations of the co-investors. The co-investor agreement provides an additional framework for the exercise of limited preemptive rights provided for in the securityholders agreement, generally prohibits transfers of interests in the co-investment entity and provides that the co-investors will receive their pro rata portion of any proceeds received by the co-investment entity in respect of the shares of Holdings common stock owned by the co-investment entity. The co-investor agreement provides that Apollo Management VI, L.P. will be the managing member and in such capacity will exercise all powers of the co-investment entity, including the right to select the co-investment entity’s designee to the Holdings board of directors and the voting of the shares of Holdings owned by the co-investment entity.

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

Other

On June 30, 2008, Affinion Group, Inc., a company controlled by Apollo, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. One-half of the loyalty program was deemed a contingent asset and contingent liability under the terms of the Separation Agreement, with Realogy being responsible for 62.5% of such half or 31.25% of the assets and liabilities under the entire program. Under the AAA, Affinion Group, Inc. assumed all of the liabilities and obligations of Avis Budget Group, Wyndham Worldwide and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share (31.25%) of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date, Realogy agreed to pay approximately $8 million in the aggregate, of which $2,343,750 was paid on July 1, 2008 and $2,109,375, $2,031,250 and $1,484,375 will be payable on the first, second and third anniversaries, respectively, of the closing date).

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. During 2008, the Company recognized revenue related to these transactions of approximately $1 million in the aggregate.

Policies and Procedures for Review of Related Party Transactions

Pursuant to its written charter, our audit committee must review and approve all material related-party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. In determining whether to approve a related party transaction, our audit committee will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. In December 2008, the audit committee approved a written policy with respect to the approval of related party transactions. Under that policy, the Audit Committee delegated to the General Counsel or Chief Financial Officer the authority to approve certain related party transactions that do not require disclosure under Item 404 of Regulation S-K as well as related party transactions with other Apollo portfolio companies, provided the consideration to be paid or received by the other Apollo portfolio companies does not exceed $2.5 million and the transaction is in the ordinary course of business.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 3.03A.00, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At February 23, 2009, Apollo Management VI, L.P. beneficially owned 98.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP served as the auditors for the Company’s financial statements for 2008 and 2007 and is serving in such capacity for the current fiscal year.

Principal Accounting Firm Fees. Fees billed to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2008 and 2007 were as follows:

Audit Fees. The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q (or quarterly reports to bondholders and indenture trustees) and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC registration statements, the April 2007 bond offering memorandum, the Company’s 2007 Registration Statement on Form S-4 and UFOC filings in various states, regulatory and statutory audits and agreed-upon procedures were $4.8 million and $4.8 million, respectively.

Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2008 and 2007 were $0.2 million and $0.4 million, respectively. These fees relate primarily to statutory audits not required by state or regulations and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2008 and 2007.

Tax Fees. The aggregate fees billed for tax services for the fiscal years ended December 31, 2008 and 2007 were $0.8 million and $1.5 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007.

All Other Fees. There were no other fees for the fiscal years ended December 31, 2008 or 2007.

During 2008 and 2007, Avis Budget Group engaged Deloitte and Touche LLP for tax and other services related to items arising under the Separation Agreement. Realogy reimburses Avis Budget Group for 62.5% of the fees so incurred. The amount of tax and other fees reimbursed by the Company were approximately $1.4 million and $0.2 million, respectively, for 2008 and approximately $6.3 million and $1.1 million for 2007, respectively. These amounts are not included in the amounts set forth elsewhere in Item 14.

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

The Pre-Merger Audit Committee established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below. The Pre-Merger Audit Committee also adopted a policy prohibiting the Company from hiring the Deloitte Entities’ personnel, if such person participated in the current annual audit, or immediately preceding annual audit of the Company’s financial statements, and is being hired in a “financial reporting oversight role” as defined by the PCAOB. During the period from April 10, 2007 until February 26, 2008, when the Board had direct oversight of the independent auditor relationship, it did not formally continue the foregoing polices, but nevertheless monitored the Deloitte Entities’ compliance with the AICPA independence and pre-approval policies. (Following its formation, the reconstituted Audit Committee reestablished the pre-approval of services and non-hiring of auditor personnel policies in substantially the same form as the Pre-Merger Audit Committee had in place.)

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

On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date as compared to the Service List.

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2008 and 2007 under such provision.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(A)(1) and (2)    Financial Statements

The consolidated and combined financial statements of the registrant listed in the “Index to Financial Statements” on page F-1 together with the report of Deloitte & Touche LLP, independent auditors, are filed as part of this Annual Report.

(A)(3)    Exhibits

See Index to Exhibits.

(A)(4)    Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th of February 2009.

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

Name	Title	Date

/S/ HENRY R. SILVERMAN Henry R. Silverman	Non-Executive Chairman of the Board	February 25, 2009

/S/ RICHARD A. SMITH Richard A. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/S/ ANTHONY E. HULL Anthony E. Hull	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2009

/S/ DEA BENSON Dea Benson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2009

/S/ MARC E. BECKER Marc E. Becker	Director	February 25, 2009

Name	Title	Date
/S/ V. ANN HAILEY V. Ann Hailey	Director	February 25, 2009

/S/ SCOTT M. KLEINMAN Scott M. Kleinman	Director	February 25, 2009

/S/ M. ALI RASHID M. Ali Rashid	Director	February 25, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent, and following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission does not intend to send, to its security holders an annual report to security holders or proxy material for the year ended December 31, 2008 or with respect to any annual or other meeting of security holders.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations of the Successor for the year ended December  31, 2008 and for the period from April 10, 2007 to December 31, 2007 and Consolidated and Combined Statements of Operations of the Predecessor for the period January 1, 2007 to April 9, 2007 and the year ended December  31, 2006

F-3

Consolidated Balance Sheets as of December 31, 2008 and as of December 31, 2007	F-4

Consolidated Statements of Cash Flows of the Successor for the year ended December  31, 2008 and for the period from April 10, 2007 to December 31, 2007 and Consolidated and Combined Statements of Cash Flows of the Predecessor for the period January 1, 2007 to April 9, 2007 and the year ended December  31, 2006

F-5

Consolidated Statements of Stockholder’s Equity of the Successor for the year ended December  31, 2008 and for the period from April 10, 2007 to December 31, 2007 and Consolidated and Combined Statements of Stockholders’ Equity of the Predecessor for the period January 1, 2007 to April  9, 2007 and the year ended December 31, 2006

F-7

Notes to Consolidated and Combined Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Realogy Corporation and subsidiaries (the “Company”), as of December 31, 2008 and 2007 (successor), and the related consolidated and combined statements of operations, stockholder’s equity (deficit) and cash flows for the year ended December 31, 2008 (successor), the period from April 10, 2007 to December 31, 2007 (successor), the period from January 1, 2007 to April 9, 2007 (predecessor) and the year ended December 31, 2006 (predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 (successor), and the results of its operations and its cash flows for the year ended December 31, 2008 (successor), the period from April 10, 2007 to December 31, 2007 (successor), the period from January 1, 2007 to April 9, 2007 (predecessor) and the year ended December 31, 2006 (predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated and combined financial statements, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 as of January 1, 2007.

As discussed in Note 1 to the consolidated and combined financial statements, effective April 10, 2007, the Company was acquired through a merger in a business combination accounted for as a purchase.

Also as discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”), the Company was comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant. Included in Notes 13 and 14 of the consolidated and combined financial statements is a summary of transactions with related parties. Further as discussed in Note 14 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey

February 25, 2009

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Revenues
Gross commission income	$3,483	$3,409	$1,104	$4,965
Service revenue	737	622	216	854
Franchise fees	323	318	106	472
Other	182	123	66	192

Net revenues	4,725	4,472	1,492	6,483

Expenses
Commission and other agent-related costs	2,275	2,272	726	3,335
Operating	1,607	1,329	489	1,799
Marketing	207	182	84	291
General and administrative	236	180	123	214
Former parent legacy costs (benefit), net	(20)	27	(19)	(38)
Separation costs	—	4	2	66
Restructuring costs	58	35	1	46
Merger costs	2	24	80	4
Impairment of intangible assets, goodwill and investments in unconsolidated entities	1,789	667	—	—
Depreciation and amortization	219	502	37	142
Interest expense	627	495	43	57
Interest income	(3)	(9)	(6)	(28)
Other (income)/expense, net	(9)	—	—	—

Total expenses	6,988	5,708	1,560	5,888

Income (loss) before income taxes, minority interest and equity in earnings	(2,263)	(1,236)	(68)	595
Income tax (benefit) expense	(380)	(439)	(23)	237
Minority interest, net of tax	1	2	—	2
Equity in (earnings) losses of unconsolidated entities	28	(2)	(1)	(9)

Net income (loss)	$(1,912)	$(797)	$(44)	$365

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$437	$153
Trade receivables (net of allowance for doubtful accounts of $46 and $16)	140	122
Relocation receivables	765	1,030
Relocation properties held for sale	22	183
Deferred income taxes	92	82
Due from former parent	3	14
Other current assets	112	143

Total current assets	1,571	1,727

Property and equipment, net	276	381
Goodwill	2,572	3,939
Trademarks	732	1,009
Franchise agreements, net	3,043	3,216
Other intangibles, net	480	509
Other non-current assets	238	391

Total assets	$8,912	$11,172

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$133	$139
Securitization obligations	703	1,014
Due to former parent	554	550
Revolving credit facility and current portion of long-term debt	547	32
Accrued expenses and other current liabilities	513	652

Total current liabilities	2,450	2,387

Long-term debt	6,213	6,207
Deferred income taxes	826	1,249
Other non-current liabilities	165	129

Total liabilities	9,654	9,972

Commitments and contingencies (Notes 14 and 15)

Stockholder’s equity (deficit):
Common stock	—	—
Additional paid-in capital	2,013	2,006
Accumulated deficit	(2,709)	(797)
Accumulated other comprehensive loss	(46)	(9)

Total stockholder’s equity (deficit)	(742)	1,200

Total liabilities and stockholder’s equity (deficit)	$8,912	$11,172

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Operating Activities
Net income (loss)	$(1,912)	$(797)	$(44)	$365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	219	502	37	142
Deferred income taxes	(380)	(455)	(20)	102
Merger costs related to employee equity awards	—	—	56	—
Separation costs related to employee equity awards	—	—	—	51
Impairment of intangible assets, goodwill and investments in unconsolidated entities	1,789	667	—	—
Amortization and write-off of deferred financing costs and discount on unsecured notes	30	33	4	4
Gain on early extinguishment of debt	—	(3)	—	—
Gain on disposition of unconsolidated entities	(5)	—	—	—
Equity in (earnings) losses of unconsolidated entities	28	(2)	(1)	(9)
Other adjustments to net income (loss)	20	5	—	15
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(18)	16	(26)	(14)
Relocation receivables	190	(155)	109	(186)
Relocation properties held for sale	161	(33)	35	(100)
Other assets	45	20	(65)	(46)
Accounts payable, accrued expenses and other current liabilities	(57)	187	5	(18)
Litigation settlement proceeds	—	80	—	—
Due (to) from former parent	(7)	39	15	(58)
Other, net	6	5	2	(3)

Net cash provided by operating activities	109	109	107	245

Investing Activities
Property and equipment additions	(52)	(71)	(31)	(130)
Acquisition of Realogy	—	(6,761)	—	—
Net assets acquired (net of cash acquired) and acquisition-related payments	(12)	(34)	(22)	(168)
Proceeds from sale of preferred stock and warrants	—	—	22	—
Proceeds from the sale of property and equipment	7	—	—	—
Proceeds related to corporate aircraft sale leaseback and termination	12	21	—	—
Proceeds from sale of a joint venture	12	—	—	—
Investment in unconsolidated entities	(4)	(2)	—	(11)
Purchase of marketable securities	—	(12)	—	—
Change in restricted cash	10	8	(9)	(1)
Other, net	4	(2)	—	—

Net cash used in investing activities	$(23)	$(6,853)	$(40)	$(310)

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONT’D)

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Financing Activities
Net change in revolving credit facility	$515	$—	$—	$—
Repayments made on new term loan credit facility	(32)	(16)	—	—
Note payment for 2006 acquisition of Texas American Title Company	(10)	—	—	—
Net change in securitization obligations	(258)	110	21	121
Proceeds from new term loan credit facility and issuance of unsecured notes	—	6,252	—	—
Repayment of predecessor term loan facility	—	(600)	—	—
Repurchase of 2006 Senior Notes, net of discount	—	(1,197)	—	—
Repayment of prior securitization obligations	—	(914)	—	—
Proceeds from new securitization obligations	—	903	—	—
Repayment of unsecured borrowings	—	—	—	(1,625)
Proceeds from borrowings under unsecured credit facilities	—	—	—	3,425
Repurchase of common stock	—	—	—	(884)
Proceeds from issuances of common stock for equity awards	—	—	36	46
Payment to Cendant at separation	—	—	—	(2,183)
Change in amounts due from Cendant Corporation	—	—	—	118
Debt issuance costs	—	(157)	—	(13)
Proceeds received from Cendant’s sale of Travelport	—	—	5	1,436
Investment by affiliates of Apollo, co-investors and management	—	1,999	—	—
Other, net	(16)	(12)	—	(14)

Net cash provided by financing activities	199	6,368	62	427
Effect of changes in exchange rates on cash and cash equivalents	(1)	1	—	1

Net increase (decrease) in cash and cash equivalents	284	(375)	129	363
Cash and cash equivalents, beginning of period	153	528	399	36

Cash and cash equivalents, end of period	$437	$153	$528	$399

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$635	$408	$25	$81
Income tax payments (refunds), net	—	7	(26)	42

See Notes to Consolidated and Combined Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF

STOCKHOLDER’S EQUITY (DEFICIT)

(In millions)

	Common Stock		Additional Paid-In Capital	Parent Company’s Net Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholder’s Equity
	Shares	Amount					Shares	Amount
Predecessor
Balance at January 1, 2006	—	$—	$—	$3,563	$—	$4	—	$—	$3,567
Comprehensive income:
Net income	—	—	—	232	133	—	—	—
Currency translation adjustment	—	—	—	—	—	1	—	—
Additional minimum pension liability, net of tax	—	—	—	—	—	(1)	—	—
Total comprehensive income									365
Net distribution to Cendant	—	—	—	(2,183)	—	—	—	—	(2,183)
Distribution received from Cendant related to Travelport sale	—	—	—	1,454	—	—	—	—	1,454
Assumption of liabilities and forgiveness of Cendant intercompany balance	—	—	—	174	—	—	—	—	174
Additional minimum pension liability recorded at Separation, net of tax of ($13)	—	—	—	—	—	(22)	—	—	(22)
Transfer of net investment to additional paid-in capital	—	—	3,240	(3,240)	—	—	—	—	—
Guarantees recorded related to the Separation	—	—	(71)	—	—	—	—	—	(71)
Deferred income taxes related to guarantees	—	—	27	—	—	—	—	—	27
Issuance of common stock	250.4	3	(3)	—	—	—	—	—	—
Charge related to Cendant equity award conversion	—	—	11	—	—	—	—	—	11
Repurchases of common stock	(38.2)	(1)	(883)	—	—	—	—	—	(884)
Exercise of stock options	2.0	—	48	—	—	—	—	—	48
Net activity related to equity awards	2.0	—	15	—	—	—	0.8	(18)	(3)

Balance at December 31, 2006	216.2	$2	$2,384	$—	$133	$(18)	0.8	$(18)	$2,483
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(13)	—	—	—	(13)
Comprehensive income (loss):
Net loss	—	—	—	—	(44)	—	—	—
Currency translation adjustment	—	—	—	—	—	(1)	—	—
Total comprehensive income (loss)									(45)
Exercise of stock options	1.6	—	35	—	—	—	—	—	35
Stock based compensation expense due to accelerated vesting	—	—	56	—	—	—	—	—	56
Stock based compensation expense related to Realogy’s awards	—	—	5	—	—	—	—	—	5
Forgiveness of Cendant intercompany balance	—	—	3	—	—	—	—	—	3
Distribution received from Cendant related to Travelport sale	—	—	5	—	—	—	—	—	5

Balance at April 9, 2007	217.8	$2	$2,488	$—	$76	$(19)	0.8	$(18)	$2,529

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF

STOCKHOLDER’S EQUITY (DEFICIT) (CONT’D)

(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Successor
Capital contribution from affiliates of Apollo, co-investors and management	—	$—	$2,001	$—	$—	$2,001
Comprehensive loss:
Net loss	—	—	—	(797)	—
Currency translation adjustment	—	—	—	—	1
Unrealized loss on cash flow hedges, net of tax benefit of $7	—	—	—	—	(12)
Additional minimum pension liability, net of tax	—	—	—	—	2
Total comprehensive loss	—	—	—	—	—	(806)
Stock based compensation related to Domus awards	—	—	5	—	—	5

Balance at December 31, 2007	—	$—	$2,006	$(797)	$(9)	$1,200

Comprehensive loss:
Net loss	—	—	—	(1,912)	—
Currency translation adjustment	—	—	—	—	(8)
Unrealized loss on cash flow hedges, net of tax benefit of $8	—	—	—	—	(11)
Additional minimum pension liability, net of tax	—	—	—	—	(18)
Total comprehensive loss	—	—	—	—	—	(1,949)
Stock based compensation related to Domus awards	—	—	7	—	—	7

Balance at December 31, 2008	—	$—	$2,013	$(2,709)	$(46)	$(742)

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

On December 15, 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”). The merger called for Holdings to acquire the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”).

The Company incurred indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. The Merger was financed by borrowings under our senior secured credit facility, issuance of unsecured notes, an equity contribution and cash on hand. See Note 8 “Short and Long Term Debt” for additional information on the indebtedness incurred related to the Merger and for additional information related to the Company’s senior secured leverage ratio that it is required to maintain. The equity contribution to the Company of $2,001 million was comprised of investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity. We also refinanced the credit facilities covering our relocation securitization facilities (“the Securitization Facilities Refinancing”). The term “Transactions” refers to, collectively, (1) the Merger, (2) the offering of the unsecured notes, (3) the initial borrowings under our senior secured credit facility, including our synthetic letter of credit facility, (4) the equity investment, and (5) the Securitization Facilities Refinancings.

The aggregate consideration paid in the Merger has been allocated to recognize the acquired assets and liabilities at fair value as of the acquisition date. The fair value adjustments (i) increased the carrying value of certain of our assets and liabilities, (ii) established or increased the carrying value of intangible assets for our tradenames, customer relationships, franchise agreements and pendings and listings and (iii) revalued our long-term benefit plan obligations and insurance obligations, among other things. Subsequent to the Merger, interest expense and depreciation and amortization expense have significantly increased and the Company is significantly leveraged.

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

The accompanying consolidated and combined financial statements of the Company and its Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

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

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services—(known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of December 31, 2008, we had approximately 15,600 franchised and company owned offices and 285,000 sales associates operating under our brands in the U.S. and 94 other countries and territories around the world, which included approximately 835 of our company owned and operated brokerage offices with approximately 50,800 sales associates.

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

In order to comply with the senior secured leverage ratio for the 12 month periods ended March 31, June 30, September 30 and December 31, 2009 (or to avoid an event of default thereof) the Company will need to achieve increased levels of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating Contingent Asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof. Factors (b) through (f) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Apollo has advised the Company that based upon management’s current financial outlook, it will provide financial assistance to the Company, to the extent necessary, in meeting its senior secured leverage ratio and cash flow needs through December 31, 2009. If necessary, Apollo will provide the Company with an equity infusion of up to $150 million although management believes such full amount will not be required during this period. Based upon its current financial forecast, and to the extent necessary, Apollo’s financial assistance, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA and reduce net senior secured indebtedness.

If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default through an equity cure from our parent permitted thereunder, there would be an “event of default” under the senior secured credit agreement. See Note 8, “Short and Long Term Debt” for a description of the consequences of an event of default.

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

Relocation Services

The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue on a net basis as services are provided, except for instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home. In such cases, revenues are recorded on a gross basis as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. However, there are limited instances in which the Company assumes the risk of loss. When the risk of loss is assumed, the Company records the value of the home on its Consolidated Balance Sheets within the relocation properties held for sale line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated and Combined Statements of Operations and was not material for any period presented. The aggregate selling price of such homes was $571 million for the year ended December 31, 2008, $532 million for the period April 10, 2007 through December 31, 2007, $250 million for the period January 1, 2007 through April 9, 2007 and $610 million for the year ended December 31, 2006.

Additionally, the Company generally earns interest income on the funds it advances on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the securitization obligations) in the accompanying Consolidated and Combined Statements of Operations. The Company also earns revenue from real estate brokers, which is recognized at the time the underlying property closes, and revenues from other third-party service providers where the Company earns a referral fee or commission, which is recognized at the time of completion of services.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments and includes specific accounts for which payment has become unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is recorded driven by the age profile of the receivables.

EQUITY IN (EARNINGS) LOSSES OF UNCONSOLIDATED ENTITIES

Equity in (earnings) losses of unconsolidated entities was previously presented within Other Revenues in the consolidated statement of operations. The Company has changed the presentation of these amounts to reflect them on a separate line below income taxes in the Consolidated Statement of Operations for all periods presented.

ADVERTISING EXPENSES

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $191 million for the year ended December 31, 2008, $172 million for the period April 10, 2007 through December 31, 2007, $69 million for the period January 1, 2007 through April 9, 2007 and $241 million for the year ended December 31, 2006.

INCOME TAXES

The Company’s operations have been included in the consolidated federal tax return of Cendant up to the date of Separation. In addition, the Company has filed consolidated and unitary state income tax returns with Cendant in jurisdictions where required or permitted and continued to file with Cendant up to the date of Separation. The income taxes associated with the Company’s inclusion in Cendant’s consolidated federal and state income tax returns are included in the due to Cendant, net line item on the accompanying Consolidated Balance Sheets. The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company. Certain tax assets and liabilities of the Company may be adjusted in connection with the finalization of Cendant’s prior years’ income tax returns or as a result of changes related to the Separation.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment has historically been recorded through goodwill rather than the provision for income taxes. Upon the adoption of SFAS No. 141(R) these adjustments will be included in the income tax provision. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependant on estimated future taxable income and the completion of certain tax strategies. A change in the Company’s estimate of future taxable income may require an addition or reduction to the valuation allowance.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required, and recognized a $13 million increase in the liability for unrecognized tax benefits including associated accrued interest and penalties and a corresponding decrease in retained earnings. See Note 10 “Income Taxes” for additional information.

CASH AND CASH EQUIVALENTS

The Company considers highly-liquid investments with remaining maturities not exceeding three months at the date of purchase to be cash equivalents.

RESTRICTED CASH

Restricted cash primarily relates to amounts specifically designated as collateralization for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $11 million and $21 million at December 31, 2008 and 2007, respectively and are primarily included within other current assets on the Company’s Consolidated Balance Sheets.

DERIVATIVE INSTRUMENTS

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS No.133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. The fluctuations in the value of these forward contracts do, however, generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates with an aggregate notional value of $775 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. In January 2009, one of the interest rate swaps with a notional value of $200 million expired. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and the unfavorable fair market value of the swaps of $23 million, net of income taxes, is recorded in Accumulated Other Comprehensive Loss at December 31, 2008.

INVESTMENTS

At December 31, 2008 and 2007, the Company had various equity method investments aggregating $30 million and $122 million, respectively, which are primarily recorded within other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, LLC (“PHH Home Loans”), a mortgage origination venture formed in 2005 in connection with Cendant’s spin-off of PHH Corporation (“PHH”) in January 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $25 million at December 31, 2008. See Note 14 “Separation Adjustments and Transactions with Former Parent and Subsidiaries” for a more detailed description of the Company’s relationship with PHH Home Loans.

In 2008, the Company recorded impairment charges of $50 million related to its equity method investments as a result of lower long term financial forecasts and a higher weighted average cost of capital.

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

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 8 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $108 million and $117 million at December 31, 2008 and 2007, respectively.

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

In connection with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. Each of the Company’s operating segments represents a reporting unit.

The Company assesses goodwill for such impairment by first comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. If the first test required under SFAS No. 142 indicates a potential impairment, we would perform a second test for that reporting unit to determine the amount of impairment loss, if any. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize including discount rates, cost of capital, future cash flows and other assumptions. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

During the fourth quarter of 2008, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $1,739 million ($1,523 million net of income tax benefit). The impairment charge reduced intangible assets by $384 million and reduced goodwill by $1,355 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage services segment by $162 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $289 million. The impairment is the result of the worsening macro-economic factors during 2008, particularly during the fourth quarter of 2008 with the systematic failure of financial institutions and the related tightening of the credit markets and the deepening recession and increasing levels of unemployment. The worsening macro-economic factors have adversely affected the Company’s operations and negatively impacted the Company’s financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated statements of operations and is non-cash in nature. In addition in 2008, the Company recorded impairment charges of $50 million related to investments in unconsolidated entities as a result of lower long term financial forecasts and a higher weighted average cost of capital.

During the fourth quarter of 2007, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million. The impairment was the result of the continued downturn in the residential real estate market in 2007 as well as reduced short term financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated and combined statements of operations and is non-cash in nature.

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

SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions in 2008 included the sale of the corporate aircraft, which resulted in the termination of a capital lease for $26 million. Also in 2008, the Company accrued PIK interest, which resulted in a non-cash transfer of $32 million between accrued interest and long term debt.

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

STOCK-BASED COMPENSATION

The Company uses the modified prospective application method under the provisions of SFAS 123(R). The Company uses the Black-Scholes option pricing model to estimate the fair value of time vested stock appreciation rights (“SARs”) and options and a lattice based valuation model to estimate the fair value of performance based awards, on the date of grant which requires certain estimates by management including the expected volatility and expected term of the SAR or option. Management also makes decisions regarding the risk free interest rate used in the models and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Consolidated and Combined Statements of Operations ratably over the vesting period. The Company expects to issue new shares to satisfy share option exercises.

FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company deferred the adoption of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 introduced significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. These pronouncements are effective for business acquisitions consummated after the fiscal year beginning on or after December 15, 2008. In addition, SFAS No. 160 requires retrospective application to the presentation and disclosure for all periods presented in the financial statements. The Company intends to adopt these pronouncements on January 1, 2009 and will apply these pronouncements to future acquisitions.

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

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”) and Issue No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. It is effective prospectively in fiscal years and interim periods beginning on or after December 15, 2008. EITF 08-7 specifies the definition and accounting for defensive intangible assets after the initial measurement. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company intends to adopt both EITF Issues in January 2009 and is currently assessing the impact on the consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). This FSP enhances the annual disclosure about plan assets by requiring the nature and amount of concentrations of risk, fair value measurement similar to SFAS 157 requirements, significant investment strategies, and increased asset categories. The FSP is effective prospectively for fiscal years ending after December 15, 2009. The Company will adopt the disclosure requirements under this FSP for the year ending December 31, 2009. The FSP amends disclosure requirements and will not have an impact on the Company’s consolidated financial statements.

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

For the year ended December 31, 2008, the periods April 10, 2007 through December 31, 2007 and January 1, 2007 through April 9, 2007 and for the year ended December 31, 2006, the Company made earnout payments of $8 million, $12 million, $18 million, and $18 million, respectively, in connection with previously acquired businesses.

2008 ACQUISITIONS

During the year ended December 31, 2008, the Company acquired six real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $3 million of cash, in the aggregate, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $2 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

None of the 2008 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate. The Company continues to gather information concerning the valuation of identified intangible assets and their associated lives in connection with the acquisitions.

2007 ACQUISITIONS

During the period January 1, 2007 to April 9, 2007, the Company acquired three real estate brokerage operations through its wholly-owned subsidiary, NRT, for $1 million of cash, in the aggregate, which resulted in goodwill of less than $1 million that was assigned to the Company Owned Real Estate Brokerage Services segment. During the period April 10, 2007 to December 31, 2007, the Company acquired six real estate brokerage operations through its wholly-owned subsidiary, NRT, for $4 million of cash, in the aggregate, which resulted in goodwill of $4 million that was assigned to the Company Owned Real Estate Brokerage Services segment. The acquisition of real estate brokerages by NRT is a core part of its growth strategy.

In May 2007, the Company also acquired a Canadian real estate franchise operation through its Real Estate Franchise Services segment for $13 million in cash which resulted in goodwill of $4 million.

In October 2007, the Company entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). The Company is building a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between us and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal term for another 50 years at our option. The agreement has an initial fee of $3 million and ongoing licensing fees, subject to minimum payment requirements, based upon the royalties that Realogy earns from franchising the Better Homes and Gardens Real Estate brand. The minimum annual licensing fees will begin in 2009 with $500 thousand and increase to $4 million by 2015 and generally remains the same thereafter throughout the end of the agreement.

None of the 2007 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

4.	INTANGIBLE ASSETS

Intangible assets consisted of:

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$2,019	$121	$1,898	$2,019	$54	$1,965
License agreements (b)	45	2	43	45	1	44
Pendings and listings (c)	2	2	—	2	1	1
Customer relationships (d)	467	45	422	467	19	448
Other (e)	7	2	5	7	1	6

	$2,540	$172	$2,368	$2,540	$76	$2,464

Unamortized Intangible Assets
Goodwill	$2,572			$3,939

Franchise agreement with NRT (f)	$1,145			$1,251
Trademarks (g)	732			1,009
Title plant shares (h)	10			10

	$1,887			$2,270

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).

(d)	Relates to the customer relationships at Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(g)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial, Sotheby’s International Realty, and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(h)	Primarily relates to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

During the fourth quarter of 2008, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $1,739 million ($1,523 million net of income tax benefit). The impairment charge reduced intangible assets by $384 million and reduced goodwill by $1,355 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $162 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $289 million. The impairment is the result of the worsening macro-economic climate which have adversely affected the Company’s operations and negatively impacted the Company’s financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated statements of operations and is non-cash in nature.

During the fourth quarter of 2007, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment was the result of the continued downturn in the residential real estate market in 2007 as well as reduced short term financial projections. The impairment charge is recorded on a separate line in the accompanying consolidated and combined statements of operations and is non-cash in nature.

The changes in the carrying amount of intangible assets are as follows:

	Successor
	Balance at January 1, 2008	Acquisitions	Impairment Charge (a)	Balance at December 31, 2008
Franchise agreements	$2,019	$—	$—	$2,019
License agreements	45	—	—	45
Pendings and listings	2	—	—	2
Customer relationship	467	—	—	467
Franchise agreement with NRT	1,251	—	(106)	1,145
Trademarks	1,009	—	(277)	732
Title plant shares	10	1	(1)	10
Other	7	—	—	7

Total	$4,810	$1	$(384)	$4,427

(a)	The intangible asset impairment charge impacted the Real Estate Franchise Services segment by $244 million, the Company Owned Real Estate Brokerage Services segment by $4 million, the Relocation Services segment by $88 million and the Title and Settlement Services segment by $48 million.

	Predecessor			Successor
	Balance at January 1, 2007	Activity from January 1 to April 9 2007	Balance at April 9, 2007 before Merger	Adjustment for Realogy Merger	Other Acquisitions	Impairment Charge (b)	Balance at December 31, 2007
Franchise agreements	$511	$—	$511	$1,499	$9	$—	$2,019
License agreements	47	—	47	(5)	3	—	45
Pendings and listings	2	—	2	— (a)	—	—	2
Customer relationship	12	—	12	455	—	—	467
Franchise agreement with NRT	—	—	—	1,671	—	(420)	1,251
Trademarks	17	—	17	1,122	—	(130)	1,009
Title plant shares	10	—	10	—	—	—	10
Other	19	—	19	(12)	—	—	7

Total	$618	$—	$618	$4,730	$12	$(550)	$4,810

(a)	The $337 million pendings and listings intangible asset which was established in purchase accounting has been fully amortized by December 31, 2007.
(b)	The intangible asset impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $6 million and the Title and Settlement Services segment by $31 million.

The changes in the carrying amount of goodwill are as follows:

	Successor
	Balance at January 1, 2008	Acquisitions (a)	Impairment Charge	Balance at December 31, 2008
Real Estate Franchise Services	$2,260	$5	$(709)	$1,556
Company Owned Real Estate Brokerage Services	766	(8)	(158)	600
Relocation Services	596	(5)	(247)	344
Title and Settlement Services	317	(4)	(241)	72

Total Company	$3,939	$(12)	$(1,355)	$2,572

(a)	$(13) million relates to purchase accounting fair value adjustments related to the Merger offset by less than $2 million for acquisitions of real estate brokerages by NRT.

	Predecessor			Successor
	Balance at January 1, 2007	Adjustment to Previously Acquired Goodwill	Balance at April 9, 2007 Before Merger	Adjustment for Realogy Merger	Other Acquisitions		Impairment Charge	Balance at December 31, 2007
Real Estate Franchise Services	$685	$—	$685	$1,571	$4	(a)	$—	$2,260
Company Owned Real Estate Brokerage Services	2,532	3	2,535	(1,773)	4	(b)	—	766
Relocation Services	53	—	53	577	—		(34)	596
Title and Settlement Services	56	1	57	342	1		(83)	317

Total Company	$3,326	$4	$3,330	$717	$9		$(117)	$3,939

(a)	Relates to the acquisition of real estate operations in Canada by the Real Estate Franchise Services segment in 2007. See Note 3 “Acquisitions.”
(b)	Relates to the acquisitions of real estate brokerages by NRT for $4 million. See Note 3 “Acquisitions”.

Intangible asset amortization expense is as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Franchise agreements	$67	$54	$5	$17
License agreement	1	1	—	1
Pendings and listings	1	339	—	14
Customer relationships	26	20	—	1
Other	2	1	1	4

Total	$97	$415	$6	$37

Based on the Company’s amortizable intangible assets as of December 31, 2008, the Company expects related amortization expense for the five succeeding fiscal years and thereafter to be approximately $94 million, $94 million, $94 million, $94 million, $94 million and $1,898 million in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES

Franchise fee revenue is $323 million, $318 million, $106 million and $472 million in the accompanying Consolidated and Combined Statements of Operations for the year ended December 31, 2008, the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006, respectively. These amounts include initial franchise fees of $3 million, $4 million, $2 million and $8 million for the year ended December 31, 2008, the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006, respectively, and are net of annual volume incentives of $34 million, $39 million, $13 million and $81 million, respectively, provided to real estate franchisees. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of commission income earned and paid during a calendar year. Each brand has several different annual incentive schedules currently in effect.

The Company’s wholly-owned real estate brokerage services segment, NRT, continues to pay royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation and, therefore, not reflected above. NRT paid royalties to the Real Estate Franchise Services segment of $237 million for the year ended December 31, 2008, $225 million during the period April 10, 2007 through December 31, 2007, $74 million for the period January 1, 2007 through April 9, 2007 and $327 million for the year ended December 31, 2006.

Marketing fees are paid by the Company’s real estate franchisees and are calculated based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees approximated $54 million, $38 million, $27 million, and $52 million for the year ended December 31, 2008, the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006, respectively, and are recorded within Other revenues on the accompanying Consolidated and Combined Statements of Operations. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.

The number of franchised and company owned outlets in operation are as follows:

	(Unaudited)
	As of December 31,
	2008	2007	2006
Franchised:
Century 21®	8,501	8,321	8,492
ERA®	2,762	2,922	2,943
Coldwell Banker®	2,786	2,878	2,950
Coldwell Banker Commercial®	226	219	209
Sotheby’s International Realty®	480	423	293
Better Homes and Gardens® Real Estate	39	—	—

	14,794	14,763	14,887

Company Owned:
ERA®	28	28	29
Coldwell Banker®	722	816	874
Sotheby’s International Realty®	44	50	53
Corcoran®/Other	41	45	48

	835	939	1,004

The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited)
	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31 2006
Franchised:
Beginning balance	14,763	14,778	14,887	13,917
Additions	1,327	572	169	1,690
Terminations	(1,296)	(587)	(278)	(720)

Ending balance	14,794	14,763	14,778	14,887

Company Owned:
Beginning balance	939	996	1,004	1,082
Additions	5	11	7	46
Closures	(109)	(68)	(15)	(124)

Ending balance	835	939	996	1,004

As of December 31, 2008, there were an insignificant amount of applications awaiting approval for execution of new franchise agreements. Additionally, as of December 31, 2008, there were an insignificant number of franchise agreements pending termination.

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands or in franchise expansion, the Company may also, at its discretion, provide development advances to franchisees who are either new or who are expanding their operations. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the development advance, and is in compliance with the terms of the franchise agreement, the amount of the development advance is forgiven annually in equal ratable amounts (typically nine years). Otherwise, related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2008, 2007 or 2006. The amount of such franchisee development advances was $79 million, net of $24 million of reserves, and $92 million, net of $13 million of reserves at December 31, 2008 and 2007, respectively. These amounts are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. During the year ended December 31, 2008, the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006, the Company recorded $16 million, $11 million, less than $1 million, and $10 million, respectively, of expense related to the forgiveness of these advances. Such amounts are recorded within operating expenses in the Company’s Consolidated and Combined Statements of Operations.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of December 31, consisted of:

	2008	2007
Furniture, fixtures and equipment	$163	$188
Capitalized software	173	151
Building and leasehold improvements	124	117
Land	3	7

	463	463
Less: accumulated depreciation and amortization	(187)	(82)

	$276	$381

The Company recorded depreciation and amortization expense of $122 million, $87 million, $31 million and $105 million for the year ended December 31, 2008, the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006, respectively, related to property and equipment.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2008	2007
Accrued payroll and related employee costs	$94	$114
Accrued volume incentives	22	35
Deferred income	80	97
Accrued interest	120	146
Other	197	260

	$513	$652

8.	SHORT AND LONG TERM DEBT

As of December 31, total debt is as follows:

	2008	2007
Senior Secured Credit Facility
Revolving Credit Facility	$515	$—
Term Loan Facility	3,123	3,154
Fixed Rate Senior Notes (1)	1,683	1,681
Senior Toggle Notes (2)	577	544
Senior Subordinated Notes (3)	862	860
Securitization Obligations:
Apple Ridge Funding LLC	537	670
Kenosia Funding LLC	20	175
U.K. Relocation Receivables Funding Limited	146	169

	$7,463	$7,253

(1)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $17 million.
(2)	Consists of $582 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(3)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.

2006 SENIOR NOTES

On October 20, 2006, the Company completed a bond offering pursuant to Rule 144A under the Securities Act of 1933, as amended for $1,200 million aggregate principal amount of senior notes (“2006 Senior Notes”).

On May 10, 2007, the Company offered to purchase the 2006 Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the payment date of July 9, 2007. The Company was required to make the offer to purchase due to the change in control that occurred as a result of the Merger and the lowering of the debt ratings applicable to the 2006 Senior Notes to non-investment grade. On July 9, 2007, the Company purchased the $1,003 million principal amount of 2006 Senior Notes that were tendered. The Company utilized the Senior Secured Credit Facility to finance the purchases of the 2006 Senior Notes and to pay related interest and fees.

In the third and fourth quarters of 2007, the Company purchased the remaining $197 million principal amount of 2006 Senior Notes in privately negotiated transactions utilizing the Senior Secured Credit Facility to pay related interest and fees. These purchases resulted in a gain on debt extinguishment of $3 million and a write off of deferred financing costs of $7 million. These amounts are recorded in interest expense in the Consolidated and Combined Statements of Operations for the period ended December 31, 2007.

SENIOR SECURED CREDIT FACILITY

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility (including a $1,220 million delayed draw term loan sub-facility), (ii) a $750 million revolving credit facility and (iii) a $525 million synthetic letter of credit facility. The Company utilized $1,950 million of the term loan facility to finance a portion of the Merger, including the payment of fees and expenses. The $1,220 million delayed draw term loan sub-facility was available solely to finance the refinancing of the 2006 Senior Notes. The Company utilized $1,220 million of the delayed draw facility to fund the purchases and pay related interest and fees of the 2006 Senior Notes in the third and fourth quarters of 2007. Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0% or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0%. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. Prior to December 31, 2008, the Company elected to borrow from its revolving credit facility in order to have cash on hand.

The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25% in each case subject to adjustment based on the attainment of certain leverage ratios.

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $522 million on December 31, 2007 and to $518 million at December 31, 2008. On April 26, 2007 the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. (See Note 15 “Commitments and Contingencies”). The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities and will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

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

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing 12 month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.35 to 1 at December 31, 2008. The ratio steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility includes certain adjustments and also is calculated on a pro forma basis for purposes of the senior secured leverage ratio. In this Annual Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At December 31, 2008, the Company was in compliance with the senior secured leverage ratio.

The Company’s current financial forecast of Adjusted EBITDA includes additional cost saving and business optimization initiatives. As such initiatives are implemented; management will give pro forma effect to such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve month period for calculating compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the 12 month periods ended March 31, June 30, September 30 and December 31, 2009 (or to avoid an event of default thereof) the Company will need to achieve increased levels of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating Contingent Asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof. Factors (b) through (f) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Apollo has advised the Company that based upon management’s current financial outlook, it will provide financial assistance to the Company, to the extent necessary, in meeting its senior secured leverage ratio and cash flow needs through December 31, 2009. If necessary, Apollo will provide the Company with an equity infusion of up to $150 million although management believes such full amount will not be required during this period. Based upon its current financial forecast, and to the extent necessary, Apollo’s financial assistance, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA and reduce net senior secured indebtedness.

If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default through an equity cure from our parent permitted thereunder, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

If an event of default occurs under the senior secured credit facility, and the Company fails to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to the Company;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent the Company from making payments on the Unsecured Notes;

any of which could result in an event of default under the Unsecured Notes and our Securitization Facilities.

If the Company were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, the Company may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

FIXED RATE SENIOR NOTES DUE 2014, SENIOR TOGGLE NOTES DUE 2014 AND SENIOR SUBORDINATED NOTES DUE 2015

On April 10, 2007, the Company issued in a private placement $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes”), collectively referred to as the “old notes”).

On February 15, 2008, we completed an exchange offer of exchange notes for the old notes. The exchange notes refer to the old notes, registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement filed on Form S-4 and declared effective by the SEC on January 9, 2008. The term “Unsecured Notes” refers to the old notes and the exchange notes.

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

For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company will make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the amount that the Company would be required to repay in April 2012 would be approximately $204 million.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will mature on April 15, 2015. Each Senior Subordinated Note bears interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

The Company’s Unsecured Notes contain various covenants that limit the Company’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or to make other payments to the Company;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of the Company’s assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Unsecured Notes.

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

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	December 31, 2008	December 31, 2007
Apple Ridge Funding LLC	$537	$670
Kenosia Funding LLC	20	175
U.K. Relocation Receivables Funding Limited	146	169

	$703	$1,014

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

Certain of the funds that the Company receives from relocation receivables or relocation properties held for sale and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $845 million and $1,300 million of underlying relocation receivables, relocation properties held for sale and other related assets at December 31, 2008 and 2007, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $46 million for the year ended December 31, 2008, $46 million for the period April 10, 2007 through December 31, 2007, $13 million for the period January 1, 2007 through April 9, 2007 and $42 million for the year ended December 31, 2006. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund relocation receivables and advances and properties held for sale within the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.9%, 6.4% and 5.4% for the year ended December 31, 2008, 2007 and 2006, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under the senior secured credit facility, Unsecured Notes and other material indebtedness. Given the current recession and an increasing number of companies having difficulties meeting their financial obligations, there is a heightened risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750,000 in any one month or $1.5 million in any trailing 12 month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five year term. This program is subject to termination at the end of the five year agreement and would amortize if not renewed. This program has restrictive covenants, including those relating to financial reporting, mergers and change of control, and events of default. The events of default include non-payment of the indebtedness and cross defaults under the senior secured credit facility, Unsecured Notes and other material indebtedness. Upon an event of default, the lending institution may amortize the indebtedness under the facility and terminate the program.

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

As of December 31, 2008, this securitization program was fully utilized. The Company has undertaken steps in the second half of 2008 to reduce the amount outstanding under the program by obtaining the agreement of many clients to self fund their future business and in some cases repay the Company for their existing homes in inventory under this facility.

Kenosia Funding LLC

Prior to the amendment discussed below, the Kenosia Funding LLC securitization program was a five year agreement and under this program, the Company obtained financing for the purchase of the at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients.

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

In conjunction with the Kenosia Amendment, the borrowing capacity under the Kenosia securitization program was reduced to $100 million in July 2008. In November 2008, the Company elected to reduce the capacity to $25 million due to lower than expected utilization. On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under that facility.

SHORT-TERM BORROWING FACILITIES

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we are able to obtain short-term borrowing facilities that as of December 31, 2008 provided for borrowings of up to $190 million. We invest such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities are callable by the lenders at any time and the Company bears the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $4 million for the year ended December 31, 2008, $8 million for the period April 10, 2007 through December 31, 2007, $3 million for the period January 1, 2007 through April 9, 2007 and $11 million for the year ended December 31, 2006. These amounts are recorded within net revenue in the accompanying Consolidated and Combined Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at December 31, 2008 or 2007. The average amount of short term borrowings outstanding during 2008 and 2007 was approximately $155 million and $227 million, respectively.

ISSUANCE OF INTEREST RATE SWAPS

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates and notional amounts to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007 for an aggregate notional amount of $775 million. The Company is utilizing pay-fixed interest rate (and receive 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount of 5-year at 4.93%, (ii) $350 million notional amount of 3-year at 4.835% and (iii) $200 million notional amount of 1.5-year at 4.91%. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and, therefore, the unfavorable fair market value of the swaps of $23 million and $12 million, net of income taxes, is recorded in accumulated other comprehensive loss at December 31, 2008 and 2007, respectively. The Company currently expects $16 million of accumulated other comprehensive loss to be reclassified into earnings in the next 12 months.

AVAILABLE CAPACITY

As of December 31, 2008, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility
Revolving credit facility (1)	April 2013	$750	$515	$108
Term Loan Facility (2)	October 2013	3,123	3,123	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,683	—
Senior Toggle Notes (4)	April 2014	582	577	—
Senior Subordinated Notes (5)	April 2015	875	862	—
Securitization Obligations:
Apple Ridge Funding LLC (6)	April 2012	850	537	313
U.K. Relocation Receivables Funding Limited (6)	April 2012	146	146	—
Kenosia Funding LLC (7)	June 2009	25	20	5

		$8,051	$7,463	$426

(1)	The available capacity under the revolving credit facility is reduced by $127 million of outstanding letters of credit at December 31, 2008.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 6.10% at December 31, 2008.
(3)	Consists of $1,700 million of 10.50% Fixed Rate Senior Notes due 2014, less a discount of $17 million.
(4)	Consists of $582 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under that facility.

DEBT MATURITIES

Aggregate maturities of debt, excluding $703 million of securitization obligations, are as follows:

Year	Amount
2009	$547
2010	32
2011	32
2012	31
2013	2,996
Thereafter	3,122

Total debt	6,760
Less revolving credit facility and current portion of long term debt	547

Long term debt	$6,213

9.	EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

To facilitate the separation from Cendant, a new defined benefit pension plan was created which assumed the assets and liabilities of employees of the real estate services businesses of Cendant. At December 31, 2008 and 2007, the accumulated benefit obligation of this plan was $116 million and $114 million, respectively, and the fair value of the plan assets were $80 million and $107 million, respectively, resulting in an unfunded accumulated benefit obligation of $36 million and $7 million, respectively, which is recorded in non-current liabilities in the Consolidated Balance Sheets. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as the majority of the employees participating in this plan are no longer accruing benefits.

The following tables show the changes in benefit obligation and plan assets for the defined benefit pension plan during the years ended:

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$114	$118
Interest cost	7	5
Actuarial gain (loss)	1	(5)
Net benefits paid	(6)	(4)

Benefit obligation at end of year	116	114

Change in plan assets
Fair value of plan assets at beginning of year	$107	$106
Actual return on plan assets	(21)	5
Net benefits paid	(6)	(4)

Fair value of plan assets at end of year	80	107

Underfunded at end of year	$(36)	$(7)

The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the following years ended December 31 are:

	2008	2007
Discount rate	6.30%	6.40%
Expected long term return on assets	7.50%	8.00%
Compensation increase	4.50%	4.50%

The net periodic pension benefit for 2008 was approximately $1 million and is comprised of a benefit of $8 million for the expected return on assets offset by interest cost of approximately $7 million. The net periodic pension benefit for 2007 was approximately $1 million and is comprised of a benefit of $6 million for the expected return on assets offset by interest cost of approximately $5 million. The estimated actuarial loss of approximately $2 million will be amortized from the accumulated other comprehensive income into net periodic pension cost in 2009.

Future benefit payments as of December 31, 2008 are as follows:

Year	Amount
2009	$7
2010	7
2011	7
2012	7
2013	8
2014 thru 2018	43

The minimum funding required during the 2009 fiscal year is estimated to be $2 million. Based upon the decrease in asset values in 2008, the plan may be deemed to be “at-risk” in 2010 in accordance with the Pension Protection Act if additional funding in excess of the $2 million already required is not completed prior to September 15, 2009. Under current rules, “at risk” status could, among other things, increase minimum funding requirements beginning no earlier than 2010.

The Company recognized a loss of $30 million and a gain of less than $4 million in other comprehensive income for the years ended December 31, 2008 and 2007, respectively. The total amount recognized in net periodic pension cost (benefit) and other comprehensive income was $29 million and $(5) million for the years ended December 31, 2008 and 2007, respectively.

The amount in accumulated other comprehensive income not yet recognized as components of the periodic pension cost (benefit) is comprised of an actuarial loss of $27 million and an actuarial gain of less than $4 million as of December 31, 2008 and 2007, respectively.

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, prudently invest to preserve capital and to provide sufficient liquidity under the plan. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historic real return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the weighted average actual asset allocation as of December 31, 2008 and 2007:

	2008	2007
Equity securities	39%	59%
Debt securities	59%	38%
Real estate	2%	3%
	100%	100%

OTHER EMPLOYEE BENEFIT PLANS

The Company also maintains post-retirement heath and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2008 and 2007, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $10 million and $10 million, respectively. The expense recorded by the Company in 2008 and 2007 was less than $1 million.

DEFINED CONTRIBUTION SAVINGS PLAN

The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. In prior years and through mid February 2008, the Company matched a portion of the contributions of participating employees on the basis specified by the plan.

The Company’s cost for contributions to this plan was $5 million, $19 million, $8 million, and $26 million for the year ended December 31, 2008, the period April 10, 2007 through December 31, 2007, the period January 1, 2007 through April 9, 2007 and the year ended December 31, 2006, respectively.

10.	INCOME TAXES

The income tax provision consists of the following:

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Current:
Federal	$—	$—	$—	$112
State	(6)	10	(3)	21
Foreign	6	6	—	2

	—	16	(3)	135
Deferred:
Federal	(308)	(353)	(16)	93
State	(72)	(102)	(4)	9

	(380)	(455)	(20)	102

Provision for income taxes	$(380)	$(439)	$(23)	$237

Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Domestic	$(2,308)	$(1,246)	$(68)	$597
Foreign	17	12	1	7

Pre-tax income (loss)	$(2,291)	$(1,234)	$(67)	$604

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2008	2007
Current deferred income tax assets:
Accrued liabilities and deferred income	$120	$100
Provision for doubtful accounts and relocation properties held for sale	23	10

	143	110
Less: valuation allowance	(27)	(3)

Current deferred income tax assets	116	107
Current deferred income tax liabilities:
Prepaid expenses	24	25

Current deferred income tax liabilities	24	25

Current net deferred income tax asset	$92	$82

Non-current deferred income tax assets:
Net operating loss carryforwards	$377	$145
Alternative minimum tax credit carryforward	15	15
Foreign tax credit carry forwards	3	3
Accrued liabilities and deferred income	48	29
Contractual deferred tax asset (a)	49	49
Comprehensive income	30	10
Provision for doubtful accounts and relocation properties held for sale	11	5
FIN 48	9	11
Other	2	—

	544	267
Less: valuation allowance	(34)	(7)

Non-current deferred income tax assets	510	260

Less:
Non-current deferred income tax liabilities:
Accrued liabilities and deferred income	—	2
Unrealized gain on foreign exchange	5	—
Basis difference in investment in joint ventures	9	31
Depreciation and amortization	1,322	1,476

Non-current deferred income tax liabilities	1,336	1,509

Non-current net deferred income tax liability	$(826)	$(1,249)

(a)	The deferred tax asset arose as a result of temporary differences related to future contractual payments to be received from a former Cendant subsidiary. The Company expects to utilize this asset as future payments are made under the agreement which is expected to occur over a 15 year period subject to certain conditions

For federal and state income tax purposes the Merger was treated as a stock transaction and in purchase accounting a deferred tax liability or asset is established for the difference between the book values assigned to assets and liabilities and the carry over tax basis of the assets and liabilities.

As of December 31, 2008, the Company had gross federal and state net operating loss carryforwards of approximately $925 million of which the federal carryforward expires between 2025 and 2028 and the state carryforward expires between 2011 and 2028. The Company has recorded a valuation allowance where management has determined that, based on all available evidence, it is more likely than not that certain deferred tax assets will not be utilized. The valuation allowance of $61 million and $10 million at December 31, 2008 and 2007, respectively, primarily relates to federal and state net operating loss carryforwards and foreign tax credit carryforwards.

No provision has been made for U.S. federal deferred income taxes on $2 million and $2 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2008 and 2007, respectively, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year Ended December 31, 2006
Federal statutory rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefits	2	5	4	3
Impairment of non-deductible goodwill	(18)	(3)	—	—
Recognition of valuation allowance	(2)	(1)	—	—
Resolution of a contingent tax liability	—	—	—	(1)
Transaction costs	—	—	(6)	—
SFAS 123(R) equity-based compensation tax expense	—	—	—	1
Other	—	—	1	1

	17%	36%	34%	39%

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

Under the Tax Sharing Agreement, as amended in July 2008, the Company is responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. Our Consolidated Balance Sheet at December 31, 2008 and 2007 reflects liabilities to our former parent of $366 million and $353 million, respectively, relating to tax matters for which the Company is potential liable under the Tax Sharing Agreement.

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

Adoption of FIN 48

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

As of January 1, 2007, the total gross amount of unrecognized tax benefits was $17 million, of which $11 million would affect the Company’s effective tax rate, if recognized. Subsequent to January 1, 2007, the Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated and Combined Statements of Operations. As of December 31, 2007, the Company’s gross liability for unrecognized tax benefits increased by $20 million. The increase relates to the current period effect of historical tax positions taken. As of December 31, 2008, the amount of unrecognized tax positions that, if recognized, would affect the Company’s effective tax rate is $19 million. We do not expect that our unrecognized tax benefits will significantly change over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. At January 1, 2007, the Company had approximately $3 million of interest accrued on unrecognized tax benefits. The Company recognized $2 million, $1 million and $1 million, respectively, of accrued interest for the year ended December 31, 2008 and for the periods January 1, 2007 through April 9, 2007 and April 10, 2007 through December 31, 2007, respectively. These amounts are included in interest expense in the Company’s Consolidated and Combined Statements of Operations.

The rollforward of unrecognized tax benefits are summarized in the table below:

Predecessor
Unrecognized tax benefits—January 1, 2007	$17
Gross increases—tax positions in prior periods	—
Gross decreases—tax positions in prior periods	—
Gross increases—current period tax positions	2
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits—April 9, 2007	$19

Successor
Unrecognized tax benefits—April 10, 2007	$19
Gross increases—tax positions in prior periods	15
Gross decreases—tax positions in prior periods	—
Gross increases—current period tax positions	3
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits—December 31, 2007	$37

Unrecognized tax benefits—January 1, 2008	$37
Gross increases—tax positions in prior periods	—
Gross decreases—tax positions in prior periods	(6)
Gross increases—current period tax positions	2
Settlements	(8)
Lapse of statute of limitations	—

Unrecognized tax benefits—December 31, 2008	$25

11.	SEPARATION AND RESTRUCTURING COSTS

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

2008 Restructuring Program

During the year ended December 31, 2008, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. Total 2008 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of December 31, 2008
Real Estate Franchise Services	$—	$3	$(1)	$2
Company Owned Real Estate Brokerage Services	—	45	(27)	18
Relocation Services	—	3	(1)	2
Title and Settlement Services	—	5	(3)	2
Corporate and Other	—	2	—	2

	$—	$58	$(32)	$26

The table below shows the total 2008 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	$9	$17	$—	$26

2007 Restructuring Program

During 2007, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. Total 2007 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of December 31, 2008
Real Estate Franchise Services	$—	$3	$(3)	$—
Company Owned Real Estate Brokerage Services	—	25	(18)	7
Relocation Services	—	2	(2)	—
Title and Settlement Services	—	4	(3)	1
Corporate and Other	—	1	(1)	—

	$—	$35	$(27)	$8

The table below shows the total 2007 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$12	$19	$4	$35
Cash payments and other reductions	(7)	(4)	(3)	(14)

Balance at December 31, 2007	5	15	1	21
Cash payments and other reductions	(4)	(8)	(1)	(13)

Balance at December 31, 2008	$1	$7	$—	$8

12.	STOCK-BASED COMPENSATION

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

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of Common Stock, RSUs and other awards settleable in, or based upon, Common Stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of RSUs to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted 291,000 stock options and 9,000 RSUs to a director of the Company and senior management employees. The director stock options vest ratably over a four-year period. The other employee options have similar vesting provisions as the April 2007 grant. As of December 31, 2008, the total number of shares available for future grant is approximately 1.4 million shares.

Stock Options Granted by Holdings

Tranche A options for the employees are subject to ratable vesting over five years and tranche B and C options are “cliff” vested upon the satisfaction of specified distributed IRR targets. The realized IRR targets will be measured based upon distributions made to stockholders. Since the IRR targets are based on an overall return to Apollo Investment Fund VI, L.P. and co-investors, the specified IRR is considered a market condition and the market condition is incorporated into the grant-date fair value of the award. Achievement of the distributions is a performance condition and it is not incorporated into the grant-date fair value measure. Such IRR targets are effectively dependent upon a capital transaction on a large scale (e.g. Initial Public Offering (“IPO”)). Instead, the performance condition is included in the attribution of the award. Until the IPO becomes probable of occurring, no compensation cost is recognized. Therefore, when it becomes probable, compensation cost would be recognized based on the grant-date fair value measure (which incorporates the market condition) whether or not the realized IRR is achieved upon the occurrence of the IPO.

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

The fair value of the tranche A options is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, which is estimated using the simplified method described in the SEC Staff Accounting Bulletin No. 107. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

The fair value of tranches B and C options is estimated on the date of grant using a lattice based option valuation model. Expected volatility is based on historical volatilities of the same comparable companies. The expected term is estimated based on when certain IRR targets are projected to be met and when the options are expected to be exercised. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

The weighted average assumptions utilized to determine the value of the stock options are as follows:

	Options Granted
	2008	2007
Expected volatility	33.8%	32.7%
Expected term (years)	6.7	6.9
Risk-free interest rate	3.7%	4.5%
Dividend yield	—	—

Restricted Stock Units Granted by Holdings

One-half of the RSUs granted to employees “cliff” vested in October 2008 and the remaining RSUs “cliff” vest in April 2010. One-half of the director RSUs “cliff” vest in August 2009 and the remaining RSUs “cliff” vest in February 2011. Shares were granted at the fair market price of $10 which is the same price paid by affiliates of Apollo and co-investors in connection with the purchase of Domus shares on the date the merger was consummated.

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted
	A	B	C	Stock Units
Outstanding at April 10, 2007	—	—	—	—
Granted	8.08	4.04	4.04	0.45
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2007	8.08	4.04	4.04	0.45
Granted	0.17	0.06	0.06	0.01
Exercised	—	—	—	—
Vested	—	—	—	(0.23)
Forfeited	(0.29)	(0.14)	(0.14)	—

Outstanding at December 31, 2008	7.96	3.96	3.96	0.23

Exercisable at December 31, 2008	1.59	—	—	—

Weighted average remaining contractual term (years)	8.50	8.49	8.49
Weighted average grant date fair value per share	$3.67	$3.00	$2.46	$10.00

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2008	1.59	$10.00	8.47 years	$—

As of December 31, 2008, there was $23 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and RSUs under the Plan, and $22 million of unrecognized compensation cost related to tranche B and C options. Unrecognized cost for tranche A and the RSUs will be recorded in future periods as compensation expense over a weighted average period of approximately 3.4 years, and the unrecognized cost for tranche B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense related to the incentive equity awards granted by the Company and Holdings.

	Successor		Predecessor
	Year Ended December 31, 2008	Period from April, 10 to December 31, 2007	Period From January 1 to April 9, 2007	Year Ended December 31, 2006
Awards granted by Realogy	$—	$—	$5	$13
Awards granted by former parent	—	—	—	10
Acceleration of vesting and conversion of former parent awards	—	—	—	51
Acceleration of vesting of Realogy’s awards	—	—	56	—
Awards granted by Holdings	7	5	—	—

Total	$7	$5	$61	$74

13.	RELATED PARTY TRANSACTIONS WITH CENDANT PRIOR TO SEPARATION

Corporate Related Functions

Through the date of separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on either a percentage of the Company’s forecasted revenues or, in the case of the Company Owned Real Estate Brokerage Services segment, based on a percentage of revenues after agent commission expense. General corporate overhead expense allocations included executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space. During 2006 the Company was allocated $24 million of general corporate expenses from Cendant, respectively, which are included within the general and administrative expenses line item in the accompanying Consolidated and Combined Statements of Operations.

Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, revenue franchise audit, telecommunications and real estate usage for Company-specific space. During 2006 the Company was allocated $31 million of expenses directly benefiting the Company, respectively, which are included within the general and administrative expenses line item in the accompanying Consolidated and Combined Statements of Operations.

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

14.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant stockholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is responsible for 62.5%. At Separation, the amount of liabilities which were assumed by the Company approximated $843 million. This amount was comprised of certain Cendant Corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The majority of the $843 million of liabilities allocated in 2006 have been classified as due to former parent in the Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2007, the due to former parent balance was $550 million and the balance was $554 at December 31, 2008.

Rollforwards of the contingent litigation settlement liabilities and contingent tax liabilities are noted below.

Rollforward of Contingent Litigation Settlement Liabilities
Balance at January 1, 2007	$115
Payments related to the settlement of legal matters	(51)
Net increase in settlement liabilities	39

Balance at December 31, 2007	103
Payments related to the settlement of legal matters	(19)
Net decrease in settlement liabilities	(16)

Balance at December 31, 2008	$68

Rollforward of Contingent Tax Liabilities
Balance at January 1, 2007	$372
Payments related to tax liabilities	(3)
Net reversal of tax liabilities	(16)

Balance at December 31, 2007	$353
Increase related to Tax Sharing Agreement amendment (a)	36
Payments related to tax liabilities	(23)

Balance at December 31, 2008	$366

(a)	On July 9, 2008, an amendment to the Tax Sharing Agreement was signed, to clarify the intent of the parties upon signing the Tax Sharing Agreement in 2006. This amendment resulted in certain balance sheet reclassifications between amounts due to/from former parent and tax accounts in the third quarter of 2008. There was no impact to the Statement of Operations as a result of this tax amendment and the balance sheet reclassification did not increase the Company’s net exposure for contingent tax liabilities.

Settlement Agreement Between Ernst & Young LLP and Cendant Corporation

On December 21, 2007, Cendant and other parties entered into a settlement agreement with Ernst & Young LLP (“Ernst & Young”) to settle all claims between the parties arising out of In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”). Under the settlement agreement, Ernst & Young has paid an aggregate of $298.5 million to settle all claims between the parties.

After satisfying obligations to various parties, including the plaintiff class members in the Securities Action and in the PRIDES securities class action and certain officers and directors of HFS Incorporated (including $6 million to Mr. Silverman, the former CEO and Chairman of the Board of HFS Incorporated and the Company’s

non-executive chairman), Cendant received approximately $128 million of net proceeds under the settlement agreement. Cendant is required to distribute all of those net proceeds to Realogy and Wyndham Worldwide in the following respective amounts: approximately $80 million (or 62.5% of such net amount) and approximately $48 million (or 37.5% of such net amount), in accordance with the terms of the Separation and Distribution Agreement dated as of July 27, 2006, among Cendant, Realogy, Wyndham Worldwide and Travelport (the “Separation Agreement”). Pursuant to the Separation Agreement, Realogy and Wyndham Worldwide approved the terms of, and authorized Cendant to execute, the settlement agreement. Realogy received its proceeds of $80 million from the settlement in December 2007.

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

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered a venture, PHH Home Loans with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. The Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. The Company also entered into a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees and a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company and the Company subleases office space to PHH Home Loans.

In connection with these agreements, the Company recorded net revenues of $6 million, $5 million, $2 million and $7 million for the year ended December 31, 2008, the period from April 10, 2007 through December 31, 2007, the period from January 1, 2007 to April 9, 2007 and the year ended December 31, 2006, respectively. The Company recorded equity losses of $28 million for the year ended December 31, 2008, earnings of less than $1 million for the period April 10, 2007 through December 31, 2007 and January 1, 2007 though April 9, 2007, and earnings of $5 million for the year ended December 31, 2006. In the third quarter of 2008, an impairment analysis was completed by PHH Home Loans. As a result of lower long term financial forecasts and higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge in equity (earnings) losses of unconsolidated entities of $31 million. In the fourth quarter of 2007, the Company received a $4 million dividend distribution from PHH Home Loans as well as invested an additional $2 million of cash in PHH Home Loans.

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

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the year ended December 31, 2008 and the period April 10, 2007 through December 31, 2007, the Company has recognized revenue and expenses related to these transactions of approximately $1 million in the aggregate in each period.

15.	COMMITMENTS AND CONTINGENCIES

Litigation

In addition to the former parent contingent liability matters disclosed in Note 9 “Separation Adjustments and Transactions with Former Parent and Subsidiaries”, the Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) contending that the affiliated business relationship between NRT and Title Resource Group is an inherent breach of an agent’s fiduciary duty to the customer; (iii) contending that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (iv) contending that NRT’s legal assistance program constitutes the illegal sale of insurance; and (v) concerning claims generally against the company owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services.

On September 7, 2007, the Court granted summary judgment on the breach of contract claims asserted by plaintiffs in the legacy Cendant Litigation, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”). The Credentials Litigation commenced in February 2000 and is a contingent liability of Cendant that was assigned to Realogy and Wyndham Worldwide Corporation under the Separation Agreement. The summary judgment award plus interest through December 31, 2008 for Cendant is approximately $103 million and provides for the award of attorneys’ fees to the plaintiff and sanctions of $0.7 million. Under the terms of the Separation Agreement, the Company’s portion of any actual liability would be 62.5% of the aggregate liability amount including any related fees and costs. Following the Court’s denial of Cendant’s motion for reconsideration Cendant appealed the summary judgment decision in May 2008 and appellate bonds were posted shortly thereafter in the aggregate amount of approximately $109 million (Realogy for the benefit of Cendant posting a bond for 62.5% thereof, or approximately $68 million, and Wyndham Worldwide Corporation for the benefit of Cendant posting a bond for 37.5% thereof, or approximately $41 million). On June 2, 2008, Plaintiffs filed a notice of cross appeal. On September 12, 2008, Cendant filed its appellate brief. In October 2008, Realogy and Wyndham paid their proportionate share of the $0.7 million of sanctions awarded against Cendant plus post-judgment interest thereon. Based upon the summary judgment decision, and after giving effect to accrued interest and an estimate of plaintiffs’ reasonable attorneys’ fees as well as the payment of sanctions, the Company has reserved $64 million for this matter.

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

Under the Tax Sharing Agreement, the Company is responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. On July 9, 2008, an amendment to the Tax Sharing Agreement was signed, to clarify the intent of the parties upon signing the Tax Sharing Agreement in 2006. The amendment reflects the parties original intentions that (1) income tax payments would be treated as made and deductible (pursuant to the income tax regulations) by the reimbursing separate companies, (2) certain additional Cendant entities are deemed “shared” and thus entitling these entities to reimbursement for pre-separation tax liabilities or requiring them to distribute pre-separation refunds received; and (iii) the respective separate companies are required to surrender, without compensation, any recaptured tax credit carryovers (distributed at the separation date) pursuant to a tax audit. This amendment resulted in certain balance sheet reclassifications between amounts due to/from former parent and tax accounts in 2008.

During the fourth quarter of 2006, Cendant and the IRS have settled the IRS examination for Cendant’s taxable years 1998 through 2002 during which the Company was included in Cendant’s tax returns. The settlement includes the favorable resolution regarding the deductibility of expenses associated with the stockholder class action litigation resulting from the merger with CUC International, Inc. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The tax indemnification accruals for Cendant’s tax matters of $366 million are provided for in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

Apollo Management Fee Agreement

In connection with the Transactions, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out of pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $240 million and $442 million at December 31, 2008 and December 31, 2007, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

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

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2008 are as follows:

Year	Amount
2009	$184
2010	150
2011	113
2012	78
2013	50
Thereafter	75

$650

Commitments under capital leases amounted to $14 million and $64 million at December 31, 2008 and 2007, respectively. The decrease from 2007 was partially related to the Company’s termination of a sale leaseback arrangement in 2008 related to the corporate aircraft. The carrying amount of the aircraft capital lease payments was $28 million at December 31, 2007.

The Company incurred rent expense as follows:

	Successor		Predecessor
	Year ended December 31, 2008	Period from April, 10 to December 31, 2007	Period from January, 1 to April 9, 2007	Year ended December 31, 2006
Gross rent expense	$222	$171	$64	$230
Less sublease rent income	3	3	1	5

Net rent expense	$219	$168	$63	$225

Purchase Commitments and Minimum Licensing Fees

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2008 are approximately $69 million.

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

Future minimum payments as of December 31, 2008 are as follows:

Year	Amount
2009	$39
2010	21
2011	15
2012	7
2013	6
Thereafter	261

$349

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

Other Guarantees/Indemnifications

In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2008 extend into 2010 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $6 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees. As of December 31, 2008, the liability recorded by the Company in connection with these guarantees was not significant.

Insurance and Self-Insurance

At December 31, 2008 and 2007, the Consolidated Balance Sheets include approximately $54 million and $57 million, respectively, of liabilities relating to (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) for vacant dwellings and household goods in transit within the Relocation Services segment and (iii) premium and claim reserves for our title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. Our subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, we carry additional errors and omissions insurance policy for Realogy Corporation and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.

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

Fraud, defalcation and misconduct by employees are also risks inherent in the business. At any point in time, the Company is the custodians of approximately $450 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The Company maintains Fidelity insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence.

The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $17 million and $27 million at December 31, 2008 and 2007, respectively.

16.	STOCKHOLDER’S EQUITY

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

Accumulated Other Comprehensive Income (Loss)

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments (*)	Minimum Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Predecessor
Balance at December 31, 2006	$5	$(23)	$—	$(18)
Current period change	(1)	—	—	(1)

Balance at April 9, 2007	$4	$(23)	$—	$(19)

Successor
Current period change	$1	$2	$(12)	$(9)

Balance at December 31, 2007	1	2	(12)	(9)
Current period change	(8)	(18)	(11)	(37)

Balance at December 31, 2008	$(7)	$(16)	$(23)	$(46)

(*)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the statements of operations.

17.	RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK MANAGEMENT

Following is a description of the Company’s risk management policies.

Foreign Currency Risk

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. In accordance with SFAS No. 133, the Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. The fluctuations in the value of these forward contracts do, however, generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. The impact of these forward contracts was not material to the Company’s results of operations, cash flows or financial position during 2008, 2007 and 2006. The Company recognized $11 million of net losses in 2008 related to foreign currency denominated transactions net of hedges using foreign currency derivative contracts.

Interest Rate Risk

In May 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates and notional amounts to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receive 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount of 5-year at 4.93%, (ii) $350 million notional amount of 3-year at 4.835% and (iii) $200 million notional amount of 1.5-year at 4.91%. The derivatives are being accounted for as cash flow hedges in accordance with SFAS 133 and, therefore, the unfavorable fair market value of the swaps of $23 million, net of income taxes, is recorded in Accumulated other comprehensive loss at December 31, 2008.

At December 31, 2008 we had total long term debt of $6,760 million excluding $703 of short term securitization obligations. Of the $6,760 million of long term debt, the Company has $3,638 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $775 million and, effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as underlying interest rates change as a result of market changes. In January 2009, one of the swap agreements with a notional value of $200 million expired.

At December 31, 2008, the fair value of our long term debt, excluding securitization obligations, approximated $2,970 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange.

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

As of December 31, 2008, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. The Company actively monitors the credit risk associated with our receivables.

Market Risk Exposure

Our company owned real estate brokerage services, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. In the year ended December 31, 2008, NRT generated approximately 27% of its revenues from California, 25% from the New York metropolitan area and 11% from Florida. In 2007, NRT generated approximately 27% of its revenues from California, 25% from the New York metropolitan area and 9% from Florida.

FAIR VALUE

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

The availability of observable inputs can vary from asset to asset and is affected by a wide variety of factors, including, for example, the type of asset, whether the asset is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The fair value of interest rate swaps is determined based upon a discounted cash flow approach that incorporates counterparty and performance risk.

The following table summarizes fair value measurements by level at December 31, 2008 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$38	$38
Foreign currency forward contracts (primarily included in other current assets)	—	1	—	1
Deferred compensation plan assets (included in other current assets)	4	—	—	4

The following table presents changes in Level III financial assets measured at fair value on a recurring basis:

For the Year Ended December 31, 2008
Fair value, beginning of year	$19
Included in other comprehensive loss	19

Fair value, end of year	$38

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at December 31, 2008:

	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	703	703
Revolving credit facility	515	515
Term loan facility	3,123	2,030
Fixed Rate Senior Notes	1,683	213
Senior Toggle Notes	577	92
Senior Subordinated Notes	862	120

18.	SEGMENT INFORMATION

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. As discussed in Note 2, equity in earnings of unconsolidated entities is presented on a separate line below income taxes in the Consolidated Statement of Operations for all periods presented. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for secured assets and obligations), income taxes and minority interest, each of which is presented in the Company’s Consolidated and Combined Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a)
	Successor		Predecessor
	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31, 2006
Real Estate Franchise Services	$642	$601	$217	$879
Company Owned Real Estate Brokerage Services	3,561	3,454	1,116	5,017
Relocation Services	451	385	137	509
Title and Settlement Services	322	274	96	405
Corporate and Other (b)	(251)	(242)	(74)	(327)

Total Company	$4,725	$4,472	$1,492	$6,483

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $251 million for the year ended December 31, 2008, $242 million for the period April 10, 2007 through December 31, 2007, $74 million for the period January 1, 2007 through April 9, 2007 and $327 million for the year ended December 31, 2006. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $42 million for the year ended December 31, 2008, $38 million for the period April 10, 2007 through December 31, 2007, $14 million for the period January 1, 2007 through April 9, 2007 and $55 million for the year ended December 31, 2006. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a) (b) (c)
	Successor		Predecessor
	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31, 2006
Real Estate Franchise Services	$(597)	$(130)	$122	$613
Company Owned Real Estate Brokerage Services	(269)	44	(47)	25
Relocation Services	(257)	17	12	103
Title and Settlement Services	(303)	(98)	(4)	43
Corporate and Other (d)	(23)	(81)	(76)	(11)

Total Company	$(1,449)	$(248)	$7	$773

(a)	Includes $58 million of restructuring costs and $2 million of merger cost offset by a benefit of $20 million of former parent legacy costs for the year ended December 31, 2008, compared to $24 million, $35 million, $27 million, $5 million and $4 million of merger costs, restructuring costs, former parent legacy costs, separation benefits and separation costs, respectively, for the period April 10, 2007 through December 31, 2007, $80 million, $45 million, $2 million and $1 million of merger costs, separation benefits, separation costs and restructuring costs offset by a benefit of $19 million of former parent legacy costs, respectively, for the period January 1, 2007 through April 9, 2007, and $66 million, $46 million and $4 million of separation costs, restructuring costs and merger costs, respectively, partially offset by a benefit of $38 million of former parent legacy costs, for the year ended December 31, 2006.
(b)	2008 EBITDA includes an impairment charge of $1,789. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $195 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $306 million
(c)	2007 EBITDA includes an impairment charge of $667 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.
(d)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to net income (loss).

	Successor		Predecessor
	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31, 2006
EBITDA	$(1,449)	$(248)	$7	$773
Less:
Depreciation and amortization	219	502	37	142
Interest expense/(income), net	624	486	37	29

Income (loss) before income taxes	(2,292)	(1,236)	(67)	602
Provision for income taxes	(380)	(439)	(23)	237

Net income (loss)	$(1,912)	$(797)	$(44)	$365

Depreciation and Amortization

	Successor		Predecessor
	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31, 2006
Real Estate Franchise Services	$77	$61	$7	$24
Company Owned Real Estate Brokerage Services	78	395	21	88
Relocation Services	36	26	3	16
Title and Settlement Services	19	13	4	12
Corporate and Other	9	7	2	2

Total Company	$219	$502	$37	$142

Segment Assets

	Successor
	December 31, 2008	December 31, 2007
Real Estate Franchise Services	$5,409	$6,424
Company Owned Real Estate Brokerage Services	904	1,182
Relocation Services	1,736	2,559
Title and Settlement Services	284	631
Corporate and Other	579	376

Total Company	$8,912	$11,172

Capital Expenditures

	Successor		Predecessor
	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	Year ended December 31, 2006
Real Estate Franchise Services	$10	$6	$4	$6
Company Owned Real Estate Brokerage Services	23	44	13	61
Relocation Services	6	8	5	21
Title and Settlement Services	7	7	3	15
Corporate and Other	6	6	6	27

Total Company	$52	$71	$31	$130

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
Successor
On or for the year ended December 31, 2008
Net revenues	$4,628	$97	$4,725
Total assets	8,682	230	8,912
Net property and equipment	274	2	276

Period April 10, 2007 through December 31, 2007
Net revenues	$4,402	$70	$4,472
Total assets	10,922	250	11,172
Net property and equipment	379	2	381
Predecessor
Period January 1, 2007 through April 9, 2007
Net revenues	$1,469	$23	$1,492

On or for the year ended December 31, 2006
Net revenues	$6,402	$81	$6,483
Total assets	6,475	193	6,668
Net property and equipment	339	3	342

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is selected unaudited quarterly financial data for 2008 and 2007.

	2008
	First	Second	Third	Fourth
Net revenues (a)
Real Estate Franchise Services	$152	$185	$172	$133
Company Owned Real Estate Brokerage Services	767	1,061	1,026	707
Relocation Services	108	124	129	90
Title and Settlement Services	81	94	84	63
Other (b)	(57)	(75)	(70)	(49)

	$1,051	$1,389	$1,341	$944

Loss before income taxes, minority interest and equity in earnings (c) (d)
Real Estate Franchise Services	$61	$90	$78	$(903)
Company Owned Real Estate Brokerage Services	(84)	5	1	(243)
Relocation Services	(3)	19	35	(323)
Title and Settlement Services	(7)	—	6	(321)
Other	(186)	(161)	(166)	(161)

	$(219)	$(47)	$(46)	$(1,951)

Net loss	$(132)	$(27)	$(50)	$(1,703)

(a)	Equity in (earnings) losses of unconsolidated entities was previously presented within Other revenues in the consolidated statement of operations. The Company has changed the presentation of these amounts to reflect them on a separate line below income taxes in the Consolidated Statement of Operations for all periods presented.

(b)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(c)	Loss before income taxes and minority interest for the fourth quarter of 2008 includes an impairment charge of $1,789 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $195 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $306 million.
(d)	The quarterly results include the following:

•	Former parent legacy cost (benefit) of $6 million, $(7) million and $(19) million in the first, second and fourth quarters, respectively;

•	Restructuring charges of $9 million, $14 million, $15 million and $20 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in both the first and fourth quarter.

	Predecessor		Successor
	2007
	First	April 1 to April 9	April 10 to June 30	Third	Fourth
Net revenues (a)
Real Estate Franchise Services	$197	$20	$222	$217	$162
Company Owned Real Estate Brokerage Services	1,033	83	1,308	1,253	893
Relocation Services	124	13	116	145	124
Title and Settlement Services	87	9	100	94	80
Other (b)	(69)	(5)	(93)	(85)	(64)

	$1,372	$120	$1,653	$1,624	$1,195

Income (loss) before income taxes, minority interest and equity in earnings (c) (d)
Real Estate Franchise Services	$115	$(1)	$132	$124	$(445)
Company Owned Real Estate Brokerage Services	(40)	(29)	(231)	(41)	(80)
Relocation Services	29	(7)	29	34	(43)
Title and Settlement Services	(2)	(7)	10	—	(121)
Other	(44)	(82)	(185)	(201)	(218)

	$58	$(126)	$(245)	$(84)	$(907)

Net income (loss)	$32	$(76)	$(149)	$(55)	$(593)

(a)	Equity in (earnings) losses of unconsolidated entities was previously presented within Other revenues in the Consolidated Statement of Operations. The Company has changed the presentation of these amounts to reflect them on a separate line below income taxes in the Consolidated Statement of Operations for all periods presented.
(b)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(c)	Income (loss) before income taxes and minority interest for the fourth quarter of 2007 includes an impairment charge of $667 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.
(d)	The quarterly results include the following:

•	Separation costs of $2 million, $1 million, $1 million and $2 million in the first quarter, period from April 10 to June 30, third and fourth quarters, respectively;

•	Former parent legacy costs (benefits) of $(20) million, $1 million, $2 million and $25 million in the first quarter, period from April 1 to April 9, third and fourth quarters, respectively;

•	Restructuring charges of $1 million, $3 million, $3 million and $29 million in the period from April 1 through April 9, period from April 10 to June 30, third and fourth quarters, respectively; and

•

Merger costs of $9 million, $71 million, $16 million, $6 million and $2 million in the first quarter, period from April 1 through April 9, period from April 10 to June 30, third and fourth quarters, respectively.

•	Separation benefits of $45 million and $5 million in the period from April 1 to April 9 and the fourth quarter, respectively.

20.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Consolidating Balance Sheets and Consolidating Statements of Operations and Cash Flows for: (i) Realogy Corporation (the “Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Company on a consolidated basis. As discussed in Note 2, equity in (earnings) losses of unconsolidated entities is presented on a separate line below income taxes in the Consolidated and Combined Statement of Operations for all periods presented. The guarantor subsidiaries are comprised of 100% owned entities, and guarantee on an unsecured senior subordinated basis the Senior Subordinated Notes and on an unsecured senior basis the Fixed Rate Senior Notes and Senior Toggle Notes. Guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. Non-Guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements.

Consolidating Statement of Operations

Year Ended December 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$3,480	$3	$—	$3,483
Service revenue	—	551	186	—	737
Franchise fees	—	323	—	—	323
Other	—	186	(4)	—	182

Net revenues	—	4,540	185	—	4,725
Expenses
Commission and other agent-related costs	—	2,274	1	—	2,275
Operating	2	1,482	123	—	1,607
Marketing	1	204	2	—	207
General and administrative	41	183	12	—	236
Former parent legacy costs (benefit), net	(20)	—	—	—	(20)
Restructuring costs	2	56	—	—	58
Merger costs	1	1	—	—	2
Impairment of intangible assets, goodwill and investment in unconsolidated entities	—	1,739	50	—	1,789
Depreciation and amortization	9	208	2	—	219
Interest expense	623	4	—	—	627
Interest income	(2)	(1)	—	—	(3)
Other (income)/expense, net	(4)	(5)	—	—	(9)
Intercompany transactions	21	(20)	(1)	—	—

Total expenses	674	6,125	189	—	6,988
Loss before income taxes, minority interest and equity in earnings	(674)	(1,585)	(4)	—	(2,263)
Income tax expense (benefit)	(228)	(143)	(9)	—	(380)
Minority interest, net of tax	—	—	1	—	1
Equity in (earnings) losses of unconsolidated entities	—	—	28	—	28
Equity in (earnings) losses of subsidiaries	1,466	24	—	(1,490)	—

Net income (loss)	$(1,912)	$(1,466)	$(24)	$1,490	$(1,912)

Consolidating Statement of Operations

April 10 through December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$3,407	$2	$—	$3,409
Service revenue	—	482	140	—	622
Franchise fees	—	318	—	—	318
Other	—	130	(7)	—	123

Net revenues	—	4,337	135	—	4,472

Expenses
Commission and other agent-related costs	—	2,272	—	—	2,272
Operating	1	1,230	98	—	1,329
Marketing	—	180	2	—	182
General and administrative	41	129	10	—	180
Former parent legacy costs (benefit), net	27	—	—	—	27
Separation costs	3	1	—	—	4
Restructuring costs	—	35	—	—	35
Merger costs	9	15	—	—	24
Impairment of intangible assets and goodwill	—	667	—	—	667
Depreciation and amortization	7	494	1	—	502
Interest expense	491	4	—	—	495
Interest income	(5)	(4)	—	—	(9)
Intercompany transactions	28	(28)	—	—	—

Total expenses	602	4,995	111	—	5,708
Income (loss) before income taxes, minority interest and equity in earnings	(602)	(658)	24	—	(1,236)
Income tax expense (benefit)	(237)	(211)	9	—	(439)
Minority interest, net of tax	—	—	2	—	2
Equity in (earnings) losses of unconsolidated entities	—	—	(2)	—	(2)
Equity in (earnings) losses of subsidiaries	432	(15)	—	(417)	—

Net income (loss)	$(797)	$(432)	$15	$417	$(797)

Consolidating Statement of Operations

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,104	$—	$—	$1,104
Service revenue	—	169	47	—	216
Franchise fees	—	106	—	—	106
Other	—	63	3	—	66

Net revenues	—	1,442	50	—	1,492
Expenses
Commission and other agent-related costs	—	726	—	—	726
Operating	—	453	36	—	489
Marketing	—	84	—	—	84
General and administrative	58	62	3	—	123
Former parent legacy costs (benefit), net	(18)	(1)	—	—	(19)
Separation costs	2	—	—	—	2
Restructuring costs	—	1	—	—	1
Merger costs	34	45	1	—	80
Depreciation and amortization	2	34	1	—	37
Interest expense	40	3	—	—	43
Interest income	(5)	(1)	—	—	(6)
Intercompany transactions	13	(13)	—	—	—

Total expenses	126	1,393	41	—	1,560
Income (loss) before income taxes, minority interest and equity in earnings	(126)	49	9	—	(68)
Income tax (benefit) expense	(47)	21	3	—	(23)
Minority interest, net of tax	—	—	—	—	—
Equity in (earnings) losses of unconsolidated entities	—	—	(1)	—	(1)
Equity in (earnings) losses of subsidiaries	(35)	(7)	—	42	—

Net income (loss)	$(44)	$35	$7	$(42)	$(44)

Consolidating Statement of Operations

Year Ended December 31, 2006

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$4,964	$1	$—	$4,965
Service revenue	—	670	184	—	854
Franchise fees	—	472	—	—	472
Other	—	181	11	—	192

Net revenues	—	6,287	196	—	6,483
Expenses
Commission and other agent-related costs	—	3,335	—	—	3,335
Operating	—	1,661	138	—	1,799
Marketing	—	290	1	—	291
General and administrative	15	190	9	—	214
Former parent legacy costs (benefit), net	(35)	(3)	—	—	(38)
Separation costs	26	40	—	—	66
Restructuring costs	—	46	—	—	46
Merger costs	4	—	—	—	4
Depreciation and amortization	2	139	1	—	142
Interest expense	52	5	—	—	57
Interest income	(10)	(18)	—	—	(28)
Intercompany transactions	36	(36)	—	—	—

Total expenses	90	5,649	149	—	5,888
Income (loss) before income taxes, minority interest and equity in earnings	(90)	638	47	—	595
Income tax expense (benefit)	(36)	249	24	—	237
Minority interest, net of tax	—	—	2	—	2
Equity in (earnings) losses of unconsolidated entities	—	—	(9)	—	(9)
Equity in (earnings) losses of subsidiaries	(419)	(30)	—	449	—

Net income (loss)	$365	$419	$30	$(449)	$365

Consolidating Balance Sheet

As of December 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$378	$26	$36	$(3)	$437
Trade receivables, net	—	110	30	—	140
Relocation receivables	—	(36)	801	—	765
Relocation properties held for sale	—	(13)	35	—	22
Deferred income taxes	36	56	—	—	92
Intercompany note receivable	—	50	18	(68)	—
Due from former parent	3	—	—	—	3
Other current assets	12	83	114	(97)	112

Total current assets	429	276	1,034	(168)	1,571
Property and equipment, net	29	245	2	—	276
Goodwill	—	2,572	—	—	2,572
Trademarks	—	732	—	—	732
Franchise agreements, net	—	3,043	—	—	3,043
Other intangibles, net	—	480	—	—	480
Other non-current assets	126	78	34	—	238
Investment in subsidiaries	7,848	149	—	(7,997)	—

Total assets	$8,432	$7,575	$1,070	$(8,165)	$8,912

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$14	$209	$10	$(100)	$133
Securitization obligations	—	—	703	—	703
Intercompany note payable	—	18	50	(68)	—
Due to former parent	554	—	—	—	554
Revolving credit facility and current portion of long term debt	547	—	—	—	547
Accrued expenses and other current liabilities	164	320	29	—	513
Intercompany payables	1,300	(1,416)	116	—	—

Total current liabilities	2,579	(869)	908	(168)	2,450
Long-term debt	6,213	—	—	—	6,213
Deferred income taxes	(428)	1,254	—	—	826
Other non-current liabilities	98	54	13	—	165
Intercompany liabilities	712	(712)	—	—	—

Total liabilities	9,174	(273)	921	(168)	9,654

Total stockholder’s equity (deficit)	(742)	7,848	149	(7,997)	(742)

Total liabilities and stockholder’s equity (deficit)	$8,432	$7,575	$1,070	$(8,165)	$8,912

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

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(610)	$375	$313	$31	$109

Investing activities
Property and equipment additions	(6)	(44)	(2)	—	(52)
Net assets acquired (net of cash acquired) and acquisition- related payments	—	(12)	—	—	(12)
Proceeds from the sale of property and equipment	—	7	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	12	—	—	—	12
Proceeds from the sale of a joint venture	—	12	—	—	12
Investment in unconsolidated entities	—	(3)	(1)	—	(4)
Change in restricted cash	—	—	10	—	10
Intercompany note receivable	—	72	(17)	(55)	—
Other, net	—	—	4	—	4

Net cash provided by (used in) investing activities	6	32	(6)	(55)	(23)

Financing activities
Net change in revolving credit facility	515	—	—	—	515
Repayments made on new term Loan credit facility	(32)	—	—	—	(32)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(258)	—	(258)
Intercompany dividend	—	—	(25)	25	—
Intercompany note payable	—	17	(72)	55	—
Intercompany transactions	384	(434)	50	—	—
Other, net	(5)	(10)	(1)	—	(16)

Net cash provided by (used in) financing activities	862	(437)	(306)	80	199

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1)	—	(1)

Net (decrease) increase in cash and cash equivalents	258	(30)	—	56	284
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$378	$26	$36	$(3)	$437

Consolidating Statement of Cash Flows

April 10 through December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(346)	$706	$(242)	$(9)	$109
Investing activities
Property and equipment additions	(6)	(65)	—	—	(71)
Acquisition of Realogy	(6,761)	—	—	—	(6,761)
Net assets acquired (net of cash acquired) and acquisition- related payments	—	(34)	—	—	(34)
Proceeds related to corporate aircraft sale leaseback	21	—	—	—	21
Investment in unconsolidated entities	—	—	(2)	—	(2)
Purchase of marketable securities	—	—	(12)	—	(12)
Change in restricted cash	—	—	8	—	8
Intercompany capital contribution	—	(50)	—	50	—
Intercompany dividend	—	25	—	(25)	—
Intercompany note receivable	—	(122)	—	122	—
Other, net	—	(6)	4	—	(2)

Net cash (used in) provided by investing activities	(6,746)	(252)	(2)	147	(6,853)

Financing activities
Proceeds from new term loan credit facility and issuance of unsecured notes	6,252	—	—	—	6,252
Repayment of term loan facility	(600)	—	—	—	(600)
Repayments made on new term loan credit facility	(16)	—	—	—	(16)
Repurchase of 2006 Senior Notes, net of discount	(1,197)	—	—	—	(1,197)
Repayment of prior securitization obligations	—	—	(914)	—	(914)
Proceeds from new securitization obligations	—	—	903	—	903
Net change in securitization obligations	—	—	110	—	110
Debt issuance costs	(149)	(6)	(2)	—	(157)
Investment by affiliates of Apollo, co-investors, and management	1,999	—	—	—	1,999
Intercompany capital contribution	—	—	50	(50)	—
Intercompany dividend	—	—	(38)	38	—
Intercompany note receivable	—	—	122	(122)	—
Intercompany transactions	445	(428)	8	(25)	—
Other, net	(3)	(9)	—	—	(12)

Net cash provided by (used in) financing activities	6,731	(443)	239	(159)	6,368

Effect of changes in exchange rates on cash and cash equivalents	—	—	1	—	1

Net (decrease) increase in cash and cash equivalents	(361)	11	(4)	(21)	(375)
Cash and cash equivalents, beginning of period	481	45	40	(38)	528

Cash and cash equivalents, end of period	$120	$56	$36	$(59)	$153

Consolidating Statements of Cash Flows

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9)	$5	$109	$2	$107

Investing activities
Property and equipment additions	(6)	(25)	—	—	(31)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(22)	—	—	(22)
Proceeds from sale of preferred stock and warrants	22	—	—	—	22
Change in restricted cash	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	16	(47)	(9)	—	(40)

Financing activities
Net change in securitization obligations	—	—	21	—	21
Proceeds from issuances of common stock for equity awards	36	—	—	—	36
Proceeds received from Cendant’s sale of Travelport	5	—	—	—	5
Intercompany dividend	—	—	(4)	4	—
Intercompany transactions	130	28	(155)	(3)	—
Other, net	3	(3)	—	—	—

Net cash provided by (used in) financing activities	174	25	(138)	1	62

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	181	(17)	(38)	3	129
Cash and cash equivalents, beginning of period	300	62	78	(41)	399

Cash and cash equivalents, end of period	$481	$45	$40	$(38)	$528

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2006

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6)	$572	$(302)	$(19)	$245
Investing activities
Property and equipment additions	(26)	(103)	(1)	—	(130)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(168)	—	—	(168)
Investment in unconsolidated entities	(4)	—	(7)	—	(11)
Change in restricted cash	(2)	—	1	—	(1)
Other, net	—	(8)	8	—	—

Net cash provided by (used in) investing activities	(32)	(279)	1	—	(310)

Financing activities
Net change in securitization obligations	—	—	121	—	121
Repayment of unsecured borrowings	(1,625)	—	—	—	(1,625)
Proceeds from borrowings under unsecured credit facilities	3,425	—	—	—	3,425
Repurchase of common stock	(884)	—	—	—	(884)
Proceeds from issuances of common stock for equity awards	46	—	—	—	46
Payment to Cendant at separation	(2,183)	—	—	—	(2,183)
Change in amounts due (to) from Cendant Corporation	136	(189)	171	—	118
Debt issuance costs	(13)	—	—	—	(13)
Proceeds received from Cendant’s sale of Travelport	1,436	—	—	—	1,436
Intercompany dividend	—	—	(27)	27	—
Intercompany transactions	—	(77)	77	—	—
Other, net	—	(14)	—	—	(14)

Net cash provided by (used in) financing activities	338	(280)	342	27	427

Effect of changes in exchange rates on cash and cash equivalents	—	—	1	—	1

Net increase in cash and cash equivalents	300	13	42	8	363
Cash and cash equivalents, beginning of period	—	49	36	(49)	36

Cash and cash equivalents, end of period	$300	$62	$78	$(41)	$399

Exhibit Index

Exhibit	Description
2.1	Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed July 31, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed August 23, 2006).

2.3	Agreement and Plan of Merger, dated as of December 15, 2006, by and among Domus Holdings Corp., Domus Acquisition Corp. and Realogy Corporation (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed December 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Realogy Corporation’s Current Report on Form 8-K filed April 16, 2007).

3.2	Amended and Restated Bylaws of Realogy Corporation, as amended as of February 4, 2008 (Incorporated by reference to Exhibit 3.2 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.1	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 10.50% Senior Notes due 2014 (the “10.50% Senior Notes Indenture”) (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.2	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.3	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.4	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.5	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.6	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.7	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.8	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.9	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

Exhibit	Description
4.10*	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 10.50% Senior Notes Indenture.

4.11*	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 10.50% Senior Notes Indenture.

4.12	Indenture dated as of April 10, 2007 by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 11.00%/11.75% Senior Toggle Notes due 2014 (the “11.00%/11.75% Senior Toggle Notes Indenture”) (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.13	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.14	Supplemental Indenture No. 2 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.15	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.16	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.17	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.18	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.19	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.20	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.21*	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture

4.22*	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture.

4.23	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee governing the 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Notes Indenture”) (Incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.24	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

Exhibit	Description
4.25	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.26	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.12 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.27	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.28	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.29	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.30	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.31	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.32*	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 12.375% Senior Subordinated Notes Indenture.

4.33*	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 12.375% Senior Subordinated Notes Indenture.

4.34	Form of 10.50% Senior Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.35	Form of 11.00%/11.75% Senior Toggle Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.36	Form of 12.375% Senior Subordinated Notes due 2015 (included in the Indenture incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.37	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.16 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.38	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.17 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.39	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.18 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

Exhibit	Description
10.1	Tax Sharing Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Current Report on Form 8-K dated July 31, 2006).

10.2	Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement filed as Exhibit 10.1 (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

10.3	Transition Services Agreement among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Current Report on Form 8-K dated July 31, 2006).

10.4	Credit Agreement dated as of April 10, 2007, by and among Realogy Corporation, Domus Intermediate Holdings Corp., the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc. (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.5	Guarantee and Collateral Agreement dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.6**	Employment Agreement dated as of July 31, 2006 between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.7**	Letter Agreement dated December 19, 2006, between Realogy and Henry R. Silverman amending Employment Agreement between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.8**	Term Sheet dated November 13, 2007, among Domus Holdings Corp., Domus Intermediate Holdings Corp., Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.9**	Option Agreement dated as of November 13, 2007, between Domus Holdings Corp. and Henry R. Silverman (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.10**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Richard A. Smith (Incorporated by reference to Exhibit 10.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.11**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Anthony E. Hull (Incorporated by reference to Exhibit 10.10 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.12**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Alexander E. Perriello (Incorporated by reference to Exhibit 10.11 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.13**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Bruce G. Zipf (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.14**	Domus Holdings Corp. 2007 Stock Incentive Plan, as amended and restated as of November 13, 2007 (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

Exhibit	Description
10.15**	Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.16**	Form of Restricted Stock Agreement between Domus Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.15 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.17**	Form of Management Investor Rights Agreement among Domus Holdings Corp., Apollo Investment Fund VI, L.P., Domus Investment Holdings, LLC and the Holders party thereto (including the named executive officers of Realogy Corporation) (Incorporated by reference to Exhibit 10.16 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.18**	Realogy Corporation Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.19**	First Amendment to Realogy Corporation Officer Deferred Compensation Plan dated February 29, 2008 (Incorporated by reference to Exhibit 10.53 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.20* **	Realogy Corporation Officer Deferred Compensation Plan, Amended and Restated as of January 1, 2008.

10.21* **	First Amendment to Amended and Restated Realogy Corporation Officer Deferred Compensation Plan dated December 23, 2008.

10.22	Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.1 to the Cendant Corporation Current Report on Form 8-K filed February 4, 2005).

10.23	Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.24	Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.25	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.2 to the Cendant Corporation Current Report on Form 8-K filed February 4, 2005).

10.26	Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.27	Consent and Amendment dated as of March 14, 2007, between Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, Sotheby’s International Realty Affiliates, Inc., ERA Franchise Systems, Inc. Century 21 Real Estate LLC and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to PHH Corporation, Current Report on Form 8-K filed March 20, 2007).

10.28	Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.29	Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Registration Statement on Form 10 (File No. 001-32852)).

10.30	Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.31	Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.32	Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.14(d) to Realogy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.33	Lease, dated as of December 29, 2000, between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.34	First Amendment of Lease, dated October 16, 2001, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.35	Second Amendment to Lease, dated as of June 7, 2002, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.36	Third Amendment to Lease, dated as of April 28, 2003, by and between DB Real Estate One Campus Drive, L.P. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(c) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.37	Office Building Lease, dated as of August 29, 2003, between MV Plaza, Inc. and Cendant Corporation (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.38	Agreement of Lease, dated as of August 11, 1997, between MMP Realty, LLC and HFS Mobility Services, Inc. (Incorporated by reference to Exhibit 10.15 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.39	First Amendment to Agreement of Lease, dated as of November 4, 2004, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.40	Second Amendment to Agreement of Lease, dated as of April 18, 2005, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.41	Sixth Omnibus Amendment Agreement and Consent, dated as of June 6, 2007, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, The Bank of New York, the conduit purchasers, committed purchasers, managing Agents and Calyon New York Branch (Incorporated by reference to Exhibit 10.37 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.42	Amended and Restated Series 2007-1 Indenture Supplement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007, between Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar (Incorporated by reference to Exhibit 10.38 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.43	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007 among Apple Ridge Funding LLC, Cartus Corporation, the conduit purchasers, committed purchases and managing agents party thereto and Calyon New York Branch, as administrative and lead arranger (Incorporated by reference to Exhibit 10.39 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.44	Consent dated April 30, 2008, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC and the Noteholders signatory thereto (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31,2008).

10.45	Amended and Restated CRC Purchase Agreement dated as of June 27, 2007 by and between Cartus Corporation and Cartus Relocation Corporation (Incorporated by reference to Exhibit 10.40 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.46	Amended and Restated Receivables Purchase Agreement dated as of June 27, 2007 by and between Cartus Relocation Corporation and Kenosia Funding, LLC (Incorporated by reference to Exhibit 10.41 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.47	Amended and Restated Fee Receivables Purchase Agreement dated as of June 27, 2007 by and between Cartus Corporation and Kenosia Funding, LLC (Incorporated by reference to Exhibit 10.42 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.48	Amended and Restated Servicing Agreement dated as of June 27, 2007 by and between Cartus Corporation, Cartus Relocation Corporation, Kenosia Funding, LLC, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.43 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.49	Amended and Restated Indenture dated as of June 27, 2007 by and between Kenosia Funding, LLC, as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.44 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

Exhibit	Description
10.50	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007, among Kenosia Funding, LLC, Cartus Corporation, Cartus Relocation Corporation, the commercial paper conduits from time to time party thereto, the financial Institutions from time to time party thereto, the persons from time to time party thereto as managing agents and Calyon New York Branch, as administrative agent and lead arranger (Incorporated by reference to Exhibit 10.45 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.51	Amended and Restated Performance Guaranty, dated as of April 10, 2007, by Realogy in favor of Cartus Relocation Corporation and Kenosia Funding LLC (Incorporated by reference to Exhibit 10.46 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.52	Kenosia Subordinated Note, dated April 10, 2007, by Kenosia Funding LLC in favor of Cartus Corporation (Incorporated by reference to Exhibit 10.47 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.53	Deed of Amendment, dated December 14, 2007 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited (Incorporated by reference to Exhibit 10.48 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.54	Deed of Amendment, dated May 12, 2008 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008 Registration Statement on Form S-4 (File No. 333-148253)).

10.55*	Deed of Amendment, dated January 8, 2009 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited.

10.56	First Omnibus Amendment dated March 14, 2008, among Cartus Corporation, Cartus Relocation Corporation, Kenosia Funding, LLC, as Issuer, The Bank of New York, as trustee, Calyon New York Branch, as administrative agent and as managing agent on behalf of Atlantic Asset Securitization, LLC, Atlantic Asset Securitization, LLC, as the purchaser, and Realogy Corporation, as performance guarantor (Incorporated by reference to Exhibit 10.49 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.57*	Termination Letter dated January 15, 2009, among Cartus Corporation, Cartus Relocation Corporation, Kenosia Funding, LLC, as Issuer, The Bank of New York Mellon, as trustee, Calyon New York Branch, as administrative agent and as managing agent on behalf of Atlantic Asset Securitization, LLC, Atlantic Asset Securitization, LLC, as the purchaser, and Realogy Corporation, as performance guarantor.

10.58**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.50 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.59**	Form of Option Agreement for Independent Directors (Incorporated by reference to Exhibit 10.51 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.60**	Restricted Stock Award for Independent Directors (Incorporated by reference to Exhibit 10.52 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

Exhibit	Description
10.61**	2008 Realogy Corporation Bonus Plan for Executive Officers (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007 (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.62* **	2008-2009 Realogy Corporation Cash Retention Plan.

21.1*	Subsidiaries of Realogy Corporation.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Compensatory plan or arrangement.

REALOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD FROM JANUARY 1 THROUGH

APRIL 9, 2007, THE PERIOD FROM APRIL 10 THROUGH DECEMBER 31, 2007

AND THE YEAR ENDED DECEMBER 31, 2006

(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Successor
Year ended December 31, 2008	$14	$24	$10	$(5)	$43
Period from April 10 through December 31, 2007	$—	$16	$—	$(2)	$14
Predecessor
Period from January 1 through April 9, 2007	$15	$4	$—	$(1)	$18
Year ended December 31, 2006	$11	$12	$—	$(8)	$15
Reserve for development advance notes, short term (b)
Successor
Year ended December 31, 2008	$2	$1	$—	$—	$3
Period from April 10 through December 31, 2007	$—	$2	$—	$—	$2
Predecessor
Period from January 1 through April 9, 2007	$1	$—	$—	$—	$1
Year ended December 31, 2006	$1	$—	$—	$—	$1
Reserve for development advance notes, long term (b)
Successor
Year ended December 31, 2008	$11	$10	$—	$—	$21
Period from April 10 through December 31, 2007	$—	$11	$—	$—	$11
Predecessor
Period from January 1 through April 9, 2007	$6	$—	$—	$—	$6
Year ended December 31, 2006	$6	$—	$—	$—	$6
Deferred tax asset valuation allowance
Successor
Year ended December 31, 2008	$10	$51	$—	$—	$61
Period from April 10 through December 31, 2007	$3	$6	$1	$—	$10
Predecessor
Period from January 1 through April 9, 2007	$3	$—	$—	$—	$3
Year ended December 31, 2006	$3	$—	$—	$—	$3

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade receivables in the Consolidated Balance Sheets.
(b)	Short term development advance notes are included in Trade receivables in the Consolidated Balance Sheets.