Form 10-Q
period 2009-03-31
REALOGY CORP
filed 2009-05-12
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 12, 2009 was 100.

FORWARD LOOKING STATEMENTS

Forward looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). As of March 31, 2009, our total debt (including the current portion) was $6,838 million (which does not include $516 million of letters of credit issued under our synthetic letter of credit facility and an additional $128 million of outstanding letters of credit). In addition, as of March 31, 2009, our current liabilities included $621 million of securitization obligations which were collateralized by $640 million of securitization assets that are not available to pay our general obligations.

•

we have constraints on our sources of liquidity. At March 31, 2009, we had borrowings under our revolving credit facility of $600 million (or $214 million, net of $386 million of available cash) and $128 million of outstanding letters of credit drawn against the facility, leaving $22 million of available capacity under the revolving credit facility. In April 2009, we utilized $247 million of our cash on hand to pay $143 million of interest on our debt obligations and $104 million to repay borrowings under our securitization obligations.

•

an event of default under our senior secured credit facility, including but not limited to a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio, or under our indentures or relocation securitization facilities or a failure to meet our cash interest obligations under these instruments or other lack of liquidity caused by substantial leverage and the continuing adverse housing market, would materially and adversely affect our financial condition, results of operations and business;

•

continuing adverse developments in the residential real estate markets, either regionally or nationally, due to lower sales, price declines, excessive home inventory levels, and reduced availability of mortgage financing or availability only at higher rates, including but not limited to:

•

a continuing decline in the number of homesales and/or further declines in prices and a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we participate;

•	continuing negative trends and/or a negative perception of the market trends in value for residential real estate;

•	continuing high levels of foreclosure activity;

•	reduced availability of mortgage financing or financing on terms not sufficiently attractive to homebuyers;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with laws and regulations and any changes in laws and regulations; and

•	local and regional conditions in the areas where our franchisees and brokerage operations are located.

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

•

our inability to access capital and/or to securitize certain assets of our relocation business, either of which would require us to find alternative sources of liquidity, which may not be available, or if available, may not be on favorable terms or we may be required to reduce our operations;

•

our failure to maintain or acquire franchisees and brands or the inability of franchisees to survive the current real estate downturn or to realize gross commission income at levels that they maintained in the middle of this decade;

•	disputes or issues with entities that license us their brands for use in our business that could impede our franchising of those brands;

•	our geographic and high-end market concentration relating in particular to our company-owned brokerage operations;

•	actions by our franchisees that could harm our business;

•	reduced ability to complete future strategic acquisitions or to realize anticipated benefits from completed acquisitions;

•	the loss of any of our senior management or key managers or employees in specific business units;

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

Other factors not identified above, including the risk factors described under the headings “Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” in the 2008 Form 10-K and this report, in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-months ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated and combined statements of operations, stockholder’s deficit and cash flows for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated and combined financial statements and included explanatory paragraphs relating to the fact that (i) prior to its separation from Cendant Corporation (“Cendant”), the Company was comprised of the assets and liabilities used in managing and operating the real estate services businesses of Cendant, (ii) included in Notes 13 and 14 of the consolidated and combined financial statements is a summary of transactions with related parties, (iii) as discussed in Note 14 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006, (iv) as discussed in Note 1 to the consolidated and combined financial statements, effective April 10, 2007, the Company was acquired through a merger in a business combination accounted for as a purchase and (v) as discussed in Note 2 to the consolidated and combined financial statements the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, effective January 1, 2007. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of the Company. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey

May 12, 2009

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues
Gross commission income	$472	$749
Service revenue	134	184
Franchise fees	50	73
Other	41	45

Net revenues	697	1,051

Expenses
Commission and other agent-related costs	292	486
Operating	328	428
Marketing	41	55
General and administrative	63	65
Former parent legacy costs (benefit), net	4	6
Restructuring costs	34	9
Merger costs	—	1
Depreciation and amortization	51	56
Interest expense/(income), net	144	164
Other (income)/expense, net	1	—

Total expenses	958	1,270

Loss before income taxes, equity in earnings and noncontrolling interest	(261)	(219)
Income tax expense (benefit)	2	(84)
Equity in (earnings) losses of unconsolidated entities	(4)	(3)

Net loss	$(259)	$(132)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$421	$437
Trade receivables (net of allowance for doubtful accounts of $67 and $46)	142	140
Relocation receivables	608	765
Relocation properties held for sale	8	22
Deferred income taxes	45	92
Due from former parent	3	3
Other current assets	111	112

Total current assets	1,338	1,571

Property and equipment, net	251	276
Goodwill	2,574	2,572
Trademarks	732	732
Franchise agreements, net	3,026	3,043
Other intangibles, net	474	480
Other non-current assets	232	238

Total assets	$8,627	$8,912

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$113	$133
Securitization obligations	621	703
Due to former parent	556	554
Revolving credit facility and current portion of long-term debt	632	547
Accrued expenses and other current liabilities	562	513

Total current liabilities	2,484	2,450

Long-term debt	6,206	6,213
Deferred income taxes	781	826
Other non-current liabilities	153	163

Total liabilities	9,624	9,652

Commitments and contingencies (Notes 8 and 9)

Stockholder’s deficit:
Common stock	—	—
Additional paid-in capital	2,015	2,013
Accumulated deficit	(2,968)	(2,709)
Accumulated other comprehensive loss	(45)	(46)

Total Realogy stockholder’s deficit	(998)	(742)

Noncontrolling interest	1	2

Total stockholder’s deficit	(997)	(740)

Total liabilities and stockholder’s deficit	$8,627	$8,912

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating Activities
Net loss	$(259)	$(132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51	56
Deferred income taxes	—	(86)
Amortization of deferred financing costs and discount on unsecured notes	8	7
Equity in (earnings) losses of unconsolidated entities	(4)	(3)
Other adjustments to net loss	6	7
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(1)	(14)
Relocation receivables and advances	153	16
Relocation properties held for sale	14	11
Other assets	1	2
Accounts payable, accrued expenses and other liabilities	31	21
Due (to) from former parent	3	8
Other, net	1	1

Net cash provided by (used in) operating activities	4	(106)

Investing Activities
Property and equipment additions	(9)	(11)
Net assets acquired (net of cash acquired) and acquisition-related payments	(2)	(5)
Proceeds from the sale of property and equipment	—	4
Investment in unconsolidated entities	—	(4)
Change in restricted cash	(2)	3
Other, net	(1)	—

Net cash used in investing activities	(14)	(13)

Financing Activities
Net change in revolving credit facility	85	45
Repayments made for term loan credit facility	(8)	(8)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)
Net change in securitization obligations	(79)	(23)
Other, net	(4)	(4)

Net cash used in financing activities	(6)	—
Net decrease in cash and cash equivalents	(16)	(119)
Cash and cash equivalents, beginning of period	437	153

Cash and cash equivalents, end of period	$421	$34

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$76	$90
Income tax payments (refunds), net	$1	$—

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions)

(Unaudited)

1.	BASIS OF PRESENTATION

Realogy Corporation (“Realogy” or “the Company”), a Delaware corporation, was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”), and vehicle rental businesses (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) became effective.

In December 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”). The Merger was consummated on April 10, 2007.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2009 and the results of our operations and cash flows for the quarters ended March 31, 2009 and 2008. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

These interim Condensed Consolidated Financial Statements of the Company should be read in conjunction with the Consolidated and Combined Financial Statements of the Company for the fiscal year ended December 31, 2008 included in the 2008 Form 10-K.

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

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of March 31, 2009, we had approximately 15,000 franchised and company owned offices and 272,000 sales associates operating under our brands in the U.S. and 91 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 48,000 sales associates.

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

In order to comply with the senior secured leverage ratio for the 12 month periods ending June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 (or to avoid an event of default thereof) the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume and price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating contingent asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof. Factors (b) through (f) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast and additional equity available through December 31, 2009, as set forth in the 2008 Form 10-K, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA and reduce net senior secured indebtedness.

If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default through an equity cure from our parent permitted thereunder, there would be an “event of default” under the senior secured credit agreement. See Note 5, “Short and Long Term Debt” for a description of the consequences of an event of default.

Impairment of Goodwill and Other Indefinite Life Intangibles

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

During the fourth quarter of 2008, the Company performed its annual impairment review of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $1,739 million ($1,523 million net of income tax benefit). The impairment charge reduced intangible assets by $384 million and goodwill by $1,355 million.

The Company continues to assess events and circumstances that would indicate an impairment has occurred given the current state and long term forecast for the housing market. The Company believes that no events or circumstances occurred during the three months ended March 31, 2009 that would require the Company to reassess goodwill and intangible assets for impairment.

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

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2009, the Company has outstanding foreign currency forward contracts with a notional value of $17 million.

The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and the unfavorable fair market value of the swaps of $20 million, net of income taxes, is recorded in Accumulated Other Comprehensive Loss at March 31, 2009.

The fair value of derivative instruments as of March 31, 2009 was as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contracts			Other non-current liabilities	$33

Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$—

The effect of derivative instruments on earnings for the three months ended March 31, 2009:

	Amount of gain (loss) recognized in OCI on derivative March 31, 2009(a)	Location of gain (loss) reclassified from AOCI into income March 31, 2009(a)	Amount of gain (loss) reclassified from AOCI into income March 31, 2009(a)
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contracts	$5	Interest expense	$(4)

(a)	Interest rate swap contracts are considered highly effective and there is no ineffectiveness.

	Location of gain (loss) recognized in income	Amount of gain (loss)
Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts	Operating expense	$1

Financial Instruments

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

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

The availability of observable inputs can vary from asset to asset and is affected by a wide variety of factors, including, for example, the type of asset, whether the asset is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level III. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The following table summarizes fair value measurements by level at March 31, 2009 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other non-current liabilities)	$—	$—	$33	$33
Deferred compensation plan assets
(included in other non-current assets)	1	—	—	1

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value, January 1, 2009	$38
Included in other comprehensive loss	(5)

Fair value, March 31, 2009	$33

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at March 31, 2009:

	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$621	$621
Revolving credit facility	600	600
Term loan facility	3,115	1,900
Fixed Rate Senior Notes	1,684	471
Senior Toggle Notes	577	104
Senior Subordinated Notes	862	145

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended March 31, 2009 was $1 million and is comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of approximately $2 million offset by a benefit of $1 million for the expected return on assets. The net periodic pension benefit for the three months ended March 31, 2008 was less than $1 million and is comprised of interest cost of approximately $2 million offset by a benefit of $2 million for the expected return on assets.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, contingencies, noncontrolling interests, and goodwill acquired in a business combination. In addition, changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R was effective, on a prospective basis, for fiscal years beginning after December 15, 2008, therefore the Company adopted SFAS No. 141R on January 1, 2009. The Company has not entered into any material business combinations since the adoption of SFAS No. 141R. If the Company does enter into any material business combinations, the transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s past acquisitions, accounted for under previous GAAP requirements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (“noncontrolling interest”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests, not involving a change in control are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 was effective, on a prospective basis, for fiscal years beginning after December 15, 2008, therefore the Company adopted SFAS No. 160 on January 1, 2009. The presentation and disclosure requirements in SFAS No. 160 are required to be retrospectively applied to comparative financial statements. As a result of the implementation of this standard, the Company reclassified $2 million from Other non-current liabilities to a separate Noncontrolling interest line in the Equity section of the Condensed Consolidated Balance Sheet as of December 31, 2008. Noncontrolling interest amounts were not reflected on a separate line on the Condensed Consolidated Statement of Operations as the amounts were less than $1 million.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008, therefore the Company adopted SFAS No. 161 on January 1, 2009. See additional disclosures in Note 1, “Basis of Presentation” under the heading “Derivative Instruments”.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). This FSP enhances the annual disclosure about plan assets by requiring the nature and amount of concentrations of risk, fair value measurement similar to SFAS No. 157 requirements, significant investment strategies, and increased asset categories. The FSP is effective prospectively for fiscal years ending after December 15, 2009. The Company will adopt the expanded disclosure requirements under this FSP for the year ending December 31, 2009. The FSP will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP expands the fair value disclosures required for all financial instruments under SFAS No. 107 to interim periods for publicly traded entities. It also requires entities to disclose the method and significant assumptions used to estimate the fair value on an interim basis. The FSP is effective prospectively for interim reporting periods ending after June 15, 2009. The Company will adopt the expanded disclosure requirements under this FSP for the period ending June 30, 2009. The FSP will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

2.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net loss	$(259)	$(132)
Foreign currency translation adjustments	(1)	1
Unrealized gain (loss) on interest rate hedges, net	2	(12)

Total comprehensive loss attributable to Realogy	$(258)	$(143)

The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$2,019	$138	$1,881	$2,019	$121	$1,898
License agreement (b)	45	2	43	45	2	43
Pendings and listings (c)	2	2	—	2	2	—
Customer relationship (d)	467	51	416	467	45	422
Other (e)	7	2	5	7	2	5

	$2,540	$195	$2,345	$2,540	$172	$2,368

Unamortized Intangible Assets
Goodwill (f)	$2,574			$2,572

Franchise agreement with NRT (g)	$1,145			$1,145
Trademarks (h)	732			732
Title plant shares (i)	10			10

	$1,887			$1,887

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).
(d)	Relates to the customer relationships at Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Goodwill increased $2 million due to acquisitions made during the three months ended March 31, 2009.
(g)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(h)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(i)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

Amortization expense relating to intangible assets was as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Franchise agreements	$17	$16
Pendings and listings	—	1
Customer relationships	6	6
Other	—	1

Total	$23	$24

Based on the Company’s amortizable intangible assets as of March 31, 2009, the Company expects related amortization expense for the remainder of 2009, the four succeeding years and thereafter to approximate $71 million, $94 million, $94 million, $94 million, $94 million and $1,898 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31, 2009	December 31, 2008
Accrued payroll and related employee costs	$72	$94
Accrued volume incentives	17	22
Deferred income	78	80
Accrued interest	183	120
Other	212	197

	$562	$513

5.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	March 31, 2009	December 31, 2008
Senior Secured Credit Facility:
Revolving credit facility	$600	$515
Term loan facility	3,115	3,123
Fixed Rate Senior Notes	1,684	1,683
Senior Toggle Notes	577	577
Senior Subordinated Notes	862	862
Securitization Obligations:
Apple Ridge Funding LLC	489	537
U.K. Relocation Receivables Funding Limited	132	146
Kenosia Funding LLC	—	20

	$7,459	$7,463

SENIOR SECURED CREDIT FACILITY

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility and (iii) a $525 million synthetic letter of credit facility.

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $518 million on December 31, 2008 and to $516 million at March 31, 2009. On April 26, 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities.

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

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing 12 month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.35 to 1 at March 31, 2009. The ratio steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility includes certain adjustments and also is calculated on a pro forma basis for purposes of the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At March 31, 2009, the Company was in compliance with the senior secured leverage ratio.

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

In order to comply with the senior secured leverage ratio for the 12 month periods ending June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010 (or to avoid an event of default thereof) the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume and price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating contingent asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof. Factors (b) through (f) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast and additional equity available through December 31, 2009, as set forth in the 2008 Form 10-K, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA and reduce net senior secured indebtedness.

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

If an event of default occurs under the senior secured credit facility, and the Company fails to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to the Company;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent the Company from making payments on the Unsecured Notes (as defined below),

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

FIXED RATE SENIOR NOTES DUE 2014, SENIOR TOGGLE NOTES DUE 2014 AND SENIOR SUBORDINATED NOTES DUE 2015

On April 10, 2007, the Company issued in a private placement $1,700 million aggregate principal amount of 10.50% Senior Notes (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes (the “Senior Subordinated Notes”). On February 15, 2008, the Company completed an exchange offer registering these notes under the Securities Act of 1933, as amended, pursuant to a Registration Statement filed on Form S-4. The Company refers to these notes collectively using the term “Unsecured Notes”.

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

For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company is required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle

Notes will accrue at the Cash Interest rate per annum plus 0.75%. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period.

Beginning with the interest period which ended October 2008, the Company elected to satisfy the interest payment obligation by issuing additional Senior Toggle Notes. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the Company would be required to repay approximately $204 million in April 2012.

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

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	March 31, 2009	December 31, 2008
Apple Ridge Funding LLC	$489	$537
U.K. Relocation Receivables Funding Limited	132	146
Kenosia Funding LLC	—	20

	$621	$703

The Company issues secured obligations through Apple Ridge Funding LLC and U.K. Relocation Receivables Funding Limited. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $640 million of underlying relocation receivables and other related assets at March 31, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $5 million and $14 million for the three months ended March 31, 2009 and 2008, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.0% and 5.4% for the three months ended March 31, 2009 and 2008, respectively.

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

Kenosia Funding LLC

On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under the facility. Prior to the termination of this program due to the Company’s decision to reduce the exposure to the purchase of at-risk homes, the Kenosia Funding LLC securitization program was utilized to finance the purchase of at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients.

INTEREST RATE SWAPS

The Company has two interest rate swaps with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The key terms of the swaps are as follows: (i) $225 million notional amount at 4.93% maturing July 2012 and (ii) $350 million notional amount at 4.835% maturing July 2010. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and, therefore, the unfavorable fair market value of the swaps of $20 million and $24 million, net of income taxes, is recorded in Accumulated Other Comprehensive Loss at March 31, 2009 and 2008, respectively.

AVAILABLE CAPACITY

As of March 31, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$600	$22
Term loan facility (2)	October 2013	3,115	3,115	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,684	—
Senior Toggle Notes (4)	April 2014	582	577	—
Senior Subordinated Notes (5)	April 2015	875	862	—

Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	489	361
U.K. Relocation Receivables Funding Limited (6)	April 2012	143	132	11

		$8,015	$7,459	$394

(1)	The available capacity under the revolving credit facility is reduced by $128 million of outstanding letters of credit at March 31, 2009. In April 2009 the Company borrowed an additional $15 million from our revolving credit facility.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 3.50% at March 31, 2009.

(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $16 million.
(4)	Consists of $582 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million. The Company satisfied the April 2009 interest payment obligation by issuing $34 million of additional Senior Toggle Notes.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

6.	RESTRUCTURING COSTS

2009 Restructuring Program

During the first quarter of 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $45 million in 2009. As of March 31, 2009 the Company has recognized $35 million of this expense.

Total 2009 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of March 31, 2009
Company Owned Real Estate Brokerage Services	$—	$26	$(7)	$19
Real Estate Franchise Services	—	1	—	1
Relocation Services	—	5	(4)	1
Title and Settlement Services	—	1	—	1
Corporate and Other	—	2	—	2

	$—	$35	$(11)	$24

The table below shows total 2009 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$10	$21	$4	$35
Cash payments and other reductions	(6)	(1)	(4)	(11)

Balance at March 31, 2009	$4	$20	$—	$24

2008 Restructuring Program

During 2008, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $58 million of restructuring expense in 2008 and the remaining liability at December 31, 2008 was $26 million.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception to March 31, 2009 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	$9	$17	$—	$26
Cash payments and other reductions	(7)	(3)	—	(10)

Balance at March 31, 2009	$2	$14	$—	$16

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008 the remaining liability was $8 million. During the three months ended March 31, 2009, the Company utilized $1 million of the accrual and reversed $1 million in the Statement of Operations resulting in a remaining accrual of $6 million.

7.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of Common Stock, RSUs and other awards settleable in, or based upon, Common Stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of RSUs to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted an aggregate 291,000 stock options and 9,000 RSUs to senior management employees and an independent director of the Company. No stock options were granted in the first quarter of 2009. As of March 31, 2009, the total number of shares available for future grant under the Plan is approximately 1.4 million shares.

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

The fair value of the Tranche A options is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility is based on historical volatilities of comparable companies. The expected term of the options represents the period of time the options are expected to be outstanding, which is estimated using the simplified method. The risk free interest rate is based on the U.S. Treasury yield curve at the time of the grant.

The fair value of Tranche B and C options is estimated on the date of grant using a lattice based option valuation model. Expected volatility is based on historical volatilities of the same comparable companies. The expected term is estimated based on when certain IRR targets are projected to be met and when the options are expected to be exercised. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

Restricted Stock Units Granted by Holdings

One-half of the RSUs granted to employees “cliff” vested in October 2008 and the remaining RSUs “cliff” vest in April 2010. One-half of the director RSUs “cliff” vest in August 2009 and the remaining RSUs “cliff” vest in February 2011. Shares were granted at the fair market price of $10 which is the price paid by affiliates of Apollo and co-investors in connection with the purchase of Domus shares on the date the merger was consummated.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2 million and $2 million related to the incentive equity awards granted by Holdings for the three months ended March 31, 2009 and 2008, respectively.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Stock Units
	A	B	C
Outstanding at December 31, 2008	7.96	3.96	3.96	0.23
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(0.04)	(0.01)	(0.01)	—

Outstanding at March 31, 2009	7.92	3.95	3.95	0.23

Exercisable at March 31, 2009	1.57	—	—	—

Weighted average remaining contractual term (years)	8.25	8.24	8.24
Weighted average grant date fair value per share	$3.67	$3.00	$2.46	$10.00

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2009	1.57	$10.00	8.22 years	$—

As of March 31, 2009, there was $22 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $22 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and the restricted shares will be recorded in future periods as compensation expense over a weighted average period of approximately 3.1 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

8.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

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

The majority of the liabilities allocated in 2006 have been classified as due to former parent in the Condensed Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2008, the due to former parent balance was $554 million and the balance was $556 million at March 31, 2009.

The two most significant categories of liabilities included in due to former parent are contingent litigation settlement liabilities and contingent tax liabilities. The amount of contingent litigation settlement liabilities was $68 million at December 31, 2008 and March 31, 2009. The amount of contingent tax liabilities was $366 million at December 31, 2008 and March 31, 2009.

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

In connection with these agreements, the Company recorded net revenues of $2 million and $2 million for the three months ended March 31, 2009 and 2008, respectively. The Company recorded equity earnings of $4 million and $3 million for the three months ended March 31, 2009 and 2008, respectively.

Transactions with Affinion Group Holdings, Inc. (an Affiliate of Apollo)

On June 30, 2008, Affinion Group, Inc., a wholly owned subsidiary of Affinion, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. In connection with the transaction, on the June 30, 2008 closing date, Realogy agreed to pay approximately $8 million in the aggregate (a portion payable at closing and the balance over a three year period), as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2009 and 2008, the Company has recognized revenue related to these transactions of less than $1 million in the aggregate in each period.

9.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) contending that the affiliated business relationship between NRT and Title Resource Group is an inherent breach of an agent’s fiduciary duty to the customer; (iii) contending that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (iv) contending that NRT’s legal assistance program constitutes the illegal sale of insurance; and (v) concerning claims generally against the company owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services. The foregoing cases are in addition to the former parent contingent liability matters disclosed in Note 8 “Separation Adjustments and Transactions with Former Parent and Subsidiaries,” under which Realogy and Wyndham are responsible for 62.5% and 37.5% of any former parent liability.

The former parent contingent liabilities include a legacy Cendant litigation matter, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”), in which the district court in September 2007, granted summary judgment on the breach of contract claims asserted by the plaintiffs. The summary judgment award plus interest through March 31, 2009 for Cendant is approximately $98 million and also provides for the award of attorneys’ fees to the plaintiff. In 2008, Cendant appealed the summary judgment decision to the Second Circuit Court of Appeals and appellate bonds were posted by Realogy and Wyndham for their respective portions. Plaintiffs also cross appealed the portion of the summary judgment decision in favor of the defendants. Briefs have been submitted on appeal and an oral argument has been set for the week of June 22, 2009. Based upon the summary judgment decision, and after giving effect to accrued interest and an estimate of plaintiffs’ reasonable attorneys’ fees, the Company has reserved $64 million for this matter.

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

The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The tax indemnification accruals for Cendant’s tax matters of $366 million are provided for in accordance with SFAS No. 5, “Accounting for Contingencies.”

$500 Million Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit back-stops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities.

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

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $371 million and $240 million at March 31, 2009 and December 31, 2008, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

10.	SEGMENT INFORMATION

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented in the Company’s Condensed Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Real Estate Franchise Services	$105	$152
Company Owned Real Estate Brokerage Services	491	767
Relocation Services	71	108
Title and Settlement Services	68	81
Corporate and Other (b)	(38)	(57)

Total Company	$697	$1,051

(a)

Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $38 million and $57 million for the three months ended March 31,

2009 and 2008, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $6 million and $7 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three months ended March 31, 2009 and 2008, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(b)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Real Estate Franchise Services	$44	$80
Company Owned Real Estate Brokerage Services	(84)	(60)
Relocation Services	—	—
Title and Settlement Services	(5)	(2)
Corporate and Other	(17)	(14)

Total Company	(62)	4
Less:
Depreciation and amortization	51	56
Interest expense, net	144	164
Income tax expense (benefit)	2	(84)

Net loss	$(259)	$(132)

(a)	Includes $34 million and $4 million of restructuring costs and former parent legacy costs, respectively, for the three months ended March 31, 2009, compared to $9 million, $6 million and $1 million of restructuring costs, former parent legacy costs and merger costs, respectively, for the three months ended March 31, 2008.

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$472	$—	$—	$472
Service revenue	—	93	41	—	134
Franchise fees	—	50	—	—	50
Other	—	40	1	—	41

Net revenues	—	655	42	—	697
Expenses
Commission and other agent-related costs	—	292	—	—	292
Operating	—	298	30	—	328
Marketing	—	41	—	—	41
General and administrative	10	51	2	—	63
Former parent legacy costs (benefit), net	4	—	—	—	4
Restructuring costs	2	32	—	—	34
Depreciation and amortization	2	49	—	—	51
Interest expense/(income), net	143	1	—	—	144
Other (income)/expense, net	—	—	1	—	1
Intercompany transactions	2	(2)	—	—	—

Total expenses	163	762	33	—	958
Income (loss) before income taxes, equity in earnings and noncontrolling interest	(163)	(107)	9	—	(261)
Income tax expense (benefit)	41	(43)	4	—	2
Equity in (earnings) losses of unconsolidated entities	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	55	(9)	—	(46)	—

Net income (loss)	$(259)	$(55)	$9	$46	$(259)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$749	$—	$—	$749
Service revenue	—	140	44	—	184
Franchise fees	—	73	—	—	73
Other	—	48	(3)	—	45

Net revenues	—	1,010	41	—	1,051
Expenses
Commission and other agent-related costs	—	486	—	—	486
Operating	—	396	32	—	428
Marketing	—	54	1	—	55
General and administrative	8	54	3	—	65
Former parent legacy costs (benefit), net	6	—	—	—	6
Restructuring costs	—	9	—	—	9
Merger costs	—	1	—	—	1
Depreciation and amortization	3	53	—	—	56
Interest expense/(income), net	163	1	—	—	164
Intercompany transactions	6	(6)	—	—	—

Total expenses	186	1,048	36	—	1,270
Income (loss) before income taxes, equity in earnings and noncontrolling interest	(186)	(38)	5	—	(219)
Income tax expense (benefit)	(73)	(14)	3	—	(84)
Equity in (earnings) losses of unconsolidated entities	—	—	(3)	—	(3)
Equity in (earnings) losses of subsidiaries	19	(5)	—	(14)	—

Net income (loss)	$(132)	$(19)	$5	$14	$(132)

Condensed Consolidating Balance Sheet

As of March 31, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$345	$25	$56	$(5)	$421
Trade receivables, net	—	110	32	—	142
Relocation receivables	—	(22)	630	—	608
Relocation properties held for sale	—	8	—	—	8
Deferred income taxes	(11)	56	—	—	45
Intercompany note receivable	—	—	18	(18)	—
Due from former parent	3	—	—	—	3
Other current assets	10	80	122	(101)	111

Total current assets	347	257	858	(124)	1,338
Property and equipment, net	27	222	2	—	251
Goodwill	—	2,574	—	—	2,574
Trademarks	—	732	—	—	732
Franchise agreements, net	—	3,026	—	—	3,026
Other intangibles, net	—	474	—	—	474
Other non-current assets	119	76	37	—	232
Investment in subsidiaries	7,793	161	—	(7,954)	—

Total assets	$8,286	$7,522	$897	$(8,078)	$8,627

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$11	$199	$9	$(106)	$113
Securitization obligations	—	—	621	—	621
Intercompany note payable	—	18	—	(18)	—
Due to former parent	556	—	—	—	556
Revolving credit facility and current portion of long term debt	632	—	—	—	632
Accrued expenses and other current liabilities	237	300	25	—	562
Intercompany payables	1,319	(1,388)	69	—	—

Total current liabilities	2,755	(871)	724	(124)	2,484
Long-term debt	6,206	—	—	—	6,206
Deferred income taxes	(486)	1,267	—	—	781
Other non-current liabilities	94	47	12	—	153
Intercompany liabilities	714	(714)	—	—	—

Total liabilities	9,283	(271)	736	(124)	9,624

Total stockholder’s equity (deficit)	(997)	7,793	161	(7,954)	(997)

Total liabilities and stockholder’s equity (deficit)	$8,286	$7,522	$897	$(8,078)	$8,627

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$378	$26	$36	$(3)	$437
Trade receivables, net	—	110	30	—	140
Relocation receivables	—	(36)	801	—	765
Relocation properties held for sale	—	(13)	35	—	22
Deferred income taxes	36	56	—	—	92
Intercompany note receivable	—	50	18	(68)	—
Due from former parent	3	—	—	—	3
Other current assets	12	83	114	(97)	112

Total current assets	429	276	1,034	(168)	1,571
Property and equipment, net	29	245	2	—	276
Goodwill	—	2,572	—	—	2,572
Trademarks	—	732	—	—	732
Franchise agreements, net	—	3,043	—	—	3,043
Other intangibles, net	—	480	—	—	480
Other non-current assets	126	78	34	—	238
Investment in subsidiaries	7,850	151	—	(8,001)	—

Total assets	$8,434	$7,577	$1,070	$(8,169)	$8,912

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$14	$209	$10	$(100)	$133
Securitization obligations	—	—	703	—	703
Intercompany note payable	—	18	50	(68)	—
Due to former parent	554	—	—	—	554
Revolving credit facility and current portion of long term debt	547	—	—	—	547
Accrued expenses and other current liabilities	164	320	29	—	513
Intercompany payables	1,300	(1,416)	116	—	—

Total current liabilities	2,579	(869)	908	(168)	2,450
Long-term debt	6,213	—	—	—	6,213
Deferred income taxes	(428)	1,254	—	—	826
Other non-current liabilities	98	54	11	—	163
Intercompany liabilities	712	(712)	—	—	—

Total liabilities	9,174	(273)	919	(168)	9,652

Total stockholder’s equity (deficit)	(740)	7,850	151	(8,001)	(740)

Total liabilities and stockholder’s equity (deficit)	$8,434	$7,577	$1,070	$(8,169)	$8,912

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(77)	$(55)	$144	$(8)	$4
Investing activities
Property and equipment additions	—	(9)	—	—	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(2)	—	—	(2)
Change in restricted cash	—	—	(2)	—	(2)
Intercompany note receivable	—	50	—	(50)	—
Other, net	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	—	39	(3)	(50)	(14)
Financing activities
Net change in revolving credit facility	85	—	—	—	85
Payments made for term loan facility	(8)	—	—	—	(8)
Net change in securitization obligations	—	—	(79)	—	(79)
Intercompany dividend	—	—	(6)	6	—
Intercompany note payable	—	—	(50)	50	—
Intercompany transactions	(32)	17	15	—	—
Other, net	(1)	(2)	(1)	—	(4)

Net cash provided by (used in) financing activities	44	15	(121)	56	(6)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(33)	(1)	20	(2)	(16)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$345	$25	$56	$(5)	$421

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(73)	$(29)	$(9)	$5	$(106)
Investing activities
Property and equipment additions	(1)	(10)	—	—	(11)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(5)	—	—	(5)
Proceeds from the sale of property and equipment	—	4	—	—	4
Investment in unconsolidated entities	—	(3)	(1)	—	(4)
Change in restricted cash	—	—	3	—	3
Intercompany note receivable	—	(8)	(17)	25	—

Net cash provided by (used in) investing activities	(1)	(22)	(15)	25	(13)

Financing activities
Net change in revolving credit facility	45	—	—	—	45
Payments made for term loan facility	(8)	—	—	—	(8)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(23)	—	(23)
Intercompany dividend	—	—	(12)	12	—
Intercompany note payable	—	17	8	(25)	—
Intercompany transactions	(82)	48	34	—	—
Other, net	(1)	(3)	—	—	(4)

Net cash provided by (used in) financing activities	(46)	52	7	(13)	—

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(120)	1	(17)	17	(119)
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$—	$57	$19	$(42)	$34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated and Combined Financial Statements and accompanying Notes included in the 2008 Form 10-K. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before income taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this report and in our 2008 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward looking statements.

Except as otherwise indicated or unless the context otherwise requires, the terms “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its consolidated subsidiaries. “Cendant Corporation” and “Cendant” refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its consolidated subsidiaries.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of March 31, 2009, we had approximately 15,000 franchised and company owned offices and 272,000 sales associates operating under our brands in the U.S. and 91 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 48,000 sales associates.

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

Merger Agreement with Affiliates of Apollo Management VI, L.P.

In December 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). The Merger was consummated on April 10, 2007. As a result of the Merger, Realogy became an indirect wholly owned subsidiary of Holdings.

The Company incurred substantial indebtedness in connection with the Merger and related transactions. See Note 5 “Short and Long Term Debt” for additional information on the indebtedness incurred related to the Merger. Our high level of debt limits our investment and acquisition opportunities and forces us to manage our business very cautiously to meet our debt service obligations while maintaining adequate cash for operational purposes. A prolonged industry or economic downturn will put even greater pressure on the Company and increase the difficulties we face in managing our substantial debt as discussed more fully under “Risk Factors” in our 2008 Form 10-K and this report.

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

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend has continued from 2006 through the present period. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole — the hardest hit areas have been those areas that had experienced the greatest speculation and year over year price appreciation. The overall slowdown in transaction activity has caused a buildup of large inventories of housing, an increase in short sale and foreclosure activity, particularly in states such as California and Florida that benefited more than average from the housing growth in the first half of the decade, and a contraction of the market for mortgage financing, all of which have contributed to heightened buyer caution regarding timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

The housing market is also being significantly impacted by consumer sentiment about the overall state of the economy, particularly mounting consumer anxiety over negative economic growth and rising unemployment. The deteriorating conditions in the job market, stock market and consumer confidence have caused a further decrease in homesale transactions and more downward pressure on homesale prices. According to the Conference Board, a New York based industry research group, consumer confidence index decreased from 90.6 in December 2007 to 50.4 in June 2008 and then fell further to an all time low of 25.0 in February 2009. In April 2009 the consumer confidence index improved to 39.2.

A continued decline in homesale transactions or prices due to some or all of the factors discussed above will adversely affect our revenue and profitability. Leading into and during the first quarter of 2009, we believe there was a significant shift in homesale transaction activity to the low and mid-price points of the housing market relative to the high end. This is in contrast to the first quarter of 2008 when the low and mid-price point homesale activity was declining more significantly than the high end. The net effect of this shift caused a more significant reduction in the year over year average homesale price particularly in our Company Owned Real Estate Brokerage Services business. Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proven exceedingly difficult to predict.

Our relocation services business is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our relocation services business are corporate spending and employment trends which have been negatively impacted by the negative economic growth and rising unemployment.

Homesales

Existing homesale volume has continued to decline from 2006 through 2008 and is expected to continue to decline through 2009 as reflected in the table below. Our recent financial results confirm that this negative trend continued into the first quarter of 2009 as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. As it relates to our Real Estate Franchise Services business in particular, excluding the adverse impact of the loss of sides from terminated franchisees partially offset by the addition of sides from new franchisees, our first quarter 2009 sides decline was approximately 11%.

	Full Year Forecasted 2009 vs. 2008	First Quarter 2009 vs. 2008	Full Year 2008 vs. 2007	Full Year 2007 vs. 2006
Number of Homesales
Industry
NAR (a)	1%	(7%)	(13%)	(13%)
FNMA (a)	(3%)	(6%)	(13%)	(13%)
Realogy
Real Estate Franchise Services		(15%)	(18%)	(19%)
Company Owned Real Estate Brokerage Services		(12%)	(16%)	(17%)

(a)	Existing homesale data is as of May 2009 for NAR and April 2009 for FNMA.

For 2010 compared to 2009, NAR as of May 2009 and FNMA as of April 2009, forecasts an increase in existing homesale transactions of 6% and 9%, respectively.

Existing homesale volume was reported by NAR to be approximately 4.9 million homes for 2008 compared to 5.7 million homes in 2007 and the high of 7.1 million homes in 2005. For 2009, NAR, as of May 2009, is forecasting that 2009 existing homesales will increase to 5.0 million homes, while FNMA, as of April 2009, is forecasting that 2009 existing homesales will continue to decline to 4.8 million homes.

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold increased from 2001 to 2005 at a compound annual growth rate, or CAGR, of 7.3% compared to a CAGR of 3.0% from 1972 to 2000. According to NAR, the rate of increase slowed significantly in 2006 and declined for the first time since 1972 in 2007 and 2008 as reflected in the table below. NAR and FNMA expect that these declines will continue in 2009 and our recent financial results confirm that this declining pricing trend continued in the first quarter of 2009 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. The decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment is being impacted by a significant increase in REO activities as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas.

	Full Year Forecasted 2009 vs. 2008	First Quarter 2009 vs. 2008	Full Year 2008 vs. 2007	Full Year 2007 vs. 2006
Price of Homes
Industry
NAR (a)	(5%)	(15%)	(9%)	(1%)
FNMA (a)	(12%)	(17%)	(9%)	(1%)
Realogy
Real Estate Franchise Services		(15%)	(7%)	(1%)
Company Owned Real Estate Brokerage Services		(32%)	(10%)	8%

(a)	Existing homesale price data is for median price and is as of May 2009 for NAR and April 2009 for FNMA.

For 2010 compared to 2009, NAR as of May 2009 forecasts an increase in median homesale price of 4% while FNMA as of April 2009 forecasts a 7% decrease.

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

Home Inventory

According to NAR, the number of existing homes for sale decreased from 4.0 million homes at December 2007 to 3.7 million homes at December 2008. The number of existing homes for sale in March 2009 was 3.8 million homes which represents a seasonally adjusted 9.8 months of supply. This high level of supply could continue to add downward pressure to the price of existing homesales.

Housing Affordability Index

According to NAR, the housing affordability index had continued to improve as a result of the homesale price declines in 2007, 2008 and the first quarter of 2009. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The monthly housing affordability index improved to 167 for the month of March 2009 from 136 for the month of March 2008. This housing affordability improvement could favorably impact a housing recovery.

Other Factors

Interest rates continue to be at historically low levels. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from 6.03% in 2008 to 5.00% for the month of March 2009. However, mortgage underwriting standards remain conservative, thereby mitigating some of the favorable impact of lower interest rates.

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, we have had to record additional bad debt expense and development advance note reserve expense in the first quarter of 2009. In addition, we have had to terminate franchisees more frequently due to their performance and non-payment. We continue to actively monitor the collectability of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our allowance for doubtful accounts and reserve for development advance notes in the future.

The real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The business also is affected by interest rate volatility. Also, tightened mortgage underwriting criteria limits many customers’ ability to qualify for a mortgage. If mortgage rates fall or remain low, the number of homesale transactions may increase as homeowners choose to move because financing appears affordable or renters decide to purchase a home for the first time. If inflation concerns become more prevalent and interest rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay higher mortgage rates.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing home ownership rates, interest rate trends and locally based dynamics such as housing demand relative to housing supply. Although we see improvement in affordability and a slight lessening in the overhang of housing inventory, we are not certain when credit markets and the job market will return to a more normal state or the general economy will improve. Consequently, we cannot predict when the markets and related economic forces will return the residential real estate industry to a growth period.

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction and (iv) in our Company Owned Real Estate Brokerage Services segment, gross commission per side which represents the average commission we earn before expenses. Of these measures, closed homesale sides, average homesale price and average broker commission rate are the most critical to our business and therefore have the greatest impact on our operating results.

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. From 2006 through the first quarter of 2009, the average broker commission rate our franchisees receive from their customers and we receive from our customers has increased; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will resume.

Our Real Estate Franchise Services segment is impacted by the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty per side. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic areas where home prices tend to be at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region.

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

The following table presents our drivers for the three months ended March 31, 2009 and 2008. See “Results of Operations” for a discussion as to how the material drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2009	2008	% Change
Real Estate Franchise Services (a)
Closed homesale sides	178,233	209,313	(15%)
Average homesale price	$182,865	$214,305	(15%)
Average homesale broker commission rate	2.57%	2.50%	7 bps
Net effective royalty rate	5.15%	5.05%	10 bps
Royalty per side	$253	$283	(11%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	47,499	54,047	(12%)
Average homesale price	$355,838	$526,570	(32%)
Average homesale broker commission rate	2.55%	2.47%	8 bps
Gross commission income per side	$9,909	$13,826	(28%)

Relocation Services
Initiations	27,677	32,755	(16%)
Referrals	10,719	13,932	(23%)

Title and Settlement Services
Purchase title and closing units	18,810	24,008	(22%)
Refinance title and closing units	20,089	11,272	78%
Average price per closing unit	$1,211	$1,424	(15%)

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Our consolidated results comprised the following:

	Three Months Ended March 31,
	2009	2008	Change
Net revenues	$697	$1,051	$(354)
Total expenses (1)	958	1,270	(312)

Loss before income taxes, equity in earnings and noncontrolling interest	(261)	(219)	(42)
Income tax expense (benefit)	2	(84)	86
Equity in (earnings) losses of unconsolidated entities	(4)	(3)	(1)

Net loss	$(259)	$(132)	$(127)

(1)	Total expenses for the three months ended March 31, 2009 include $34 million and $4 million of restructuring costs and former parent legacy costs, respectively. Total expenses for the three months ended March 31, 2008 include $9 million, $6 million and $1 million of restructuring costs, former parent legacy costs and merger costs, respectively.

Net revenues decreased $354 million (34%) for the first quarter of 2009 compared with the first quarter of 2008 principally due to a decrease in revenues across all of our operating segments, primarily due to decreases in transaction sides volume and the average price of homes sold.

Total expenses decreased $312 million (25%) primarily due to the following:

•	a decrease of $194 million of commission expenses paid to real estate agents due to lower gross commission income and changes in the average broker commission rates;

•

a decrease of $116 million in operating, marketing and general and administrative expenses primarily due to restructuring activities implemented in 2008 and early 2009 and the exit of the at-risk government business;

•	a decrease in interest expense of $19 million as a result of decreasing interest rates;

•	offset by an incremental increase in restructuring charges of $25 million.

Our income tax expense for the first quarter of 2009 was $2 million. The components of our income tax expense are as follows:

•	no U.S. Federal income tax benefit was recognized for the current period losses due to a valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions: and

•	additional valuation allowance was recorded for the tax benefit related to tax goodwill amortization.

We currently forecast that the 2009 income tax expense will be approximately $12 million.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31:

	Revenues			EBITDA (b)			Margin
	2009	2008	% Change	2009	2008	% Change	2009	2008	Change
Real Estate Franchise Services	$105	$152	(31)%	$44	$80	(45)%	42%	53%	(11)
Company Owned Real Estate Brokerage Services	491	767	(36)	(84)	(60)	(40)	(17)	(8)	(9)
Relocation Services	71	108	(34)	—	—	—	—	—	—
Title and Settlement Services	68	81	(16)	(5)	(2)	(150)	(7)	(2)	(5)
Corporate and Other (a)	(38)	(57)	*	(17)	(14)	*

Total Company	$697	$1,051	(34)%	$(62)	$4	(1,650)%	(9)%	—%	(9)

Less:
Depreciation and amortization				51	56
Interest expense, net				144	164
Income tax expense (benefit)				2	(84)

Net loss				$(259)	$(132)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $38 million and $57 million during the three months ended March 31, 2009 and 2008, respectively.
(b)	Includes $34 million and $4 million of restructuring costs and former parent legacy costs, respectively, for the three months ended March 31, 2009 compared to $9 million, $6 million and $1 million of restructuring costs, former parent legacy costs and merger costs, respectively, for the three months ended March 31, 2008.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage to revenues decreased 9 percentage points for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a decrease in EBITDA at the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased 11 percentage points to 42% versus 53% in the comparable prior period. The three months ended March 31, 2009 reflected a decrease in the number of homesale transactions and a decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and net effective royalty rate. The Company Owned Real Estate Brokerage Services segment margin decreased 9 percentage points to a negative 17% from a negative 8% in the comparable prior period. The three months ended March 31, 2009 reflected a decrease in the number of homesale transactions, a decrease in the average homesale price and an increase in restructuring costs partially offset by lower operating expenses primarily as a result of restructuring and cost saving activities. The Relocation Services segment margin remained at breakeven due to lower referral fee revenues compared to the three months ended March 31, 2008 offset by the positive impact related to the exit of the at-risk government portion of the business. The Title and Settlement Services segment margin decreased 5 percentage points to negative 7% from negative 2% in the comparable prior period. The decrease in margin profitability was mainly attributable to reduced homesale transaction volume.

The Corporate and Other EBITDA for the quarter ended March 31, 2009 was a negative $17 million compared to a negative $14 million in the same quarter in 2008. The decrease in EBITDA was primarily due to a $2 million increase in restructuring costs and a $1 million increase in pension expense for the quarter ended March 31, 2009.

Real Estate Franchise Services

Revenues decreased $47 million to $105 million and EBITDA decreased $36 million to $44 million for the quarter ended March 31, 2009 compared with the same quarter in 2008.

The decrease in revenue was primarily driven by a $15 million or 25% decrease in third-party domestic franchisees royalty revenue due to a 15% decrease in the number of homesale transactions from our third-party franchisees and a 15% decrease in the average homesale price partially offset by a higher average homesale broker commission rate and net effective royalty rate. Revenue from foreign franchisees decreased $7 million. In addition, marketing revenue and related marketing expenses decreased $5 million and $4 million, respectively, driven by lower sales for the first quarter of 2009.

The decrease in revenue was also attributable to a $17 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties, which approximated $36 million and $53 million during the first quarter of 2009 and 2008, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues discussed above, partially offset by a $3 million reduction in employee related costs and benefits and decrease of $6 million of other operating expenses, primarily the result of cost saving activities.

Company Owned Real Estate Brokerage Services

Revenues decreased $276 million to $491 million and EBITDA decreased $24 million to a negative $84 million for the quarter ended March 31, 2009 compared with the same quarter in 2008.

The decrease in revenues was substantially comprised of reduced commission income earned on homesale transactions, excluding REO revenues, of $279 million or 36%, which was primarily driven by a 12% decline in the number of homesale transactions, and a 32% decrease in the average price of homes sold partially offset by increased average homesale broker commission rate. We believe the 12% decline in homesale transactions is reflective of industry trends in the markets we serve — geographic areas where homesale prices tend to be at the higher end of the U.S. real estate market. The significant decrease in average homesale price of 32% is the result of a significant increase in REO activities as well as a continuation of the shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas. The reduction in revenue was partially offset by a $4 million increase in revenues from our REO asset management company. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market.

EBITDA decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the decrease in revenues discussed above as well as an incremental increase in restructuring expenses of $16 million partially offset by:

•	a decrease of $194 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $17 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $11 million due to a shift to technology media marketing and other cost reduction initiatives; and

•	a decrease of $43 million of other operating expenses, net of inflation primarily due to restructuring, cost saving activities and reduced employee costs.

To counteract the EBITDA decrease, the Company has implemented significant cost saving measures which have substantially reduced fixed costs associated with operating a full service real estate brokerage business. However, the realization of these cost saving measures have been unable to fully offset the overall decline in revenues less commission expenses for the current period.

Relocation Services

Revenues decreased $37 million to $71 million and EBITDA remained at breakeven for the quarter ended March 31, 2009 compared with the same quarter in 2008.

The decrease in revenues was primarily driven by:

•	a decrease of $26 million in at-risk revenue mainly due to lower transaction volume in connection with the wind down of the government portion of our at-risk business;

•	an $8 million decrease in referral fee revenue primarily due to lower domestic transaction volume as well as decreased home values;

partially offset by:

•	$3 million of incremental international revenue due to increased transaction volume.

EBITDA remained at breakeven due to a reduction in costs of $35 million for at-risk homesale transactions as we wind down the government portion of our at-risk business and a decrease of $9 million of other operating expenses primarily as a result of cost saving activities and reduced employee costs, partially offset by the reduction in revenues discussed above and $5 million of restructuring expenses.

Title and Settlement Services

Revenues decreased $13 million to $68 million and EBITDA decreased $3 million to a negative $5 million for the quarter ended March 31, 2009 compared with the same quarter in 2008.

The decrease in revenues is primarily driven by $12 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, a $3 million decrease in underwriter revenue, a decrease of $2 million from short-term investments, partially offset by an increase of $2 million in volume from refinance transactions. EBITDA decreased due to the reduction in revenues discussed above partially offset by $10 million of lower cost of sales as a result of lower transaction volume.

2009 Restructuring Program

During the first quarter of 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $45 million in 2009. As of March 31, 2009 the Company has recognized $35 million of this expense.

Total 2009 restructuring charges by segment are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of March 31, 2009
Company Owned Real Estate
Brokerage Services	$—	$26	$(7)	$19
Real Estate Franchise Services	—	1	—	1
Relocation Services	—	5	(4)	1
Title and Settlement Services	—	1	—	1
Corporate and Other	—	2	—	2

	$—	$35	$(11)	$24

The table below shows total 2009 restructuring charges and the corresponding payments and other reductions by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$10	$21	$4	$35
Cash payments and other reductions	(6)	(1)	(4)	(11)

Balance at March 31, 2009	$4	$20	$—	$24

2008 Restructuring Program

During 2008, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $58 million of restructuring expense in 2008 and the remaining liability at December 31, 2008 was $26 million.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception to March 31, 2009 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	$9	$17	$—	$26
Cash payments and other reductions	(7)	(3)	—	(10)

Balance at March 31, 2009	$2	$14	$—	$16

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008 the remaining liability was $8 million. During the three months ended March 31, 2009, the Company utilized $1 million of the accrual and reversed $1 million in the Statement of Operations resulting in a remaining accrual of $6 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31, 2009	December 31, 2008	Change
Total assets	$8,627	$8,912	$(285)
Total liabilities	9,624	9,652	(28)
Stockholder’s deficit	(997)	(740)	(257)

For the three months ended March 31, 2009, total assets decreased $285 million primarily as a result of a reduction in relocation receivables of $157 million due to lower transaction volume and a decrease in homes in inventory, a decrease in relocation properties held for sale of $14 million due to the continued wind down of government at-risk homesale transactions, a decrease of $47 million in deferred tax assets and a decrease in property and equipment, net of $25 million. Total liabilities decreased $28 million principally due to decreased securitization obligations of $82 million, a $20 million decrease in accounts payable, and a $45 million decrease in deferred income taxes offset by increased revolver credit facility borrowings of $85 million and an increase of $49 million in accrued expenses and other current liabilities. Total stockholder’s deficit increased $257 million primarily due to the net loss of $259 million for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility under our senior secured credit facility and our securitization facilities. Our primary liquidity needs will be to finance our working capital, capital expenditures and debt service.

Cash Flows

At March 31, 2009, we had $421 million of cash and cash equivalents, a decrease of $16 million compared to the balance of $437 million at December 31, 2008. The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$4	$(106)	$110
Investing activities	(14)	(13)	(1)
Financing activities	(6)	—	(6)

Net change in cash and cash equivalents	$(16)	$(119)	$103

During the three months ended March 31, 2009, we provided $110 million of additional cash from operations as compared to the same period in 2008. Such change is principally due to a reduction in relocation receivables and relocation properties held for sale of $140 million and a reduction in trade receivables of $13 million offset by weaker operating results.

During the three months ended March 31, 2009 versus the same period in 2008, we used $1 million more cash for investing activities. Such change is mainly due to $4 million related to proceeds from the sale of property and equipment in 2008 offset by decreased acquisition activity of $3 million for the quarter ended March 31, 2009 compared to the same period in 2008.

During the three months ended March 31, 2009 versus the same period in 2008, we used $6 million more cash in financing activities. The net change in cash flows used in financing activities is the result of a decrease in cash from securitization obligations of $56 million offset by an increase in revolver borrowings of $40 million and by a note payment of $10 million during the quarter ended March 31, 2008.

Financial Obligations

SENIOR SECURED CREDIT FACILITY

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility and (iii) a $525 million synthetic letter of credit facility.

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

The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25% in each case subject to adjustment based on the attainment of certain leverage ratios. At March 31, 2009, the amount available for borrowings under our revolving credit facility was $22 million (after giving effect to $128 million of outstanding letters of credit).

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $518 million on December 31, 2008 and to $516 million at March 31, 2009. On April 26, 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities.

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

UNSECURED NOTES

On April 10, 2007, the Company issued in a private placement $1,700 million aggregate principal amount of 10.50% Senior Notes (the “Fixed Rate Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes (the “Senior Subordinated Notes”). On February 15, 2008, the Company completed an exchange offer registering these notes under the Securities Act of 1933, as amended, pursuant to a Registration Statement filed on Form S-4. The Company refers to these notes using the term “Unsecured Notes”.

The Fixed Rate Senior Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Each Fixed Rate Senior Note bears interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Interest on the Senior Toggle Notes is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company is required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period.

Beginning with the interest period which ended October 2008, the Company elected to satisfy the interest payment obligation by issuing additional Senior Toggle Notes. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the Company would be required to repay approximately $204 million in April 2012.

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

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	March 31, 2009	December 31, 2008
Apple Ridge Funding LLC	$489	$537
U.K. Relocation Receivables Funding Limited	132	146
Kenosia Funding LLC (a)	—	20

	$621	$703

(a)	Program terminated on January 15, 2009.

The Company issues secured obligations through Apple Ridge Funding LLC and U.K. Relocation Receivables Funding Limited. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $640 million of underlying relocation receivables and other related assets at March 31, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $5 million and $14 million for the three months ended March 31, 2009 and 2008, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.0% and 5.4% for the three months ended March 31, 2009 and 2008, respectively.

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

Kenosia Funding LLC

On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under the facility. Prior to the termination of this program due to the Company’s decision to reduce the exposure to the purchase of at-risk homes, the Kenosia Funding LLC securitization program was utilized to finance the purchase of at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. Government and corporate clients.

AVAILABLE CAPACITY

As of March 31, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$600	$22
Term loan facility (2)	October 2013	3,115	3,115	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,684	—
Senior Toggle Notes (4)	April 2014	582	577	—
Senior Subordinated Notes (5)	April 2015	875	862	—

Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	850	489	361
U.K. Relocation Receivables Funding Limited (6)	April 2012	143	132	11

		$8,015	$7,459	$394

(1)	At March 31, 2009, the available capacity under the revolving credit facility is reduced by $128 million of outstanding letters of credit. In April 2009 the Company borrowed an additional $15 million from our revolving credit facility.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 3.50% at March 31, 2009.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $16 million.
(4)	Consists of $582 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million. The Company satisfied the April 2009 interest payment obligation by issuing $34 million of additional Senior Toggle Notes.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing 12 month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.35 to 1 at March 31, 2009. The ratio steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility includes certain adjustments and also is calculated on a pro forma basis for purposes of the senior secured leverage ratio. In this report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At March 31, 2009, the Company was in compliance with the senior secured leverage ratio.

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

In order to comply with the senior secured leverage ratio for the 12 month periods ending June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 (or to avoid an event of default thereof) the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume and price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating contingent asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof. Factors (b) through (f) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast and additional equity available through December 31, 2009, as set forth in the 2008 Form 10-K, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA and reduce net senior secured indebtedness.

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

EBITDA and Adjusted EBITDA

EBITDA is defined by the Company as net income (loss) before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA is calculated by adjusting EBITDA by the items described below. Adjusted EBITDA corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio and substantially corresponds to the definition of “EBITDA” used in the indentures governing the Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. We present EBITDA because we believe EBITDA is a useful supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. The EBITDA measure is used by our management, including our chief operating decision maker, to perform such evaluation, and Adjusted EBITDA is used in measuring compliance with debt covenants relating to certain of our borrowing arrangements. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.

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

EBITDA and Adjusted EBITDA

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2009 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended December 31, 2008	Three Months Ended March 31, 2008	Nine Months Ended December 31, 2008	Three Months Ended March 31, 2009	Twelve Months Ended March 31, 2009
Net loss (a)	$(1,912)	$(132)	$(1,780)	$(259)	$(2,039)
Income tax expense (benefit)	(380)	(84)	(296)	2	(294)

Loss before income taxes	(2,292)	(216)	(2,076)	(257)	(2,333)
Interest expense/(income), net	624	164	460	144	604
Depreciation and amortization	219	56	163	51	214

EBITDA (b)	(1,449)	4	(1,453)	(62)	(1,515)

Covenant calculation adjustments:
Merger costs, restructuring costs, and former parent legacy costs (benefit), net (c)					62
Impairment of intangible assets, goodwill and investments in unconsolidated entities (d)					1,789
Non-cash charges for PHH Home Loans impairment					31
Pro forma cost savings for 2009 restructuring initiatives (e)					54
Pro forma cost savings for 2008 restructuring initiatives (f)					42
Pro forma effect of business optimization initiatives (g)					79
Non-cash charges (h)					57
Non-recurring fair value adjustments for purchase accounting (i)					6
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees (j)					12
Apollo management fees (k)					14
Proceeds from WEX contingent asset (l)					12
Incremental securitization interest costs (m)					5
Expenses incurred in debt modification activities (n)					5
Better Homes and Gardens start up costs					3

Adjusted EBITDA					$656

Total senior secured net debt (o)					$3,342
Senior secured leverage ratio					5.1x

(a)	Net loss consists of a loss of: (i) $27 million for the second quarter of 2008; (ii) $50 million for the third quarter of 2008; (iii) $1,703 million for the fourth quarter of 2008 and (iv) $259 million for the first quarter of 2009.

(b)	EBITDA consists of: (i) a positive $161 million for the second quarter of 2008; (ii) a positive $129 million for the third quarter of 2008; (iii) a negative $1,743 million for the fourth quarter of 2008 and (iv) a negative $62 million for the first quarter of 2009.
(c)	Consists of $1 million of merger costs and $83 million of restructuring costs offset by a benefit of $22 million of former parent legacy costs.
(d)	Represents the non-cash adjustment for the 2008 impairment of goodwill, intangible assets and investments in unconsolidated entities.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first quarter of 2009. From this restructuring, we expect to reduce our operating costs by approximately $60 million on a twelve month run-rate basis and estimate that $6 million of such savings were realized in the first quarter of 2009. The adjustment shown represents the impact the savings would have had on the period from April 1, 2008 through the time they were put in place, had those actions been effected on April 1, 2008.
(f)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during 2008. From this restructuring, we expect to reduce our operating costs by approximately $96 million on a twelve month run-rate basis and estimate that $54 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2008 through the time they were put in place, had those actions been effected on April 1, 2008.
(g)	Represents the twelve month pro forma effect of business optimization initiatives that have been completed to reduce costs including $31 million for initiatives to improve the Company Owned Real Estate Brokerage profit margin, $15 million for initiatives to improve Relocation Services and Title and Settlement Services fees, $8 million due to the add back of the retention accrual and $25 million related to other initiatives.
(h)	Represents the elimination of non-cash expenses including $22 million for the change in the allowance for doubtful accounts and $13 million related to the change in the reserve for development advance notes and promissory notes from April 1, 2008 through March 31, 2009, $7 million of stock based compensation expense, $15 million related to the unrealized net losses on foreign currency transactions and foreign currency forward contracts.
(i)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent for the twelve months ended March 31, 2009.
(j)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on April 1, 2008. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2008.
(k)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended March 31, 2009.
(l)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. WEX is required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax savings payments received from WEX to us.
(m)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2009.
(n)	Represents the expenses incurred in connection with the Company’s unsuccessful debt modification activities in the second half of 2008.
(o)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,715 million plus $13 million of capital lease obligations less $386 million of readily available cash as of March 31, 2009.

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

Senior Secured Credit Facility Covenant Compliance

In order to comply with the senior secured leverage ratio for the 12 month periods ending June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 (or to avoid an event of default thereof) the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of senior secured indebtedness. The factors that will impact the foregoing are: (a) slowing decreases, stabilization or increases in sales volume and price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) accelerating contingent asset collection, (e) obtaining additional equity financing from our parent company, (f) issuing debt or equity financing, or (g) a combination thereof.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected.

Debt Ratings

As a result of the increased borrowings that were incurred to consummate the Merger, the Company’s future financing needs were materially impacted. Upon consummation of the Merger in April 2007, both Standard and Poor’s and Moody’s downgraded our corporate family debt ratings and rated the newly issued Unsecured Notes as non-investment grade. During 2008 due to the continuing significant and lengthy downturn in the residential real estate market, the rating agencies continued to downgrade our debt ratings. In November and December 2008, Standard and Poor’s and Moody’s further downgraded some of our ratings and at December 31, 2008, the Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and the Senior Unsecured Notes rating was C and Ca, respectively. The rating outlook at December 31, 2008 was negative. The downgrades reflect the rating agencies’ views that there will be a continuing weakness in the residential homesale market and an increased risk of a default or balance sheet restructuring over the intermediate term. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events. There have been no changes in our debt rating during the three months ended March 31, 2009.

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

Securitization Programs

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The securitization facilities under which the securitization obligations are issued have restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, Unsecured Notes and other material indebtedness.

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

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported in our 2008 Form 10-K except for additional revolver facility borrowings and the issuance of $34 million of Senior Toggle Notes to satisfy the interest payment obligation for the six month interest period ended April 2009.

OTHER OBLIGATIONS

The former parent contingent liabilities include a legacy Cendant litigation matter, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”), in which the district court in September 2007, granted summary judgment on the breach of contract claims asserted by the plaintiffs and granted summary judgment in favor of the defendants on allegations of fraud. The summary judgment award plus interest through March 31, 2009 for Cendant is approximately $98 million and also provides for the award of attorneys’ fees to the plaintiff. Both parties have appealed the summary judgment decision to the Second Circuit Court of Appeals and an oral argument has been set for the week of June 22, 2009. Based upon the summary judgment decision, and after giving effect to accrued interest and an estimate of plaintiffs’ attorneys’ fees, the Company has reserved $64 million for this matter. An adverse decision on appeal against Cendant or the ultimate resolution of this action would negatively impact liquidity.

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006. The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. Our Condensed Consolidated Balance Sheet at March 31, 2009 reflects $366 million of tax liabilities to our former parent which we are potentially liable under the Tax Sharing Agreement. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. Final resolution of the IRS examination of Cendant’s taxable years 2003 through 2006 would negatively impact liquidity.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the 2008 Form 10-K, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to the Financial Statements for a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our principal market exposure is interest rate risk. At March 31, 2009, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At March 31, 2009, we had total long term debt of $6,838 million excluding $621 million of securitization obligations. Of the $6,838 million of long term debt, the Company has $3,715 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $575 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our interest expense by approximately $31 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At March 31, 2009, the fair value of our long term debt approximated $3,220 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $38 million impact on the fair value of our long-term debt.

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

The following updates certain disclosures with respect to legal and regulatory proceedings contained in our 2008 Form 10-K.

Legal—Real Estate Business

The following litigation relates to Cendant’s Real Estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.

Berger v. Property ID Corp., et al., (CV 05-5373 GHK (CTx) (U.S.D.C., C.D. Cal.)). On August 28, 2008, the Court granted preliminary approval of the settlement of this action as it relates to claims against the Company and its subsidiaries. The settlement provides for the reimbursement of the amounts paid to purchase a Property I.D. natural hazard disclosure report where the consumer was represented by an agent of a Realogy broker or franchisee in the transaction. As previously disclosed, under the terms of the settlement, the Company paid $4 million in September 2008 to fund attorneys’ fees and costs of claims administration and expected that it would have no obligation to fund claims under the settlement agreement based upon its assumptions that insurance proceeds would be sufficient to meet the claims payment obligations under the settlement agreement. On January 8, 2009, the court entered an order and judgment for the final approval of the proposed class settlements and established March 27, 2009 as the deadline for timely submission of claims. An initial estimate of claims submitted by this deadline reflects that 57,000 claims were filed, which is below the approximately 96,000 claims that insurance companies have agreed to fund. Accordingly, the Company continues to expect that it will have no further payment obligation under the settlement.

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, our Chief Executive Officer, President and Director, were added as defendants in a putative class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. This action was settled in July 2008, subject to notice to class members and Court approval. The court granted preliminary approval of the settlement in December 2008 and final approval of the settlement in March 2009. During this action, Cendant had placed into escrow stock and proceeds it was to receive in connection with the settlement of related litigation subject to resolution of this action. During the course of 2008, the stock was sold in the open market, leaving an aggregate of approximately $15.5 million of cash proceeds in the escrow account. Under the terms of the settlement, Cendant agreed to receive approximately $11.5 million of such cash proceeds but waived its right to the remaining $4 million cash escrow balance. Cendant also waived any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf. Under the terms of the Separation Agreement, Realogy is entitled to 100% of the proceeds payable to Cendant under the settlement agreement. On April 27, 2009, Realogy received $11 million of settlement proceeds and will be entitled to an additional $0.8 million when the individual settlements of this action are distributed to all defendants by the plaintiffs.

Larpenteur v. Burnet Realty, Inc., d/b/a Coldwell Banker Burnet, and Burnet Title, Inc., No. 27 CV 0824562 (Hennepin County District Court, Minnesota). In December 2008, the Company’s Minnesota operations for NRT and TRG—the defendants in this action—filed a motion to strike the class action allegation and a motion for judgment on the pleadings. On March 6, 2009, the Court denied without prejudice defendants’ motion for judgment on the pleadings, to strike class allegations and to deny class certification.

***

The Company also monitors litigation and claims asserted against other industry participants together with new statutory and regulatory enactments for potential impacts to its business. Two key areas that the Company is currently monitoring are RESPA compliance and rules concerning use of customer information with affiliates. Although the Company responds, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results.

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

In a written opinion issued on September 7, 2007, the Court granted summary judgment to dismiss plaintiffs’ fraud claims and to grant plaintiffs’ motion for the hold back monies. In addition, the Court granted summary judgment in favor of the plaintiffs’ motion, ruling that defendants’ breached the stock purchase agreement. The summary judgment award plus interest through March 31, 2009 for Cendant is approximately $98 million and also provides for the award of attorneys’ fees.

In September 2007, Cendant filed a motion for reconsideration of the decision. The plaintiffs subsequently opposed the motion and cross moved for reconsideration of the Court’s dismissal of plaintiffs’ fraud claims. On May 7, 2008, the court denied Cendant’s and the plaintiffs’ motions for reconsideration.

Cendant filed a notice of appeal on May 23, 2008 and appellate bonds were posted in the aggregate amount of approximately $108.6 million (Realogy for the benefit of Cendant posting a bond for 62.5% thereof, or approximately $67.9 million, and Wyndham Worldwide Corporation for the benefit of Cendant posting a bond for 37.5%, or $40.7 million.) On June 2, 2008, Plaintiffs filed a notice of cross appeal. Also on June 2, 2008, the Court stayed plaintiffs’ application for attorneys’ fees pending the outcome of the appeal. In October 2008, Realogy and Wyndham paid their proportionate share of the $720,000 of sanctions awarded against Cendant.

The parties’ briefs have been submitted on appeal and an oral argument has been set for the week of June 22, 2009.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: May 12, 2009	/S/ ANTHONY E. HULL
Anthony E. Hull Executive Vice President and Chief Financial Officer

Date: May 12, 2009	/S/ DEA BENSON
Dea Benson Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

4.1	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 10.50% Senior Notes Indenture.

4.2	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 11.00%/11.75% Senior Toggle Notes Indenture.

4.3	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 12.375% Senior Subordinated Notes Indenture.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. Section 1350.