Form 10-Q
period 2009-06-30
REALOGY CORP
filed 2009-08-11
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 11, 2009 was 100.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). As of June 30, 2009, our total debt (including the current portion) was $6,875 million (which does not include $515 million of letters of credit issued under our synthetic letter of credit facility and an additional $136 million of outstanding letters of credit). In addition, as of June 30, 2009, our current liabilities included $442 million of securitization obligations which were collateralized by $519 million of securitization assets that are not available to pay our general obligations;

•

we have constraints on our sources of liquidity. At June 30, 2009, we had borrowings under our revolving credit facility of $610 million (or $254 million, net of $356 million of available cash) and $136 million of outstanding letters of credit drawn against the facility, leaving $4 million of available capacity under the revolving credit facility.

•

an event of default under our senior secured credit facility, including but not limited to a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio, or under our indentures or relocation securitization facilities or a failure to meet our cash interest obligations under these instruments or other lack of liquidity caused by substantial leverage and the continuing adverse housing market, would materially and adversely affect our financial condition, results of operations and business. The ratio limit under our senior secured leverage ratio as of June 30, 2009 was 5.35 to 1; as of September 30, 2009 the ratio limit becomes 5.0 to 1. As of June 30, 2009 the ratio was 5.1 to 1;

•

continuing adverse developments or the absence of improvement in the residential real estate markets, either regionally or nationally, due to lower sales, price declines, excessive home inventory levels, and reduced availability of mortgage financing or availability only at higher rates, including but not limited to:

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

•

the final resolutions or outcomes with respect to Cendant’s contingent liabilities, including contingent tax liabilities, under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows or future results of operations;

•

continuing adverse developments or the absence of improvement in general business, economic and political conditions, including reduced availability of credit and the instability of financial institutions in the U.S. and abroad, changes in short-term or long-term interest rates;

•	a continuing drop in consumer confidence and/or the impact of the current recession and the related high levels of unemployment in the U.S. and abroad;

•	concerns about the Company’s continued viability, which may impact, among other things, retention of sales associates, franchisees and corporate clients;

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

•	our failure to maintain or acquire franchisees and brands or the inability of franchisees to survive the current real estate downturn;

•	disputes or issues with entities that license us their brands for use in our business that could impede our franchising of those brands;

•	our geographic and high-end market concentration relating in particular to our company-owned brokerage operations;

•	actions by our franchisees that could harm our business;

•	reduced ability to complete future strategic acquisitions or to realize anticipated benefits from completed acquisitions;

•	the loss of any of our senior management or key managers or employees in specific business units;

•	an increase in the funding obligation under the pension plans assigned to us in connection with our separation from Cendant;

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

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” in the 2008 Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of June 30, 2009, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2009 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 11, 2009

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Gross commission income	$746	$1,040	$1,218	$1,788
Service revenue	161	208	295	392
Franchise fees	72	91	122	164
Other	39	50	80	96

Net revenues	1,018	1,389	1,715	2,440

Expenses
Commission and other agent-related costs	477	685	769	1,171
Operating	313	422	641	851
Marketing	45	60	86	115
General and administrative	53	55	116	118
Former parent legacy costs (benefit), net	(46)	(7)	(42)	(1)
Restructuring costs	10	14	44	23
Merger costs	—	—	—	2
Depreciation and amortization	48	55	99	111
Interest expense/(income), net	147	152	291	316
Other (income)/expense, net	(11)	—	(10)	—

Total expenses	1,036	1,436	1,994	2,706

Loss before income taxes, equity in earnings and noncontrolling interest	(18)	(47)	(279)	(266)
Income tax expense (benefit)	5	(19)	7	(102)
Equity in earnings of unconsolidated entities	(8)	(1)	(12)	(4)

Net loss	$(15)	$(27)	$(274)	$(160)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388	$437
Trade receivables (net of allowance for doubtful accounts of $72 and $46)	151	140
Relocation receivables	499	765
Relocation properties held for sale	3	22
Deferred income taxes	27	92
Due from former parent	3	3
Other current assets	106	112

Total current assets	1,177	1,571

Property and equipment, net	232	276
Goodwill	2,575	2,572
Trademarks	732	732
Franchise agreements, net	3,009	3,043
Other intangibles, net	467	480
Other non-current assets	233	238

Total assets	$8,425	$8,912

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$142	$133
Securitization obligations	442	703
Due to former parent	560	554
Revolving credit facility and current portion of long-term debt	642	547
Accrued expenses and other current liabilities	492	513

Total current liabilities	2,278	2,450

Long-term debt	6,233	6,213
Deferred income taxes	767	826
Other non-current liabilities	152	163

Total liabilities	9,430	9,652

Commitments and contingencies (Notes 8 and 9)

Stockholder’s deficit:
Common stock	—	—
Additional paid-in capital	2,016	2,013
Accumulated deficit	(2,983)	(2,709)
Accumulated other comprehensive loss	(39)	(46)

Total Realogy stockholder’s deficit	(1,006)	(742)

Noncontrolling interest	1	2

Total stockholder’s deficit	(1,005)	(740)

Total liabilities and stockholder’s deficit	$8,425	$8,912

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net loss	$(274)	$(160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99	111
Deferred income taxes	3	(106)
Amortization of deferred financing costs and discount on unsecured notes	15	15
Equity in earnings of unconsolidated entities	(12)	(4)
Other adjustments to net loss	14	11
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(10)	(38)
Relocation receivables and advances	277	7
Relocation properties held for sale	19	58
Other assets	9	19
Accounts payable, accrued expenses and other liabilities	26	9
Due (to) from former parent	8	3
Other, net	(2)	1

Net cash provided by (used in) operating activities	172	(74)

Investing Activities
Property and equipment additions	(15)	(24)
Net assets acquired (net of cash acquired) and acquisition-related payments	(4)	(9)
Proceeds from the sale of property and equipment	—	7
Proceeds related to corporate aircraft sale leaseback and termination	—	12
Investment in unconsolidated entities	—	(4)
Change in restricted cash	(3)	3
Other, net	—	5

Net cash used in investing activities	(22)	(10)

Financing Activities
Net change in revolving credit facility	95	205
Repayments made for term loan credit facility	(16)	(16)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)
Net change in securitization obligations	(274)	(116)
Other, net	(7)	(8)

Net cash (used in) provided by financing activities	(202)	55

Effect of changes in exchange rates on cash and cash equivalents	3	—
Net decrease in cash and cash equivalents	(49)	(29)
Cash and cash equivalents, beginning of period	437	153

Cash and cash equivalents, end of period	$388	$124

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$249	$369
Income tax payments (refunds), net	$4	$1

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

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2009 and the results of our operations and cash flows for the three and six months ended June 30, 2009 and 2008. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

As the interim Condensed Consolidated Financial Statements of the Company are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated and Combined Financial Statements of the Company for the year ended December 31, 2008 included in the 2008 Form 10-K.

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

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of June 30, 2009, we had approximately 14,400 franchised and company owned offices and 270,000 sales associates operating under our brands in the U.S. and 92 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 48,000 sales associates.

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

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. At September 30, 2009 the ratio becomes 5.0 to 1.

In order to comply with the senior secured leverage ratio for the twelve month periods ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduce levels of senior secured indebtedness. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and the price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) obtaining additional equity financing from our parent company, (e) issuing debt or equity financing, or (f) a combination thereof. Factors (b) through (e) may not be sufficient to overcome macroeconomic conditions affecting the Company.

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

Impairment of Goodwill and Other Indefinite-lived Intangibles

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

The Company continues to assess events and circumstances that would indicate an impairment has occurred given the current state of, and long term forecast for, the housing market. The Company believes that no events or circumstances occurred during the six months ended June 30, 2009 that would require the Company to reassess goodwill and intangible assets for impairment.

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

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has chosen not to elect hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2009, the Company has outstanding foreign currency forward contracts with a notional value of $18 million.

The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with SFAS No. 133 and the unfavorable fair market value of the swaps of $18 million, net of income taxes, is recorded in Accumulated Other Comprehensive Loss at June 30, 2009.

The fair value of derivative instruments as of June 30, 2009 was as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contracts			Other non-current liabilities	$31

Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$—

The effect of derivative instruments on earnings for the three months ended June 30, 2009:

	Amount of gain (loss) recognized in OCI on derivative June 30, 2009	Location of gain (loss) reclassified from AOCI into income June 30, 2009	Amount of gain (loss) reclassified from AOCI into income June 30, 2009
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contracts	$2	Interest expense	$(5)

The effect of derivative instruments on earnings for the six months ended June 30, 2009:

	Amount of gain (loss) recognized in OCI on derivative June 30, 2009	Location of gain (loss) reclassified from AOCI into income June 30, 2009	Amount of gain (loss) reclassified from AOCI into income June 30, 2009
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contracts	$7	Interest expense	$(9)

	Location of gain (loss) recognized in income	Amount of gain (loss) three months ended June 30, 2009	Amount of gain (loss) six months ended June 30, 2009
Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts	Operating expense	$(2)	$(1)

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

The following table summarizes fair value measurements by level at June 30, 2009 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other non-current liabilities)	$—	$—	$31	$31
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value, January 1, 2009	$38
Included in other comprehensive loss	(5)

Fair value, March 31, 2009	33
Included in other comprehensive loss	(2)

Fair value, June 30, 2009	$31

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at June 30, 2009:

	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$442	$442
Revolving credit facility	610	610
Term loan facility	3,107	2,268
Fixed Rate Senior Notes	1,684	733
Senior Toggle Notes	612	190
Senior Subordinated Notes	862	235

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. Our income tax expense for the three and six months ended June 30, 2009 was $5 million and $7 million, respectively. The components of our income tax expense are as follows:

•	no U.S. Federal income tax benefit was recognized for the current period losses due to a valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions; and

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

Supplemental Cash Flow Information

For the periods presented, the Company had the following significant non-cash transactions:

In the second quarter of 2009, pursuant to the terms of the Senior Toggle Notes, the Company elected to satisfy the interest payment obligation by issuing $34 million of Senior Toggle Notes which resulted in a non-cash transfer between accrued interest and long term debt. In the second quarter of 2008, the Company terminated the capital lease for the corporate aircraft, which resulted in a non-cash elimination of the related asset and capital lease for $26 million.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended June 30, 2009 was $1 million and is comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of approximately $2 million offset by a benefit of $1 million for the expected return on assets. The net periodic pension benefit for the three months ended June 30, 2008 was less than $1 million and was comprised of interest cost of approximately $2 million offset by a benefit of $2 million for the expected return on assets.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, as well as contingencies, noncontrolling interests, and goodwill acquired in a business combination. In addition, changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R was effective, on a prospective basis, for fiscal years beginning after December 15, 2008; therefore, the Company adopted SFAS No. 141R on January 1, 2009. The Company has not entered into any material business combinations since the adoption of SFAS No. 141R. If the Company does enter into any material business combinations, the transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s past acquisitions, accounted for under previous GAAP requirements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (“noncontrolling interest”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests not involving a change in control are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 was effective, on a prospective basis, for fiscal years beginning after December 15, 2008, therefore the Company adopted SFAS No. 160 on January 1, 2009. The presentation and disclosure requirements in SFAS No. 160 are required to be applied retrospectively to comparative financial statements. As a result of the implementation of this standard, the Company reclassified $2 million from Other Non-current Liabilities to a separate Noncontrolling Interest line in the Equity section of the Condensed Consolidated Balance Sheet as of December 31, 2008. Noncontrolling interest amounts were not reflected on a separate line on the Condensed Consolidated Statement of Operations as the amounts were less than $1 million.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008; therefore, the Company adopted SFAS No. 161 on January 1, 2009. See additional disclosures in Note 1, “Basis of Presentation” under the heading “Derivative Instruments”.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP expands the fair value disclosures required for all financial instruments under SFAS No. 107 to interim periods for publicly traded entities. It also requires entities to disclose the method and significant assumptions used to estimate the fair value on an interim basis. The FSP is effective prospectively for interim reporting periods ending after June 15, 2009. The Company adopted the expanded disclosure requirements under this FSP for the period ended June 30, 2009. The FSP did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosures in the financial statements. SFAS No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009 and the adoption did not have a material impact on its consolidated financial condition, results of operations or cash flows. Management has evaluated all subsequent events through August 11, 2009, the date the financial statements were issued.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FAS No. 140” (“SFAS No. 166”). The new guidance (1) eliminates the concept of qualifying special purpose entities, which will likely result in many transferors consolidating such entities; (2) provides a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; and (4) requires extensive new disclosures. SFAS No. 166 is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The Company will adopt the new guidance beginning January 1, 2010 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

In June 2009, the FASB also issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 “ for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform a qualitative analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires ongoing assessments of whether the reporting entity is the primary beneficiary of a VIE to consolidate, requires enhanced disclosures and eliminates the scope exclusion for qualifying special purpose entities. The new guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company will adopt SFAS No. 167 beginning January 1, 2010 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

In July 2009, the FASB launched the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (SEC) guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure of authoritative accounting guidance. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded. All other accounting literature not included in the Codification is nonauthoritative. The Company will adopt the Codification in the quarter ending September 30, 2009 and expects that the adoption will only affect how the accounting guidance is referenced and will not impact its consolidated financial condition, results of operations or cash flows.

2.	OTHER (INCOME)/EXPENSE, NET AND COMPREHENSIVE LOSS

The Company recognized other income of $11 million and $10 million for the three and six months ended June 30, 2009, respectively, which was primarily due to litigation proceeds of $11 million received in April 2009. See Note 9 for additional information.

Comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(15)	$(27)	$(274)	$(160)
Foreign currency translation adjustments	4	—	3	1
Unrealized gain (loss) on interest rate hedges, net	2	12	4	—

Total comprehensive loss attributable to Realogy	$(9)	$(15)	$(267)	$(159)

The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements(a)	$2,019	$155	$1,864	$2,019	$121	$1,898
License agreement(b)	45	2	43	45	2	43
Pendings and listings(c)	2	2	—	2	2	—
Customer relationship(d)	467	58	409	467	45	422
Other(e)	7	2	5	7	2	5

	$2,540	$219	$2,321	$2,540	$172	$2,368

Unamortized Intangible Assets
Goodwill(f)	$2,575			$2,572

Franchise agreement with NRT(g)	$1,145			$1,145
Trademarks(h)	732			732
Title plant shares( i)	10			10

	$1,887			$1,887

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).

(d)	Relates to the customer relationships at Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Goodwill increased $3 million due to acquisitions made during the six months ended June 30, 2009.
(g)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(h)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(i)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

Amortization expense relating to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Franchise agreements	$17	$17	$34	$33
Pendings and listings	—	—	—	1
Customer relationships	7	6	13	12
Other	—	—	—	1

Total	$24	$23	$47	$47

Based on the Company’s amortizable intangible assets as of June 30, 2009, the Company expects related amortization expense for the remainder of 2009, the four succeeding years and thereafter to approximate $47 million, $94 million, $94 million, $94 million, $94 million and $1,898 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	June 30, 2009	December 31, 2008
Accrued payroll and related employee costs	$74	$94
Accrued volume incentives	15	22
Deferred income	71	80
Accrued interest	119	120
Other	213	197

	$492	$513

5.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	June 30, 2009	December 31, 2008
Senior Secured Credit Facility:
Revolving credit facility	$610	$515
Term loan facility	3,107	3,123
Fixed Rate Senior Notes	1,684	1,683
Senior Toggle Notes	612	577
Senior Subordinated Notes	862	862
Securitization Obligations:
Apple Ridge Funding LLC	358	537
U.K. Relocation Receivables Funding Limited	84	146
Kenosia Funding LLC	—	20

	$7,317	$7,463

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $518 million on December 31, 2008 and to $515 million at June 30, 2009. On April 26, 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations in respect of Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities.

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

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.35 to 1 at June 30, 2009. The ratio steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At June 30, 2009, the Company was in compliance with the senior secured leverage ratio. See “Financial Conditions, Liquidity and Capital Resources – EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

The Company’s current financial forecast of Adjusted EBITDA includes additional cost saving and business optimization initiatives. As such initiatives are implemented, management will give pro forma effect to such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve month period for calculating compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve month periods ending September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduce levels of senior secured indebtedness. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and the price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) obtaining additional equity financing from our parent company, (e) issuing debt or equity financing, or (f) a combination thereof. Factors (b) through (e) may not be sufficient to overcome macroeconomic conditions affecting the Company.

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

If an event of default occurs under the senior secured credit facility and the Company fails to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to the Company;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent the Company from making payments on the Unsecured Notes (as defined below),

any of which could result in an event of default under the Unsecured Notes and our Securitization Facilities.

If the Company were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, the Company may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the Company would be required to repay approximately $204 million in April 2012 in accordance with the Senior Toggle Note Indenture Agreement.

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

The Fixed Rate Senior Notes and Senior Toggle Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each of the Company’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. See Note 11 for financial information on the guarantors and non-guarantors.

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	June 30, 2009	December 31, 2008
Apple Ridge Funding LLC	$358	$537
U.K. Relocation Receivables Funding Limited	84	146
Kenosia Funding LLC	—	20

	$442	$703

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $519 million of underlying relocation receivables and other related relocation assets at June 30, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related relocation assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $3 million and $8 million for the three and six months ended June 30, 2009, respectively, and $11 million and $25 million for the three and six months ended June 30, 2008, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.5% and 5.0% for the six months ended June 30, 2009 and 2008, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term which expires in April 2012. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under the senior secured credit facility, Unsecured Notes and other material indebtedness. Given the current recession and an increasing number of companies having difficulties meeting their financial obligations, there is a heightened risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables) as net credit losses may not exceed $750 thousand in any one month or $1.5 million in any trailing twelve month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program. On June 18, 2009, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $200 million to $650 million.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five year term which expires in April 2012. This program is subject to termination at the end of the five year agreement and would amortize if not renewed. This program has restrictive covenants, including those relating to financial reporting, mergers and change of control, and events of default. The events of default include non-payment of the indebtedness and cross defaults under the senior secured credit facility, Unsecured Notes and other material indebtedness. Upon an event of default, the lending institution may amortize the indebtedness under the facility and terminate the program.

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

AVAILABLE CAPACITY

As of June 30, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$610	$4
Term loan facility(2)	October 2013	3,107	3,107	—
Fixed Rate Senior Notes(3)	April 2014	1,700	1,684	—
Senior Toggle Notes(4)	April 2014	617	612	—
Senior Subordinated Notes(5)	April 2015	875	862	—
Securitization obligations:
Apple Ridge Funding LLC(6)	April 2012	650	358	292
U.K. Relocation Receivables
Funding Limited(6)	April 2012	165	84	81

		$7,864	$7,317	$377

(1)	The available capacity under the revolving credit facility is reduced by $136 million of outstanding letters of credit at June 30, 2009. On July 23, 2009, the Company paid the summary judgment for the former parent Credentials litigation which resulted in a reduction of the outstanding letters of credit of $62 million.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 4.21% at June 30, 2009.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $16 million.
(4)	Consists of $617 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

6.	RESTRUCTURING COSTS

2009 Restructuring Program

During the first half of 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $62 million in 2009. As of June 30, 2009, the Company has recognized $46 million of this expense.

Restructuring charges by segment for the six months ended June 30, 2009 are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of June 30, 2009
Company Owned Real Estate Brokerage Services	$—	$32	$(13)	$19
Real Estate Franchise Services	—	2	(1)	1
Relocation Services	—	8	(5)	3
Title and Settlement Services	—	2	(1)	1
Corporate and Other	—	2	—	2

	$—	$46	$(20)	$26

The table below shows restructuring charges and the corresponding payments and other reductions for the six months ended June 30, 2009 by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$15	$27	$4	$46
Cash payments and other reductions	(11)	(5)	(4)	(20)

Balance at June 30, 2009	$4	$22	$—	$26

2008 Restructuring Program

During 2008, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $58 million of restructuring expense in 2008 and the remaining liability at December 31, 2008 was $26 million.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception to June 30, 2009 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	9	17	—	26
Cash payments and other reductions(1)	(8)	(6)	—	(14)

Balance at June 30, 2009	$1	$11	$—	$12

(1)	During the six months ended June 30, 2009, the Company utilized $13 million of the accrual and reversed $1 million in the Statement of Operations.

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008, the remaining liability was $8 million. During the six months ended June 30, 2009, the Company utilized $2 million of the accrual and reversed $1 million in the Statement of Operations resulting in a remaining accrual of $5 million.

7.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock units (“RSUs”) and other awards settleable in, or based upon, common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of RSUs to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted an aggregate 291,000 stock options and 9,000 RSUs to senior management employees and an independent director of the Company. No stock options were granted in the first half of 2009. As of June 30, 2009, the total number of shares available for future grant under the Plan is approximately 1.5 million shares.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2 million and $4 million related to the incentive equity awards granted by Holdings for the three and six months ended June 30, 2009, respectively, and expense of $2 million and $4 million for the three and six months ended June 30, 2008, respectively.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Stock Units
	A	B	C
Outstanding at December 31, 2008	7.96	3.96	3.96	0.23
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(0.08)	(0.04)	(0.04)	—

Outstanding at June 30, 2009	7.88	3.92	3.92	0.23

Exercisable at June 30, 2009	2.61	—	—	—

Weighted average remaining contractual term (years)	8.00	8.00	8.00
Weighted average grant date fair value per share	$3.67	$3.00	$2.46	$10.00

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2009	2.61	$10.00	7.97 years	$—

As of June 30, 2009, there was $20 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $22 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and the restricted shares will be recorded in future periods as compensation expense over a weighted average period of approximately 2.9 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

8.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant stockholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is responsible for 62.5% of the contingent liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The majority of the liabilities allocated in 2006 have been classified as due to former parent in the Condensed Consolidated Balance Sheet as the Company is obligated to indemnify Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2008, the due to former parent balance was $554 million and the balance was $560 million at June 30, 2009.

The two most significant categories of contingent liabilities included in due to former parent are contingent litigation liabilities and contingent tax liabilities. The amount of contingent litigation liabilities was $68 million at June 30, 2009 and December 31, 2008. The reserve for the Credentials litigation matter is $66 million of the $68 million of contingent litigation liabilities at June 30, 2009. See Note 9 “Commitments and Contingencies” for the resolution of this matter. The amount of contingent tax liabilities was $365 million and $366 million at June 30, 2009 and December 31, 2008, respectively. The remaining portion of the contingent liabilities include liabilities relating to (i) accrued interest on the contingent tax liabilities, (ii) Cendant’s terminated or divested businesses, and (iii) the residual portion of accruals for Cendant operations.

Tax Receivable Agreement with Wright Express Corporation

As previously disclosed, Cendant and Wright Express Corporation (“WEX”) had entered into a Tax Receivable Agreement (the “TRA”), dated February 22, 2005, among WEX, Cendant and Cendant Mobility Services Corporation (n/k/a Cartus) in connection with Cendant’s disposition of the WEX business in an initial public offering in February 2005. As a result of the initial public offering, the tax basis of WEX’s tangible and intangible assets increased to their fair market value. Pursuant to the TRA, WEX had agreed to pay Cendant 85% of tax savings related to the increased tax basis of the assets and their related amortization over a 15-year period. The actual amount of payments, if any, and the timing of receipt of any payments were variable, depending upon a number of factors, including whether WEX earned sufficient taxable income to realize the full tax benefit of the amortization of its assets. Pursuant to the Separation and Distribution Agreement, dated as of July 27, 2006, by and among Cendant, Realogy, Wyndham Worldwide Corporation and Travelport Inc., the Company acquired from Cendant the right to receive 62.5% of the payments by WEX to Cendant under the TRA.

On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement (the “Prepayment Agreement”) with WEX, pursuant to which WEX simultaneously paid the Company the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to the Company under Article III of the TRA. In connection with the Prepayment Agreement, Apollo Investment Fund VI, L.P. and certain affiliated funds executed a guarantee, in favor of WEX, to backstop certain of Realogy’s indemnification obligations under the Prepayment Agreement under certain circumstances.

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

In connection with these agreements, the Company recorded net revenues of $1 million and $3 million for the three and six months ended June 30, 2009, respectively, and net revenues of $1 million and $3 million for the three and six months ended June 30, 2008, respectively. The Company recorded equity earnings of $8 million and $12 million for the three and six months ended June 30, 2009, respectively, and equity earnings of $1 million and $4 million for the three and six months ended June 30, 2008, respectively. In June 2009, the Company received a $3 million dividend distribution from PHH Home Loans.

Transactions with Affinion Group Holdings, Inc. (an Affiliate of Apollo)

On June 30, 2008, Affinion Group, Inc., a wholly owned subsidiary of Affinion, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. In connection with the transaction, on June 30, 2008, Realogy agreed to pay approximately $8 million in the aggregate (a portion payable at closing and the balance over a three year period) as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The second payment of $2 million was paid in July 2009 leaving a remaining liability of $3 million.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the six months ended June 30, 2009 and 2008, the Company has recognized revenue related to these transactions of less than $1 million in the aggregate in each period.

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

In Homestore.com Securities Litigation, this action was settled in July 2008, subject to notice to class members and Court approval. The court granted preliminary approval of the settlement in December 2008 and final approval of the settlement in March 2009. Under the terms of the settlement, Cendant agreed to receive approximately $11.5 million, plus interest but waived its right to the remaining $4 million cash escrow balance. Cendant also waived any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf. Under the terms of the Separation Agreement, Realogy is entitled to 100% of the proceeds payable to Cendant under the settlement agreement. On April 27, 2009, Realogy received $11 million of settlement proceeds and will be entitled to an additional $0.8 million when the individual settlements of this action are distributed to all defendants by the plaintiffs.

The foregoing cases are in addition to the former parent contingent liability matters disclosed in Note 8 “Separation Adjustments and Transactions with Former Parent and Subsidiaries,” under which Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any former parent liability. The former parent contingent liabilities include a nine-year old legacy Cendant litigation matter not related to real estate, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”), in which the district court in September 2007 granted summary judgment on the breach of contract claims asserted by the plaintiffs. The summary judgment award plus interest through June 30, 2009 for Cendant is approximately $98 million and also provides for the award of attorneys’ fees to the plaintiff. The Company has reserved $66 million for this matter as of June 30, 2009. In 2008, Cendant appealed the summary judgment decision to the Second Circuit Court of Appeals and appellate bonds were posted by Realogy and Wyndham for their respective portions. Plaintiffs also cross appealed the portion of the summary judgment decision in favor of the defendants. On July 1, 2009, following oral argument held on June 26, 2009, the appellate court affirmed the trial court’s decisions, denying the appeals filed by both parties and on July 23, 2009 the summary judgment award was paid in full (including $62 million to satisfy Realogy’s 62.5% of the liability). Promptly thereafter, the court entered a satisfaction of judgment (subject to plaintiffs’ right to petition the lower court for reasonable attorneys’ fees) and cancelled the surety bonds.

The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that it will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued for could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Tax Matters

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and in recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48 and are currently maintained on the Company’s Balance Sheet.

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries; the operations (or former operations) which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company currently expects that the IRS examination of Cendant’s taxable years 2003 through 2006 may be completed in the first half of 2010. The tax indemnification accruals for Cendant’s tax matters of $365 million at June 30, 2009 are provided for in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $496 million and $240 million at June 30, 2009 and December 31, 2008, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

10.	SEGMENT INFORMATION

Presented below are the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. Management evaluates the operating results of each of its segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented in the Company’s Condensed Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues(a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Real Estate Franchise Services	$143	$185	$248	$336
Company Owned Real Estate Brokerage Services	764	1,061	1,255	1,827
Relocation Services	80	124	151	233
Title and Settlement Services	88	94	156	175
Corporate and Other(b)	(57)	(75)	(95)	(131)

Total Company	$1,018	$1,389	$1,715	$2,440

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $57 million and $95 million for the three and six months ended June 30, 2009, respectively, and $75 million and $131 million for the three and six months ended June 30, 2008, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $9 million and $15 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three and six months ended June 30, 2009, respectively, and $12 million and $20 million during the three and six months ended June 30, 2008, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended June 30,(a)		Six Months Ended June 30,(b)
	2009	2008	2009	2008
Real Estate Franchise Services	$85	$109	$129	$188
Company Owned Real Estate Brokerage Services	24	26	(60)	(33)
Relocation Services	72	23	72	23
Title and Settlement Services	12	5	7	3
Corporate and Other	(8)	(2)	(25)	(16)

Total Company	185	161	123	165
Less:
Depreciation and amortization	48	55	99	111
Interest expense, net	147	152	291	316
Income tax expense (benefit)	5	(19)	7	(102)

Net loss	$(15)	$(27)	$(274)	$(160)

(a)	Includes $10 million of restructuring costs offset by a benefit of $46 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $9 million of expenses recorded at Corporate) for the three months ended June 30, 2009, compared to $14 million of restructuring costs offset by a benefit of $7 million of former parent legacy items for the three months ended June 30, 2008.
(b)	Includes $44 million of restructuring costs offset by a benefit of $42 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $13 million of expenses recorded at Corporate) for the six months ended June 30, 2009, compared to $23 million and $2 million of restructuring costs and merger costs, respectively, offset by a benefit of $1 million of former parent legacy items for the six months ended June 30, 2008.

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$746	$—	$—	$746
Service revenue	—	117	44	—	161
Franchise fees	—	72	—	—	72
Other	—	38	1	—	39

Net revenues	—	973	45	—	1,018

Expenses
Commission and other agent-related costs	—	477	—	—	477
Operating	—	283	30	—	313
Marketing	—	44	1	—	45
General and administrative	10	41	2	—	53
Former parent legacy costs (benefit), net	9	(55)	—	—	(46)
Restructuring costs	—	10	—	—	10
Depreciation and amortization	2	46	—	—	48
Interest expense/(income), net	147	—	—	—	147
Other (income)/expense, net	(11)	—	—	—	(11)
Intercompany transactions	1	(1)	—	—	—

Total expenses	158	845	33	—	1,036

Income (loss) before income taxes, equity in earnings and noncontrolling interest	(158)	128	12	—	(18)
Income tax expense (benefit)	(66)	63	8	—	5
Equity in earnings of unconsolidated entities	—	—	(8)	—	(8)
Equity in (earnings) losses of subsidiaries	(77)	(12)	—	89	—

Net income (loss)	$(15)	$77	$12	$(89)	$(15)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,217	$1	$—	$1,218
Service revenue	—	210	85	—	295
Franchise fees	—	122	—	—	122
Other	—	78	2	—	80

Net revenues	—	1,627	88	—	1,715

Expenses
Commission and other agent-related costs	—	769	—	—	769
Operating	1	581	59	—	641
Marketing	—	84	2	—	86
General and administrative	20	92	4	—	116
Former parent legacy costs (benefit), net	13	(55)	—	—	(42)
Restructuring costs	3	41	—	—	44
Depreciation and amortization	4	94	1	—	99
Interest expense/(income), net	290	1	—	—	291
Other (income)/expense, net	(11)	—	1	—	(10)
Intercompany transactions	3	(3)	—	—	—

Total expenses	323	1,604	67	—	1,994

Income (loss) before income taxes, equity in earnings and noncontrolling interest	(323)	23	21	—	(279)
Income tax expense (benefit)	(25)	20	12	—	7
Equity in earnings of unconsolidated entities	—	—	(12)	—	(12)
Equity in (earnings) losses of subsidiaries	(24)	(21)	—	45	—

Net income (loss)	$(274)	$24	$21	$(45)	$(274)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,039	$1	$—	$1,040
Service revenue	—	161	47	—	208
Franchise fees	—	91	—	—	91
Other	—	50	—	—	50

Net revenues	—	1,341	48	—	1,389

Expenses
Commission and other agent-related costs	—	685	—	—	685
Operating	—	392	30	—	422
Marketing	—	59	1	—	60
General and administrative	9	43	3	—	55
Former parent legacy costs (benefit), net	(7)	—	—	—	(7)
Restructuring costs	—	14	—	—	14
Depreciation and amortization	2	53	—	—	55
Interest expense/(income), net	152	—	—	—	152
Intercompany transactions	5	(5)	—	—	—

Total expenses	161	1,241	34	—	1,436

Income (loss) before income taxes, equity in earnings and noncontrolling interest	(161)	100	14	—	(47)
Income tax expense (benefit)	(65)	41	5	—	(19)
Equity in earnings of unconsolidated entities	—	—	(1)	—	(1)
Equity in (earnings) losses of subsidiaries	(69)	(10)	—	79	—

Net income (loss)	$(27)	$69	$10	$(79)	$(27)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,786	$2	$—	$1,788
Service revenue	—	301	91	—	392
Franchise fees	—	164	—	—	164
Other	—	100	(4)	—	96

Net revenues	—	2,351	89	—	2,440

Expenses
Commission and other agent-related costs	—	1,171	—	—	1,171
Operating	1	789	61	—	851
Marketing	—	113	2	—	115
General and administrative	16	96	6	—	118
Former parent legacy costs (benefit), net	(1)	—	—	—	(1)
Restructuring costs	—	23	—	—	23
Merger costs	1	1	—	—	2
Depreciation and amortization	5	105	1	—	111
Interest expense/(income), net	315	1	—	—	316
Intercompany transactions	11	(11)	—	—	—

Total expenses	348	2,288	70	—	2,706

Income (loss) before income taxes, equity in earnings and noncontrolling interest	(348)	63	19	—	(266)
Income tax expense (benefit)	(137)	27	8	—	(102)
Equity in earnings of unconsolidated entities	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	(51)	(15)	—	66	—

Net income (loss)	$(160)	$51	$15	$(66)	$(160)

Condensed Consolidating Balance Sheet

As of June 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$312	$28	$50	$(2)	$388
Trade receivables, net	—	125	28	(2)	151
Relocation receivables	—	(9)	508	—	499
Relocation properties held for sale	—	3	—	—	3
Deferred income taxes	(29)	56	—	—	27
Intercompany note receivable	—	8	18	(26)	—
Due from former parent	3	—	—	—	3
Other current assets	11	74	22	(1)	106

Total current assets	297	285	626	(31)	1,177
Property and equipment, net	26	205	1	—	232
Goodwill	—	2,575	—	—	2,575
Trademarks	—	732	—	—	732
Franchise agreements, net	—	3,009	—	—	3,009
Other intangibles, net	—	467	—	—	467
Other non-current assets	114	75	44	—	233
Investment in subsidiaries	7,875	118	—	(7,993)	—

Total assets	$8,312	$7,466	$671	$(8,024)	$8,425

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$15	$121	$9	$(3)	$142
Securitization obligations	—	—	442	—	442
Intercompany note payable	—	18	8	(26)	—
Due to former parent	560	—	—	—	560
Revolving credit facility and current portion of long term debt	642	—	—	—	642
Accrued expenses and other current liabilities	171	297	26	(2)	492
Intercompany payables	1,451	(1,507)	56	—	—

Total current liabilities	2,839	(1,071)	541	(31)	2,278
Long-term debt	6,233	—	—	—	6,233
Deferred income taxes	(563)	1,330	—	—	767
Other non-current liabilities	93	47	12	—	152
Intercompany liabilities	715	(715)	—	—	—

Total liabilities	9,317	(409)	553	(31)	9,430

Total stockholder’s equity (deficit)	(1,005)	7,875	118	(7,993)	(1,005)

Total liabilities and stockholder’s equity (deficit)	$8,312	$7,466	$671	$(8,024)	$8,425

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$378	$26	$36	$(3)	$437
Trade receivables, net	—	110	30	—	140
Relocation receivables	—	(36)	801	—	765
Relocation properties held for sale	—	(13)	35	—	22
Deferred income taxes	36	56	—	—	92
Intercompany note receivable	—	50	18	(68)	—
Due from former parent	3	—	—	—	3
Other current assets	12	83	114	(97)	112

Total current assets	429	276	1,034	(168)	1,571
Property and equipment, net	29	245	2	—	276
Goodwill	—	2,572	—	—	2,572
Trademarks	—	732	—	—	732
Franchise agreements, net	—	3,043	—	—	3,043
Other intangibles, net	—	480	—	—	480
Other non-current assets	126	78	34	—	238
Investment in subsidiaries	7,850	151	—	(8,001)	—

Total assets	$8,434	$7,577	$1,070	$(8,169)	$8,912

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$14	$209	$10	$(100)	$133
Securitization obligations	—	—	703	—	703
Intercompany note payable	—	18	50	(68)	—
Due to former parent	554	—	—	—	554
Revolving credit facility and current portion of long term debt	547	—	—	—	547
Accrued expenses and other current liabilities	164	320	29	—	513
Intercompany payables	1,300	(1,416)	116	—	—

Total current liabilities	2,579	(869)	908	(168)	2,450
Long-term debt	6,213	—	—	—	6,213
Deferred income taxes	(428)	1,254	—	—	826
Other non-current liabilities	98	54	11	—	163
Intercompany liabilities	712	(712)	—	—	—

Total liabilities	9,174	(273)	919	(168)	9,652

Total stockholder’s equity (deficit)	(740)	7,850	151	(8,001)	(740)

Total liabilities and stockholder’s equity (deficit)	$8,434	$7,577	$1,070	$(8,169)	$8,912

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(249)	$(19)	$459	$(19)	$172

Investing activities
Property and equipment additions	(1)	(14)	—	—	(15)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(4)	—	—	(4)
Change in restricted cash	—	—	(3)	—	(3)
Intercompany dividend	—	47	—	(47)	—
Intercompany note receivable	—	42	—	(42)	—
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	(1)	71	(3)	(89)	(22)

Financing activities
Net change in revolving credit facility	95	—	—	—	95
Payments made for term loan facility	(16)	—	—	—	(16)
Net change in securitization obligations	—	—	(274)	—	(274)
Intercompany dividend	—	—	(67)	67	—
Intercompany note payable	—	—	(42)	42	—
Intercompany transactions	106	(46)	(60)	—	—
Other, net	(1)	(4)	(2)	—	(7)

Net cash provided by (used in) financing activities	184	(50)	(445)	109	(202)

Effect of changes in exchange rates on cash and cash equivalents	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(66)	2	14	1	(49)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$312	$28	$50	$(2)	$388

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(362)	$158	$110	$20	$(74)

Investing activities
Property and equipment additions	(1)	(22)	(1)	—	(24)
Proceeds from the sale of property and equipment	—	7	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	12	—	—	—	12
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(9)	—	—	(9)
Investment in unconsolidated entities	—	(2)	(2)	—	(4)
Change in restricted cash	—	—	3	—	3
Intercompany note receivable	—	(11)	(17)	28	—
Other, net	—	—	5	—	5

Net cash provided by (used in) investing activities	11	(37)	(12)	28	(10)

Financing activities
Net change in revolving credit facility	205	—	—	—	205
Payments made for term loan facility	(16)	—	—	—	(16)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(116)	—	(116)
Intercompany dividend	—	—	(12)	12	—
Intercompany note payable	—	17	11	(28)	—
Intercompany transactions	48	(72)	24	—	—
Other, net	(2)	(6)	—	—	(8)

Net cash provided by (used in) financing activities	235	(71)	(93)	(16)	55

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(116)	50	5	32	(29)
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$4	$106	$41	$(27)	$124

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated and Combined Financial Statements and accompanying Notes included in the 2008 Form 10-K. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before income taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2008 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Except as otherwise indicated or unless the context otherwise requires, the terms “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its consolidated subsidiaries. “Cendant Corporation” and “Cendant” refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of June 30, 2009, we had approximately 14,400 franchised and company owned offices and 270,000 sales associates operating under our brands in the U.S. and 92 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 48,000 sales associates.

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

As discussed under the heading “Industry Trends,” the domestic residential real estate market is in a significant and lengthy downturn. As a result, our results of operations during the past three years have been materially adversely affected. Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proved exceedingly difficult to predict. Despite the current downturn, we believe that the housing market will benefit over the long term from expected positive long-term demographic trends, such as population growth and increases in the number of U.S. households, as well as economic fundamentals, such as rising gross domestic product, among others.

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

The Company incurred substantial indebtedness in connection with the Merger and related transactions. See Note 5 “Short and Long Term Debt” for additional information on the indebtedness incurred related to the Merger. Our high level of debt limits our investment and acquisition opportunities and forces us to manage our business very cautiously to meet our debt service obligations while maintaining adequate cash for operational purposes. A continuing industry or economic downturn will put even greater pressure on the Company and increase the difficulties we face in managing our substantial debt as discussed more fully under “Risk Factors” in our 2008 Form 10-K.

Industry Trends

Our businesses compete primarily in the domestic residential real estate market, which currently is in a significant and prolonged downturn that initially began in the second half of 2005. Leading up to 2005, home prices and the number of homesale transactions rose rapidly in the first half of the decade due to a combination of factors, including (1) increased owner-occupant demand for larger and more expensive homes made possible by unusually favorable financing terms for both prime and sub-prime borrowers, (2) low interest rates, (3) record appreciation in housing prices driven partially by investment speculation, (4) the growth of the mortgage-backed securities market as an alternative source of capital to the mortgage market, and (5) high credit ratings for mortgage backed securities despite increasing inclusion of subprime loans made to buyers relying upon continuing home price appreciation rather than more traditional underwriting standards.

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend has continued from 2006 through the present period. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole — the hardest hit areas have been those areas that had experienced the greatest speculation and year over year price appreciation. The overall slowdown in transaction activity has caused a buildup of large inventories of housing and an increase in short sale and foreclosure activity. These factors combined with the contraction in the mortgage financing market have contributed to heightened buyer caution regarding timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

The housing market is also being significantly impacted by consumer sentiment about the overall state of the economy, particularly mounting consumer anxiety over negative economic growth and rising unemployment. The deteriorating conditions in the job market and consumer confidence have caused a further decrease in homesale transactions and more downward pressure on homesale prices. According to the Conference Board, a New York based industry research group, consumer confidence index decreased from 90.6 in December 2007 to 50.4 in June 2008 and then fell further to an all time low of 25.0 in February 2009. The consumer confidence index rose to 54.9 in May 2009 and since then has decreased slightly to 46.6 as of July 2009.

A continued decline in homesale transactions or prices due to some or all of the factors discussed above will adversely affect our revenue and profitability. Leading into and during the first half of 2009, we believe there was a significant shift in homesale transaction activity to the low and mid-price points of the housing market relative to the high end. This is in contrast to the first half of 2008 when the low and mid-price point homesale activity was declining more significantly than the high end. The net effect of this shift caused a more significant reduction in the year over year average homesale price, particularly in our Company Owned Real Estate Brokerage Services business. Although cyclical patterns are typical in the housing industry, the depth and length of the current downturn has proven exceedingly difficult to predict.

Many of the same negative trends impacting our businesses that derive revenue from homesales also impact our relocation services business which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our relocation services business are corporate spending and employment trends which have been negatively impacted by the negative economic growth and rising unemployment.

Homesales

Existing homesale volume has continued to decline from 2006 through 2008 and is expected to continue to decline through 2009 as reflected in the table below. Our recent financial results confirm that this negative trend continued into the first half of 2009 as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. As it relates to our Real Estate Franchise Services business in particular, excluding the adverse impact of the loss of sides from terminated franchisees partially offset by the addition of sides from new franchisees, our sides declined approximately 8% and 11% during the three months ended June 30, 2009 and March 31, 2009, respectively.

	2009 vs. 2008
	Full Year Forecasted	Second Quarter	First Quarter	2008 vs. 2007 Full Year	2007 vs. 2006 Full Year
Number of Homesales
Industry
NAR(a)	(—%)	(3%)	(7%)	(13%)	(13%)
FNMA(a)	(2%)	(5%)	(7%)	(13%)	(13%)
Realogy
Real Estate Franchise Services		(8%)	(15%)	(18%)	(19%)
Company Owned Real Estate Brokerage Services		(9%)	(12%)	(16%)	(17%)

(a)	Existing homesale data is as of August 2009 for NAR and July 2009 for FNMA.

For 2010 compared to 2009, NAR as of August 2009 and FNMA as of July 2009 forecast an increase in existing homesale transactions of 5% and 11%, respectively.

Existing homesale volume was reported by NAR to be approximately 4.9 million homes for 2008 compared to 5.7 million homes in 2007 and the high of 7.1 million homes in 2005. NAR, as of August 2009, is forecasting that 2009 existing homesales will remain at approximately 4.9 million homes, while FNMA, as of July 2009, is forecasting that 2009 existing homesales will decline to 4.8 million homes.

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold increased from 2001 to 2005 at a compound annual growth rate, or CAGR, of 7.3% compared to a CAGR of 3.0% from 1972 to 2000. According to NAR, the rate of increase slowed significantly in 2006 and declined for the first time since 1972 in 2007 and 2008 as reflected in the table below. NAR and FNMA expect that these declines will continue in 2009 and our recent financial results confirm that this declining pricing trend continued in the first half of 2009 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. The decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment is being impacted by a significant increase in REO activities as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas.

	2009 vs. 2008
	Full Year Forecasted	Second Quarter	First Quarter	2008 vs. 2007 Full Year	2007 vs. 2006 Full Year
Price of Homes
Industry
NAR(a)	(12%)	(16%)	(16%)	(10%)	(1%)
FNMA(a)	(13%)	(16%)	(16%)	(10%)	(1%)
Realogy
Real Estate Franchise Services		(15%)	(15%)	(7%)	(1%)
Company Owned Real Estate Brokerage Services		(24%)	(32%)	(10%)	8%

(a)	Existing homesale price data is for median price and is as of August 2009 for NAR and July 2009 for FNMA.

For 2010 compared to 2009, NAR, as of August 2009, forecasts an increase in median homesale price of 3% while FNMA, as of July 2009, forecasts a 7% decrease.

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

Home Inventory

According to NAR, the number of existing homes for sale decreased from 4.0 million homes at December 2007 to 3.7 million homes at December 2008. The number of existing homes for sale in June 2009 was 3.8 million homes which represents a seasonally adjusted 9.4 months of supply. This high level of supply could continue to add downward pressure on the price of existing homesales.

Housing Affordability Index

According to NAR, the housing affordability index had continued to improve as a result of the homesale price declines in 2007, 2008 and the first half of 2009. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The monthly housing affordability index improved to 159 for the month of June 2009 from 123 for the month of June 2008. This housing affordability improvement could favorably impact a housing recovery.

Other Factors

Interest rates continue to be at historically low levels. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from 6.0% in 2008 to 5.4% for the month of June 2009. However, mortgage underwriting standards remain conservative, thereby mitigating some of the favorable impact of lower interest rates.

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, we have had to record additional bad debt expense and development advance note reserve expense in the first half of 2009. In addition, we have had to terminate franchisees more frequently due to non-reporting and non-payment. We continue to actively monitor the collectability of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our allowance for doubtful accounts and reserve for development advance notes in the future.

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

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, interest rate trends and locally based dynamics such as housing demand relative to housing supply. Although we see improvement in affordability and a slight lessening in the overhang of housing inventory, we are not certain when credit markets and the job market will return to a more normal state or the general economy will improve. Consequently, we cannot predict when the markets and related economic forces will return the residential real estate industry to a growth period.

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction, and (iv) in our Company Owned Real Estate Brokerage Services segment, gross commission per side which represents the average commission we earn before expenses. Of these measures, closed homesale sides, average homesale price and average homesale broker commission rate are the most critical to our business and therefore have the greatest impact on our operating results.

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. From 2006 through the first half of 2009, the average homesale broker commission rate our franchisees receive from their customers and we receive from our customers has increased; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will resume.

Our Real Estate Franchise Services segment is impacted by the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty per side. Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic areas where home prices tend to be at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment.

Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of transferees we serve, and (ii) referrals, which represent the number of referrals from which we earned revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represents the number of title and closing units processed as a result of home purchases, (ii) refinance title and closing units, which represents the number of title and closing units processed as a result of homeowners refinancing their home loans, and (iii) average price per closing unit, which represents the average fee we earn on purchase title and refinancing title sides.

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

The following table presents our drivers for the three and six months ended June 30, 2009 and 2008. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	% Change		2009	2008	% Change
Real Estate Franchise Services(a)
Closed homesale sides	259,476	282,333	(8%)		437,708	491,646	(11%)
Average homesale price	$188,489	$221,351	(15%)		$186,199	$218,351	(15%)
Average homesale broker commission rate	2.57%	2.52%	5	bps	2.57%	2.51%	6	bps
Net effective royalty rate	5.10%	5.10%	-	bps	5.12%	5.08%	4	bps
Royalty per side	$256	$294	(13%)		$255	$289	(12%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	72,362	79,823	(9%)		119,861	133,871	(10%)
Average homesale price	$378,870	$497,203	(24%)		$369,743	$509,059	(27%)
Average homesale broker commission rate	2.52%	2.48%	4	bps	2.53%	2.47%	6	bps
Gross commission income per side	$10,292	$12,981	(21%)		$10,140	$13,322	(24%)

Relocation Services
Initiations	33,074	42,439	(22%)		60,751	75,194	(19%)
Referrals	17,349	20,943	(17%)		28,068	34,875	(20%)

Title and Settlement Services
Purchase title and closing units	28,148	32,938	(15%)		46,959	56,947	(18%)
Refinance title and closing units	22,693	10,504	116%		42,625	21,775	96%
Average price per closing unit	$1,255	$1,535	(18%)		$1,236	$1,485	(17%)

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Our consolidated results comprised the following:

	Three Months Ended June 30,
	2009	2008	Change
Net revenues	$1,018	$1,389	$(371)
Total expenses(1)	1,036	1,436	(400)

Loss before income taxes, equity in earnings and noncontrolling interest	(18)	(47)	29
Income tax expense (benefit)	5	(19)	24
Equity in earnings of unconsolidated entities	(8)	(1)	(7)

Net loss	$(15)	$(27)	$12

(1)	Total expenses for the three months ended June 30, 2009 include $10 million of restructuring costs offset by a benefit of $46 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $9 million of expenses recorded at Corporate). Total expenses for the three months ended June 30, 2008 include $14 million of restructuring costs offset by a benefit of $7 million of former parent legacy items.

Net revenues decreased $371 million (27%) for the second quarter of 2009 compared with the second quarter of 2008 principally due to a decrease in revenues across all of our operating segments, primarily due to decreases in transaction sides volume and the average price of homes sold.

Total expenses decreased $400 million (28%) primarily due to the following:

•	a decrease of $208 million of commission expenses paid to real estate agents due to lower gross commission income and changes in the average homesale broker commission rates;

•	a decrease of $124 million in operating and marketing expenses primarily due to restructuring activities implemented in 2008 and the first half of 2009 and the exit of the at-risk government business;

•	a decrease in interest expense of $5 million as a result of decreasing interest rates; and

•	an incremental increase of $39 million in former parent legacy benefit items primarily as a result of a $49 million tax prepayment with Wright Express Corporation.

Our income tax expense for the three months ended June 30, 2009 was $5 million. The components of our income tax expense are as follows:

•	no U.S. Federal income tax benefit was recognized for the current period losses due to a valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions; and

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

We currently forecast that the 2009 income tax expense will be approximately $17 million.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			EBITDA(b)			Margin
	2009	2008	% Change	2009	2008	% Change	2009	2008	Change
Real Estate Franchise Services	$143	$185	(23%)	$85	$109	(22%)	59%	59%	—
Company Owned Real Estate Brokerage Services	764	1,061	(28)	24	26	(8)	3	2	1
Relocation Services	80	124	(35)	72	23	213	90	19	71
Title and Settlement Services	88	94	(6)	12	5	140	14	5	9
Corporate and Other(a)	(57)	(75)	*	(8)	(2)	*

Total Company	$1,018	$1,389	(27%)	$185	$161	15%	18%	12%	6

Less: Depreciation and amortization				48	55
Interest expense, net				147	152
Income tax expense (benefit)				5	(19)

Net loss				$(15)	$(27)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $57 million and $75 million during the three months ended June 30, 2009 and 2008, respectively.
(b)	Includes $10 million of restructuring costs offset by a benefit of $46 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $9 million of expenses recorded at Corporate) for the three months ended June 30, 2009, compared to $14 million of restructuring costs offset by a benefit of $7 million of former parent legacy items for the three months ended June 30, 2008.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased six percentage points for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in EBITDA at the Relocation Services segment as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin remained consistent at 59% compared to the prior period. The three months ended June 30, 2009 reflected a decrease in the number of homesale transactions and a decrease in average homesale price offset by an increase in the average homesale broker commission rate and the impact of cost saving initiatives. The Company Owned Real Estate Brokerage Services segment margin increased one percentage point to 3% from 2% in the comparable prior period. The three months ended June 30, 2009 reflected a decrease in the number of homesale transactions and a decrease in the average homesale price offset by lower operating expenses primarily as a result of restructuring and cost saving activities. The Relocation Services segment margin increased 71 percentage points to 90% from 19% in the comparable prior period primarily due to a $49 million net tax receivable prepayment from Wright Express Corporation. The Title and Settlement Services segment margin increased nine percentage points to 14% from 5% in the comparable prior period. The increase in margin profitability was mainly attributable to lower volume related expenses as well as lower cost of sales as a result of cost savings initiatives.

The Corporate and Other EBITDA for the three months ended June 30, 2009 was a negative $8 million compared to a negative $2 million in the same period in 2008. The decrease in EBITDA was primarily due to $11 million of litigation proceeds offset by a $17 million reduction in legacy benefits which occurred in the prior period primarily comprised of proceeds of $13 million related to the Shelton legal matter and a benefit of $2 million related to adjustments to legacy accruals.

Real Estate Franchise Services

Revenues decreased $42 million to $143 million and EBITDA decreased $24 million to $85 million for the three months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenue was primarily driven by an $18 million or 21% decrease in third-party domestic franchisees royalty revenue due to an 8% decrease in the number of homesale transactions from our third-party franchisees and a 15% decrease in the average homesale price partially offset by a higher average homesale broker commission rate. Revenue from foreign franchisees decreased $2 million. In addition, marketing revenue and related marketing expenses decreased $2 million and $5 million, respectively, due to lower royalty volume and cost cutting initiatives in the second quarter of 2009.

The decrease in revenue was also attributable to a $17 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $52 million and $69 million during the second quarter of 2009 and 2008, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues discussed above partially offset by a $4 million reduction in employee related costs and benefits, a decrease of $4 million in other operating expenses, primarily the result of cost saving activities and a $3 million decrease in bad debt expense.

Company Owned Real Estate Brokerage Services

Revenues decreased $297 million to $764 million and EBITDA decreased $2 million to $24 million for the three months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenues, excluding REO revenues, of $288 million was substantially comprised of reduced commission income earned on homesale transactions which was primarily driven by a 9% decline in the number of homesale transactions and a 24% decrease in the average price of homes sold partially offset by an increased average homesale broker commission rate. We believe the 9% decline in homesale transactions is reflective of industry trends in the markets we serve – geographic areas where homesale prices tend to be at the higher end of the U.S. real estate market. The significant decrease in the average homesale price of 24% is the result of a continuation of the shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas as well as a significant level of foreclosure and short sale activity in certain markets. Separately, revenues from our REO asset management company decreased by $8 million to $16 million in the three months ended June 30, 2009 when compared to the same period in 2008. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business tends to be countercyclical to the overall state of the housing market.

EBITDA decreased $2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the decrease in revenues discussed above, mostly offset by:

•	a decrease of $208 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $17 million in royalties paid to our real estate franchise services segment, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $11 million due to a shift to technology media marketing and other cost reduction initiatives;

•	an $8 million decrease in restructuring expenses;

•	a $6 million reduction in certain estimated business acquisition liabilities;

•	a decrease of $37 million in other operating expenses, net of inflation primarily due to restructuring, cost saving activities and reduced employee costs; and

•	an increase of $7 million in equity in earnings of unconsolidated entities related to our investment in PHH Home Loans.

To counteract the revenue decline, the Company has implemented significant cost saving measures which have substantially reduced fixed costs associated with operating a full service real estate brokerage business. The realization of these cost saving measures has been able to substantially offset the overall decline in revenues for the current period.

Relocation Services

Revenues decreased $44 million to $80 million and EBITDA increased $49 million to $72 million for the three months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenues was primarily driven by:

•	a decrease of $27 million in at-risk revenue mainly due to the elimination of the government portion of our at-risk business;

•	a $13 million decrease in referral fee revenue primarily due to lower domestic transaction volume as a result of lower homesale authorization volume as well as decreased average home values; and

•	a $4 million decrease in relocation service fee revenues primarily due to lower domestic transaction volume;

partially offset by:

•	$3 million of incremental international revenue due to increased transaction volume.

EBITDA increased for the three months ended June 30, 2009 compared with the same period in 2008 due to $6 million of recurring tax receivable payments from Wright Express Corporation (“WEX”) as well as a net $49 million tax receivable prepayment from WEX. The $49 million payment represents the payment in full of its remaining contingent obligations to Realogy under the Tax Receivable Agreement, among WEX, Cendant Corporation (n/k/a Avis Budget Group, Inc.) (“Cendant”) and Cendant Mobility Services Corporation (n/k/a Cartus Corporation) which was entered into in February 2005. EBITDA was also impacted by a reduction in costs of $29 million for at-risk homesale transactions as a result of the elimination of the government portion of our at-risk business, a decrease of $15 million of other operating expenses primarily as a result of cost saving activities and reduced employee costs offset by the reduction in revenues discussed above and $3 million of restructuring expenses.

Title and Settlement Services

Revenues decreased $6 million to $88 million and EBITDA increased $7 million to $12 million for the three months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenues is primarily driven by $13 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, a $2 million decrease in underwriter revenue, partially offset by an increase of $7 million in volume from refinance transactions. EBITDA increased due to $12 million of lower costs as a result of lower transaction volume and cost savings initiatives, partially offset by the reduction in revenues discussed above.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Our consolidated results comprised the following:

	Six Months Ended June 30,
	2009	2008	Change
Net revenues	$1,715	$2,440	$(725)
Total expenses(1)	1,994	2,706	(712)

Loss before income taxes, equity in earnings and noncontrolling interest	(279)	(266)	(13)
Income tax expense (benefit)	7	(102)	109
Equity in earnings of unconsolidated entities	(12)	(4)	(8)

Net loss	$(274)	$(160)	$(114)

(1)	Total expenses for the six months ended June 30, 2009 include $44 million of restructuring costs offset by a benefit of $42 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $13 million of expenses recorded at Corporate). Total expenses for the six months ended June 30, 2008 include $23 million and $2 million of restructuring costs and merger costs, respectively, offset by a benefit of $1 million of former parent legacy items.

Net revenues decreased $725 million (30%) for the first half of 2009 compared with the first half of 2008 principally due to a decrease in revenues across all of our operating segments, primarily due to decreases in transaction side volume and the average price of homes sold.

Total expenses decreased $712 million (26%) primarily due to the following:

•	a decrease of $402 million of commission expenses paid to real estate agents due to lower gross commission income and changes in the average homesale broker commission rates;

•	a decrease of $239 million in operating and marketing expenses primarily due to restructuring activities implemented in 2008 and early 2009 and the exit of the at-risk government business;

•	a decrease in interest expense of $25 million as a result of decreasing interest rates; and

•	an incremental increase of $41 million in former parent legacy benefit items primarily as a result of a net $49 million tax receivable prepayment from Wright Express Corporation;

•	offset by an incremental increase in restructuring charges of $21 million.

Our income tax expense for the six months ended June 30, 2009 was $7 million. The components of our income tax expense are as follows:

•	no U.S. Federal income tax benefit was recognized for the current period losses due to a valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions; and

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

We currently forecast that the 2009 income tax expense will be approximately $17 million.

Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA(b)			Margin
	2009	2008	% Change	2009	2008	% Change	2009	2008	Change
Real Estate Franchise Services	$248	$336	(26%)	$129	$188	(31%)	52%	56%	(4)
Company Owned Real Estate Brokerage Services	1,255	1,827	(31)	(60)	(33)	(82)	(5)	(2)	(3)
Relocation Services	151	233	(35)	72	23	213	48	10	38
Title and Settlement Services	156	175	(11)	7	3	133	4	2	2
Corporate and Other(a)	(95)	(131)	*	(25)	(16)	*

Total Company	$1,715	$2,440	(30%)	$123	$165	(25%)	7%	7%	—

Less: Depreciation and amortization				99	111
Interest expense, net				291	316
Income tax expense (benefit)				7	(102)

Net loss				$(274)	$(160)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $95 million and $131 million during the six months ended June 30, 2009 and 2008, respectively.
(b)	Includes $44 million of restructuring costs offset by a benefit of $42 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $13 million of expenses recorded at Corporate) for the six months ended June 30, 2009, compared to $23 million and $2 million of restructuring costs and merger costs, respectively, offset by a benefit of $1 million of former parent legacy items for the six months ended June 30, 2008.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues was consistent for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in EBITDA at the Relocation Services segment as discussed below.

On a segment basis, the Real Estate Franchise Services segment margin decreased four percentage points to 52% versus 56% in the comparable prior period. The six months ended June 30, 2009 reflected a decrease in the number of homesale transactions and a decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and net effective royalty rate and the impact of cost saving initiatives. The Company Owned Real Estate Brokerage Services segment margin decreased three percentage points to a negative 5% from a negative 2% in the comparable prior period. The six months ended June 30, 2009 reflected a decrease in the number of homesale transactions, a decrease in the average homesale price and an increase in restructuring costs partially offset by lower operating expenses primarily as a result of restructuring and cost saving activities. The Relocation Services segment margin increased 38 percentage points to 48% from 10% in the comparable prior period primarily due to the tax receivable prepayment from Wright Express Corporation and the positive impact related to the exit of the at-risk government portion of our business. The Title and Settlement Services segment margin increased two percentage points to 4% from 2% in the comparable prior period. The increase in margin profitability was mainly attributable to lower volume related expenses as well as the result of cost savings initiatives.

The Corporate and Other EBITDA for the six months ended June 30, 2009 was a negative $25 million compared to a negative $16 million in the same period in 2008. The decrease in EBITDA was primarily due to $11 million of litigation proceeds offset by a $2 million increase in restructuring costs and a $15 million reduction in legacy benefits which occurred in the prior period primarily comprised of proceeds of $13 million related to the Shelton legal matter and a benefit of $1 million related to adjustments to legacy accruals.

Real Estate Franchise Services

Revenues decreased $88 million to $248 million and EBITDA decreased $59 million to $129 million for the six months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenue was primarily driven by a $33 million or 23% decrease in third-party domestic franchisees royalty revenue due to an 11% decrease in the number of homesale transactions from our third-party franchisees and a 15% decrease in the average homesale price partially offset by a higher average homesale broker commission rate and net effective royalty rate. Revenue from foreign franchisees decreased $10 million. In addition, marketing revenue and related marketing expenses decreased $8 million and $9 million, respectively, due to lower royalty volume and cost cutting initiatives in the first half of 2009.

The decrease in revenue was also attributable to a $34 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties, which approximated $88 million and $122 million during the first half of 2009 and 2008, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues discussed above, partially offset by a $9 million reduction in employee related costs and benefits and decrease of $9 million of other operating expenses, primarily the result of cost saving activities.

Company Owned Real Estate Brokerage Services

Revenues decreased $572 million to $1,255 million and EBITDA decreased $27 million to a negative $60 million for the six months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenues, excluding REO revenues, of $566 million was substantially comprised of reduced commission income earned on homesale transactions which was primarily driven by a 10% decline in the number of homesale transactions and a 27% decrease in the average price of homes sold partially offset by an increased average homesale broker commission rate. We believe the 10% decline in homesale transactions is reflective of industry trends in the markets we serve – geographic areas where homesale prices tend to be at the higher end of the U.S. real estate market. The significant decrease in average homesale price of 27% is the result of a continuation of the shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas as well as a significant level of foreclosure and short sale activity in certain markets. Separately, revenues from our REO asset management company decreased by $4 million to $36 million in the first half of 2009 when compared to the same period in 2008. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market.

EBITDA decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the decrease in revenues discussed above as well as an incremental increase in restructuring expenses of $8 million partially offset by:

•	a decrease of $402 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $34 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $23 million due to a shift to technology media marketing and other cost reduction initiatives;

•	a $7 million reduction in certain estimated business acquisition liabilities;

•	a decrease of $81 million of other operating expenses, net of inflation primarily due to restructuring, cost saving activities and reduced employee costs; and

•	an increase of $7 million in equity in earnings of unconsolidated entities related to our investment in PHH Home Loans.

To counteract the revenue decline, the Company has implemented significant cost saving measures which have substantially reduced fixed costs associated with operating a full service real estate brokerage business. The realization of these cost saving measures have been unable to fully offset the overall decline in revenues for the six months ended June 30, 2009.

Relocation Services

Revenues decreased $82 million to $151 million and EBITDA increased $49 million to $72 million for the six months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenues was primarily driven by:

•	a decrease of $53 million in at-risk revenue mainly due to the elimination of the government portion of our at-risk business;

•	a $21 million decrease in referral fee revenue primarily due to lower domestic transaction volume as a result of lower homesale authorization volume as well as decreased average home values; and

•	a $10 million decrease in relocation service fee revenues primarily due to lower domestic transaction volume;

partially offset by:

•	$5 million of incremental international revenue due to increased transaction volume.

EBITDA increased due to $6 million of recurring tax receivable payments from Wright Express Corporation (“WEX”) as well as a net $49 million tax receivable prepayment from WEX. The $49 million payment represents the payment in full of its remaining contingent obligations to Realogy under the Tax Receivable Agreement among WEX, Cendant Corporation (n/k/a Avis Budget Group, Inc.) (“Cendant”) and Cendant Mobility Services Corporation (n/k/a Cartus Corporation) which was entered into in February 2005. EBITDA was also impacted by a reduction in costs of $64 million for at-risk homesale transactions as a result of the elimination of the government portion of our at-risk business and a decrease of $24 million of other operating expenses primarily as a result of cost saving activities and reduced employee costs offset by the reduction in revenues discussed above and $8 million of restructuring expenses.

Title and Settlement Services

Revenues decreased $19 million to $156 million and EBITDA increased $4 million to $7 million for the six months ended June 30, 2009 compared with the same period in 2008.

The decrease in revenues is primarily driven by $25 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment, a $5 million decrease in underwriter revenue, a decrease of $3 million from short-term investments returns, partially offset by an increase of $11 million in volume from refinance transactions. EBITDA increased due to $25 million of lower costs as a result of lower transaction volume and cost saving initiatives, partially offset by the reduction in revenues discussed above.

2009 Restructuring Program

During the first half of 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $62 million in 2009. As of June 30, 2009, the Company has recognized $46 million of this expense.

Restructuring charges by segment for the six months ended June 30, 2009 are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of June 30, 2009
Company Owned Real Estate Brokerage Services	$—	$32	$(13)	$19
Real Estate Franchise Services	—	2	(1)	1
Relocation Services	—	8	(5)	3
Title and Settlement Services	—	2	(1)	1
Corporate and Other	—	2	—	2

	$—	$46	$(20)	$26

The table below shows restructuring charges and the corresponding payments and other reductions for the six months ended June 30, 2009 by category:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$15	$27	$4	$46
Cash payments and other reductions	(11)	(5)	(4)	(20)

Balance at June 30, 2009	$4	$22	$—	$26

2008 Restructuring Program

During 2008, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $58 million of restructuring expense in 2008 and the remaining liability at December 31, 2008 was $26 million.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception to June 30, 2009 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	9	17	—	26
Cash payments and other reductions(1)	(8)	(6)	—	(14)

Balance at June 30, 2009	$1	$11	$—	$12

(1)	During the six months ended June 30, 2009, the Company utilized $13 million of the accrual and reversed $1 million in the Statement of Operations.

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008, the remaining liability was $8 million. During the six months ended June 30, 2009, the Company utilized $2 million of the accrual and reversed $1 million in the Statement of Operations resulting in a remaining accrual of $5 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	June 30, 2009	December 31, 2008	Change
Total assets	$8,425	$8,912	$(487)
Total liabilities	9,430	9,652	(222)
Stockholder’s deficit	(1,005)	(740)	(265)

For the six months ended June 30, 2009, total assets decreased $487 million primarily as a result of a reduction in relocation receivables of $266 million due to lower transaction volume and a decrease in homes in inventory, a decrease in relocation properties held for sale of $19 million due to the wind-down of government at-risk homesale transactions, a decrease of $65 million in deferred tax assets, a decrease in property and equipment, net of $44 million, and a decrease in franchise agreements, net of $34 million. Total liabilities decreased $222 million principally due to decreased securitization obligations of $261 million, a $12 million decrease in accounts payable and accrued expenses and other current liabilities, and a $59 million decrease in deferred income taxes offset by increased net revolver credit facility borrowings of $95 million. Total stockholder’s deficit increased $265 million primarily due to the net loss of $274 million for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position has been and may continue to be negatively affected by unfavorable conditions in the real estate or relocation market, including adverse changes in interest rates, access to our relocation securitization programs and access to the capital markets, which may be limited if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain covenants.

At present, there are numerous general business and economic factors contributing to the residential real estate market downturn and impeding a recovery. These conditions include: (1) systemic weakness in the domestic banking and financial sectors; (2) substantial declines in the stock markets in 2008 and continued stock market volatility; (3) the recession in the U.S. and numerous economies around the globe; (4) high levels of unemployment in various sectors; and (5) other factors that are both separate from, and outgrowths of, the above. If one or more of these conditions continue or worsen, we may experience a further adverse effect on our business, financial condition and liquidity, including our ability to access capital.

At June 30, 2009, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility under our senior secured credit facility and our securitization facilities. Our primary liquidity needs will be to finance our working capital, capital expenditures and debt service. Due to the current real estate market downturn and overall uncertainty in the economy, we have taken, and will continue to take, steps to manage our balance sheet and conserve cash.

Cash Flows

At June 30, 2009, we had $388 million of cash and cash equivalents, a decrease of $49 million compared to the balance of $437 million at December 31, 2008. The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$172	$(74)	$246
Investing activities	(22)	(10)	(12)
Financing activities	(202)	55	(257)
Effects of change in exchange rates on cash and cash equivalents	3	—	3

Net change in cash and cash equivalents	$(49)	$(29)	$(20)

During the six months ended June 30, 2009, we provided $246 million of additional cash from operations as compared to the same period in 2008. Such change is principally due to a reduction in relocation receivables and relocation properties held for sale of $231 million and a reduction in trade receivables of $28 million offset by weaker operating results.

During the six months ended June 30, 2009 versus the same period in 2008, we used $12 million more cash for investing activities. Such change is mainly due to $12 million related to proceeds related to the corporate aircraft sale leaseback and termination in 2008.

During the six months ended June 30, 2009 versus the same period in 2008, we used $257 million more cash in financing activities. The net change in cash flows used in financing activities is the result of the repayment of securitization obligations of $158 million and a decrease in incremental revolver borrowings of $110 million offset by a note payment of $10 million during the six months ended June 30, 2008.

Financial Obligations

SENIOR SECURED CREDIT FACILITY

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, and (iii) a $525 million synthetic letter of credit facility.

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

The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25% in each case subject to adjustment based on the attainment of certain leverage ratios. At June 30, 2009, the amount available for borrowings under our revolving credit facility was $4 million (after giving effect to $136 million of outstanding letters of credit).

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $518 million on December 31, 2008 and to $515 million at June 30, 2009. On April 26, 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant’s contingent and other liabilities.

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

The Senior Toggle Notes are unsecured senior obligations of the Company and will mature on April 15, 2014. Interest on the Senior Toggle Notes is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company is required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. The Company must elect the form of interest payment with respect to each interest period by delivery of a notice to the trustee prior to the beginning of each interest period. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period.

Beginning with the interest period which ended October 2008, the Company elected to satisfy the interest payment obligation by issuing additional Senior Toggle Notes. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the Company would be required to repay approximately $204 million in April 2012.

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

DEBT RATINGS

As a result of the increased borrowings that were incurred to consummate the Merger, the Company’s future financing activities were materially impacted. Upon consummation of the Merger in April 2007, both Standard and Poor’s and Moody’s downgraded our corporate family debt ratings and rated the newly issued Unsecured Notes as non-investment grade. During 2008, due to the continuing significant and lengthy downturn in the residential real estate market, the rating agencies continued to downgrade our debt ratings. At December 31, 2008, Standard and Poor’s and Moody’s had downgraded our debt ratings so that our Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and the Senior Unsecured Notes rating was C and Ca, respectively. The rating outlook at December 31, 2008 was negative and continues to be negative at June 30, 2009. The downgrades reflect the rating agencies’ views that there will be a continuing weakness in the residential homesale market and an increased risk of a default or balance sheet restructuring over the intermediate term. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events. There have been no changes in our debt rating during the six months ended June 30, 2009.

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	June 30, 2009	December 31, 2008
Apple Ridge Funding LLC	$358	$537
U.K. Relocation Receivables Funding Limited	84	146
Kenosia Funding LLC(a)	—	20

	$442	$703

(a)	Program terminated on January 15, 2009.

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $519 million of underlying relocation receivables and other related relocation assets at June 30, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related relocation assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $3 million and $8 million for the three and six months ended June 30, 2009, respectively, and $11 million and $25 million for the three and six months ended June 30, 2008, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.5% and 5.0% for the six months ended June 30, 2009 and 2008, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five year term. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under the senior secured credit facility, Unsecured Notes and other material indebtedness. Given the current recession and an increasing number of companies having difficulties meeting their financial obligations, there is a heightened risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables) as net credit losses may not exceed $750 thousand in any one month or $1.5 million in any trailing 12 month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program. On June 18, 2009, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $200 million to $650 million.

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

AVAILABLE CAPACITY

As of June 30, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$610	$4
Term loan facility(2)	October 2013	3,107	3,107	—
Fixed Rate Senior Notes(3)	April 2014	1,700	1,684	—
Senior Toggle Notes(4)	April 2014	617	612	—
Senior Subordinated Notes(5)	April 2015	875	862	—
Securitization obligations:
Apple Ridge Funding LLC(6)	April 2012	650	358	292
U.K. Relocation Receivables Funding Limited(6)	April 2012	165	84	81

		$7,864	$7,317	$377

(1)	At June 30, 2009, the available capacity under the revolving credit facility is reduced by $136 million of outstanding letters of credit. On July 23, 2009, the Company paid the summary judgment for the former parent Credentials litigation which resulted in a reduction of the outstanding letters of credit of $62 million.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under the term loan facility agreement. The interest rate on the term loan facility was 4.21% at June 30, 2009.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $16 million.
(4)	Consists of $617 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $5 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures or investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically our senior secured debt (net of unsecured cash and permitted investments) to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.35 to 1 at June 30, 2009. The ratio steps down to 5.0 to 1 at September 30, 2009 and to 4.75 to 1 at March 31, 2011 and thereafter. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of the senior secured leverage ratio. In this report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At June 30, 2009, the Company was in compliance with the senior secured leverage ratio.

The Company’s current financial forecast of Adjusted EBITDA includes additional cost saving and business optimization initiatives. As such initiatives are implemented, management will give pro forma effect to such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve month period for calculating compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve month periods ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduce levels of senior secured indebtedness. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and the price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) obtaining additional equity financing from our parent company, (e) issuing debt or equity financing, or (f) a combination thereof. Factors (b) through (e) may not be sufficient to overcome macroeconomic conditions affecting the Company.

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

If an event of default occurs under our senior secured credit facility and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the Unsecured Notes;

any of which could result in an event of default under the Unsecured Notes and our Securitization Facilities.

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2009 is set forth in the following table:

	Year Ended December 31, 2008	Less	Equals	Plus	Equals
		Six Months Ended June 30, 2008	Six Months Ended December 31, 2008	Six Months Ended June 30, 2009	Twelve Months Ended June 30, 2009
Net loss	$(1,912)	$(160)	$(1,752)	$(274)	$(2,026	)(a)
Income tax expense (benefit)	(380)	(102)	(278)	7	(271)

Loss before income taxes	(2,292)	(262)	(2,030)	(267)	(2,297)
Interest expense/(income), net	624	316	308	291	599
Depreciation and amortization	219	111	108	99	207

EBITDA	(1,449)	165	(1,614)	123	(1,491	)(b)
Covenant calculation adjustments:
Restructuring costs and former parent legacy cost (benefit) items, net(c)					18
Impairment of intangible assets, goodwill and investments in unconsolidated entities(d)					1,789
Non-cash charges for PHH Home Loans impairment					31
Pro forma cost savings for 2009 restructuring initiatives(e)					60
Pro forma cost savings for 2008 restructuring initiatives(f)					24
Pro forma effect of business optimization initiatives(g)					67
Non-cash charges(h)					58
Non-recurring fair value adjustments for purchase accounting(i)					6
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees(j)					8
Apollo management fees(k)					15
Proceeds from WEX contingent asset(l)					61
Incremental securitization interest costs(m)					4
Expenses incurred in debt modification activities(n)					5

Adjusted EBITDA					$655

Total senior secured net debt(o)					$3,373
Senior secured leverage ratio					5.1x

(a)	Net loss consists of a loss of: (i) $50 million for the third quarter of 2008; (ii) $1,703 million for the fourth quarter of 2008; (iii) $259 million for the first quarter of 2009 and (iv) $15 million for the second quarter of 2009.
(b)	EBITDA consists of: (i) a positive $129 million for the third quarter of 2008; (ii) a negative $1,743 million for the fourth quarter of 2008; (iii) a negative $62 million for the first quarter of 2009 and (iv) a positive $185 million for the second quarter of 2009.
(c)	Consists of $79 million of restructuring costs offset by a net benefit of $61 million for former parent legacy items.
(d)	Represents the non-cash adjustment for the 2008 impairment of goodwill, intangible assets and investments in unconsolidated entities.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first half of 2009. From this restructuring, we expect to reduce our operating costs by approximately $84 million on a twelve month run-rate basis and estimate that $24 million of such savings were realized in the first half of 2009. The adjustment shown represents the impact the savings would have had on the period from July 1, 2008 through the time they were put in place had those actions been effected on July 1, 2008.
(f)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the second half of 2008. From this restructuring, we expect to reduce our operating costs by approximately $69 million on a twelve month run-rate basis and estimate that $45 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2008 through the time they were put in place had those actions been effected on July 1, 2008.
(g)	Represents the twelve month pro forma effect of business optimization initiatives that have been completed to reduce costs including $20 million for initiatives to improve the Company Owned Real Estate Brokerage profit margin, $12 million for initiatives to improve Relocation Services and Title and Settlement Services fees, $10 million due to the add back of the retention accrual and $25 million related to other initiatives.
(h)	Represents the elimination of non-cash expenses, including $36 million for the change in the allowance for doubtful accounts and the reserves for development advance notes and promissory notes from July 1, 2008 through June 30, 2009, $7 million of stock based compensation expense and $15 million related to the unrealized net losses on foreign currency transactions and foreign currency forward contracts.

(i)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent for the twelve months ended June 30, 2009.
(j)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on July 1, 2008. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2008.
(k)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended June 30, 2009.
(l)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. Under Article III of the Tax Receivable Agreement dated February 22, 2005 among WEX, Cendant and Cartus (the “TRA”), WEX was required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax savings payments received from WEX to us. The Company received $12 million of recurring tax receivable payments from Wright Express Corporation (“WEX”) during the last twelve months. On June 26, 2009, we entered into a Tax Receivable Prepayment Agreement with WEX, pursuant to which WEX simultaneously paid us the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to Realogy under Article III of the TRA.
(m)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2009.
(n)	Represents the expenses incurred in connection with the Company’s unsuccessful debt modification activities in the second half of 2008.
(o)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,717 million plus $12 million of capital lease obligations less $356 million of readily available cash as of June 30, 2009.

LIQUIDITY RISKS

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

In order to comply with the senior secured leverage ratio for the twelve month periods ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduce levels of senior secured indebtedness. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and the price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage acquisitions, (d) obtaining additional equity financing from our parent company, (e) issuing debt or equity financing, or (f) a combination thereof.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.

Former Parent Contingent Tax Liabilities

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are responsible for 62.5% of any payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries; the operations (or former operations) which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. Balances due to Cendant for these pre-separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-separation tax returns. These balances will be adjusted after the ultimate settlement of the related tax audits of these periods. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Our Condensed Consolidated Balance Sheet at June 30, 2009 reflects $365 million of tax liabilities to our former parent for which we are potentially liable under the Tax Sharing Agreement. Although the Company and Cendant believe there is appropriate support for the positions taken on Cendant’s tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. We currently expect that the IRS examination of Cendant’s taxable years 2003 through 2006 may be completed in the first half of 2010. If we are required to pay any or all of the $365 million tax liability to our former parent in the next twelve months, we may not have sufficient cash resources available or borrowing capacity under our revolving credit facility to pay our portion of the Cendant tax liabilities. As a result, we may be required to seek access to capital markets to secure financing. The timing, terms, size and pricing of any debt or new financing will depend on investor interest and market conditions and there can be no assurance that we will be able to obtain any such financing. The inability to successfully obtain additional financing will have a material negative impact on our operations, liquidity and our financial condition.

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

***

We may need to incur additional debt or issue equity. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. We cannot assure that financing will be available to us on acceptable terms or that financing will be available at all. Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control and may require us to restructure our debt.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations as of June 30, 2009 have not changed significantly from the amounts reported in our 2008 Form 10-K except for $95 million of additional revolver facility borrowings, the issuance of $34 million of Senior Toggle Notes to satisfy the interest payment obligation for the six month interest period ended April 2009 and $261 million of lower securitization obligations.

POTENTIAL DEBT REPURCHASES

Our affiliates have purchased a portion of our indebtedness and we or our affiliates from time to time may purchase additional portions of our indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine.

SEASONALITY

Our businesses are subject to seasonal fluctuations. Historically, operating statistics and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as facilities costs and certain personnel-related costs, are fixed and cannot be easily reduced during a seasonal slowdown.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change in current conditions, it could result in a material adverse impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.

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

Our principal market exposure is interest rate risk. At June 30, 2009, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

Our total market risk is influenced by factors, including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these analyses are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

At June 30, 2009, we had total long term debt of $6,875 million, excluding $442 million of securitization obligations. Of the $6,875 million of long term debt, the Company has $3,717 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $575 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our interest expense by approximately $31 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At June 30, 2009, the fair value of our long term debt approximated $4,036 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $57 million impact on the fair value of our long-term debt.

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

Berger v. Property ID Corp., et al., (CV 05-5373 GHK (CTx) (U.S.D.C., C.D. Cal.)). On August 28, 2008, the Court granted preliminary approval of the settlement of this action as it relates to claims against the Company and its subsidiaries. The settlement provides for the reimbursement of the amounts paid to purchase a Property I.D. natural hazard disclosure report where the consumer was represented by an agent of a Realogy broker or franchisee in the transaction. As previously disclosed, under the terms of the settlement, the Company paid $4 million in September 2008 to fund attorneys’ fees and costs of claims administration and expected that it would have no obligation to fund claims under the settlement agreement based upon its assumptions that insurance proceeds would be sufficient to meet the claims payment obligations under the settlement agreement. The Company believes that it has no further payment obligations with respect to this litigation.

Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). This action was settled in July 2008, subject to notice to class members and Court approval. The court granted preliminary approval of the settlement in December 2008 and final approval of the settlement in March 2009. Under the terms of the settlement, Cendant agreed to receive approximately $11.5 million, plus interest but waived its right to the remaining $4 million cash escrow balance. Cendant also waived any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf. Under the terms of the Separation Agreement, Realogy is entitled to 100% of the proceeds payable to Cendant under the settlement agreement.

On April 27, 2009, Realogy received $11 million of settlement proceeds and will be entitled to an additional $0.8 million when the individual settlements of this action are distributed to all defendants by the plaintiffs.

Proa, Jordan and Schiff v. NRT Mid-Atlantic, Inc. d/b/a Coldwell Banker Residential Brokerage et al. (Case No. 1:05-cv-02157 (AMD), U.S.D.C., District of Maryland, Northern Division). In May 2009, summary judgment was granted in favor of defendant NRT and the case was dismissed, subject to Plaintiffs’ right to appeal. A discussion of the proceedings leading up the summary judgment decision follows.

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

The plaintiffs are seeking compensatory and punitive damages in an amount to be determined at trial, as well as attorneys’ fees. On November 14, 2005, the defendants filed an answer to the plaintiffs’ amended complaint. A stipulation of voluntary dismissal of the defamation claim against Angela Shearer was entered on January 18, 2006. On March 13, 2007, the Court granted defendants’ motion to dismiss with prejudice Jordan’s Title VII claim for failing to file suit within the statute of limitations. The court also granted defendants’ motion to dismiss with prejudice plaintiffs’ declaratory judgment claim, which sought to obtain a declaration that real estate agents are not independent contractors. The court dismissed the declaratory claim because there is no actual controversy that requires declaratory relief and because there is no claim that is appropriate for class relief as pled by plaintiffs. On March 21, 2007, plaintiffs filed a motion for leave to file a third amended complaint attempting to add class-wide FLSA claims for unpaid minimum wages, overtime and benefits that employees receive. On May 8, 2007, the court denied the motion. As discussed above, in May 2009, summary judgment was granted in favor of defendant and the case was dismissed, subject to Plaintiffs’ right to appeal.

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

In a written opinion issued on September 7, 2007, the Court granted summary judgment to dismiss plaintiffs’ fraud claims and to grant plaintiffs’ motion for the hold back monies. In addition, the Court granted summary judgment in favor of the plaintiffs’ motion, ruling that defendants breached the stock purchase agreement. The summary judgment award plus interest through June 30, 2009 for Cendant is approximately $98 million and also provides for the award of attorneys’ fees to the plaintiff.

In September 2007, Cendant filed a motion for reconsideration of the decision. The plaintiffs subsequently opposed the motion and cross moved for reconsideration of the Court’s dismissal of plaintiffs’ fraud claims. On May 7, 2008, the court denied Cendant’s and the plaintiffs’ motions for reconsideration.

Cendant filed a notice of appeal on May 23, 2008 and appellate bonds were posted in the aggregate amount of approximately $109 million (Realogy for the benefit of Cendant posting a bond for 62.5% thereof, or approximately $68 million, and Wyndham Worldwide Corporation for the benefit of Cendant posting a bond for 37.5%, or approximately $41 million.) On June 2, 2008, Plaintiffs filed a notice of cross appeal. Also on June 2, 2008, the Court stayed plaintiffs’ application for attorneys’ fees pending the outcome of the appeal. In October 2008, Realogy and Wyndham paid their proportionate share of the $720 thousand of sanctions awarded against Cendant.

On July 1, 2009, following oral argument held on June 26, 2009, the appellate court affirmed the trial court’s decisions, denying the appeals filed by both parties and on July 23, 2009 the summary judgment award was paid in full (including $62 million to satisfy Realogy’s 62.5% of the liability). Promptly thereafter, the court entered a satisfaction of judgment (subject to plaintiffs’ right to petition the lower court for reasonable attorneys’ fees) and cancelled the surety bonds.

Item 6.	Exhibits.

See Exhibit Index. In response to a comment received from the Securities and Exchange Commission on June 1, 2009 in a limited review of the Company’s Form 10-K for the year ended December 31, 2008, and in accordance with Item 601(b)(10) of Regulation S-K, the Company is re-filing Exhibits 10.1 through 10.15 with all attachments thereto, subject to certain requests for confidential treatment with respect to Exhibits 10.9, 10.10, 10.12 and 10.13.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: August 11, 2009	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and Chief Financial Officer

Date: August 11, 2009	/s/ Dea Benson
Dea Benson
Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

10.1	Tax Sharing Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006.

10.2	Credit Agreement dated as of April 10, 2007, by and among Realogy Corporation, Domus Intermediate Holdings Corp., the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc.

10.3	Guarantee and Collateral Agreement dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

10.4	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Richard A. Smith.

10.5	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Anthony E. Hull.

10.6	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Alexander E. Perriello.

10.7	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Bruce G. Zipf.

10.8	Form of Restricted Stock Agreement between Domus Holdings Corp. and the Purchaser party thereto.

10.9+	Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.

10.10+	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans.

10.11	Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation.

10.12+	Sixth Omnibus Amendment Agreement and Consent, dated as of June 6, 2007, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, The Bank of New York, the conduit purchasers, committed purchasers, managing Agents and Calyon New York Branch.

10.13+	Amended and Restated Series 2007-1 Indenture Supplement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007, between Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar.

10.14	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007 among Apple Ridge Funding LLC, Cartus Corporation, the conduit purchasers, committed purchases and managing agents party thereto and Calyon New York Branch, as administrative and lead arranger.

10.15	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007, among Kenosia Funding, LLC, Cartus Corporation, Cartus Relocation Corporation, the commercial paper conduits from time to time party thereto, the financial Institutions from time to time party thereto, the persons from time to time party thereto as managing agents and Calyon New York Branch, as administrative agent and lead arranger.

10.16	Tax Receivable Prepayment Agreement dated June 26, 2009, by and between Wright Express Corporation and Realogy Corporation (Incorporated by reference to Exhibit 10.1 to Realogy’s Current Report on Form 8-K filed June 29, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.