Form 10-Q
period 2009-09-30
REALOGY CORP
filed 2009-11-10
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 10, 2009 was 100.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). Since the date of the acquisition, the housing downturn and general economic conditions have worsened materially and have negatively impacted our operating results. Revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2007, on a pro forma combined basis, have decreased approximately 40%. As a result, we have been, and continue to be, challenged by our heavily leveraged debt structure;

•

an event of default under our senior secured credit facility, including but not limited to a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio, or under our indentures or relocation securitization facilities or a failure to meet our cash interest obligations under these instruments or other lack of liquidity caused by substantial leverage and the continuing adverse housing market, would materially and adversely affect our financial condition, results of operations and business. The ratio limit under our senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined herein, stepped down to 5.0 to 1 at September 30, 2009 from 5.35 to 1 at June 30, 2009;

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

•

the final resolutions or outcomes with respect to Cendant’s contingent corporate and tax liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows;

•	concerns about the Company’s continued viability, which may impact, among other things, retention of sales associates, franchisees and corporate clients;

•

our inability to achieve future cost-savings, cash conservation and other benefits anticipated as a result of our restructuring and capital reduction initiatives or such initiatives cost more or take longer to implement than we project;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•

our inability to access capital and/or to securitize certain assets of our relocation business, either of which would require us to find alternative sources of liquidity, which may not be available, or if available, may not be on favorable terms;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•	our failure to maintain or acquire franchisees and brands or the inability of franchisees to survive the current real estate downturn;

•	disputes or issues with entities that license us their brands for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business;

•	the loss of any of our senior management or key managers or employees in specific business units;

•	an increase in the funding obligation under the pension plans assigned to us in connection with our separation from Cendant;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of September 30, 2009, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2009 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 10, 2009

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Gross commission income	$878	$1,007	$2,096	$2,795
Service revenue	174	202	469	594
Franchise fees	79	88	201	252
Other	38	44	118	139

Net revenues	1,169	1,341	2,884	3,780

Expenses
Commission and other agent-related costs	567	656	1,336	1,827
Operating	309	398	950	1,249
Marketing	38	50	124	165
General and administrative	63	59	179	177
Former parent legacy costs (benefit), net	5	—	(37)	(1)
Restructuring costs	15	15	59	38
Merger costs	—	—	—	2
Impairment of investment in unconsolidated entity	—	14	—	14
Depreciation and amortization	48	54	147	165
Interest expense/(income), net	139	152	430	468
Gain on extinguishment of debt	(75)	—	(75)	—
Other (income)/expense, net	(1)	(11)	(11)	(11)

Total expenses	1,108	1,387	3,102	4,093

Income (loss) before income taxes, equity in earnings and noncontrolling interests	61	(46)	(218)	(313)
Income tax expense (benefit)	8	(27)	15	(129)
Equity in (earnings) losses of unconsolidated entities	(6)	30	(18)	25

Net income (loss)	59	(49)	(215)	(209)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Net income (loss) attributable to Realogy	$58	$(50)	$(216)	$(210)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192	$437
Trade receivables (net of allowance for doubtful accounts of $67 and $46)	136	140
Relocation receivables	400	765
Relocation properties held for sale	—	22
Deferred income taxes	39	92
Due from former parent	3	3
Other current assets	93	112

Total current assets	863	1,571

Property and equipment, net	213	276
Goodwill	2,576	2,572
Trademarks	732	732
Franchise agreements, net	2,992	3,043
Other intangibles, net	460	480
Other non-current assets	231	238

Total assets	$8,067	$8,912

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$120	$133
Securitization obligations	379	703
Due to former parent	502	554
Revolving credit facility and current portion of long-term debt	32	547
Accrued expenses and other current liabilities	529	513

Total current liabilities	1,562	2,450

Long-term debt	6,522	6,213
Deferred income taxes	785	826
Other non-current liabilities	142	163

Total liabilities	9,011	9,652

Commitments and contingencies (Notes 8 and 9)

Stockholder’s deficit:
Common stock	—	—
Additional paid-in capital	2,018	2,013
Accumulated deficit	(2,925)	(2,709)
Accumulated other comprehensive loss	(39)	(46)

Total Realogy stockholder’s deficit	(946)	(742)

Noncontrolling interests	2	2

Total stockholder’s deficit	(944)	(740)

Total liabilities and stockholder’s deficit	$8,067	$8,912

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net loss	$(215)	$(209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	147	165
Deferred income taxes	8	(135)
Impairment of investments in unconsolidated entity	—	14
Amortization of deferred financing costs and discount on unsecured notes	22	22
Gain on extinguishment of debt	(75)	—
Gain on disposition of unconsolidated entities	—	(5)
Equity in (earnings) losses of unconsolidated entities	(18)	25
Other adjustments to net loss	21	14
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	6	(48)
Relocation receivables and advances	375	23
Relocation properties held for sale	21	123
Other assets	15	34
Accounts payable, accrued expenses and other liabilities	50	30
Due (to) from former parent	(50)	(7)
Other, net	(3)	(2)

Net cash provided by operating activities	304	44

Investing Activities
Property and equipment additions	(23)	(36)
Net assets acquired (net of cash acquired) and acquisition-related payments	(5)	(12)
Proceeds from the sale of property and equipment	—	7
Proceeds related to corporate aircraft sale leaseback and termination	—	12
Investment in unconsolidated entities	—	(4)
Proceeds from sale of a joint venture	—	12
Change in restricted cash	4	1
Other, net	—	7

Net cash used in investing activities	(24)	(13)

Financing Activities
Net change in revolving credit facility	(515)	280
Proceeds from issuance of Second Lien Loans	365	—
Repayments made for term loan credit facility	(24)	(24)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)
Net change in securitization obligations	(336)	(147)
Debt issuance costs	(8)	—
Other, net	(10)	(14)

Net cash (used in) provided by financing activities	(528)	85

Effect of changes in exchange rates on cash and cash equivalents	3	—
Net decrease in cash and cash equivalents	(245)	116
Cash and cash equivalents, beginning of period	437	153

Cash and cash equivalents, end of period	$192	$269

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$318	$436
Income tax payments (refunds), net	$6	$3

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

In December 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly-owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”). The Merger was consummated on April 10, 2007.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2009 and the results of our operations and cash flows for the three and nine months ended September 30, 2009 and 2008. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

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

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. At September 30, 2009, the ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA stepped down to 5.0 to 1 from 5.35 to 1 at June 30, 2009. At September 30, 2009, the Company was in compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage or other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as our ability to achieve one or more of the factors noted above, and additional equity available through December 31, 2009 as set forth in the 2008 Form 10-K, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve month period and reduce net senior secured indebtedness upon actual receipt of such capital.

If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default through an equity cure from our parent permitted thereunder, there would be an “event of default” under the senior secured credit agreement as disclosed in the 2008 Form 10-K.

Impairment of Goodwill and Other Indefinite-Lived Intangibles

In connection with the Accounting Standards Codification (“ASC”) 350, “Intangible—Goodwill and Other” (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,”), the Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing in the fourth quarter of each year subsequent to completing its annual budgeting and forecasting process. The Company is currently preparing its 2010 budgets and long-term financial projections as well as evaluating the impact of industry trends on the impairment analysis. As a result, the Company is in the early stages of completing the first test of its annual impairment review and therefore has not completed the analysis that would indicate whether or not an impairment has occurred. If the Company has an impairment upon completion of its ASC 350 analysis, it could have a significant impact on our results of operations for the fourth quarter of 2009 given that the Company has $2.6 billion of goodwill and $1.9 billion of indefinite-lived intangibles, although it would have no impact on the Company’s cash flows or financial covenant.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2009, the Company has outstanding foreign currency forward contracts with a notional value of $17 million.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”) (previously SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) and the unfavorable fair market value of the swaps of $18 million, net of income taxes, has been recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at September 30, 2009.

The fair value of derivative instruments as of September 30, 2009 was as follows:

Asset Derivatives
Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009 Fair Value
Foreign exchange contracts	Other current assets	$—

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009 Fair Value
Interest rate swap contracts	Other non-current liabilities	$19
	Other current liabilities	12

$31

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009 Fair Value
Foreign exchange contracts	Other current liabilities	$—

The effect of derivative instruments on earnings for the three and nine months ended September 30, 2009 was as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income			Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate swap contracts	$—	$7	Interest expense	$(6)	$(15)

		Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts	Operating expense	$—	$(1)

Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (previously SFAS No. 157 “Fair Value Measurements”), clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

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

The availability of observable inputs can vary from asset to asset and is affected by a wide variety of factors, including, for example, the type of asset, whether the asset is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level III. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The fair value of interest rate swaps is determined based upon a discounted cash flow approach that incorporates counterparty and performance risk and therefore is categorized in Level III.

The following table summarizes fair value measurements by level at September 30, 2009 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other liabilities)	$—	$—	$31	$31
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
Fair value at beginning of period	$31	$38
Included in other comprehensive loss	—	(7)

Fair value at end of period	$31	$31

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value primarily determined by quoted market values at September 30, 2009:

	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$379	$379
Revolving credit facility	—	—
Term loan facility	3,099	2,639
Second Lien Loans	515	538
Fixed Rate Senior Notes	1,685	1,228
Senior Toggle Notes	393	279
Senior Subordinated Notes	862	481

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. Our income tax expense for the three and nine months ended September 30, 2009 was $8 million and $15 million, respectively. The components of our income tax expense are as follows:

•	no U.S. Federal income tax benefit was recognized for the current period loss due to a valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions: and

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

Supplemental Cash Flow Information

For the cash flow periods presented, the Company had the following significant non-cash transactions. In the second quarter of 2009, pursuant to the terms of the Senior Toggle Notes, the Company elected to satisfy the interest payment obligation by issuing $34 million of Senior Toggle Notes which resulted in a non-cash transfer between accrued interest and long-term debt. In the second quarter of 2008, the Company terminated the capital lease for the corporate aircraft, which resulted in a non-cash elimination of the related asset and capital lease for $26 million.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended September 30, 2009 was $1 million and is comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of approximately $2 million offset by a benefit of $1 million for the expected return on assets. The net periodic pension benefit for the three months ended September 30, 2008 was less than $1 million and was comprised of interest cost of approximately $2 million offset by a benefit of $2 million for the expected return on assets.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company adopted the guidelines in the Codification effective July 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which is now codified under ASC 805, “Business Combinations”. SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, as well as contingencies, noncontrolling interests, and goodwill acquired in a business combination. In addition, changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R was effective, on a prospective basis, for fiscal years beginning after December 15, 2008; therefore, the Company adopted SFAS No. 141R on January 1, 2009. The Company has not entered into any material business combinations since the adoption of SFAS No. 141R. If the Company does enter into any material business combinations, the transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s past acquisitions accounted for under previous GAAP requirements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which is now codified under ASC 810, “Consolidation”. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (“noncontrolling interest”) be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests not involving a change in control are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 was effective, on a prospective basis, for fiscal years beginning after December 15, 2008; therefore the Company adopted SFAS No. 160 on January 1, 2009. The presentation and disclosure requirements in SFAS No. 160 are required to be applied retrospectively to comparative financial statements. As a result of the implementation of this standard, the Company reclassified $2 million from Other Non-current Liabilities to a separate Noncontrolling Interests line in the Equity section of the Condensed Consolidated Balance Sheet as of December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”), which is now codified under ASC 815-10-50, “Derivatives and Hedging—Disclosure”. SFAS No. 161 expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008; therefore, the Company adopted SFAS No. 161 on January 1, 2009. See additional disclosures in Note 1, “Basis of Presentation” under the heading “Derivative Instruments”.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is now codified under ASC 825-10-50, “Financial Instruments—Disclosure”. This FSP expands the fair value disclosures required for all financial instruments under SFAS No. 107 to interim periods for publicly traded entities. It also requires entities to disclose the method and significant assumptions used to estimate the fair value on an interim basis. The FSP is effective prospectively for interim reporting periods ended after June 15, 2009. The Company adopted the expanded disclosure requirements under this FSP for the period ended June 30, 2009. The FSP did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is now codified under ASC 855, “Subsequent Events”. The guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosures in the financial statements. SFAS No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance is effective for interim or annual financial periods ended after June 15, 2009. The Company has adopted SFAS No. 165. Management has evaluated all subsequent events through November 10, 2009, the date the financial statements were issued.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”), which is now codified under ASC 715-20-50, “Compensation—Retirement Benefits—Disclosures for Defined Benefit Plans”. This FSP enhances the annual disclosure about plan assets by requiring the nature and amount of concentrations of risk, fair value measurement similar to ASC 820 requirements, significant investment strategies, and increased asset categories. The FSP is effective prospectively for fiscal years ending after December 15, 2009. The Company will adopt the expanded disclosure requirements under this FSP for the year ending December 31, 2009. The FSP will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In June 2009, the FASB also issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform a qualitative analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires ongoing assessments of whether the reporting entity is the primary beneficiary of a VIE to consolidate, requires enhanced disclosures and eliminates the scope exclusion for qualifying special purpose entities. The new guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company will adopt SFAS No. 167 beginning January 1, 2010 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”) to amend the guidance on measuring the fair value of liabilities under the ASC 820 (previously SFAS No. 157 “Fair Value Measurements”). The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 is effective for the first reporting period beginning after issuance The Company will adopt the new guidance on October 1, 2009 and does not believe that this update will have an impact of on our financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“EITF”) to amend the revenue recognition guidance in ASC 605-25 “Revenue Recognition for Multiple Elements Arrangements” (previously EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”). Under ASC 605-25, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this ASU requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative- selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. ASU 2009-13 is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

2.	OTHER (INCOME)/EXPENSE, NET AND COMPREHENSIVE INCOME/(LOSS)

The Company recognized other income of $11 million for the nine months ended September 30, 2009, which was primarily due to litigation proceeds of $11 million received in April 2009. See Note 9 “Commitments and Contingencies” for additional information. The Company recognized other income of $11 million for the three months ended September 30, 2008 which was primarily comprised of $5 million of insurance proceeds, a $5 million net gain related to the exit of two TRG joint ventures and a gain on the sale of fixed assets of approximately $1 million.

Comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$59	$(49)	$(215)	$(209)
Foreign currency translation adjustments	(1)	(4)	2	(3)
Unrealized gain on interest rate hedges, net	—	—	4	—

Comprehensive income (loss)	58	(53)	(209)	(212)
Comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Total comprehensive income (loss) attributable to Realogy	$57	$(54)	$(210)	$(213)

The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

3.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows:

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements(a)	$2,019	$172	$1,847	$2,019	$121	$1,898
License agreements(b)	45	2	43	45	2	43
Pendings and listings(c)	—	—	—	2	2	—
Customer relationships(d)	467	64	403	467	45	422
Other(e)	7	3	4	7	2	5

	$2,538	$241	$2,297	$2,540	$172	$2,368

Unamortized Intangible Assets
Goodwill	$2,576			$2,572

Franchise agreement with NRT(f)	$1,145			$1,145
Trademarks(g)	732			732
Title plant shares(h)	10			10

	$1,887			$1,887

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreement).
(c)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).

(d)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.
(e)	Generally amortized over periods ranging from 5 to 10 years.
(f)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(g)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(h)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.

Goodwill by segment is as follows:

	Balance at January 1, 2009	2009 Acquisitions	Balance at September 30, 2009
Real Estate Franchise Services	$1,556	$—	$1,556
Company Owned Real Estate Brokerage Services	600	3	603
Relocation Services	344	—	344
Title and Settlement Services	72	1	73

Total Company	$2,572	$4	$2,576

Amortization expense relating to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Franchise agreements	$17	$17	$51	$50
Pendings and listings	—	—	—	1
Customer relationships	6	7	19	19
Other	1	—	1	1

Total	$24	$24	$71	$71

Based on the Company’s amortizable intangible assets as of September 30, 2009, the Company expects related amortization expense for the remainder of 2009, the four succeeding years and thereafter to approximate $23 million, $94 million, $94 million, $94 million, $94 million and $1,898 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	September 30, 2009	December 31, 2008
Accrued payroll and related employee costs	$65	$94
Accrued volume incentives	16	22
Deferred income	63	80
Accrued interest	171	120
Other	214	197

	$529	$513

5.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	September 30, 2009	December 31, 2008
Senior Secured Credit Facility:
Revolving credit facility	$—	$515
Term loan facility	3,099	3,123
Second Lien Loans	515	—
Fixed Rate Senior Notes	1,685	1,683
Senior Toggle Notes	393	577
Senior Subordinated Notes	862	862
Securitization Obligations:
Apple Ridge Funding LLC	338	537
U.K. Relocation Receivables Funding Limited	41	146
Kenosia Funding LLC	—	20

	$6,933	$7,463

SENIOR SECURED CREDIT FACILITY

The senior secured credit facility consists of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), collectively referred to as the “First Lien Facilities”) and (iv) a $650 million incremental (or accordion) loan facility.

The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $518 million on December 31, 2008 and to $513 million at September 30, 2009. In April 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. As a result of the reduced letter of credit with Avis Budget Group, the Company moved a portion of the outstanding letters of credit under the revolving credit facility to the synthetic letter of credit facility in order to increase the borrowing capacity under the revolving credit facility.

The Company’s loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of the Company’s parent company, the Company and the subsidiary guarantors, including but not limited to (a) a first-priority pledge of substantially all capital stock held by the Company or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions.

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at September 30, 2009. The ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans or the Unsecured Notes (as those terms are defined below). EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio covenant. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At September 30, 2009, the Company was in compliance with the senior secured leverage ratio. See “Financial Conditions, Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

The Company’s current financial forecast of Adjusted EBITDA includes additional cost saving and business optimization initiatives. As such initiatives are implemented, management will give pro forma effect to such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve-month period for calculating compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage or other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as our ability to achieve one or more of the factors noted above, and additional equity available through December 31, 2009, as set forth in the 2008 Form 10-K, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve month period and reduce net senior secured indebtedness upon actual receipt of such capital.

On September 28, 2009, the Company incurred $515 million of second lien term loans under the incremental loan (accordion) feature of the senior secured credit facility. On October 9, 2009, the Company incurred an additional $135 million of second lien term loans on a delayed draw basis. The second lien term loans (the “Second Lien Loans”) are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans; however, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears with the first interest payment payable on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there is no scheduled amortization.

The proceeds from the Second Lien Loans were used to (1) reduce borrowings under our $750 million revolving credit facility and for working capital and (2) exchange approximately $221 million of the Senior Toggle Notes for $150 million of Second Lien Loans pursuant to the “Senior Toggle Note Exchange” described below.

On October 9, 2009, the Company incurred an additional $135 million of Second Lien Loans on a delayed draw basis.

UNSECURED NOTES

On April 10, 2007, the Company issued $1,700 million aggregate principal amount of 10.50% Senior Notes (the “Fixed Rate Senior Notes”), $550 million of original aggregate principal amount of 11.00%/11.75% Senior Toggle Notes (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes (the “Senior Subordinated Notes”). The Company refers to these notes collectively using the term “Unsecured Notes”.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK interest option election through October 2011 and giving effect to the Senior Toggle Note Exchange discussed below, the Company would be required to repay approximately $132 million in April 2012 in accordance with the Senior Toggle Note Indenture Agreement.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and will mature on April 15, 2015. Each Senior Subordinated Note bears interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

SENIOR TOGGLE NOTE EXCHANGE

On September 24, 2009, we and certain affiliates of Apollo entered into an agreement with a third party pursuant to which we exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million aggregate principal amount of Second Lien Loans (included in the $515 million noted above). The third party also sold the balance of the Senior Toggle Notes it held for cash to an affiliate of Apollo in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loan transaction. The transaction with the third party closed concurrently with the initial closing of the Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	September 30, 2009	December 31, 2008
Apple Ridge Funding LLC	$338	$537
U.K. Relocation Receivables Funding Limited	41	146
Kenosia Funding LLC	—	20

	$379	$703

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $427 million of underlying relocation receivables and other related relocation assets at September 30, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related relocation assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $10 million for the three and nine months ended September 30, 2009, respectively, and $11 million and $36 million for the three and nine months ended September 30, 2008, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4% and 4.9% for the nine months ended September 30, 2009 and 2008, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term which expires in April 2012. In June 2009, the Company elected to reduce the available capacity of the securitization facility by $200 million to $650 million.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five-year term which was due to expire in April 2012. In October 2009, the Company elected to reduce the available capacity of the U.K. securitization facility from 100 million pounds sterling to 50 million pounds sterling and shorten the term to expire in April 2011.

AVAILABLE CAPACITY

As of September 30, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$736
Term loan facility(2)	October 2013	3,099	3,099	—
Second Lien Loans(3)	October 2017	650	515	135
Fixed Rate Senior Notes(4)	April 2014	1,700	1,685	—
Senior Toggle Notes(5)	April 2014	396	393	—
Senior Subordinated Notes(6)	April 2015	875	862	—
Securitization obligations:
Apple Ridge Funding LLC(7)	April 2012	650	338	312
U.K. Relocation Receivables Funding Limited(7) (8)	April 2012	160	41	119

		$8,280	$6,933	$1,302

(1)	The available capacity under this facility was reduced by $14 million of outstanding letters of credit at September 30, 2009.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.3% at September 30, 2009.
(3)	On October 9, 2009, the Company received an additional $135 million of Second Lien Loan proceeds.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $15 million.
(5)	Consists of $396 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million. On October 15, 2009, the Company issued $23 million of Senior Toggle Notes to satisfy the interest payment obligation for the six-month period ended October 2009.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	In October 2009, the Company elected to reduce the available capacity of the U.K. securitization facility from 100 million pounds sterling to 50 million pounds sterling and shorten the term to expire in April 2011.

6.	RESTRUCTURING COSTS

2009 Restructuring Program

During the first nine months of 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $75 million in 2009. As of September 30, 2009, the Company has recognized $62 million of this expense.

Restructuring charges by segment for the nine months ended September 30, 2009 are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of September 30, 2009
Real Estate Franchise Services	$—	$3	$(2)	$1
Company Owned Real Estate Brokerage Services	—	46	(23)	23
Relocation Services	—	8	(6)	2
Title and Settlement Services	—	2	(1)	1
Corporate and Other	—	3	(1)	2

	$—	$62	$(33)	$29

The table below shows restructuring charges by category and the corresponding payments and other reductions for the nine months ended September 30, 2009:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$17	$37	$8	$62
Cash payments and other reductions	(15)	(10)	(8)	(33)

Balance at September 30, 2009	$2	$27	$—	$29

2008 Restructuring Program

During 2008, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $58 million of restructuring expense in 2008 and the remaining liability at December 31, 2008 was $26 million.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception to September 30, 2009 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	9	17	—	26
Cash payments and other reductions(1)	(9)	(8)	—	(17)

Balance at September 30, 2009	$—	$9	$—	$9

(1)	During the nine months ended September 30, 2009, the Company utilized $16 million of the remaining accrual and reversed $1 million in the Statement of Operations.

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008, the remaining liability was $8 million. During the nine months ended September 30, 2009, the Company utilized $3 million of the remaining accrual and reversed $2 million in the Statement of Operations resulting in a remaining accrual of $3 million.

7.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of restricted stock to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted an aggregate 291,000 stock options and 9,000 shares of restricted stock to senior management employees and an independent director of the Company. No stock options were granted in the first nine months of 2009. As of September 30, 2009, the total number of shares available for future grant under the Plan is approximately 1.7 million shares.

Three tranches of options (“A”, “B” and “C”) were granted to employees and the non-executive Chairman at the estimated fair value at the date of issuance with the following terms:

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

Restricted Stock Granted by Holdings

One-half of the restricted stock granted to employees “cliff” vested in October 2008 and the remaining restricted stock “cliff” vest in April 2010. One-half of the director restricted stock “cliff” vested in August 2009 and the remaining restricted stock “cliff” vest in February 2011. Shares were granted at the fair market price of $10 which is the price paid by affiliates of Apollo and co-investors in connection with the purchase of Domus shares on the date the merger was consummated.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2 million and $5 million related to the incentive equity awards granted by Holdings for the three and nine months ended September 30, 2009, respectively, and expense of $2 million and $6 million for the three and nine months ended September 30, 2008, respectively.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Stock
	A	B	C
Outstanding at December 31, 2008	7.96	3.96	3.96	0.23
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(0.15)	(0.08)	(0.08)	—

Outstanding at September 30, 2009	7.81	3.88	3.88	0.23

Exercisable at September 30, 2009	2.59	—	—	—

Weighted average remaining contractual term (years)	7.75	7.75	7.75
Weighted average grant date fair value per share	$3.67	$3.00	$2.46	$10.00

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at September 30, 2009	2.59	$10.00	7.72 years	$—

As of September 30, 2009, there was $16 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $21 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and restricted stock will be recorded in future periods as compensation expense over a weighted average period of approximately 2.6 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

8.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant stockholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is responsible for 62.5% of the contingent liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, then the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The majority of the liabilities allocated in 2006 have been classified as due to former parent in the Condensed Consolidated Balance Sheet as the Company is obligated to indemnify Cendant for these contingent liabilities and therefore payments are typically made to the third party through the former parent. The due to former parent balance was $502 million and $554 million at September 30, 2009 and December 31, 2008, respectively. The net decrease in the due to former parent balance from December 31, 2008 to September 30, 2009 is primarily due to the $62 million payment of the Realogy’s portion of the Credentials summary judgment award. See Note 9 “Commitments and Contingencies” for the resolution of this matter.

The largest category of contingent liabilities included in due to former parent relates to contingent tax liabilities. The amount of contingent tax liabilities was $364 million and $366 million at September 30, 2009 and December 31, 2008, respectively. The remaining portion of the contingent liabilities include liabilities relating to (i) accrued interest on the contingent tax liabilities, (ii) Cendant’s terminated or divested businesses, and (iii) the residual portion of accruals for Cendant operations.

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

In connection with these agreements, the Company recorded net revenues of $2 million and $5 million for the three and nine months ended September 30, 2009, respectively, and net revenues of $2 million and $5 million for the three and nine months ended September 30, 2008, respectively. The Company recorded equity earnings of $5 million and $17 million for the three and nine months ended September 30, 2009, respectively, compared to equity losses of $30 million and $26 million for the three and nine months ended September 30, 2008, respectively. In June and September 2009, the Company received dividend distributions from PHH Home Loans of $3 million and $5 million, respectively.

In the third quarter of 2008, an impairment analysis was completed by PHH Home Loans. As a result of lower long-term financial forecasts and a higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge in equity (earnings) losses of unconsolidated entities of $31 million. As a result of the impairment analysis completed by PHH Home Loans, the Company performed an impairment analysis of its investment in the entity utilizing the lower financial forecasts and recognized an incremental impairment loss of $14 million for the three months ended September 30, 2008.

Transactions with Affinion Group Holdings, Inc. (an Affiliate of Apollo)

On June 30, 2008, Affinion Group, Inc., a wholly owned subsidiary of Affinion, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. In connection with the transaction, on June 30, 2008, Realogy agreed to pay approximately $8 million in the aggregate (a portion payable at closing and the balance over a three-year period) as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The second payment of $2 million was paid in July 2009 leaving a remaining liability of $3 million.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the nine months ended September 30, 2009 and 2008, the Company has recognized revenue and expenses related to these transactions of less than $1 million in the aggregate in each period.

9.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) contending that the affiliated business relationship between NRT and Title Resource Group is an inherent breach of an agent’s fiduciary duty to the customer; (iii) contending that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (iv) contending that NRT’s legal assistance program constitutes the illegal sale of insurance; and (v) concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services.

In Homestore.com Securities Litigation, this action was settled in July 2008, subject to notice to class members and Court approval. The court granted preliminary approval of the settlement in December 2008 and final approval of the settlement in March 2009. Under the terms of the settlement, Cendant agreed to receive approximately $11.5 million, plus interest, but waived its right to the remaining $4 million cash escrow balance. Cendant also waived any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf. Under the terms of the Separation Agreement, Realogy is entitled to 100% of the proceeds payable to Cendant under the settlement agreement. On April 27, 2009, Realogy received $11 million of settlement proceeds and will be entitled to an additional $0.8 million when the individual settlements of this action are distributed to all defendants by the plaintiffs.

The foregoing cases are in addition to the former parent contingent liability matters disclosed in Note 8 “Separation Adjustments and Transactions with Former Parent and Subsidiaries,” under which Realogy and

Wyndham are responsible for 62.5% and 37.5%, respectively, of any former parent liability. The former parent contingent liabilities include a nine-year old legacy Cendant litigation matter not related to real estate, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”), in which the district court in September 2007 granted summary judgment on the breach of contract claims asserted by the plaintiffs. The summary judgment award plus interest through June 30, 2009 for Cendant is approximately $98 million and also provides for the award of attorneys’ fees to the plaintiff. The Company has reserved $66 million for this matter as of June 30, 2009. On July 1, 2009, following oral argument held on June 26, 2009, the appellate court affirmed the trial court’s decisions and, on July 23, 2009, the summary judgment award was paid in full (including $62 million to satisfy Realogy’s 62.5% of the liability). Promptly thereafter, the court entered a satisfaction of judgment (subject to plaintiffs’ right to petition the trial court for reasonable attorneys’ fees) and cancelled the surety bonds. On September 14, 2009, the Plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs, comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. The Company believes the amount requested does not represent reasonable attorneys’ fees and therefore has accrued a lesser amount, which it believes is representative of reasonable attorneys’ fees.

The Company believes that it has adequately accrued for such legal matters as appropriate or for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, there may be greater risk of unfavorable resolutions following the recent economic downturn due to various factors including the absence of other defendants (due to business failures) that may be the real cause of the liability and greater negative sentiment toward corporate defendants. As such, we could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on our financial condition, results of operations or cash flows in any particular period.

Tax Matters

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and in recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of ASC 740, “Income Taxes” (previously FIN 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”) and are currently maintained on the Company’s Balance Sheet.

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are responsible for 62.5% of certain payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries; the operations (or former operations) which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination of Cendant’s taxable years 2003 through 2006 may be completed in the first half of 2010. The tax indemnification accruals for Cendant’s tax matters of $364 million at September 30, 2009 are provided for in accordance with ASC 450 “Contingencies” (previously SFAS No. 5, “Accounting for Contingencies.”)

Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in tax and other liabilities for us that are materially in excess of those reflected in our historical financial statements. As a result, the pending audit or any litigation relating thereto, or any dispute under the Tax Sharing Agreement, could have a material adverse effect on our financial condition, results of operations and cash flows.

Contingent Liability Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit back-stops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities as discussed in Note 8, “Separation Adjustments and Transactions with Former Parent and Subsidiaries”.

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

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $353 million and $240 million at September 30, 2009 and December 31, 2008, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

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

	Revenues(a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Real Estate Franchise Services	$151	$172	$399	$508
Company Owned Real Estate Brokerage Services	896	1,026	2,151	2,852
Relocation Services	92	129	243	362
Title and Settlement Services	91	84	247	259
Corporate and Other(b)	(61)	(70)	(156)	(201)

Total Company	$1,169	$1,341	$2,884	$3,780

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $61 million and $156 million for the three and nine months ended September 30, 2009, respectively, and $70 million and $201 million for the three and nine months ended September 30, 2008, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $11 million and $26 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three and nine months ended September 30, 2009, respectively, and $14 million and $33 million during the three and nine months ended September 30, 2008, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended September 30,(a)		Nine Months Ended September 30,(b)
	2009	2008	2009	2008
Real Estate Franchise Services	$107	$98	$236	$286
Company Owned Real Estate Brokerage Services	48	(9)	(12)	(42)
Relocation Services	34	39	106	62
Title and Settlement Services	10	9	17	12
Corporate and Other	54	(8)	29	(24)

Total Company	253	129	376	294
Less:
Depreciation and amortization	48	54	147	165
Interest expense, net	139	152	430	468
Income tax expense (benefit)	8	(27)	15	(129)

Net income (loss) attributable to Realogy	$58	$(50)	$(216)	$(210)

(a)	Includes $15 million of restructuring costs and $5 million of former parent legacy costs for the three months ended September 30, 2009, compared to $15 million of restructuring costs for the three months ended September 30, 2008.
(b)	Includes $59 million of restructuring costs offset by a benefit of $37 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $18 million of expenses recorded at Corporate) for the nine months ended September 30, 2009, compared to $38 million of restructuring costs and $2 million of merger costs offset by a benefit of $1 million of former parent legacy items for the nine months ended September 30, 2008. EBITDA for the nine months ended September 30, 2008 for the Company Owned Real Estate Brokerage Services segment also includes a $31 million impairment charge which represents the Company’s portion of an impairment recorded by PHH Home Loans as well as an incremental impairment charge of $14 million recorded by the Company for its investment in PHH Home Loans.

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$877	$1	$—	$878
Service revenue	—	123	51	—	174
Franchise fees	—	79	—	—	79
Other	—	36	2	—	38

Net revenues	—	1,115	54	—	1,169

Expenses
Commission and other agent-related costs	—	567	—	—	567
Operating	—	275	34	—	309
Marketing	—	38	—	—	38
General and administrative	17	44	2	—	63
Former parent legacy costs (benefit), net	5	—	—	—	5
Restructuring costs	—	15	—	—	15
Depreciation and amortization	2	46	—	—	48
Interest expense/(income), net	139	—	—	—	139
Gain on extinguishment of debt	(75)	—	—	—	(75)
Other (income)/expense, net	(1)	—	—	—	(1)
Intercompany transactions	1	(1)	—	—	—

Total expenses	88	984	36	—	1,108

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(88)	131	18	—	61
Income tax expense (benefit)	(50)	51	7	—	8
Equity in earnings of unconsolidated entities	—	—	(6)	—	(6)
Equity in (earnings) losses of subsidiaries	(96)	(16)	—	112	—

Net income (loss)	58	96	17	(112)	59
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$58	$96	$16	$(112)	$58

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,095	$1	$—	$2,096
Service revenue	—	332	137	—	469
Franchise fees	—	201	—	—	201
Other	—	114	4	—	118

Net revenues	—	2,742	142	—	2,884

Expenses
Commission and other agent-related costs	—	1,336	—	—	1,336
Operating	1	856	93	—	950
Marketing	—	122	2	—	124
General and administrative	36	137	6	—	179
Former parent legacy costs (benefit), net	18	(55)	—	—	(37)
Restructuring costs	3	56	—	—	59
Depreciation and amortization	7	139	1	—	147
Interest expense/(income), net	429	1	—	—	430
Gain on extinguishment of debt	(75)	—	—	—	(75)
Other (income)/expense, net	(12)	—	1	—	(11)
Intercompany transactions	4	(4)	—	—	—

Total expenses	411	2,588	103	—	3,102

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(411)	154	39	—	(218)
Income tax expense (benefit)	(76)	71	20	—	15
Equity in (earnings) losses of unconsolidated entities	—	—	(18)	—	(18)
Equity in (earnings) losses of subsidiaries	(119)	(36)	—	155	—

Net income (loss)	(216)	119	37	(155)	(215)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$(216)	$119	$36	$(155)	$(216)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,006	$1	$—	$1,007
Service revenue	—	150	52	—	202
Franchise fees	—	88	—	—	88
Other	—	44	—	—	44

Net revenues	—	1,288	53	—	1,341

Expenses
Commission and other agent-related costs	—	656	—	—	656
Operating	—	366	32	—	398
Marketing	—	49	1	—	50
General and administrative	12	44	3	—	59
Restructuring costs	—	15	—	—	15
Impairment of investment in unconsolidated entity	—	—	14	—	14
Depreciation and amortization	2	52	—	—	54
Interest expense/(income), net	152	—	—	—	152
Other (income)/expense, net	(5)	(6)	—	—	(11)
Intercompany transactions	5	(5)	—	—	—

Total expenses	166	1,171	50	—	1,387

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(166)	117	3	—	(46)
Income tax expense (benefit)	(68)	53	(12)	—	(27)
Equity in (earnings) losses of unconsolidated entities	—	—	30	—	30
Equity in (earnings) losses of subsidiaries	(48)	16	—	32	—

Net income (loss)	(50)	48	(15)	(32)	(49)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$(50)	$48	$(16)	$(32)	$(50)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,793	$2	$—	$2,795
Service revenue	—	451	143	—	594
Franchise fees	—	252	—	—	252
Other	—	143	(4)	—	139

Net revenues	—	3,639	141	—	3,780

Expenses
Commission and other agent-related costs	—	1,827	—	—	1,827
Operating	1	1,154	94	—	1,249
Marketing	—	162	3	—	165
General and administrative	29	140	8	—	177
Former parent legacy costs (benefit), net	(1)	—	—	—	(1)
Restructuring costs	—	38	—	—	38
Merger costs	1	1	—	—	2
Impairment of investment in unconsolidated entity	—	—	14	—	14
Depreciation and amortization	7	157	1	—	165
Interest expense/(income), net	466	2	—	—	468
Other (income)/expense, net	(5)	(6)	—	—	(11)
Intercompany transactions	16	(16)	—	—	—

Total expenses	514	3,459	120	—	4,093

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(514)	180	21	—	(313)
Income tax expense (benefit)	(205)	80	(4)	—	(129)
Equity in (earnings) losses of unconsolidated entities	—	—	25	—	25
Equity in (earnings) losses of subsidiaries	(99)	1	—	98	—

Net income (loss)	(210)	99	—	(98)	(209)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$(210)	$99	$(1)	$(98)	$(210)

Condensed Consolidating Balance Sheet

As of September 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$137	$19	$41	$(5)	$192
Trade receivables, net	—	110	26	—	136
Relocation receivables	—	(22)	422	—	400
Deferred income taxes	(17)	56	—	—	39
Intercompany note receivable	—	—	18	(18)	—
Due from former parent	3	—	—	—	3
Other current assets	11	67	15	—	93

Total current assets	134	230	522	(23)	863
Property and equipment, net	25	187	1	—	213
Goodwill	—	2,576	—	—	2,576
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,992	—	—	2,992
Other intangibles, net	—	460	—	—	460
Other non-current assets	111	76	44	—	231
Investment in subsidiaries	7,971	108	—	(8,079)	—

Total assets	$8,241	$7,361	$567	$(8,102)	$8,067

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$21	$97	$7	$(5)	$120
Securitization obligations	—	—	379	—	379
Intercompany note payable	—	18	—	(18)	—
Due to former parent	502	—	—	—	502
Current portion of long-term debt	32	—	—	—	32
Accrued expenses and other current liabilities	220	283	26	—	529
Intercompany payables	1,651	(1,685)	34	—	—

Total current liabilities	2,426	(1,287)	446	(23)	1,562
Long-term debt	6,522	—	—	—	6,522
Deferred income taxes	(561)	1,346	—	—	785
Other non-current liabilities	82	47	13	—	142
Intercompany liabilities	716	(716)	—	—	—

Total liabilities	9,185	(610)	459	(23)	9,011

Total stockholder’s equity (deficit)	(944)	7,971	108	(8,079)	(944)

Total liabilities and stockholder’s equity (deficit)	$8,241	$7,361	$567	$(8,102)	$8,067

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$378	$26	$36	$(3)	$437
Trade receivables, net	—	110	30	—	140
Relocation receivables	—	(36)	801	—	765
Relocation properties held for sale	—	(13)	35	—	22
Deferred income taxes	36	56	—	—	92
Intercompany note receivable	—	50	18	(68)	—
Due from former parent	3	—	—	—	3
Other current assets	12	83	114	(97)	112

Total current assets	429	276	1,034	(168)	1,571
Property and equipment, net	29	245	2	—	276
Goodwill	—	2,572	—	—	2,572
Trademarks	—	732	—	—	732
Franchise agreements, net	—	3,043	—	—	3,043
Other intangibles, net	—	480	—	—	480
Other non-current assets	126	78	34	—	238
Investment in subsidiaries	7,850	151	—	(8,001)	—

Total assets	$8,434	$7,577	$1,070	$(8,169)	$8,912

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$14	$209	$10	$(100)	$133
Securitization obligations	—	—	703	—	703
Intercompany note payable	—	18	50	(68)	—
Due to former parent	554	—	—	—	554
Revolving credit facility and current portion of long-term debt	547	—	—	—	547
Accrued expenses and other current liabilities	164	320	29	—	513
Intercompany payables	1,300	(1,416)	116	—	—

Total current liabilities	2,579	(869)	908	(168)	2,450
Long-term debt	6,213	—	—	—	6,213
Deferred income taxes	(428)	1,254	—	—	826
Other non-current liabilities	98	54	11	—	163
Intercompany liabilities	712	(712)	—	—	—

Total liabilities	9,174	(273)	919	(168)	9,652

Total stockholder’s equity (deficit)	(740)	7,850	151	(8,001)	(740)

Total liabilities and stockholder’s equity (deficit)	$8,434	$7,577	$1,070	$(8,169)	$8,912

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(402)	$174	$564	$(32)	$304

Investing activities
Property and equipment additions	(2)	(21)	—	—	(23)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(5)	—	—	(5)
Change in restricted cash	—	—	4	—	4
Intercompany dividend	—	63	—	(63)	—
Intercompany note receivable	—	50	—	(50)	—

Net cash provided by (used in) investing activities	(2)	87	4	(113)	(24)

Financing activities
Net change in revolving credit facility	(515)	—	—	—	(515)
Proceeds from issuance of Second Lien Loans	365	—	—	—	365
Repayments made for term loan facility	(24)	—	—	—	(24)
Net change in securitization obligations	—	—	(336)	—	(336)
Debt issuance costs	(8)	—	—	—	(8)
Intercompany dividend	—	—	(93)	93	—
Intercompany note payable	—	—	(50)	50	—
Intercompany transactions	346	(261)	(85)	—	—
Other, net	(1)	(7)	(2)	—	(10)

Net cash provided by (used in) financing activities	163	(268)	(566)	143	(528)

Effect of changes in exchange rates on cash and cash equivalents	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(241)	(7)	5	(2)	(245)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$137	$19	$41	$(5)	$192

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(426)	$283	$146	$41	$44

Investing activities
Property and equipment additions	(2)	(33)	(1)	—	(36)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(12)	—	—	(12)
Proceeds from the sale of property and equipment	—	7	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	12	—	—	—	12
Investment in unconsolidated entities	—	(3)	(1)	—	(4)
Proceeds from the sale of a joint venture	—	12	—	—	12
Change in restricted cash	—	—	1	—	1
Intercompany note receivable	—	44	(17)	(27)	—
Other, net	—	—	7	—	7

Net cash provided by (used in) investing activities	10	15	(11)	(27)	(13)

Financing activities
Net change in revolving credit facility	280	—	—	—	280
Repayments made for term loan credit facility	(24)	—	—	—	(24)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(147)	—	(147)
Intercompany dividend	—	—	(16)	16	—
Intercompany note payable	—	17	(44)	27	—
Intercompany transactions	236	(317)	81	—	—
Other, net	(6)	(7)	(1)	—	(14)

Net cash provided by (used in) financing activities	486	(317)	(127)	43	85

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	70	(19)	8	57	116
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$190	$37	$44	$(2)	$269

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of September 30, 2009, we had approximately 14,500 franchised and company owned offices and 268,000 sales associates operating under our brands in the U.S. and 92 other countries and territories around the world, which included approximately 770 of our company owned and operated brokerage offices with approximately 47,000 sales associates.

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

Merger Agreement with Affiliates of Apollo Management VI, L.P.

In December 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). The Merger was consummated on April 10, 2007. As a result of the Merger, Realogy became an indirect wholly-owned subsidiary of Holdings.

The Company incurred substantial indebtedness in connection with the Merger and related transactions. See Note 5 “Short and Long-Term Debt” for additional information on the indebtedness incurred related to the Merger. Our high level of debt limits our investment and acquisition opportunities and forces us to manage our business very cautiously to meet our debt service obligations while maintaining adequate cash for operational purposes. A continuing industry or economic downturn will put even greater pressure on the Company and increase the difficulties we face in managing our substantial debt as discussed more fully under “Risk Factors” in our 2008 Form 10-K.

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

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend has continued from 2006 through the first half of 2009. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole—the hardest hit areas have been those areas that had experienced the greatest speculation and/or year over year price appreciation. The overall slowdown in transaction activity caused a buildup of inventories of housing, particularly at the high end of the market, and an increase in short sale and foreclosure activity. These factors combined with the contraction in the mortgage financing market have contributed to heightened buyer caution regarding timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

The housing market is also being significantly impacted by consumer sentiment about the overall state of the economy, particularly ongoing consumer anxiety over negative economic growth and rising unemployment. The weak conditions in the job market and consumer confidence have continued to put pressure on homesale transactions and more downward pressure on homesale prices. According to the Conference Board, a New York based industry research group, the consumer confidence index decreased from 90.6 in December 2007 to 50.4 in June 2008 and then fell further to an all-time low of 25.0 in February 2009. The consumer confidence index rose to 54.9 in May 2009 and then remained stagnant in the low 50’s through September 2009. In October 2009, the index declined to 47.7 as the short term outlook has grown more negative.

The homebuyer tax credit is one of the provisions of the American Recovery and Reinvestment Act which was signed into law on February 17, 2009. The Act makes available an $8,000 tax credit to first-time home buyers for the purchase of a principal residence and is available for homes purchased on or after January 1, 2009 and before December 1, 2009. It is believed by NAR and FNMA that the tax credit has helped to stimulate housing activity. On November 6, 2009, the President signed into law an extension and expansion of the homebuyer tax credit. The new bill provides for an extension of the $8,000 credit for first-time homebuyers and the expansion of the tax credit to a significant portion of move-up buyers. The limit for move-up buyers is $6,500. To qualify, both categories of homebuyers have until April 30, 2010 to be under binding contract, and they must close on the purchase/sale no later that June 30, 2010. Income limits were increased to $125,000 for individuals and $225,000 for married couples, and there is a purchase price limit of $800,000. In addition to the requirement that all qualifying purchases must be primary residences (not investment properties), all move-up buyers must have lived in their current home for the past five years in order to be eligible for the credit.

A continued decline in homesale transactions or prices due to some or all of the factors discussed above will adversely affect our revenue and profitability. Leading into and during the first nine months of 2009, we believe there was a significant shift in homesale transaction activity to the low and mid-price points of the housing market relative to the high end. This is in contrast to the first nine months of 2008 when the low and mid-price point homesale activity was declining more significantly than the high end. The net effect of this shift caused a more significant reduction in the year over year average homesale price, particularly in our Company Owned Real Estate Brokerage Services business.

Many of the same negative trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have been negatively impacted by the negative economic growth and rising unemployment and there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.

Homesales

Existing homesale volume has continued to decline from 2006 through 2008 and continued to decline through the first half of 2009 as reflected in the table below. Our recent financial results confirm that this negative trend continued into the first half of 2009 as evidenced by homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. In the third quarter of 2009, homesale activity was equal to or exceeded last year’s activity albeit at a lower average selling price.

	2009 vs. 2008
	Full Year Forecasted	Third Quarter	Second Quarter	First Quarter	2008 vs. 2007 Full Year	2007 vs. 2006 Full Year
Number of Homesales
Industry
NAR(a)	1%	5%	(3%)	(7%)	(13%)	(13%)
FNMA(a)	—%	2%	(3%)	(7%)	(13%)	(13%)
Realogy
Real Estate Franchise Services		—%	(8%)	(15%)	(18%)	(19%)
Company Owned Real Estate Brokerage Services		1%	(9%)	(12%)	(16%)	(17%)

(a)	Existing homesale data is as of October 2009 for NAR and FNMA.

Existing homesale volume was reported by NAR to be approximately 4.9 million homes for 2008 compared to 5.7 million homes in 2007 and the high of 7.1 million homes in 2005. NAR, as of October 2009, is forecasting that 2009 existing homesales will increase to approximately 5.0 million homes, while FNMA, as of October 2009, is forecasting that 2009 existing homesales will remain at 4.9 million homes.

For 2010 compared to 2009, NAR and FNMA as of October 2009 forecast an increase in existing homesale transactions of 9% and 11%, respectively.

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold increased from 2001 to 2005 at a compound annual growth rate, or CAGR, of 7.3% compared to a CAGR of 3.0% from 1972 to 2000. According to NAR, the rate of increase slowed significantly in 2006 and declined in 2007 and

2008 for the first time since 1972 (when NAR began reporting statistics) as reflected in the table below. NAR and FNMA expect that these declines will continue in 2009 and our recent financial results confirm that this declining pricing trend continued in the first nine months of 2009 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. The decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment is being impacted by an increase in REO and short sale activity as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas.

	2009 vs. 2008
	Full Year Forecasted	Third Quarter	Second Quarter	First Quarter	2008 vs. 2007 Full Year	2007 vs. 2006 Full Year
Price of Homes
Industry
NAR(a)	(13%)	(13%)	(16%)	(16%)	(10%)	(1%)
FNMA(a)	(11%)	(6%)	(16%)	(16%)	(10%)	(1%)
Realogy
Real Estate Franchise Services		(10%)	(15%)	(15%)	(7%)	(1%)
Company Owned Real Estate Brokerage Services		(14%)	(24%)	(32%)	(10%)	8%

(a)	Existing homesale price data is for median price and is as of October 2009 for NAR and FNMA.

For 2010 compared to 2009, NAR, as of October 2009, forecasts an increase in median homesale price of 4% while FNMA, as of October 2009, forecasts a 2% decrease.

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

Home Inventory

According to NAR, the number of existing homes for sale decreased from 4.0 million homes at December 2007 to 3.7 million homes at December 2008 which represented a seasonally adjusted 10.5 months of supply. The number of existing homes for sale in September 2009 was 3.6 million homes which represents a seasonally adjusted 7.8 months of supply. The inventory level has improved but the supply remains higher than average and could increase due to the release of homes held by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines in 2007, 2008 and the first nine months of 2009. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The monthly housing affordability index improved to 162.7 for the month of September 2009 from 137.6 for the month of September 2008. This housing affordability improvement could favorably impact a housing recovery.

Other Factors

Interest rates continue to be at historically low levels. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from 6.0% in 2008 to 5.1% for the month of September 2009. However, mortgage underwriting standards remain conservative, thereby mitigating some of the favorable impact of lower interest rates. In addition, the Federal Open Market Committee of the Federal Reserve announced on September 23, 2009 that it will gradually slow the purchase of mortgage-backed securities, anticipating that it will complete the purchase of up to $1.25 billion of the securities by March 2010. The end of this program could result in higher mortgage rates.

During the current downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, we have had to record additional bad debt expense and development advance note reserve expense in the first nine months of 2009. In addition, we have had to terminate franchisees more frequently due to non-reporting and non-payment. We continue to actively monitor the collectability of receivables and notes from our franchisees due to the current state of the housing market and this assessment could result in an increase in our allowance for doubtful accounts and reserve for development advance notes in the future.

The real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The business also is affected by interest rate volatility. Also, tightened mortgage underwriting criteria limits many customers’ ability to qualify for a mortgage. Typically, if mortgage rates fall or remain low, the number of homesale transactions may increase as homeowners choose to move because financing appears affordable or renters decide to purchase a home for the first time. If mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay higher mortgage rates.

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

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction. Our Real Estate Franchise Services segment is impacted by the net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty per side. Of these measures, closed homesale sides, average homesale price, average homesale broker commission rate and net effective royalty rate are the most critical to our business and therefore have the greatest impact on our operating results.

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was, prior to 2006, more than offset by increases in homesale prices. From 2006 through the first nine months of 2009, the average homesale broker commission rate our franchisees receive from their customers and we receive from our customers has increased; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will resume.

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

The sustained decline in existing homesales and sustained decline in home prices has and could continue to adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, and reducing the referral fees earned by our relocation services business. Our results could also be negatively affected by a decline in commission rates charged by brokers.

The following table presents our drivers for the three and nine months ended September 30, 2009 and 2008. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	% Change		2009	2008	% Change
Real Estate Franchise Services(a)
Closed homesale sides	281,973	281,158	—		719,682	772,803	(7%)
Average homesale price	$194,881	$216,164	(10%)		$189,600	$217,555	(13%)
Average homesale broker commission rate	2.53%	2.52%	1	bps	2.55%	2.51%	4	bps
Net effective royalty rate	5.11%	5.06%	5	bps	5.12%	5.07%	5	bps
Royalty per side	$260	$285	(9%)		$257	$288	(11%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	81,025	80,296	1%		200,886	214,167	(6%)
Average homesale price	$407,398	$474,172	(14%)		$384,930	$495,979	(22%)
Average homesale broker commission rate	2.49%	2.48%	1	bps	2.51%	2.48%	3	bps
Gross commission income per side	$10,816	$12,468	(13%)		$10,413	$13,002	(20%)

Relocation Services
Initiations	28,871	34,194	(16%)		89,622	109,388	(18%)
Referrals	20,320	21,767	(7%)		48,388	56,642	(15%)

Title and Settlement Services
Purchase title and closing units	30,653	30,718	—		77,611	87,666	(11%)
Refinance title and closing units	14,493	7,622	90%		57,119	29,396	94%
Average price per closing unit	$1,405	$1,552	(9%)		$1,293	$1,507	(14%)

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

RESULTS OF OPERATIONS

Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. As discussed above under “Industry Trends,” our results of operations are significantly impacted by industry and economic factors that are beyond our control.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Our consolidated results comprised the following:

	Three Months Ended September 30,
	2009	2008	Change
Net revenues	$1,169	$1,341	$(172)
Total expenses(1)	1,108	1,387	(279)

Net income (loss) before income taxes, equity in earnings and noncontrolling interests	61	(46)	107
Income tax expense (benefit)	8	(27)	35
Equity in (earnings) losses of unconsolidated entities	(6)	30	(36)

Net income (loss)	59	(49)	108
Less: Net income attributable to noncontrolling interests	(1)	(1)	—

Net income (loss) attributable to Realogy	$58	$(50)	$108

(1)	Total expenses for the three months ended September 30, 2009 include $15 million of restructuring costs and $5 million of former parent legacy costs offset by a gain on extinguishment of debt of $75 million. Total expenses for the three months ended September 30, 2008 include $15 million of restructuring costs and a $14 million impairment in an investment in an unconsolidated entity, PHH Home Loans.

Net revenues decreased $172 million (13%) for the third quarter of 2009 compared with the third quarter of 2008 principally due to a decrease in revenues across all of our operating segments (except for the title and settlement services segment) primarily due to decreases in the average price of homes sold.

Total expenses decreased $279 million (20%) primarily due to the following:

•	a decrease of $89 million of commission expenses paid to real estate agents due to lower gross commission income and an improvement in the commission split rate;

•

a decrease of $101 million in operating and marketing expenses primarily due to restructuring activities implemented in 2008 and the first nine months of 2009 and the exit of the at-risk government business;

•	a gain on the extinguishment of debt of $75 million; and

•	a decrease in interest expense of $13 million as a result of lower interest rates.

Our income tax expense for the three months ended September 30, 2009 was $8 million. The components of our income tax expense are as follows:

•	no U.S. Federal income tax benefit was recognized for the current period loss due to a valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions; and

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

We currently forecast that the 2009 income tax expense will be approximately $19 million.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			EBITDA(b)			Margin
	2009	2008	% Change	2009	2008	% Change	2009	2008	Change
Real Estate Franchise Services	$151	$172	(12%)	$107	$98	9%	71%	57%	14
Company Owned Real Estate Brokerage Services(c)	896	1,026	(13)	48	(9)	633	5	(1)	6
Relocation Services	92	129	(29)	34	39	(13)	37	30	7
Title and Settlement Services	91	84	8	10	9	11	11	11	—
Corporate and Other(a) (d)	(61)	(70)	*	54	(8)	*

Total Company	$1,169	$1,341	(13%)	$253	$129	96%	22%	10%	12

Less: Depreciation and amortization				48	54
Interest expense, net				139	152
Income tax expense (benefit)				8	(27)

Net income (loss) attributable to Realogy				$58	$(50)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $61 million and $70 million during the three months ended September 30, 2009 and 2008, respectively.
(b)	Includes $15 million of restructuring costs and $5 million of former parent legacy costs for the three months ended September 30, 2009, compared to $15 million of restructuring costs for the three months ended September 30, 2008.
(c)	For the three months ended September 30, 2008, Company Owned Real Estate Brokerage Services EBITDA includes a loss of $30 million in equity earnings as a result of PHH Home Loans impairment of $31 million and a $14 million incremental impairment of the Company’s investment in PHH Home Loans.
(d)	Includes a gain on the extinguishment of debt of $75 million for the three months ended September 30, 2009.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased twelve percentage points for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to a gain on extinguishment of debt of $75 million, the absence in 2009 of impairment charges related to our investment in PHH Home Loans and cost-savings implemented at all of the business units.

On a segment basis, the Real Estate Franchise Services segment margin increased fourteen percentage points to 71% from 57% in the prior period. The three months ended September 30, 2009 reflected a decrease in average homesale price offset by lower bad debt expense and development advance note reserve expense and the impact of cost-saving initiatives. The Company Owned Real Estate Brokerage Services segment margin increased six percentage points to 5% from negative 1% in the comparable prior period. The three months ended September 30, 2009 reflected a slight increase in the number of homesale transactions, a decrease in the average homesale price and the absence in 2009 of impairment charges related to our investment in PHH Home Loans which were recorded in the third quarter of 2008, offset by lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin increased seven percentage points to 37% from 30% in the comparable prior period primarily due to lower operating expenses primarily as a result of restructuring and cost-saving activities. The Title and Settlement Services segment margin remained consistent at 11% compared to the prior period.

The Corporate and Other EBITDA for the three months ended September 30, 2009 was a positive $54 million compared to a negative $8 million in the same period in 2008. The increase in EBITDA was primarily due a gain on debt extinguishment of $75 million offset by a reduction of $5 million in former parent legacy benefits, $4 million of debt modification expenses and the absence of $5 million of insurance proceeds received in the third quarter of 2008.

Real Estate Franchise Services

Revenues decreased $21 million to $151 million and EBITDA increased $9 million to $107 million for the three months ended September 30, 2009 compared with the same period in 2008.

The decrease in revenue was primarily driven by an $8 million decrease in third-party domestic franchisees royalty revenue due to a 10% decrease in the average homesale price while the number of homesale transactions from our third-party franchisees remained flat compared with the same period in 2008. In addition, marketing revenue and related marketing expenses decreased $1 million and $3 million, respectively, due to lower royalty volume and cost-cutting initiatives completed prior to the third quarter of 2009.

The decrease in revenue was also attributable to an $8 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $59 million and $67 million during the third quarter of 2009 and 2008, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The increase in EBITDA was principally due to a $12 million decrease in bad debt expense and development advance note reserve expense as a result of improving collection activity, a $7 million reduction in employee-related costs and benefits and a $6 million decrease in other operating expenses, primarily the result of cost-saving activities partially offset by the reduction in revenues discussed above.

Company Owned Real Estate Brokerage Services

Revenues decreased $130 million to $896 million and EBITDA increased $57 million to $48 million for the three months ended September 30, 2009 compared with the same period in 2008.

The decrease in revenues, excluding REO revenues, of $119 million was substantially comprised of reduced commission income earned on homesale transactions which was primarily driven by a 14% decrease in the average price of homes sold partially offset by a 1% increase in the number of homesale transactions. The decrease in the average homesale price of 14% is the result of a continuation of the shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas as well as a significant level of foreclosure and short sale activity in certain markets. We believe the 1% increase in homesale transactions is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $10 million to $15 million in the three months ended September 30, 2009 compared to the same period in 2008. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business tends to be countercyclical to the overall state of the housing market.

Despite the decrease in revenues discussed above, EBITDA increased $57 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to:

•	a decrease of $89 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $8 million in royalties paid to our real estate franchise services segment, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $9 million due to a shift to technology media marketing and other cost reduction initiatives;

•	a decrease of $36 million in other operating expenses, net of inflation, primarily due to restructuring, cost-saving activities and reduced employee costs;

•

an increase of $35 million in equity in earnings of unconsolidated entities related to our investment in PHH Home Loans, principally due to the absence in 2009 of the $31 million impairment charge recorded in equity (earnings) losses of unconsolidated entities in the third quarter of 2008; and

•	the absence in 2009 of the incremental impairment charge of $14 million recorded in the third quarter of 2008 related to the Company’s investment in PHH Home Loans.

To counteract the revenue decline, the Company has implemented significant cost-saving measures which have substantially reduced fixed costs associated with operating a full service real estate brokerage business. The realization of these cost-saving measures has been able to offset the overall decline in revenues for the current period.

Relocation Services

Revenues decreased $37 million to $92 million and EBITDA decreased $5 million to $34 million for the three months ended September 30, 2009 compared with the same period in 2008.

The decrease in revenues was primarily driven by:

•	a decrease of $18 million in at-risk homesale revenue mainly due to the elimination of the government portion of our at-risk business;

•	a $10 million decrease in referral fee revenue primarily due to lower domestic transaction volume as a result of lower homesale authorization volume;

•	a $5 million decrease in relocation service fee revenues, primarily due to lower domestic transaction volume; and

•	a $2 million decrease in international revenue due to lower transaction volume.

EBITDA decreased for the three months ended September 30, 2009 compared with the same period in 2008 due to the reduction in revenues discussed above partially offset by a $12 million reduction in costs for at-risk homesale transactions as a result of the elimination of the government portion of our at-risk business, a decrease of $13 million of other operating expenses primarily as a result of cost-saving activities and reduced employee costs, and the absence in 2009 of $5 million of costs related to the revaluation of foreign currency denominated transactions which occurred in the third quarter of 2008.

Title and Settlement Services

Revenues increased $7 million to $91 million and EBITDA increased $1 million to $10 million for the three months ended September 30, 2009 compared with the same period in 2008.

The increase in revenues is primarily driven by an increase of $6 million in volume from refinance transactions and a $1 million increase in underwriter revenue. EBITDA increased due to the increase in revenues as well as $2 million of reduced costs as a result of cost-saving initiatives, partially offset by the absence in 2009 of a $5 million gain from the sale of joint venture arrangements in the third quarter of 2008.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2009	2008	Change
Net revenues	$2,884	$3,780	$(896)
Total expenses(1)	3,102	4,093	(991)

Loss before income taxes, equity in earnings and noncontrolling interests	(218)	(313)	95
Income tax expense (benefit)	15	(129)	144
Equity in (earnings) losses of unconsolidated entities	(18)	25	(43)

Net loss	(215)	(209)	(6)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—

Net loss attributable to Realogy	$(216)	$(210)	$(6)

(1)	Total expenses for the nine months ended September 30, 2009 include $59 million of restructuring costs offset by a benefit of $37 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $18 million of expenses recorded at Corporate) and a gain on the extinguishment of debt of $75 million. Total expenses for the nine months ended September 30, 2008 include $38 million of restructuring costs, a $14 million impairment in an investment in an unconsolidated entity PHH Home Loans, and $2 million of merger costs offset by a benefit of $1 million of former parent legacy items.

Net revenues decreased $896 million (24%) for the nine months of 2009 compared with the nine months of 2008 principally due to a decrease in revenues across all of our operating segments, primarily due to decreases in transaction side volume and the average price of homes sold.

Total expenses decreased $991 million (24%) primarily due to the following:

•	a decrease of $491 million of commission expenses paid to real estate agents due to lower gross commission income and changes in the average homesale broker commission rates;

•	a decrease of $340 million in operating and marketing expenses primarily due to restructuring activities implemented in 2008 and early 2009 and the exit of the at-risk government business;

•	a decrease in interest expense of $37 million as a result of decreasing interest rates;

•	an incremental increase of $36 million in former parent legacy benefit items primarily as a result of a net $49 million tax receivable prepayment from Wright Express Corporation;

•	a gain on the extinguishment of debt of $75 million; and

•	an offset for the incremental increase in restructuring charges of $21 million.

Our income tax expense for the nine months ended September 30, 2009 was $15 million. The components of our income tax expense are as follows:

•	no U.S. Federal income tax benefit was recognized for the current period loss due to a valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions; and

•	Income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

We currently forecast that the 2009 income tax expense will be approximately $19 million.

Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA(b)			Margin
	2009	2008	% Change	2009	2008	% Change	2009	2008	Change
Real Estate Franchise Services	$399	$508	(21%)	$236	$286	(17%)	59%	56%	3
Company Owned Real Estate Brokerage Services(c)	2,151	2,852	(25)	(12)	(42)	71	(1)	(1)	—
Relocation Services	243	362	(33)	106	62	71	44	17	27
Title and Settlement Services	247	259	(5)	17	12	42	7	5	2
Corporate and Other(a) (d)	(156)	(201)	*	29	(24)	*

Total Company	$2,884	$3,780	(24%)	$376	$294	28%	13%	8%	5

Less: Depreciation and amortization				147	165
Interest expense, net				430	468
Income tax expense (benefit)				15	(129)

Net loss attributable to Realogy				$(216)	$(210)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $156 million and $201 million during the nine months ended September 30, 2009 and 2008, respectively.
(b)	Includes $59 million of restructuring costs offset by a benefit of $37 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $18 million of expenses recorded at Corporate) for the nine months ended September 30, 2009, compared to $38 million of restructuring costs and $2 million of merger costs offset by a benefit of $1 million of former parent legacy items for the nine months ended September 30, 2008.
(c)	For the nine months ended September 30, 2008, Company Owned Real Estate Brokerage Services EBITDA includes a loss of $25 million in equity earnings as a result of PHH Home Loans impairment of $31 million and a $14 million incremental impairment of the Company’s investment in PHH Home Loans.
(d)	Includes a gain on the extinguishment of debt of $75 million for the nine months ended September 30, 2009.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased five percentage points for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a gain on extinguishment of debt of $75 million, the absence in 2009 of impairment charges related to our investment in PHH Home Loans and cost-savings implemented at all of the business units.

On a segment basis, the Real Estate Franchise Services segment margin increased three percentage points to 59% versus 56% in the comparable prior period. The nine months ended September 30, 2009 reflected a decrease in the number of homesale transactions and a decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and net effective royalty rate and the impact of cost-saving initiatives. The Company Owned Real Estate Brokerage Services segment margin remained consistent at negative 1% compared to the prior period. The nine months ended September 30, 2009 reflected a decrease in the number of homesale transactions, a decrease in the average homesale price and an increase in restructuring costs, partially offset by lower operating expenses primarily as a result of restructuring and cost-saving activities and the absence in 2009 of impairment charges related to our investment in PHH Home Loans which were recorded in the third quarter of 2008. The Relocation Services segment margin increased 27 percentage points to 44% from 17% in the comparable prior period primarily due to the tax receivable prepayment from Wright Express Corporation and due to lower operating expenses primarily as a result of restructuring and cost-saving activities. The Title and Settlement Services segment margin increased two percentage points to 7% from 5% in the comparable prior period. The increase in margin profitability was mainly attributable to lower volume related expenses as well as the result of cost-savings initiatives.

The Corporate and Other EBITDA for the nine months ended September 30, 2009 was a positive $29 million compared to a negative $24 million in the same period in 2008. The increase in EBITDA was primarily due to a gain on extinguishment of debt of $75 million and $11 million of litigation proceeds offset by $18 million reduction in legacy benefits, $4 million of debt modification expenses, a $2 million increase in restructuring costs and the absence of $5 million of insurance proceeds received in the third quarter of 2008.

Real Estate Franchise Services

Revenues decreased $109 million to $399 million and EBITDA decreased $50 million to $236 million for the nine months ended September 30, 2009 compared with the same period in 2008.

The decrease in revenue was driven by a $41 million decrease in third-party domestic franchisees royalty revenue due to a 7% decrease in the number of homesale transactions from our third-party franchisees and a 13% decrease in the average homesale price partially offset by a higher average homesale broker commission rate and net effective royalty rate. Revenue from foreign franchisees decreased $10 million. In addition, marketing revenue and related marketing expenses decreased $9 million and $11 million, respectively, due to lower royalty volume and cost-cutting initiatives completed prior to the third quarter of 2009.

The decrease in revenue was also attributable to a $42 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties, which approximated $147 million and $189 million during the first nine months of 2009 and 2008, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

The decrease in EBITDA was principally due to the reduction in revenues discussed above, partially offset by a $12 million decrease in bad debt expense and development advance note reserve expense as a result of improving collection activity, a $17 million reduction in employee related costs and benefits, and a $15 million decrease in other operating expenses, primarily the result of cost-saving activities.

Company Owned Real Estate Brokerage Services

Revenues decreased $701 million to $2,151 million and EBITDA increased $30 million to a negative $12 million for the nine months ended September 30, 2009 compared with the same period in 2008.

The decrease in revenues, excluding REO revenues, of $686 million was substantially comprised of reduced commission income earned on homesale transactions which was primarily driven by a 22% decrease in the average price of homes sold and a 6% decline in the number of homesale transactions, partially offset by an increase in the average homesale broker commission rate. The significant decrease in average homesale price of 22% is the result of a continuation of the shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas as well as a significant level of foreclosure and short sale activity in certain markets. We believe the 6% decline in homesale transactions is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $15 million to $51 million in the first nine months of 2009 compared to the same period in 2008. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business tends to be countercyclical to the overall state of the housing market.

Despite the decrease in revenues discussed above as well as an $11 million incremental increase in restructuring expenses, EBITDA increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to:

•	a decrease of $491 million in commission expenses paid to real estate agents as a result of the reduction in revenue and an improvement in the commission split rate;

•	a decrease of $42 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $32 million due to a shift to technology media marketing and other cost reduction initiatives;

•	a $5 million reduction in certain estimated business acquisition liabilities;

•	a decrease of $117 million of other operating expenses, net of inflation, primarily due to restructuring, cost-saving activities and reduced employee costs;

•

an increase of $43 million in equity in earnings of unconsolidated entities related to our investment in PHH Home Loans partially due to the absence in 2009 of the $31 million impairment charge recorded in equity (earnings) losses of unconsolidated entities in the third quarter of 2008; and

•	the absence in 2009 of the incremental impairment charge of $14 million recorded in the third quarter of 2008 related to the Company’s investment in PHH Home Loans.

To counteract the revenue decline, the Company has implemented significant cost-saving measures which have substantially reduced fixed costs associated with operating a full service real estate brokerage business. The realization of these cost-saving measures have substantially offset the overall decline in revenues for the nine months ended September 30, 2009.

Relocation Services

Revenues decreased $119 million to $243 million and EBITDA increased $44 million to $106 million for the nine months ended September 30, 2009 compared with the same period in 2008.

The decrease in revenues was primarily driven by:

•	a decrease of $71 million in at-risk homesale revenue mainly due to the elimination of the government portion of our at-risk business;

•	a $31 million decrease in referral fee revenue primarily due to lower domestic transaction volume as a result of lower homesale authorization volume as well as a decrease in average home values; and

•	a $16 million decrease in relocation service fee revenues primarily due to lower domestic transaction volume;

partially offset by:

•	$3 million of incremental international revenue due to increased transaction volume.

EBITDA for the nine months ended September 30, 2009 increased due to $6 million of recurring tax receivable payments from Wright Express Corporation (“WEX”) as well as a net $49 million tax receivable prepayment from WEX. The $49 million payment represents the payment in full of the remaining contingent obligations to Realogy under the Tax Receivable Agreement among WEX, Cendant Corporation (n/k/a Avis Budget Group, Inc.) and Cendant Mobility Services Corporation (n/k/a Cartus Corporation) which was entered into in February 2005. EBITDA was also positively impacted by a reduction in costs of $75 million for at-risk homesale transactions as a result of the elimination of the government portion of our at-risk business and a decrease of $38 million of other operating expenses primarily as a result of cost-saving activities and reduced employee costs. EBITDA was negatively impacted by the reduction in revenues discussed above as well as $7 million of restructuring expenses.

Title and Settlement Services

Revenues decreased $12 million to $247 million and EBITDA increased $5 million to $17 million for the nine months ended September 30, 2009 compared with the same period in 2008.

The decrease in revenues is primarily driven by $24 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment and a $3 million decrease in underwriter revenue, which was partially offset by a $12 million increase in volume from refinance transactions. EBITDA increased due to $27 million of lower costs as a result of lower transaction volume and cost-saving initiatives, partially offset by the reduction in revenues discussed above as well as the absence in 2009 of a $5 million gain from the sale of joint venture arrangements in the third quarter of 2008.

2009 Restructuring Program

During the first nine months of 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $75 million in 2009. As of September 30, 2009, the Company has recognized $62 million of this expense.

Restructuring charges by segment for the nine months ended September 30, 2009 are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of September 30, 2009
Real Estate Franchise Services	$—	$3	$(2)	$1
Company Owned Real Estate Brokerage Services	—	46	(23)	23
Relocation Services	—	8	(6)	2
Title and Settlement Services	—	2	(1)	1
Corporate and Other	—	3	(1)	2

	$—	$62	$(33)	$29

The table below shows restructuring charges and the corresponding payments and other reductions for the nine months ended September 30, 2009:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$17	$37	$8	$62
Cash payments and other reductions	(15)	(10)	(8)	(33)

Balance at September 30, 2009	$2	$27	$—	$29

2008 Restructuring Program

During 2008, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $58 million of restructuring expense in 2008 and the remaining liability at December 31, 2008 was $26 million.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception to September 30, 2009 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	9	17	—	26
Cash payments and other reductions(1)	(9)	(8)	—	(17)

Balance at September 30, 2009	$—	$9	$—	$9

(1)	During the nine months ended September 30, 2009, the Company utilized $16 million of the accrual and reversed $1 million in the Statement of Operations.

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008, the remaining liability was $8 million. During the nine months ended September 30, 2009, the Company utilized $3 million of the accrual and reversed $2 million in the Statement of Operations resulting in a remaining accrual of $3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30, 2009	December 31, 2008	Change
Total assets	$8,067	$8,912	$(845)
Total liabilities	9,011	9,652	(641)
Stockholder’s deficit	(944)	(740)	(204)

For the nine months ended September 30, 2009, total assets decreased $845 million primarily as a result of a reduction in relocation receivables of $365 million due to lower transaction volume and a decrease in homes in inventory, a decrease in relocation properties held for sale of $22 million due to the elimination of government at-risk homesale transactions, a decrease of $53 million in deferred tax assets, a decrease in property and equipment, net, of $63 million, and a decrease in franchise agreements, net of $51 million. Total liabilities decreased $641 million principally due to decreased securitization obligations of $324 million, a $515 million decrease in net revolver credit facility borrowings, a decrease of $52 million in amounts due to former parent, and a $41 million decrease in deferred income taxes offset by increased debt of $309 million related to Second Lien Loan borrowings. Total stockholder’s deficit increased $204 million primarily due to the net loss of $215 million for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position has been and may continue to be negatively affected by (i) unfavorable conditions in the real estate or relocation market, including adverse changes in interest rates, (ii) access to our relocation securitization programs and (iii) access to the capital markets, which may be further limited if we were to fail to extend or refinance any of the facilities or if we were to fail to meet certain covenants.

At present, there are numerous general business and economic factors contributing to the residential real estate market downturn and impeding a recovery. These conditions include: (1) weakness in the domestic banking and financial sectors; (2) the recession in the U.S. and numerous economies around the globe; (3) high levels of unemployment in various sectors; and (4) other factors that are separate from, or outgrowths of, the above. If one or more of these conditions continue or worsen, we may experience a further adverse effect on our business, financial condition and liquidity, including our ability to access capital.

At September 30, 2009, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility under our senior secured credit facility and our securitization facilities. Our primary liquidity needs will be to finance our working capital, capital expenditures and debt service. Due to the current real estate market downturn and overall uncertainty in the economy, we have taken, and will continue to take, steps to manage our balance sheet and conserve cash.

Cash Flows

At September 30, 2009, we had $192 million of cash and cash equivalents, a decrease of $245 million compared to the balance of $437 million at December 31, 2008. The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$304	$44	$260
Investing activities	(24)	(13)	(11)
Financing activities	(528)	85	(613)
Effects of change in exchange rates on cash and cash equivalents	3	—	3

Net change in cash and cash equivalents	$(245)	$116	$(361)

During the nine months ended September 30, 2009, we provided $260 million of additional cash from operations as compared to the same period in 2008. Such change is principally due to a net reduction in relocation receivables and relocation properties held for sale of $250 million and a reduction in trade receivables of $54 million offset by weaker operating results.

During the nine months ended September 30, 2009 versus the same period in 2008, we used $11 million more cash for investing activities. Such change is mainly due to $12 million related to proceeds from the corporate aircraft sale leaseback and termination in 2008 and $12 million in proceeds from the sale of a joint venture in 2008, partially offset by a decrease in property, plant and equipment additions of $13 million compared to the same period in 2008.

During the nine months ended September 30, 2009 versus the same period in 2008, we used $613 million more cash in financing activities. The net change in cash flows used in financing activities is the result of the repayment of securitization obligations of $189 million and a decrease in incremental revolver borrowings of $795 million offset by proceeds of $365 million related to the issuance of the Second Lien Loans.

Financial Obligations

SENIOR SECURED CREDIT FACILITY

The senior secured credit facility consists of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii) collectively referred to as the “First Lien Facilities”) and (iv) a $650 million incremental (or accordion) loan facility.

The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $518 million on December 31, 2008 and to $513 million at September 30, 2009. In April 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. As a result of the reduced letter of credit with Avis Budget Group, the Company moved a portion of the outstanding letters of credit under the revolving credit facility to the synthetic letter of credit facility in order to increase the borrowing capacity under the revolving credit facility.

The Company’s loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of the Company’s parent company, the Company and the subsidiary guarantors, including but not limited to (a) a first-priority pledge of substantially all capital stock held by the Company or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions.

On September 28, 2009, the Company incurred $515 million of second lien term loans under the incremental loan (accordion) feature of the senior secured credit facility. On October 9, 2009, the Company incurred an additional $135 million of second lien term loans on a delayed draw basis. The second lien term loans (the “Second Lien Loans”) are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans, however, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears with the first interest payment payable on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there is no scheduled amortization.

The proceeds from the Second Lien Loans were used to (1) reduce borrowings under our $750 million revolving credit facility and for working capital and (2) exchange approximately $221 million of the Senior Toggle Notes for $150 million of second lien term loans pursuant to the “Senior Toggle Note Exchange” described below.

UNSECURED NOTES

On April 10, 2007, the Company issued $1,700 million aggregate principal amount of 10.50% Senior Notes (the “Fixed Rate Senior Notes”), $550 million of original aggregate principal amount of 11.00%/11.75% Senior Toggle Notes (the “Senior Toggle Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes (the “Senior Subordinated Notes”). The Company refers to these notes using the term “Unsecured Notes”.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011 and giving effect to the Senior Toggle Note Exchange discussed below, the Company would be required to repay approximately $132 million in April 2012 in accordance with the Senior Toggle Note indenture agreement.

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

SENIOR TOGGLE NOTE EXCHANGE

On September 24, 2009, we and certain affiliates of Apollo entered into an agreement with a third party pursuant to which we exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million aggregate principal amount of Second Lien Loans (included in the $515 million noted above). The third party also sold the balance of the Senior Toggle Notes it held for cash to an affiliate of Apollo in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loan transaction. The transaction with the third party closed concurrently with the initial closing of the Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.

DEBT RATINGS

As a result of significant borrowings that were incurred to consummate the Merger, the Company’s future financing activities were materially impacted. Upon consummation of the Merger in April 2007, both Standard and Poor’s and Moody’s downgraded our corporate family debt ratings and rated the newly issued Unsecured Notes as non-investment grade. During 2008, due to the continuing significant and lengthy downturn in the residential real estate market, the rating agencies continued to downgrade our debt ratings. At December 31, 2008, Standard and Poor’s and Moody’s had downgraded our debt ratings so that our Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and the Senior Unsecured Notes rating was C and Ca, respectively. The rating outlook at December 31, 2008 was negative. The downgrades reflect the rating agencies’ views that there will be a continuing weakness in the residential homesale market and an increased risk of a default or balance sheet restructuring over the intermediate term. The debt ratings and outlook noted above continue to be the ratings in effect as of September 30, 2009. With the issuance of the Second Lien Loans in September 2009, Standard and Poor’s and Moody’s initiated a rating of C and Caa3 for this new tranche of indebtedness. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic and political events.

SECURITIZATION OBLIGATIONS

Securitization obligations consisted of:

	September 30, 2009	December 31, 2008
Apple Ridge Funding LLC	$338	$537
U.K. Relocation Receivables Funding Limited	41	146
Kenosia Funding LLC	—	20

	$379	$703

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $427 million of underlying relocation receivables and other related relocation assets at September 30, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related relocation assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $10 million for the three and nine months ended September 30, 2009, respectively, and $11 million and $36 million for the three and nine months ended September 30, 2008, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4% and 4.9% for the nine months ended September 30, 2009 and 2008, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term. On June 18, 2009, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $200 million to $650 million.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five-year term which was due to expire in April 2012. In October 2009, the Company elected to reduce the available capacity of the securitization facility from 100 million pounds sterling to 50 million pounds sterling and shorten the term to expire in April 2011.

AVAILABLE CAPACITY

As of September 30, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$736
Term loan facility(2)	October 2013	3,099	3,099	—
Second Lien Loans(3)	October 2017	650	515	135
Fixed Rate Senior Notes(4)	April 2014	1,700	1,685	—
Senior Toggle Notes(5)	April 2014	396	393	—
Senior Subordinated Notes(6)	April 2015	875	862	—
Securitization obligations:
Apple Ridge Funding LLC(7)	April 2012	650	338	312
U.K. Relocation Receivables Funding Limited(7) (8)	April 2012	160	41	119

		$8,280	$6,933	$1,302

(1)	The available capacity under this facility was reduced by $14 million of outstanding letters of credit at September 30, 2009.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.3% at September 30, 2009.
(3)	On October 9, 2009, the Company received an additional $135 million of Second Lien Loan proceeds.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $15 million.
(5)	Consists of $396 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million. On October 15, 2009, the Company issued $23 million of Senior Toggle Notes to satisfy the interest payment obligation for the six-month period ended October 2009.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $13 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	In October 2009, the Company elected to reduce the available capacity of the U.K. securitization facility from 100 million pounds sterling to 50 million pounds sterling and shorten the term to expire in April 2011.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, capital expenditures, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at September 30, 2009. The ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans or the Unsecured Notes. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio covenant. In this report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At September 30, 2009, the Company was in compliance with the senior secured leverage ratio.

The Company’s current financial forecast of Adjusted EBITDA includes additional cost-saving and business optimization initiatives. As such initiatives are implemented, management will give pro forma effect to such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve-month period for calculating compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve month periods ending December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage or other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may not be sufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as our ability to achieve one or more of the factors noted above, and additional equity available through December 31, 2009 as set forth in the 2008 Form 10-K, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve month period and reduce net senior secured indebtedness upon actual receipt of such capital.

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

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility were to accelerate the repayment of borrowings, then we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

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

EBITDA has limitations as an analytical tool, and you should not consider EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect changes in, or cash requirement for, our working capital needs;

•	EBITDA does not reflect our interest expense (except for interest related to our securitization obligations), or the cash requirements necessary to service interest or principal payments on our debt;

•	EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and these EBITDA measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate these EBITDA measures differently so they may not be comparable.

In addition to the limitations described above with respect to EBITDA, Adjusted EBITDA includes pro forma cost-savings and the pro forma full year effect of NRT acquisitions and RFG acquisitions/new franchisees. These adjustments may not reflect the actual cost-savings or pro forma effect recognized in future periods.

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2009 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended December 31, 2008	Nine Months Ended September 30, 2008	Three Months Ended December 31, 2008	Nine Months Ended September 30, 2009	Twelve Months Ended September 30, 2009
Net loss attributable to Realogy	$(1,912)	$(210)	$(1,702)	$(216)	$(1,918	)(a)
Income tax expense (benefit)	(380)	(129)	(251)	15	(236)

Loss before income taxes	(2,292)	(339)	(1,953)	(201)	(2,154)
Interest expense/(income), net	624	468	156	430	586
Depreciation and amortization	219	165	54	147	201

EBITDA	(1,449)	294	(1,743)	376	(1,367	)(b)
Covenant calculation adjustments:
Restructuring costs and former parent legacy cost (benefit) items, net(c)					23
Impairment of intangible assets, goodwill and investments in unconsolidated entities(d)					1,775
Pro forma cost-savings for 2009 restructuring initiatives(e)					49
Pro forma cost-savings for 2008 restructuring initiatives(f)					8
Pro forma effect of business optimization initiatives(g)					50
Non-cash charges(h)					38
Non-recurring fair value adjustments for purchase accounting(i)					5
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees(j)					5
Apollo management fees(k)					15
Proceeds from WEX contingent asset(l)					58
Incremental securitization interest costs(m)					4
Expenses incurred in debt modification activities(n)					9
Gain on extinguishment of debt					(75)

Adjusted EBITDA					$597

Total senior secured net debt(o)					$2,949
Senior secured leverage ratio					4.94x

(a)	Net loss consists of a loss attributable to Realogy of: (i) $1,702 million for the fourth quarter of 2008; (ii) $259 million for the first quarter of 2009; (iii) $15 million for the second quarter of 2009 and (iv) $58 million of income for the third quarter of 2009.
(b)	EBITDA consists of: (i) a negative $1,743 million for the fourth quarter of 2008; (ii) a negative $62 million for the first quarter of 2009; (iii) a positive $185 million for the second quarter of 2009 and (iv) a positive $253 million for the third quarter of 2009.
(c)	Consists of $79 million of restructuring costs offset by a net benefit of $56 million for former parent legacy items.
(d)	Represents the non-cash adjustment for the 2008 impairment of goodwill, intangible assets and investments in unconsolidated entities.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first nine months of 2009. From this restructuring, we expect to reduce our operating costs by approximately $94 million on a twelve-month run-rate basis and estimate that $45 million of such savings were realized in the first nine months of 2009. The adjustment shown represents the impact the savings would have had on the period from October 1, 2008 through the time they were put in place had those actions been effected on October 1, 2008.
(f)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2008. From this restructuring, we expect to reduce our operating costs by approximately $96 million on a twelve-month run-rate basis and estimate that $88 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2008 through the time they were put in place had those actions been effected on October 1, 2008.
(g)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $9 million for initiatives to improve the Company Owned Real Estate Brokerage profit margin, $8 million for initiatives to improve Relocation Services and Title and Settlement Services fees, $10 million due to the add back of the retention accrual and $23 million related to other initiatives.

(h)	Represents the elimination of non-cash expenses, including $22 million for the change in the allowance for doubtful accounts and the reserves for development advance notes and promissory notes from October 1, 2008 through September 30, 2009, $7 million of stock-based compensation expense, and $9 million related to the unrealized net losses on foreign currency transactions and foreign currency forward contracts.
(i)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent for the twelve months ended September 30, 2009.
(j)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on October 1, 2008. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2008.
(k)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended September 30, 2009.
(l)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. Under Article III of the Tax Receivable Agreement dated February 22, 2005 among WEX, Cendant and Cartus (the “TRA”), WEX was required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax-savings payments received from WEX to us. The Company received $9 million of recurring tax receivable payments from Wright Express Corporation (“WEX”) during the last twelve months. On June 26, 2009, we entered into a Tax Receivable Prepayment Agreement with WEX, pursuant to which WEX simultaneously paid us the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to Realogy under Article III of the TRA.
(m)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2009.
(n)	Represents the expenses incurred in connection with the Company’s unsuccessful debt modification activities in 2008 and the third quarter of 2009.
(o)	Represents total borrowings under the senior secured credit facility of $3,099 million plus $11 million of capital lease obligations less $161 million of readily available cash as of September 30, 2009.

LIQUIDITY RISKS

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

In order to comply with the senior secured leverage ratio for the twelve-month periods ending December 31, 2009, March 31, 2010, June 30, 2010 and September 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage or other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may not be sufficient to overcome macroeconomic conditions affecting the Company.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.

Former Parent Contingent Tax Liabilities

Under the Tax-Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are responsible for 62.5% of certain payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries; the operations (or former operations) which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which time the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination of Cendant’s taxable years 2003 through 2006 may be completed in the first half of 2010. Balances due to Cendant for these pre-separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-separation tax returns. These balances will be adjusted after the ultimate settlement of the related tax audits of these periods. Our Condensed Consolidated Balance Sheet at September 30, 2009 reflects $364 million of tax liabilities to our former parent for which we are potentially liable under the Tax-Sharing Agreement.

Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter, however, the outcome of tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax-Sharing Agreement, could result in tax and other liabilities for us that are materially in excess of those reflected in our historical financial statements. As a result, the pending audit or any litigation relating thereto, or any dispute under the Tax Sharing Agreement, could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if we are required to pay any or all of the $364 million tax liability to our former parent in the next twelve months, we may not have sufficient liquidity.

Interest Rate Risk

Certain of our borrowings, primarily First Lien Loans under our senior secured credit facility, and borrowings our securitization obligations, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.

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

***

We may need to incur additional debt or issue equity. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. We cannot assure that financing will be available to us on acceptable terms or at all. Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control and may require us to refinance or restructure our debt.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations as of September 30, 2009 have not changed significantly from the amounts reported in our 2008 Form 10-K except for the repayment of $515 million of outstanding revolver facility borrowings, the issuance of $34 million and $23 million of Senior Toggle Notes to satisfy the interest payment obligation for the six-month interest periods ended April 2009 and October 2009, respectively, and the issuance of $650 million of Second Lien Loans and $324 million of lower securitization obligations.

POTENTIAL DEBT PURCHASES OR SALES

Our affiliates have purchased a portion of our indebtedness and we or our affiliates from time to time may purchase or sell portions of our indebtedness. On September 29, 2009, Apollo advised the Company that, through one of its affiliates, it has purchased approximately $970 million in aggregate principal amount of Unsecured Notes.

Any such future purchases or sales may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine.

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

Our principal market exposure is interest rate risk. At September 30, 2009, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables and advances and securitization borrowings, which approximate their carrying values due to the short-term nature of these items. We believe our interest rate risk is further mitigated as the rate we incur on our securitization borrowings and the rate we earn on relocation receivables and advances are based on similar variable indices.

Our total market risk is influenced by various factors, including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these analyses are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

At September 30, 2009, we had total long-term debt of $6,554 million, excluding $379 million of securitization obligations. Of the $6,554 million of long-term debt, the Company has $3,099 million of variable interest rate debt primarily based on LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $575 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our interest expense by approximately $25 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At September 30, 2009, the fair value of our long-term debt approximated $5,165 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $119 million impact on the fair value of our long-term debt.

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

CSI Investment et. al. vs. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.) (“Credentials Litigation) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The Stock Purchase Agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount which was contingent on Credentials’ future performance. Plaintiffs sought among other things payment of certain “hold back” monies in the total amount of $6 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million.

In a written opinion issued on September 7, 2007, the Court granted summary judgment to dismiss plaintiffs’ fraud claims and to grant plaintiffs’ motion for the hold back monies. In addition, the Court granted summary judgment in favor of the plaintiffs’ motion, ruling that defendants breached the stock purchase agreement. The summary judgment award plus interest through June 30, 2009 for Cendant is approximately $98 million and also provides for the award of reasonable attorneys’ fees to the plaintiff.

On July 1, 2009, following oral argument held on June 26, 2009, the appellate court affirmed the trial court’s decisions and, on July 23, 2009, the summary judgment award was paid in full (including $62 million to satisfy Realogy’s 62.5% of the liability). Promptly thereafter, the court entered a satisfaction of judgment (subject to plaintiffs’ right to petition the trial court for reasonable attorneys’ fees) and cancelled the surety bonds that had been posted by Realogy and Wyndham to appeal the trial court’s decision.

On September 14, 2009, the Plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. The Company believes the amount requested does not represent reasonable attorneys’ fees and therefore has accrued a lesser amount, which it believes is representative of reasonable attorneys’ fees. Cendant’s opposition to this motion was filed on October 21st and Plaintiffs’ reply is due by November 11, 2009.

Item 5.	Other Events.

On November 10, 2009, the Compensation Committee of Domus Holdings Corp., our indirect parent company, approved the 2009 Multi-year Executive Retention Plan (the “Retention Plan”) establishing a retention program for the direct reports of Realogy’s President and CEO. The participants include the following named executive officers as participants: Anthony E. Hull, our Executive Vice President, Chief Financial Officer and Treasurer; Kevin J. Kelleher, President and Chief Executive Officer of Cartus Corporation; Alexander E. Perriello, III, President and Chief Executive Officer of Realogy Franchise Group; and Bruce Zipf, President and Chief Executive Officer of NRT LLC. The Retention Plan provides for a retention payment equal to 150% of the named executive officer’s target annual bonus, payable in two equal installments on or about July 1, 2010 and September 1, 2011, subject to the executive’s continued employment with Realogy. The 2011 payment is subject to dollar-for-dollar reduction if the named executive officer receives a bonus payment under the anticipated 2010 Realogy Bonus Plan (payable in 2011). The target annual bonus payable to each of the named executive officers participating in the Retention Plan is 100% of annual base salary. At the recommendation of Richard A. Smith, Realogy’s President and CEO, the Compensation Committee did not include Mr. Smith as a participant in the Retention Plan.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: November 10, 2009	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 10, 2009	/s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX

Exhibit	Description

4.1	Supplemental Indenture No. 12 dated September 14, 2009, to the 10.50% Senior Notes Indenture.

4.2	Supplemental Indenture No. 12 dated September 14, 2009, to the 11.00%/11.75% Senior Toggle Notes Indenture.

4.3	Supplemental Indenture No. 12 dated September 14, 2009, to the 12.375% Senior Subordinated Notes Indenture.

10.1	Amendment No. 1 to Series 2007-1 Indenture Supplement dated as of September 8, 2009, among Apple Ridge Funding LLC, as Issuer, and The Bank of New York, as indenture trustee, paying agent, authentication agent and transfer agent and registrar.

10.2+	Letter Agreement dated as of September 24, 2009, by and among Realogy Corporation, Apollo Management VI, L.P., RCIV Holdings (Luxembourg) S.à.r.l., certain investment funds managed by Apollo Management VI, L.P., and Icahn Partners, L.P. and certain of its affiliates.

10.3	Incremental Assumption Agreement, dated as of September 28, 2009, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the Second Lien Term Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), and Wilmington Trust Company, as collateral agent for the Second Priority Secured Parties (as defined therein).

10.4	First Amendment, dated as of September 28, 2009, to the Guarantee and Collateral Agreement, dated as of April 10, 2007, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the subsidiaries of Realogy Corporation signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.5	Second Lien Guarantee and Collateral Agreement, dated and effective as of September 28, 2009, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party identified herein and party hereto and Wilmington Trust Company, as collateral agent for the Secured Loan Parties (as defined therein).

10.6	Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Priority Secured Parties (as defined therein), Wilmington Trust Company, as Second Lien Collateral Agent for the Second Priority Secured Parties (as defined therein), Realogy Corporation and each of the other Loan Parties (as defined therein).

10.7	Deed of Amendment, dated October 2, 2009, among Calyon S.A., London Branch, as administrative agent, arranger, funding agent, registrar, security agent, calculation agent, alternative funding provider, LMA, S.A., as note purchaser, UK Relocation Receivables Funding Limited, as purchaser and note issuer, Realogy Corporation, as parent, Cartus Limited, as servicer and seller, Cartus Services Limited as seller and Cartus Funding Limited as seller.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.