Form 10-K
period 2009-12-31
REALOGY CORP
filed 2010-02-16
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on December 31, 2009 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 15, 2010 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

None.

		Page
Special Note Regarding Forward-Looking Statements		1

Trademarks and Service Marks		3

Market and Industry Data and Forecasts		3

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	24

Item 2.	Properties	42

Item 3.	Legal Proceedings	43

Item 4.	Submission of Matters to a Vote of Security Holders	47

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48

Item 6.	Selected Financial Data	48

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	94

Item 8.	Financial Statements and Supplementary Data	95

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95

Item 9A(T).	Controls and Procedures	95

Item 9B.	Other Information	96

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	97

Item 11.	Executive Compensation	102

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118

Item 13.	Certain Relationships and Related Transactions, and Director Independence	120

Item 14.	Principal Accounting Fees and Services	123

PART IV

Item 15.	Exhibits, Financial Statements and Schedules	125

SIGNATURES		126

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act		127

Financial Statements and Notes		F-1

Exhibit Index		G-1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). As of December 31, 2009, our total debt (including the current portion) was $6,706 million representing a modest increase in our total debt since the date of the Transactions. The industry and economy have experienced significant declines since the time of the Transactions that have negatively impacted our operating results. Revenues for the year ended December 31, 2009 compared to the year ended December 31, 2007, on a pro forma combined basis, have decreased approximately 34%. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure;

•

if we experience an event of default under our senior secured credit facility, including but not limited to a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio under such facility, or under our indentures or relocation securitization facilities or a failure to meet our cash interest obligations under these instruments or other lack of liquidity caused by substantial leverage and the continuing adverse conditions in the housing market, would materially and adversely affect our financial condition, results of operations and business. Under our senior secured credit facility, the senior secured leverage ratio limit of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined herein, stepped down to 5.0 to 1 at September 30, 2009 and steps down further to 4.75 to 1 at March 31, 2011 and thereafter;

•	adverse developments or the absence of sustained improvement in general business, economic, employment and political conditions, including increases in short-term or long-term interest rates;

•	continuing adverse developments or the absence of improvement in the residential real estate markets, either regionally or nationally, including but not limited to:

•

a lack of sustained improvement in the number of homesales and/or further declines in home prices and a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

•	a lack of improvement in consumer confidence and/or the impact of the ongoing or future recessions or slow economic growth and high levels of unemployment in the U.S. and abroad;

•	continuing negative trends and/or a negative perception of the market trends in value for residential real estate;

•	continuing high levels of foreclosure activity;

•	excessive or insufficient home inventory levels;

•

lower homeownership rates in the U.S. due to, among other factors, high unemployment levels, inflation, reduced demand and/or if rentals become more attractive due in part to uncertainty regarding future home values;

•	reduced availability of mortgage financing or financing availability on terms not sufficiently attractive to homebuyers;

•	our geographic and high-end market concentration relating in particular to our company-owned brokerage operations; and

•	local and regional conditions in the areas where our franchisees and brokerage operations are located;

•

the final resolutions or outcomes with respect to Cendant’s (as defined herein) contingent and corporate tax liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows;

•	concerns or perceptions about the Company’s continued viability, which may impact, among other things, retention of sales associates, franchisees and corporate clients;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•	our inability to sustain the improvements we have realized during the past several years in our operating efficiency through cost savings and business optimization efforts;

•

our inability to access capital and/or to securitize certain assets of our relocation business, either of which would require us to find alternative sources of liquidity, which may not be available, or if available, may not be on favorable terms;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•	our failure to enter into or renew franchise agreements, maintain our brands or the inability of franchisees to survive the most recent real estate downturn;

•	disputes or issues with entities that license us their brands for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees;

•	the loss of any of our senior management or key managers or employees;

•

the possibility that the distribution of our stock to holders of Cendant’s common stock in connection with our separation from Cendant into four separate companies, together with certain related transactions and our sale to affiliates of Apollo Management, L.P., failed to qualify as a reorganization for U.S. federal income tax purposes;

•

the cumulative effect of adverse litigation or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws, including any changes that would (1) require classification of independent contractors to employee status, or (2) place additional limitations or restrictions on affiliated transactions, which would have the effect of limiting or restricting collaboration among our business units; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.

Other factors not identified above, including those described under “Item 1A—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

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

TRADEMARKS AND SERVICE MARKS

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own, we have rights to use or we have prospective rights to use that appear in this Annual Report include the CENTURY 21®, COLDWELL BANKER®, ERA®, THE CORCORAN GROUP®, COLDWELL BANKER COMMERCIAL®, SOTHEBY’S INTERNATIONAL REALTY® and BETTER HOMES AND GARDENS® marks, which are registered in the United States and/or registered or pending registration in other jurisdictions, as appropriate, to the needs of our relevant business. Each trademark, trade name or service mark of any other company appearing in this Annual Report is owned by such company.

MARKET AND INDUSTRY DATA AND FORECASTS

This Annual Report includes data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors (“NAR”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) were the primary sources for third-party industry data and forecasts. While NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we report our actual results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes. In addition, NAR uses median price for their forecasts compared to our use of average price. Further, differences in geographic weighting by state may contribute to significant statistical variations.

Forecasts regarding rates of home ownership, median sales price, volume of homesales, and other metrics included in this Annual Report to describe the housing industry are inherently uncertain and speculative in nature and actual results for any period may materially differ. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” in this Annual Report. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.

PART I

ITEM 1.	BUSINESS.

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

We are substantially owned and controlled by affiliates of Apollo Management, L.P., or Apollo, as a result of a merger that was consummated on April 10, 2007. We incurred substantial indebtedness as a result of the merger. Our high leverage, as discussed in “Management’s Discussion and Analysis—Financial Condition, Liquidity and Capital Resources”, imposes various significant burdens and obligations on the Company.

We report our operations in four segments: Real Estate Franchise Services, Company Owned Real Estate Brokerage Services, Relocation Services and Title and Settlement Services.

SEGMENT OVERVIEW

Real Estate Franchise Services: Through our Real Estate Franchise Services segment, or RFG, we are a franchisor of some of the most recognized brands in the real estate industry. As of December 31, 2009, we had approximately 14,500 offices (which included approximately 760 of our company owned and operated brokerage offices) and 262,000 sales associates operating under our franchise brands in the U.S. and 92 other countries and territories around the world (internationally, generally through master franchise agreements). In 2009, we were involved, either through our franchise operations or company owned brokerages, in approximately 23% of all existing homesale transaction volume (sides times price) for transactions involving a real estate brokerage firm. In addition as of December 31, 2009, we had approximately 4,100 franchisees, none of which individually represented more than 1% of our franchise royalties (other than our subsidiary, NRT LLC, or NRT, which operates our company owned brokerage operations). We believe this reduces our exposure to any one franchisee. On average, our franchisee’s tenure with our brands is 17 years as of December 31, 2009. Our franchise revenues in 2009 included $202 million of royalties paid by our company owned brokerage operations, or approximately 38% of total franchise revenues, which eliminate in consolidation. As of December 31, 2009, our real estate franchise brands were:

•

Century 21® —One of the world’s largest residential real estate brokerage franchisors, with approximately 7,700 franchise offices and approximately 117,000 sales associates located in the U.S. and 66 other countries and territories;

•

Coldwell Banker®—One of the largest residential real estate brokerage franchisors, with approximately 3,300 franchise and company owned offices and approximately 96,700 sales associates located in the U.S. and 48 other countries and territories;

•

ERA®—A residential real estate brokerage franchisor, with approximately 2,600 franchise and company owned offices and approximately 29,600 sales associates located in the U.S. and 45 other countries and territories;

•

Sotheby’s International Realty®—A luxury real estate brokerage brand. In February 2004, we acquired Sotheby’s company owned offices and the exclusive license for the rights to the Sotheby’s Realty and Sotheby’s International Realty® trademarks. Since that time, we have grown the brand from 15 company owned offices to approximately 500 franchise and company owned offices and approximately 10,600 sales associates located in the U.S. and 37 other countries and territories;

•

Better Homes and Gardens® Real Estate—We launched the Better Homes and Gardens® Real Estate brand in July 2008 under an exclusive long-term license from Meredith Corporation (“Meredith”) and have approximately 100 franchise offices and approximately 4,300 sales associates located in the U.S.; and

•

Coldwell Banker Commercial®—A commercial real estate brokerage franchisor. Our commercial franchise system has approximately 200 franchise offices and approximately 2,300 sales associates worldwide. The number of offices and sales associates in our commercial franchise system does not include our residential franchise and company owned brokerage offices and the sales associates who work out of those brokerage offices that also conduct commercial real estate brokerage business using the Coldwell Banker Commercial® trademarks.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ sales commission earned from real estate transactions, which we refer to as gross commission income. Our franchisees pay us royalty fees for the right to operate under one of our trademarks and to utilize the benefits of the systems and tools provided by our real estate franchise operations. These royalty fees enable us to have recurring revenue streams. In exchange, we provide our franchisees with support that is designed to facilitate our franchisees in growing their business, attracting new sales associates and increasing their revenue and profitability. We support our franchisees with dedicated branding-related national marketing and servicing programs, technology, training and education. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our franchisee retention rate of 95% in 2009. Our retention rate represents the annual gross commission income generated by our franchisees that is kept in the franchise system on an annual basis, measured against the annual gross commission income as of December 31 of the previous year.

Company Owned Real Estate Brokerage Services: Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas of the U.S. Our company owned real estate brokerage business operates principally under our Coldwell Banker® brand as well as under the ERA® and Sotheby’s International Realty® franchised brands, and proprietary brands that we own, but do not currently franchise to third parties, such as The Corcoran Group®. In addition, under NRT, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties. At December 31, 2009, we had approximately 760 company owned brokerage offices, approximately 5,300 employees and approximately 46,000 independent contractor sales associates working with these company owned offices. Acquisitions have been, and will continue to be, part of our strategy and a contributor to the growth of our company owned brokerage business.

Our company owned real estate brokerage business derives revenues primarily from gross commission income received serving as the broker at the closing of real estate transactions. Sales commissions usually range from 5% to 6% of the home’s sale price. Generally in U.S. homesale transactions, the broker for the home seller instructs the closing agent to pay a portion of the sales commission to the broker for the buyer and keeps the remaining portion of the homesale commission. In addition, as a full-service real estate brokerage company, in compliance with applicable laws and regulations, including the Real Estate Settlement Procedures Act (“RESPA”), we actively promote the services of our relocation and title and settlement services businesses, as well as the products offered by PHH Home Loans, LLC (“PHH Home Loans”), our home mortgage venture with PHH Corporation (“PHH”) that is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers. All mortgage loans originated by PHH Home Loans are sold to PHH or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, our home mortgage venture structure insulates us from mortgage servicing risk. We own 49.9% of PHH Home Loans and PHH owns the remaining 50.1%. The Company is not the primary beneficiary and therefore our financial results only reflect our proportionate share of the venture’s results of operations which are recorded using the equity method.

Relocation Services: Through our subsidiary, Cartus Corporation (“Cartus”), we offer a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move to facilitate a smooth transition in what otherwise may be a difficult process for both the employee and the employer. In 2009, we assisted in over 116,000 relocations in over 135 countries for approximately 1,200 active clients, including over half of the Fortune 50 companies and affinity organizations. At December 31, 2009, our relocation services business operated through four global service centers on three continents. Our relocation services business is a leading global provider of outsourced employee relocation services and the largest provider in the U.S. In addition to general residential housing trends, key drivers of our relocation services business are corporate spending and employment trends.

Our relocation services business primarily offers its clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household moving services, visa and immigration support, intercultural and language training and group move management services. Clients pay a fee for the services performed and we also receive commissions from third-party service providers, such as real estate brokers and household goods moving service providers. The majority of our clients pay interest on home equity advances and nearly all clients reimburse all costs associated with our services, including, where required, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. We believe we provide our relocation clients with exceptional service which leads to client retention. As of December 31, 2009, our top 25 relocation clients had an average tenure of 16 years with us. In addition, our relocation services business generates revenue for our other businesses because the clients of our relocation services business often utilize the services of our franchisees and company owned brokerage offices as well as our title and settlement services. On January 21, 2010, we acquired Primacy Relocation, LLC, a global relocation service provider, which is a supplier of relocation services to corporate clients as well as certain U.S. government agencies.

Title and Settlement Services: In most real estate transactions, a buyer will choose, or will be required, to purchase title insurance that will protect the purchaser and/or the mortgage lender against loss or damage in the event that title is not transferred properly and to insure free and clear ownership of the property to the buyer. Our title and settlement services business, which we refer to as Title Resource Group (“TRG”), assists with the closing of a real estate transaction by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses as well as a targeted channel of large financial institution clients including PHH Corporation. In addition to our own title settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.

Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services. We provide many of these services in connection with transactions in which our company owned real estate brokerage and relocation services businesses are participating. During 2009, approximately 39% of the customers of our company owned brokerage offices where we offer title coverage also utilized our title and settlement services. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance and other real estate services. We also derive revenues by providing our title and settlement services to various financial institutions in the mortgage lending industry. Such revenues are primarily derived from providing our services to their customers who are refinancing their mortgage loans.

We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions. Our title insurance underwriter is licensed in 22 states and Washington, D.C. Our title underwriting operation generally earns revenues through the collection of premiums on policies that it issues.

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

Industry

Industry Definition: We primarily operate in the U.S. residential real estate industry and derive the majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increased volume of homesales (and conversely is harmed by falling prices and decreased volume of homesales) and increased volume of homesales. We believe that existing home transactions and the services associated with these transactions, such as mortgages and title services, represent the most attractive segment of the residential real estate industry for the following reasons:

•

The existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 5.6 million homesales in the U.S. in 2009, NAR estimates that approximately 5.2 million were existing homesales, representing over 93% of the overall sales as measured in units; and

•	Existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both sides.

We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner” for the following reasons:

•

A real estate transaction has certain characteristics that we believe are best-suited for full-service brokerages, including large monetary value, low transaction frequency, wide cost differential among choices, high buyers’ subjectivity regarding styles, tastes and preferences, and the consumer’s need for a high level of personalized advice, specific marketing and technology services and support given the complexity of the transaction; and

•

We believe that the enhanced service, long-standing performance and value proposition offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term.

Cyclical Nature of Industry: The existing homesale real estate industry is cyclical in nature and has historically shown strong growth though it has been in a significant and lengthy downturn since the second half of 2005. According to NAR, the existing homesale transaction volume (the product of the median homesale price and existing homesale transactions) was approximately $903 billion in 2009 and grew at a compound annual growth rate, or CAGR, of 7.6% over the 1972-2009 period. In addition, based on information published by NAR:

•

With the exception of the price declines in the three most recent years (2007-2009), median existing homesale prices did not decline from the prior year in any year since 1973, including during four economic recessions, and from 1972 through 2009 prices have increased at a CAGR of 5.2% (not adjusted for inflation);

•	Existing homesale units increased at a CAGR of 2.3% over the 1972-2009 period, during which period units increased 23 times on an annual basis, versus 14 annual decreases;

•

Prior to 2006, there had only been two instances since 1972 when existing homesale transaction volume declined for at least two consecutive years. The first period was from 1980 through 1982, when existing homesale transaction volume declined by more than 13% per year for three years. During that period, 30-year fixed mortgage rates exceeded 13%. The second period was from 1989 through 1990 when existing homesale transaction volume declined by 1.4% in 1989 and 1% in 1990, before resuming increases every year through 2005. Mortgage rates on a 30-year fixed mortgage exceeded 10% during that two-year period; and

•

Existing homesale transaction volume (based on median prices) has historically experienced significant growth following prior national corrections. During the 1979-1984 and 1989-1993 trough to peak cycles, existing homesale transaction volume increased 52% and 31%, respectively, on a cumulative basis from the trough year to the final year of the post-correction period.

Industry Cycles since 2001: The industry has been in a significant and lengthy downturn that initially began in 2005 after having experienced significant growth in the first half of the decade. Based upon information published by NAR:

•

from 2001 to 2005, existing homesale units increased from 5.3 million to 7.1 million, or at a CAGR, of 7.3%, compared to a CAGR of 3.0% from 1972 to 2000. Similarly, from 2001 to 2005, the national median price of existing homes increased from $153,100 to $219,600 or a CAGR of 9.4% compared to a CAGR of 6.2% from 1972 to 2000; and

•

by contrast, from 2005 to 2009, existing homesale units decreased from 7.1 million to 5.2 million, or at a CAGR of negative 7.4% and the national median price of existing homes declined from $219,600 to $173,900 or at a CAGR of negative 5.7%.

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

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend continued from 2006 through the first half of 2009. In certain locations, the number of homesale transactions has fallen far more dramatically than for the country as a whole—the hardest hit areas have been those areas that had experienced the greatest speculation and year over year price appreciation. Through the first half of 2009, the overall slowdown in transaction activity caused a buildup of large inventories of housing, an increase in short sale and foreclosure activity, particularly in states such as Arizona, Nevada, California and Florida that benefited more than average from the housing growth in the first half of the decade, and a contraction of the market for mortgage financing, all of which have contributed to heightened buyer caution regarding timing, pricing and value. The result has been downward pressure on home prices from 2007 through the present period, though prices declined at a lower year-over-year rate in the second half of 2009, compared to the year-over-year declines in the first half of 2009.

The slowdown in sales and consequent downward pressure on home prices, together with increasing foreclosure activity and unemployment, resulted in significant write-downs of asset values from 2007 through 2009 by government sponsored entities such as Fannie Mae and Freddie Mac, which dominate the housing lending market, and major commercial and investment banks. These write-downs were initially related to mortgage-backed securities, but spread to credit default swaps and other derivative securities and caused many financial institutions to seek additional capital from the Government or other sources, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, during 2008 and 2009, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers.

Federal legislation was enacted in July 2008 to provide for direct U.S. government guarantees of Fannie Mae and Freddie Mac and direct supervision of these entities by a new agency, the Federal Housing Finance Agency. In September 2008, the U.S. Government brought these two entities under the conservatorship of this new agency and committed $100 billion to each of the entities to backstop any shortfalls in their capital requirements. Subsequently, in May 2009, the U.S. Treasury increased the committed amount to $200 billion to each institution and, in December 2009, the U.S. Secretary of the Treasury announced that it would increase the cap on its funding commitment to each institution as necessary to accommodate any cumulative reduction in net worth of either institution over the next three years.

In February 2009, the President also introduced the “Homeowner Affordability and Stability Plan,” which among other things, (1) provides access to low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners suffering from falling home prices, (2) encourages lenders, through government financial incentives, to modify loan terms with borrowers at risk of foreclosure or already in foreclosure, (3) commits additional funding to each of Fannie Mae and Freddie Mac as discussed above, and (4) continues the Treasury Department’s existing initiative to purchase Fannie Mae and Freddie Mac mortgage-backed securities to promote liquidity in the marketplace.

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “2009 Stimulus Act”) was enacted, which among other things, extended and increased the tax credit for qualified first-time home buyers that had been included in the July 2008 federal legislation to cover homes purchased on or after January 1, 2009, but prior to December 1, 2009. The tax credit is worth up to 10% of the home’s purchase price or $8,000 (up from the $7,500 in the July 2008 federal legislation), whichever is less. In contrast to the July 2008 federal legislation, the 2009 Stimulus Act also waives the requirement that the tax credit be repaid. The 2009 Stimulus Act also reinstated last year’s 2008 higher loan limits for FHA, Freddie Mac, and Fannie Mae loans through December 31, 2010.

On November 6, 2009, the President signed into law an extension and expansion of the homebuyer tax credit, which is equal to 10% of the home’s purchase price up to a maximum of $8,000 credit for first-time homebuyers and expands the tax credit to a significant portion of move-up buyers, provided qualified buyers sign a binding contract on or before April 30, 2010 and close on the purchase/sale no later than June 30, 2010. The tax credit for move-up buyers is equal to 10% of the home’s purchase price up to a maximum of $6,500. Income limits were increased to $125,000 for individuals and $225,000 for married couples, and there is a purchase price limit of $800,000. In addition to the requirement that all qualifying purchases must be primary residences (not investment properties), all move-up buyers must have lived in their current home for the past five years in order to be eligible for the credit.

As part of a broader plan to bring stability to credit markets and stimulate the housing market, since late 2008, the Federal Reserve has been purchasing mortgage-backed securities in an attempt to maintain low mortgage rates. It currently anticipates that it will complete the purchase of up to $1.25 billion of these securities by March 2010. In part due to this program, mortgage interest rates have remained at historically low levels, which we believe has helped stimulate demand in the residential real estate market. Following the conclusion of this program in March 2010, it is not clear what will happen to mortgage rates. If mortgage rates increase as a result, this could have a negative effect on the housing market particularly if the general economic conditions do not improve.

The housing market is also being impacted by consumer sentiment about the overall state of the economy, particularly mounting consumer anxiety over negative or slow economic growth and high unemployment. The deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 caused a further decrease in homesale transactions through the first half of 2009 and more downward pressure on homesale prices. During the second half of 2009, homesale transactions increased on a year-over-year basis due in part to stabilizing consumer confidence, though it remains at low levels, and the positive effect of government stimulus and monetary policies.

Recent Industry Indicators: We believe that recent indicators point to the possibility that the residential real estate market may be beginning to recover:

•	NAR reported existing homesale unit volume (on a seasonally adjusted month-over-month basis) increased 8 out of 12 months from January to December 2009.

•

According to NAR, the median price of existing homes increased 1.5% in December 2009 as compared with December 2008; the December 2009 increase followed six consecutive months of moderating year over year declines in median price.

•

The inventory level of existing homes, after having been at 11 months of supply in November 2008, decreased to 9.4 months of supply in June 2009 and to 7.2 months in December 2009. The inventory level, however, could increase if additional homes are released for sale by financial institutions, which may add downward pressure on the price of existing homesales.

•

Interest rates continue to be at historically low levels. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from 6.0% in 2008 to 5.4% for the month of June 2009 to 4.9% for the month of December 2009.

•

The housing affordability index has improved as a result of homesale price declines and lower mortgage interest rates. The housing affordability index has increased from 116 in 2007 to 135 in 2008 and to 167 in 2009. (An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment.)

2010 and 2011 Industry Outlook: As of its most recent release, NAR is forecasting a 9% increase in existing homesale transactions for 2010 compared to 2009, and a 1% increase in transaction activity for 2011 compared to 2010. Fannie Mae’s forecast shows a 10% increase in existing homesale transactions for 2010 compared to 2009, and a 9% increase in transaction activity for 2011 compared to 2010.

With respect to homesale prices, NAR’s most recent release is forecasting a 3% increase in median homesale prices for 2010 compared to 2009 and an additional 4% increase for 2011 compared to 2010. Conversely, Fannie Mae’s most recent forecast shows a 2% decrease in median homesale price for 2010 compared to 2009, with prices remaining relatively flat in 2011 compared to 2010.

Favorable Long Term Demographics: We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increased immigration, increases in the number of U.S. households, increasing home ownership rates, interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as demand relative to supply. We believe that the housing market will benefit over the long term from expected positive fundamentals, including the following demographic factors:

•

the number of U.S. households grew from 94 million in 1991 to 117 million in 2009, increasing at a rate of 1% per year on a CAGR basis. According to the Joint Center for Housing Studies at Harvard University, such annual growth trend is expected to continue through 2020 with 1.25 million new households projected to be formed annually;

•	aging echo boomers (i.e., children born to baby boomers) are expected to drive most of the next U.S. household growth; and

•	according to NAR, the number of renters that qualify to buy a median priced home increased from 11 million in 2000 to 16 million in 2009.

***

Although we see improvement in affordability, an increase in homesale transactions and a lessening in the overhang of housing inventory, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may affect a recovery include (1) the possibility of higher mortgage rates and lower unit sales once the government stimulus and monetary policies relating to the residential real estate industry terminate in the first half of 2010, (2) the potential for increased home inventory from banks that are currently holding foreclosed properties, (3) continuing high levels of unemployment, (4) that the economic recovery in the U.S. may not be sustained or, if sustained, may result in only modest economic growth, and (5) if home ownership levels in the U.S. do not stabilize or improve. Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth.

Participation in Multiple Aspects of the Residential Real Estate Market

Realogy participates in services associated with many aspects of the residential real estate market. Our four complementary businesses allow us to generate revenue at various points in the transactional process, including listing of homes, assisting buyers in home searches, corporate relocation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and government clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for the Company’s owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees using Cartus relocation services and we offer purchasers and sellers of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. In some instances, all four of our businesses can derive revenue from the same real estate transaction.

Our Brands

Our brands are among the most well known and established real estate brokerage brands in the real estate industry. As of December 31, 2009, we had approximately 14,500 franchised and company owned offices and 262,000 sales associates operating under our franchise and proprietary brands in the U.S. and other countries and territories around the world, which includes approximately 760 of our company owned and operated brokerage offices. In 2009, we were involved, either through our franchise operations or company owned brokerages, in approximately 23% of all existing homesale transaction volume (sides times price) for transactions involving a real estate brokerage firm.

Our real estate franchise brands are listed in the following chart, which includes information as of December 31, 2009 for both our franchised and company owned offices:

Worldwide Offices (1)	100	7,700	3,300	2,600	500	200

Worldwide Brokers and Sales Associates (1)	4,300	117,000	96,700	29,600	10,600	2,300

U.S. Annual Sides	9,704	438,422	650,229	117,196	33,949	N/A

# Countries with Owned or Franchised Operations	1	67	49	46	38	20

Characteristics	• Launched in July 2008 • Consumer focused brand that leverages the latest technology and is associated with the largest lifestyle magazine	• Strong brand awareness in real estate • Innovative national and local marketing	• 100-year old real estate company • Pioneer in Concierge Services	• 30-year old company • Established the first real estate franchise network outside of North America in 1981	• New luxury franchise model launched by us in 2004 • Well-known name in the luxury market	• Founded in 1906 • Services corporations, small business clients and investors

(1)	Includes offices and related brokers and sales associates of franchisees of master franchisors.

Real Estate Franchise Services

Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain existing franchises, create or acquire new brands and, most importantly, provide support to our franchisees in a way that enables them to manage their business more effectively. At December 31, 2009, our real estate franchise systems had approximately 14,500 offices worldwide in 93 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 7,400 brokerage offices in the U.S.

During 2009, many of our franchisees with multiple offices reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. While 2009 was a year in which our total number of offices and franchisees contracted, we have generated significant growth over the years in our real estate franchise business by increasing the penetration of our existing brands in their markets, increasing the number of international master franchise agreements that we sell and increasing the geographic diversity of our franchised locations to ensure exposure to multiple areas. We believe that exposure to multiple geographic areas throughout the U.S. and internationally also reduces our risk of exposure to local or regional changes in the real estate market. In addition, our large number of franchisees reduces our reliance on the revenues of a few franchisees. During 2009, none of our franchisees (other than our company owned brokerage operations) generated more than 1% of our real estate franchise business revenues.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ gross commission income earned from real estate transactions. In general, we provide our franchisees with a license to use the brands’ service marks, tools and systems in connection with their business, educational materials which contain recommended methods, specifications and procedures for operating the franchise, extensive training programs and assistance, and a national marketing program and related services. We operate and maintain an Internet-based reporting system for our domestic franchisees which allows them to electronically transmit listing information, transactions, reporting information and other relevant reporting data. We also own and operate websites for each of our brands for the benefit of our franchisees. We believe that one of our strengths is the strong relationships that we have with our franchisees as evidenced by the franchisee retention rate of 95% in 2009. Our retention rate represents the annual gross commission income generated by our franchisees that is kept in the franchise system on an annual basis, measured against the annual gross commission income as of December 31 of the previous year. On average, our franchisee’s tenure with our brands is approximately 17 years as of December 31, 2009.

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

Under certain circumstances, we extend conversion notes (development advance notes were issued prior to 2009) to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees’ existing businesses by opening additional offices through the consolidation of operations of other franchisees as well as through the acquisition of offices operated by independent brokerages. Many franchisees use the proceeds from the conversion notes to change stationery, signage, business cards and marketing materials or to assist in acquiring companies. The notes are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain performance based thresholds, the loans are forgiven over the term of the franchise agreement.

In addition to offices owned and operated by our franchisees, we, through our NRT subsidiary, own and operate approximately 760 offices under the following names: Coldwell Banker®, ERA®, Sotheby’s International Realty®, The Corcoran Group® and its subsidiary Citihabitats. NRT pays intercompany royalty fees and marketing fees to our real estate franchise business in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives and it is the largest contributor to the franchise system’s national marketing funds under which it operates.

In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region, or a direct franchising model. Under the master franchise model, we typically enter into long term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. The ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts.

We also offer service providers an opportunity to market their products to our brokers, sales associates and their customers through our Preferred Alliance Program. To participate in this program, service providers generally pay us an initial fee, subsequent commissions based upon our franchisees’ or sales associates’ usage of the preferred alliance vendors, or both. In connection with the spin-off of PHH, Cendant’s former mortgage business, PHH Mortgage, the subsidiary of PHH that conducts mortgage financing, is the only provider of mortgages for customers of our franchisees that we endorse. We receive a marketing fee for promotion in connection with our endorsement.

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

In October 2007, we entered into a long-term agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith Corporation. Realogy seeks to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between Realogy and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal option for another 50 years at our option.

Each of our brands has a consumer web site that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com, era.com and

bhgrealestate.com are the official websites for the Century 21® , Coldwell Banker®, Coldwell Banker Commercial®, Sotheby’s International Realty®, ERA® and Better Homes and Gardens® real estate franchise systems, respectively.

Company Owned Real Estate Brokerage Services

Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under our franchised brands, principally Coldwell Banker®, ERA® and Sotheby’s International Realty®, as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group® and its subsidiary Citihabitats. In addition, under NRT, we operate a large independent REO residential asset manager, which focuses on bank-owned properties. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is countercyclical to the overall state of the housing market. As of December 31, 2009, we had approximately 760 company owned brokerage offices, approximately 5,300 employees and approximately 46,000 independent contractor sales associates working with these company owned offices

Our real estate brokerage business derives revenue primarily from sales commissions, which are received at the closing of real estate transactions, which we refer to as gross commission income. Sales commissions usually range from 5% to 6% of the home’s sale price. Generally in U.S. homesale transactions, the broker for the home seller instructs the closing agent to pay a portion of the sales commission to the broker for the buyer and keeps the remaining portion of the homesale commission. In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, in addition to PHH Home Loans. We believe we provide integrated services that enhance the customer experience.

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

At December 31, 2009, we operated approximately 89% of our company owned offices under the Coldwell Banker® brand name, approximately 1% of our offices under the ERA® brand name, approximately 5% of our offices under The Corcoran Group® and its subsidiary Citihabitats brand names and approximately 5% of our offices under the Sotheby’s International Realty® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our ERA® offices in Pennsylvania, our Corcoran® Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our Sotheby’s International Realty® offices in several regions throughout the U.S. We believe that the markets in which we operate generally function independently from one another.

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

We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to expand our market share in existing markets through smaller “tuck-in” acquisitions. Following completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to support a broader network of sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by increasing the productivity of the acquired brokerages’ sales associates. We provide these sales associates with specialized tools, training and resources that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support, increased advertising and marketing support, relocation referrals, and a wide offering of brokerage-related services.

Our real estate brokerage business has a contract with Cartus under which the brokerage business provides brokerage services to relocating employees of the clients of Cartus. When receiving a referral from Cartus, our brokerage business seeks to assist the buyer in completing a homesale or home purchase. Upon completion of a homesale or home purchase, our brokerage business receives a commission on the purchase or sale of the property and is obligated to pay Cartus a portion of such commission as a referral fee. We believe that these fees are comparable to the fees charged by other relocation companies.

PHH Home Loans, our home mortgage venture with PHH, a publicly traded company, has a 50-year term, subject to earlier termination upon the occurrence of certain events or at our election at any time after January 31, 2015 by providing two years notice to PHH. We own 49.9% of PHH Home Loans and PHH owns the remaining 50.1%. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. Such earlier termination would result in (i) PHH selling its interest to a buyer designated by us or (ii) requiring PHH to buy our interest. In either case, the purchase price would be the fair market value of the interest sold. All mortgage loans originated by the venture are sold to PHH or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. PHH Home Loans is the exclusive recommended provider of mortgages for our company owned real estate brokerage business (unless exclusivity is waived by PHH).

Relocation Services

Through our subsidiary, Cartus, we offer a broad range of employee relocation services. In 2009, we assisted in over 116,000 relocations in over 135 countries for approximately 1,200 active clients, including over half of the Fortune 50 companies and affinity organizations. Our relocation services business operates through four global service centers on three continents. Our relocation services business is a leading global provider of outsourced employee relocation services.

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

•	expense processing, relocation policy counseling, relocation related accounting, including international assignment compensation services, and other consulting services;

•

arranging household goods moving services, with approximately 58,000 domestic and international shipments in 2009, and providing support for all aspects of moving a transferee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

•	visa and immigration support, intercultural and language training, and expatriation/ repatriation counseling and destination services; and

•	group move management services providing coordination for moves involving a large number of transferees to or from a specific regional area over a short period of time.

The wide range of our services allows our clients to outsource their entire relocation programs to us.

Under relocation services contracts with our clients, homesale services have historically been classified into two types, “at risk” and “no risk”. Under “at risk” contracts, our relocation business enters into homesale transactions whereby we acquire the home being sold by relocating employees and bear the risk of all expenses associated with acquiring, carrying and selling the home, including potential loss on sale. In early 2008, the Company exited most of its “at risk” contracts as a result of the “at risk” business becoming unprofitable in 2007 due to the continued downturn in the U.S. residential real estate market and the losses incurred on the sale of “at risk” homes. As of December 31, 2009, “at risk” client contracts represented less than 1% of Cartus’ total client contracts.

On January 21, 2010, Cartus acquired a global relocation service provider, Primacy Relocation, LLC, which is a supplier of relocation services to corporate clients as well as certain U.S. government agencies under “at risk” contracts. We believe the terms of these “at risk” government contracts are structured in a manner that mitigates risks associated with a downturn in the residential real estate market—in contrast to the “at risk” government business that we exited.

Under “no risk” contracts, which at December 31, 2009 accounted for substantially all of our clients, the client is responsible for payment of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the re-sale of the transferee’s home. Clients are responsible for payment of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on “no risk” homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to “no risk” homesale services.

Under “at risk” contracts, we pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale and bear any loss on the sale of the home. As with the “no-risk” contracts, clients with “at risk” contracts bear the non-homesale related direct costs associated with the relocation though we generally advance these expenses and the client reimburses us inclusive of interest charges on the advanced money.

Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client. If a client terminates its contract, we will be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred to the time of termination.

We earn commissions primarily from real estate brokers and van lines that provide services to the transferee. The commissions earned allow us pricing flexibility for the fees we charge our clients. We have created the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, some of our franchisees who have been approved to become members, and independent real estate brokers. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed approximately 55,000 properties in 2009 and accounted for approximately 7% of our relocation revenue.

About 7% of our relocation revenue is derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies, credit unions and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members.

Title and Settlement Services

Our title and settlement services business, Title Resource Group, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters and through our wholly-owned underwriter, Title Resources Guaranty Company, which we acquired in January 2006. We are licensed as a title agent in 37 states and Washington, D.C., have physical locations in 22 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2009, we had approximately 380 offices, 278 of which are co-located within one of our company owned brokerage offices.

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

Our company owned brokerage operations are the principal source of our title and settlement services business for resale transactions. Other sources of our title and settlement services resale business include our real estate franchise business and Cartus. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices, a strategy that is compliant with RESPA and any analogous state laws. The capture rate of our title and settlement services business from co-located company owned brokerage operations was approximately 39% in 2009. For refinance transactions, we generate revenues from PHH and other financial institutions throughout the mortgage lending industry.

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

We engage in a title insurance underwriting business through our Dallas-based subsidiary, Title Resources Guaranty Company (“TRGC”). TRGC is a title insurance underwriter licensed in 22 states and Washington, D.C. TRGC also has applications for licensure pending with the applicable offices in New York and Washington. TRGC underwrites a portion of the title insurance policies issued by our agency businesses.

We also derive revenues by providing our title and settlement services to various financial institutions in the mortgage lending industry. Such revenues are primarily derived from providing our services to customers who are refinancing their mortgage loans.

We also coordinate a national network of escrow and closing agents (some of whom are our employees, while others are attorneys in private practice and independent title companies) to provide full-service title and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers, and real estate sales associates. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.

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

Competition

Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, Prudential Real Estate Affiliates, Inc., Real Living (which includes the franchise business that had been conducted by GMAC Real Estate, LLC), RE/MAX International, Inc. and Keller Williams Realty, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain unaffiliated. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees, including the availability of financing, and the fees the franchisees must pay.

The ability of our real estate brokerage franchisees to compete with other real estate brokerages is important to our prospects for growth. Their ability to compete may be affected by the quality of sales associates, the location of offices, the services provided to sales associates, the number of competing offices in the vicinity, affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees.

Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. We compete with other national independent real estate organizations, including Home Services of America, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations such as Weichert Realtors and Long & Foster Real Estate, discount brokerages; and smaller niche companies competing in local areas.

Relocation Business. Competition in our relocation business is based on service, quality and price. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include Prudential Real Estate and Relocation Services Inc., Brookfield Global Relocation Services LLC (which acquired GMAC Global Relocation Services LLC) and Weichert Relocation Resources, Inc.

Title and Settlement Business. The title and settlement business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. The title and settlement business competes with a large, fragmented group of smaller underwriters and agencies. In addition, we compete with national competitors, including Fidelity National Title Insurance Company, First American Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Company.

Marketing

Franchise Operations

Each of our residential franchise brands operates a national advertising fund and our commercial brand operates a commercial marketing fund that is funded by our franchisees and our owned real estate brokerage operations. Either through our contracts with our franchisees or via contributions made by our company owned real estate brokerage operations, we are the largest contributor to each of these funds. The primary focus of each national advertising fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet promotion. Our Internet presence, for the most part, features our entire listing inventory in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free standing brand intranet sites to assist sales associates in becoming the best marketer of their listings. In addition to the Sotheby’s International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21® Fine Homes & EstatesSM, Coldwell Banker Previews®, and ERA International Collection®.

According to NAR, 90% of homebuyers used the Internet in their search for a new home in 2009. Our marketing and technology strategies focus on capturing this consumer and assisting in their purchase. Advertising is used by the brands to drive consumers to their respective websites. Significant focus is placed on developing each website to create value to the real estate consumer. Each website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the listing on the brand website. Additionally, each brand website serves as a national distribution point for sales associates to market themselves to consumers to enhance the customer experience.

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

The utilization of information technology as a marketing tool has become increasingly effective in our industry, and we believe that trend will continue to increase. Accordingly, we have sought to become a leader among residential real estate brokerage firms in the use and application of technology. The key features of our approach are as follows:

•	The integration of our information systems with multiple listing services to:

•	provide property information on a substantial number of listings, including those of our competitors when possible to do so; and

•	integrate with our systems to provide current data for other proprietary technology within NRT, such as contact management technology.

•	The placement of our company listings on multiple websites.

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

Employees

At December 31, 2009, we had approximately 10,300 employees, including approximately 550 employees outside of the U.S. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe that our employee relations are good.

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

On November 17, 2008, the Department of Housing and Urban Development (“HUD”) published a new final rule that seeks to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. Parts of the new rule became effective on January 16, 2009 but the majority of the rule had a mandatory effective date of January 1, 2010. The material provisions of the new rule include: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. We have revised our systems and processes to be compliant with the new rules and implemented our changes as of January 1, 2010. It is too early to determine the impact that these new rules may have on the real estate and settlement services industries, including on the Company.

Our company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage businesses.

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

Certain states in which we operate have “controlled business” statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit that we will be prepared to comply with any such rule. “Controlled business” typically is defined as sources controlled by, or which control, directly or indirectly, the title insurer or agent. We are not aware of any pending controlled business legislation. A company’s failure to comply with such statutes could result in the non-renewal of the company’s license to provide title and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable “controlled business” statutes by ensuring that we generate sufficient business from sources we do not control. We have never been cited for failing to comply with a “controlled business” statute.

ITEM 1A.    RISK FACTORS.

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report. The risk factors generally have been separated into three groups: (1) risks relating to our indebtedness; (2) risks relating to our business; and (3) risks relating to our separation from Cendant. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting the Company. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks relating to our indebtedness

Our level of indebtedness could prevent us from meeting our obligations under our debt instruments and could adversely affect our ability to fund our operations, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities.

We are significantly leveraged. As of December 31, 2009, our total debt (including the current portion) was $6,706 million (which does not include $512 million of letters of credit issued under our synthetic letter of credit facility and an additional $19 million of outstanding letters of credit). In addition, as of December 31, 2009, our current liabilities included $305 million of securitization obligations which were collateralized by $364 million of securitization assets that are not available to pay our general obligations. A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates.

Our indebtedness was principally incurred to finance our acquisition by Apollo in April 2007 and reflected our then current earnings and our expectations that the housing downturn would recover in the near term. While our total debt has increased modestly since the date of our acquisition, the industry and economy have experienced significant declines that have negatively impacted our operating results. Revenues for the year ended December 31, 2009 compared to the year ended December 31, 2007, on a pro forma combined basis, have decreased approximately 34%. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure. There can be no assurance that we will be able to reduce the level of our leverage in the future.

Our substantial degree of leverage could have important consequences, including the following:

•	it could cause us to be unable to maintain compliance with the senior secured debt ratio under our senior secured credit agreement;

•	it could cause us to be unable to meet our debt service requirements under our senior secured credit facility or indentures or meet our other financial obligations;

•

it may cause a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness and not available for other purposes, including our operations, capital expenditures and future business opportunities;

•

it may limit our ability to incur additional borrowings under our existing facilities or securitizations, to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness;

•	it exposes us to the risk of increased interest rates because a significant portion of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may cause a further downgrade of our debt and long-term corporate ratings;

•

it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business, or may cause us to be unable to carry out capital spending that is important to our growth; and

•	it may limit our ability to attract and retain key personnel.

An event of default under our senior secured credit facility may adversely affect our operations.

Our senior secured credit facility contains restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing 12 month Adjusted EBITDA. Specifically measured at the last day of each quarter, our senior secured leverage ratio may not exceed 5.0 to 1. This ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. Total senior secured debt does not include the Second Lien Loans or the Unsecured Notes, as defined herein. At December 31, 2009, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.66 to 1. A failure to maintain the senior secured leverage ratio, or a breach of any of the other restrictive covenants, would result in a default under our senior secured credit facility.

If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure permitted thereunder, there would be an “event of default” under the senior secured credit agreement. Other events of default include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control, and cross-events of default on material indebtedness. Upon the occurrence of any event of default under our senior secured credit facility, the lenders:

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

If we were unable to repay those amounts, then the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

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

Our senior secured credit facility and the indentures governing the Unsecured Notes contain, and any future indebtedness we incur may contain, various covenants and conditions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior secured credit facility and our securitization obligations under our securitization facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps with a notional value of $575 million, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such interest rate swaps do not eliminate interest rate volatility for the remaining $2,516 million of our senior secured credit facility at December 31, 2009.

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

If we are required to take any of these actions, then it could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to take any of these actions, these actions may not enable us to continue to satisfy our capital requirements or they may not be permitted under the terms of our various debt instruments, including our senior secured credit facility and the indentures governing the Unsecured Notes. In addition, our senior secured credit facility and the indentures governing the notes will restrict our ability to sell assets and to use the proceeds from the sales. Moreover, borrowings under our senior secured credit facility are secured by substantially all of our assets and those of most of our subsidiaries. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations.

We are a holding company and are dependent on dividends and other distributions from our subsidiaries.

Realogy is a holding company with limited direct operations. Realogy’s principal assets are the equity interests that we hold in our operating subsidiaries. As a result, we are dependent on dividends and other distributions from those subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on our outstanding debt. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness, including the indentures governing the Unsecured Notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our debt service payments.

We are substantially owned and controlled by Apollo, a private equity firm, which is able to make important decisions about our business and capital structure.

Substantially all of the common stock of Holdings is beneficially owned by Apollo, a private equity firm. As a result, Apollo controls us and has the power to elect all of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Holdings’ stock, including changes to our capital structure and approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the repurchase of our indebtedness, in each case, subject to the terms of our senior secured credit facility and the indentures governing the Unsecured Notes. Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our debt. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or that may be our customers or suppliers. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For so long as the Company is capital constrained, Apollo may use its own funds to pursue opportunities that the Company is unable to exploit directly. So long as Apollo continues to own a significant amount of the equity of Holdings, even if such amount is less than 50%, Apollo will continue to be able to strongly influence or effectively control our decisions. Because our equity securities are not registered under the Exchange Act and are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchanges.

Risks relating to our business

The residential real estate market is cyclical and we are negatively impacted by downturns in this market.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. The U.S. residential real estate market has recently shown some signs of stabilizing from a lengthy and deep downturn that began in the second half of 2005. However, we cannot predict when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth.

Any of the following could halt or limit a recovery in the housing market and have a material adverse effect on our business by causing a lack of sustained growth or a decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	continued high unemployment;

•	a period of slow economic growth or recessionary conditions;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the residential real estate market;

•	rising mortgage interest rates;

•	instability of financial institutions;

•	the general availability of mortgage financing, including tightened underwriting criteria;

•	excessive or insufficient home inventory levels;

•	high levels of foreclosures;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	our geographic and high-end market concentration relating in particular to our company-owned brokerage operations;

•	local, state and federal government regulation that burden residential real estate transactions or ownership;

•	shifts in populations away from the markets that we or our franchisees serve;

•

individual tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

•	decreasing home ownership rates and declining demand for real estate due to inflation or other causes;

•	concerns about our continued viability—this may impact retention of sales associates, franchisees and corporate clients;

•	commission pressure from brokers who discount their commissions; and/or

•	acts of God, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets.

Our success is largely dependent on the efforts and abilities of the independent sales associates retained by company owned brokerage offices and by our franchisees and our franchisees’ ability to retain sales associates is generally subject to numerous factors, including the compensation they receive and their perception of brand value. Given our high degree of leverage and negative perceptions in the media relating to our financial condition, neither our company owned brokerage offices or our independent franchisees may be successful in attracting or maintaining independent sales associates. If we or our franchisees fail to attract and retain independent sales associates, our business may be materially adversely affected.

A prolonged decline in the number of homesales and/or prices would adversely affect our revenues and profitability.

Based upon data published by NAR, from 2005 to 2009, annual US existing homesale units declined by 27% and the median homesale price declined by 21%. Our Company’s revenues for the year ended December 31, 2009 compared to the year ended December 31, 2007, on a pro forma combined basis, decreased approximately

34%. A further decline or lack of sustained growth in existing homesales, a continued decline in home prices or a decline in commission rates charged by brokers would further adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services and reducing the referral fees earned by our relocation services business. For example, for 2009, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $3 million for our Real Estate Franchise Services segment and $9 million for our Company Owned Real Estate Brokerage Services segment, which included $2 million of intercompany royalties paid by our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment.

Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could continue to adversely affect our revenues and profitability.

Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other region in the country. In the year ended December 31, 2009, NRT realized approximately 61% of its revenues from California (27%), the New York metropolitan area (23%) and Florida (11%). A further downturn in residential real estate demand or economic conditions in these regions could result in a further decline in NRT’s total gross commission income and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well. A further downturn in residential real estate demand or economic conditions in these states could continue to result in a decline in our overall revenues and have a material adverse effect on us.

NRT has a significant concentration of transactions at the higher end of the U.S. real estate market. A shift in mix of property transactions from the high range to lower and middle range homes due in part to the instability in the financial sector and the local economies of these markets has resulted, and could continue to result, in declining homesale prices and has reduced, and could continue to reduce, the average price of NRT’s closed homesales.

Loss or attrition among our senior management or other key employees could adversely affect our financial performance.

Our success is largely dependent on the efforts and abilities of our senior management and other key employees. Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, the mix between the fixed and variable compensation we pay our employees and prevailing compensation rates. Given the lengthy and prolonged downturn in the real estate market and the cost-cutting measures we implemented during the downturn, certain of our employees have received, and may in the near term continue to receive, less variable compensation. As such, we may suffer significant attrition among our current key employees. If we were to lose key employees and not promptly fill their positions with comparably qualified individuals, our business may be materially adversely affected.

Tightened mortgage underwriting standards could continue to reduce borrowers’ ability to access the credit market on reasonable terms.

During the past several years, many lenders have significantly tightened their underwriting standards, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets important to our higher value and luxury brands, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.

Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.

Our business and operations and those of our franchisees are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, consumer confidence and the general condition of the U.S. and world economy.

Dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, which were initially of mortgage-backed securities, spread to credit default swaps and other derivative securities and caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. Lack of available credit or lack of confidence in the financial sector could materially and adversely affect our business, financial condition and results of operations.

A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions could have a material adverse effect on our financial condition and our results of operations.

We face intense regulatory uncertainties that are beyond our control.

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

U.S. governmental actions implemented during the past year to assist in stabilization and/or a recovery of the residential real estate market include: (1) the tax credit for qualified first-time home buyers embodied in the 2009 Stimulus Act enacted in February 2009 and amended in November 2009 to extend that credit through June 2010 and to expand it to qualified move-up buyers, (2) the restoration of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans through December 31, 2010, (3) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners suffering from falling home prices, encouraging lenders, through government financial incentives, to modify loan terms with borrowers at risk of foreclosure or already in foreclosure, and (4) U.S. government purchase of Fannie Mae and Freddie Mac mortgage-backed securities to promote liquidity in the marketplace. There can be no assurance that these actions or any other governmental action will continue to stabilize the housing market or that any recovery in this market will be sustained as these programs either wind down or expire by their terms.

In 2007 and 2008, there was considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac. Pursuant to legislation enacted in July 2008, in September, the U.S. government has placed both Fannie Mae and Freddie Mac under the conservatorship of the Federal Housing Finance Agency, a newly created federal agency and committed to provide capital to each of Fannie Mae and Freddie Mac to backstop shortfalls in their capital requirements. It is difficult to predict either the long-term or short-term impact of these governmental actions.

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

Competition in the residential real estate services business is intense. As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees. Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring similar products and services at rates that are lower than we charge. Our largest national competitors in this industry include The Prudential Real Estate Affiliates, Inc., Real Living (which includes the franchise business that had been conducted by GMAC Real Estate, LLC) and Keller Williams Realty, Inc. Some of these companies may have greater financial resources than we do, including greater marketing and technology budgets, and may be less leveraged. Regional and local franchisors provide additional competitive pressure in certain areas. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions further deteriorate. For example, our franchisees’ average homesale commission rate per side was 2.65% in 2002 and this rate declined to 2.55% in 2009.

Our company owned brokerage business, like that of our franchisees, is generally in intense competition. We compete with other national independent real estate organizations, including Home Services of America, franchisees of our brands and of other national real estate franchisors; franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, and smaller niche companies competing in local areas. Competition is particularly severe in the densely populated metropolitan areas in which we compete. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have significantly increased their market share in recent years and they may increase their market share in the future. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and brokerage commission. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. We also compete for the services of qualified licensed sales associates. Such competition could reduce the commission amounts retained by our company after giving effect to the split with sales associates and possibly increase the amounts that we spend on marketing. Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.51% in 2009.

In our relocation services business, we compete primarily with global and regional outsourced relocation service providers. The larger outsourced relocation service providers that we compete with include Prudential Real Estate and Relocation Services, Inc., Brookfield Global Relocation Services LLC (which acquired GMAC Global Relocation Services LLC) and Weichert Relocation Resources, Inc.

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

Several of the litigation matters we are involved with allege claims based upon breaches of fiduciary duties by our licensed brokers and violations of state laws relating to business practices or consumer disclosures. We cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against us, including remedies or awards, and adverse results in any such litigation may harm our business and financial condition.

Our company owned real estate brokerage business, our relocation business, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services.

Our title insurance business also is subject to regulation by insurance and other regulatory authorities in each state in which we provide title insurance. State regulations may impede or impose burdensome conditions on our ability to take actions that we may want to take to enhance our operating results.

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

In April 2007, the FTC and Justice Department issued a report on competition in the real estate brokerage industry and concluded that while the industry had undergone substantial changes in prior years, particularly with the increasing use of the Internet, competition has been hindered as a result of actions taken by some real estate brokers, acting through multiple listing services and NAR, state legislatures, and real estate commissions, and recommend, among other things, that the agencies should continue to monitor the cooperative conduct of private associations of real estate brokers, and bring enforcement actions in appropriate circumstances.

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

We are also, to a lesser extent, subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;

•	various state and federal privacy laws;

•	the USA PATRIOT Act;

•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

•	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;

•

“controlled business” statutes, which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate providers, on the other hand, or similar laws or regulations that would limit or restrict transactions among affiliates in a manner that would limit or restrict collaboration among our businesses;

•	the Affiliated Marketing Rule, which prohibits or restricts the sharing of certain consumer credit information among affiliated companies without notice and/or consent of the consumer;

•	the Fair Housing Act;

•	laws and regulations in jurisdictions outside the United States in which we do business;

•	state and federal employment laws and regulations, including any changes that would require classification of independent contractors to employee status; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.

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

Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, asset impairment, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments by management could significantly change our reported results.

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

Integrating acquired companies involves complex operational and personnel-related challenges. Future acquisitions may present similar challenges and difficulties, including:

•	the possible defection of a significant number of employees and sales associates;

•	increased amortization of intangibles;

•	the disruption of our respective ongoing businesses;

•	possible inconsistencies in standards, controls, procedures and policies;

•	failure to maintain important business relationships and contracts;

•	unanticipated costs of terminating or relocating facilities and operations;

•	unanticipated expenses related to such integration; and

•	the potential unknown liabilities associated with acquired businesses.

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any business that we have acquired or may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.

Our financial results are affected by the operating results of franchisees.

Our real estate franchise services segment receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, our real estate franchise services segment’s financial results are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty revenues may decline. In addition, we may have to increase our bad debt and note reserves. We may also have to terminate franchisees more frequently due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.

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

On January 21, 2010, Cartus acquired a global relocation service provider, Primacy Relocation, LLC, which is a supplier of relocation services to corporate clients as well as certain U.S. government agencies under “at risk” contracts. Under “at risk” contracts, our relocation business enters into homesale transactions whereby we acquire the home being sold by relocating employees and bear the risk of all expenses associated with acquiring, carrying and selling the home, including potential loss on sale. In “at risk” homesale transactions where the ultimate third party buyer is not under contract at the time we become the owner of the home, we are subject to the market risk that the homes we purchase will lose value while we are carrying them as well as the risk that our carrying costs will increase, both of which would increase the losses that we may incur on reselling the homes. A significant increase in the number of “at risk” home sale transactions could have a material adverse effect on our relocation business if housing prices continue to fall and we are unable to sell our at-risk homes in a timely manner or at favorable prices.

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

We issue title insurance policies which provide coverage for real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is typically limited to the first $5,000 of claims on any one policy, though our insurance risk is not limited if we are negligent. The title underwriter we acquired in January 2006 generally underwrites title insurance policies on properties up to $1.5 million. For properties valued in excess of this amount, we obtain a reinsurance policy from a national underwriter. We may also be subject to legal claims arising from the handling of escrow transactions and closings. Our subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, we carry an additional errors and omissions insurance policy for Realogy and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence. The occurrence of a significant title or escrow claim in excess of our insurance coverage in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. We carry insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

We could be subject to severe losses if banks do not honor our escrow and trust deposits.

Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor our deposits, customers could seek to hold us responsible for these deposits and, if the customers prevailed in their claims, we could be subject to severe losses. These escrow and trust deposits totaled $161 million at December 31, 2009.

Title insurance regulations limit the ability of our insurance underwriter to pay cash dividends to us.

Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to a certain percentage of the insurance subsidiary’s surplus, or 100% of statutory operating income for the previous calendar year. These restrictions could limit our ability to pay dividends to our stockholders, make acquisitions or otherwise grow our business.

We may be unable to continue to securitize certain of our relocation assets, which may adversely impact our liquidity.

At December 31, 2009, $305 million of securitization obligations were outstanding through three bankruptcy remote special purpose entities (“SPEs”) monetizing certain assets of our relocation services business under two securitization programs. We have provided a performance guaranty which guarantees the obligations of our subsidiary, Cartus Corporation and its subsidiaries, as originator and servicer under these securitization programs with the SPEs. Our ability to securitize these assets or receivables depends upon the amount of such receivables and other assets that we hold, the performance of these assets, the capacity limits of these facilities, the interest of banks and other financial institutions in financing the securitized assets and other factors. If we are unable to continue to securitize these assets, we may be required to find additional sources of funding which may be on less favorable terms or may not be available at all.

The occurrence of any trigger events under our securitization facilities could cause us to lose funding under the facilities and therefore restrict our ability to fund the operation of our relocation business.

Both of our securitization facilities contain terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. Some of the trigger events which could affect the availability of funds under the securitization facilities include restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, the Unsecured Notes and other material indebtedness. Given the current economic conditions, there is an associated risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750,000 in any one month or $1.5 million in any trailing 12 month period. The facilities also have trigger events based on change in control and cross-defaults to material indebtedness. Each of the securitization facilities also contains provisions limiting the availability of funding based on the concentration levels of receivables due from any one client or, in some instances, groups of the largest clients and certain of the securitization facilities have other concentration levels relating to the due dates of the receivables, the period certain receivables are outstanding and the type or location of the relocation properties. The occurrence of any of the above trigger events under the securitization facilities could restrict our ability to access new or existing funding under the facilities and adversely affect the operation of our relocation business.

We are highly dependent on the availability of the asset-backed securities market to finance the operations of our relocation business, and disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity or results of operations.

Reduced investor demand for asset-backed securities could result in our having to fund our relocation assets until investor demand improves, but our capacity to fund our relocation assets is not unlimited. If we confront a reduction in borrowing capacity under our securitization facilities due to a reduced demand for asset-backed securities, it could require us to reduce the amount of relocation assets we fund and to find alternative sources of funding for working capital needs. Adverse market conditions could also result in increased costs and reduced margins earned in connection with securitization transactions.

If we need to increase the funding available under our securitization facilities, such funding may not be available to us or, if available, on terms acceptable to us. In addition, our UK securitization and Apple Ridge securitization facilities mature in April 2011 and April 2012, respectively. We could encounter difficulties in renewing these facilities. If these sources of funding are not available to us for any reason, we could be required to borrow under our revolving credit facility or incur other indebtedness to finance our working capital needs or we could require our clients to fund the home purchases themselves, which could have a material adverse effect on our ability to achieve our business and financial objectives.

Our international operations are subject to risks not generally experienced by our U.S. operations.

Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services and company owned real estate brokerage businesses have international operations. For the year ended December 31, 2009, revenues from these operations are approximately 2% of total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;

•	exposure to local economic conditions;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operation;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in foreign taxation structures.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and sales associates, and employment law, including claims challenging the classification of our sales associates as independent contractors. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.

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

We franchise our brands to franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure that these franchisees will not take actions that hurt the value of our intellectual property or our reputation.

Our license agreement with Sotheby’s for the use of the Sotheby’s International Realty® brand is terminable by Sotheby’s prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, (3) a court issues a non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment, or (4) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.

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

Risks relating to Realogy’s separation from Cendant

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”), and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement dated as of July 28, 2006 among Realogy, Wyndham Worldwide and Travelport, Realogy and Wyndham Worldwide have each assumed and are generally responsible for 62.5% and 37.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities, including those relating to unresolved tax and legal matters and associated costs and expenses. More specifically, Realogy generally has assumed and is responsible for the payment of its share of: (i) certain contingent tax liabilities and taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes, (ii) liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant, (iii) Cendant corporate liabilities relating to Cendant’s terminated or divested businesses and liabilities relating to the Travelport sale, if any, (iv) generally any actions with respect to the separation plan or the distributions brought by any third party, and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with Realogy’s separation from Cendant. In almost all cases, Realogy is not responsible for liabilities that were specifically related to Avis Budget, Wyndham Worldwide and/or Travelport, which were allocated 100% to the applicable company in the separation. In addition, Realogy agreed with Wyndham Worldwide to guarantee each other’s obligations (as well as Avis Budget’s) under their respective deferred compensation plans for amounts deferred in respect of 2005 and earlier years. At December 31, 2009, the due to former parent balance was $505 million.

The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which time the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, we are working with the other former Cendant companies, and through them, the IRS to resolve outstanding audit and tax sharing issues. The tax indemnification accruals for Cendant’s tax matters, including those related to the pending IRS examination was $364 million at December 31, 2009. At present, we believe the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows.

If any party responsible for Cendant contingent and other corporate liabilities were to default in its payment, when due, of any such assumed obligations related to any such contingent and other corporate liability, each non-defaulting party (including Cendant) would be required to pay an equal portion of the amounts in default. Accordingly, Realogy may, under certain circumstances, be obligated to pay amounts in excess of its share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

An adverse outcome from any of the unresolved Cendant liabilities for which Realogy has assumed partial liability under the Separation and Distribution Agreement could be material with respect to our earnings or cash flows in any given reporting period.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (the “Code”), then our stockholders and/or we and Avis Budget might be required to pay U.S. federal income taxes.

The distribution of Realogy shares in connection with our separation from Cendant was conditioned upon Cendant’s receipt of an opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”) substantially to the effect that the distribution, together with certain related transactions, should qualify as a reorganization for

U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion of Skadden Arps was based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that Realogy and Cendant made to Skadden Arps. In rendering its opinion, Skadden Arps also relied on certain covenants that Realogy and Cendant entered into, including the adherence by Cendant and Realogy to certain restrictions on Realogy’s future actions. If any of the representations or statements that Realogy or Cendant made were, or become, inaccurate or incomplete, or if Realogy or Cendant breach any of Realogy’s covenants, the distribution and such related transactions might not qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. You should note that Cendant did not and does not intend to seek a ruling from the Internal Revenue Service (“IRS”) as to the U.S. federal income tax treatment of the distribution and such related transactions. The opinion of Skadden Arps is not binding on the IRS or a court, and there can be no assurance that the IRS will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code or that any such challenge ultimately will not prevail.

If the distribution of Realogy shares together with the related transactions referred to above, or together with the merger in which we were acquired by Apollo (the “Merger”) (the tax consequences of which are discussed below under “The Merger might be characterized as part of a plan.”), were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then Cendant would recognize a gain in an amount equal to the excess of (i) the fair market value of Realogy’s common stock distributed to the Cendant stockholders over (ii) Cendant’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution of the stock of Realogy or Wyndham Worldwide were to fail to qualify as a reorganization and (x) such failure was not the result of actions taken after the distribution by Cendant, us or Wyndham Worldwide, Realogy and Wyndham Worldwide would be generally responsible for the payment of 62.5% and 37.5%, respectively, of any taxes imposed on Cendant as a result thereof or (y) such failure was the result of actions taken after the distribution by Cendant, Realogy or Wyndham Worldwide, the party responsible for such failure would be responsible for all taxes imposed on Cendant as a result thereof. In addition, in certain circumstances, Cendant stockholders who received Realogy stock in the distribution would be treated as having received a taxable dividend equal to the fair market value of Realogy stock received. If the Merger were to cause the distribution to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then the resulting taxes would be significant and would have a clear material adverse effect.

The Merger might be characterized as part of a plan.

Under the Tax Sharing Agreement, Realogy agreed not to take certain actions during the period beginning the day after the distribution date and ending on the two-year anniversary thereof. These actions included Realogy selling or otherwise transferring 50% or more of its gross or net assets of its active trade or business or 50% or more of the consolidated gross or net assets of its business, or entering into a merger agreement or any Proposed Acquisition Transaction, as defined in the Tax Sharing Agreement (generally, a transaction where Realogy would merge or consolidate with any other person or where any person would acquire an amount of stock that comprises 35% or more of the value or the total combined voting power of all of the outstanding stock of Realogy), without the receipt of a private letter ruling from the IRS, or an opinion of tax counsel in form and substance reasonably satisfactory to at least two of Cendant, Realogy and Wyndham Worldwide that states that such action will not result in Distribution Taxes, as defined in the Tax Sharing Agreement (generally, taxes resulting from the failure of the distribution to qualify under Section 355(a) or (c) of the Code or Section 361(c) of the Code, or the application of Sections 355(d) or (e) of the Code to the distribution).

The Merger was a Proposed Acquisition Transaction as defined in the Tax Sharing Agreement. In connection with the Merger, Skadden Arps issued an opinion (the “Opinion”) to Realogy, Cendant and Wyndham Worldwide stating that, based on certain facts and information submitted and statements, representations and warranties made by Realogy and Apollo, and subject to the limitations and qualifications set forth in such Opinion, the Merger with affiliates of Apollo will not result in Distribution Taxes. Each of Cendant and Wyndham Worldwide confirmed that the Opinion is reasonably satisfactory. The Opinion is not binding on the IRS or a court. Accordingly, the IRS may assert a position contrary to the Opinion, and a court may agree with the IRS’s position. Additionally, a change in the tax law or the inaccuracy or failure to be complete of any of the facts, information, documents, corporate records, covenants, warranties, statements, representations, or assumptions upon which the Opinion is based could affect its conclusions. Pursuant to the Tax Sharing Agreement, Realogy is required to indemnify Cendant against any and all tax-related liabilities incurred by it relating to the distribution to the extent caused by Realogy’s actions, even if Cendant has permitted Realogy to take such actions. Cendant did not and does not intend to seek a private letter ruling from the IRS.

If the Merger causes the distribution to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then the resulting taxes would be significant and would have a clear material adverse effect. Cendant would recognize gain in an amount equal to the excess of (i) the fair market value of Realogy’s common stock distributed to the Cendant stockholders over (ii) Cendant’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution of the stock of Realogy or Wyndham Worldwide were to fail to qualify as a reorganization and (x) such failure was not the result of actions taken after the distribution by Cendant, Realogy or Wyndham Worldwide, we and Wyndham Worldwide would generally be responsible for 62.5% and 37.5%, respectively, of any taxes imposed on Cendant as a result thereof or (y) such failure was the result of actions taken after the distribution by Cendant, Realogy or Wyndham Worldwide, the party responsible for such failure would be responsible for all taxes imposed on Cendant as a result thereof. In addition, in certain circumstances, the Cendant stockholders who received Realogy stock in the distribution would be treated as having received a taxable dividend equal to the fair market value of Realogy stock received. If the distribution were to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, but acquisitions of Cendant stock or Realogy stock after the distribution were to cause Section 355(e) of the Code to apply, Cendant would recognize a taxable gain as described above, but the distribution would be tax free to stockholders (except for cash received in lieu of a fractional share of Realogy common stock).

ITEM 2.	PROPERTIES.

Corporate Headquarters. Our corporate headquarters is located in leased offices at One Campus Drive in Parsippany, New Jersey. The lease expires in 2013 and can be renewed at our option for an additional five or ten years.

Real Estate Franchise Services. Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey.

Company Owned Real Estate Brokerage Services. As of December 31, 2009, our company owned real estate brokerage segment leases approximately 6 million square feet of domestic office space under 1,088 leases. Its corporate headquarters and one regional headquarters are located in leased offices at One Campus Drive, Parsippany, New Jersey. As of December 31, 2009, NRT leased seven facilities serving as regional headquarters, 30 facilities serving as local administration, training facilities or storage, and approximately 760 brokerage sales offices under approximately 962 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of one to five years. In addition, there are 89 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.

Relocation Services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. As of December 31, 2009, we had one leased regional office in Irving, Texas, which provides operation support services, and international offices leased in Swindon and Hammersmith, United Kingdom; Singapore and Shanghai, China.

Title and Settlement Services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in 22 states and the District of Columbia.

We believe that all of our properties and facilities are well maintained.

ITEM 3.	LEGAL PROCEEDINGS.

Legal—Real Estate Business

The following litigation relates to Cendant’s Real Estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). Cendant and Century 21 were served with the complaint on March 14, 2002. The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, as well as the implied duty of good faith and fair dealing, and certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages; Cendant used Century 21 marketing dollars to promote Cendant’s Internet website, Move.com; the Century 21 magazine was replaced with a Coldwell Banker magazine; Century 21 ceased using marketing funds for yellow page advertising; Cendant nearly abolished training in the areas of recruiting, referral, sales and management; and Cendant directed most of the relocation business to Coldwell Banker and ERA brokers. On October 29, 2002, the plaintiffs filed a second amended complaint adding a count against Cendant as guarantor of Century 21’s obligations to its franchisees. On June 23, 2003, acting upon a motion that had been filed by the plaintiffs, the court determined that the limitations on Century 21 obtaining general releases should continue with respect to renewals only and ordered a supplemental notice of the progress of the litigation distributed to Century 21 franchisees.

On June 30, 2006, the court denied plaintiffs’ motion to certify a class. Discovery continued thereafter. On April 25, 2007, plaintiffs filed a motion to compel discovery seeking information relating to plaintiffs’ plan to move a second time to certify a class, which defendants opposed. The court did not issue a ruling and instead by order dated October 1, 2007 appointed a discovery master to rule on the discovery disputes. Mediation was held on January 6, 2009 but was unsuccessful. On January 16, 2009, we filed a motion to strike the class allegations from plaintiffs’ complaint. On February 19, 2009, plaintiffs filed their opposition to our motion to strike and filed a cross motion to certify a class. There are three pending motions before the Court: the class certification motion; our motion to strike class allegations from the complaint, and our motion to dismiss plaintiffs’ pre-1998 claims because there is no class representative for any such claim. Oral argument was held on October 23, 2009. Further argument on the pending motions has been scheduled for February 26, 2010.

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, our Chief Executive Officer, President and Director, were added as defendants in a putative class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 21, 2001. This action was settled in July 2008, subject to notice to class members and Court approval. The court granted preliminary approval of the settlement in December 2008 and final approval of the settlement in March 2009. During this action, Cendant had placed into escrow stock and proceeds it was to receive in connection with the settlement of related litigation subject to resolution of this action. During the course of 2008, the stock was sold in the open market, leaving an aggregate of approximately $15.5 million of cash proceeds in the escrow account. Under the terms of the settlement, Cendant agreed to receive approximately $11.5 million of such cash proceeds but waived its right to the remaining $4 million cash escrow balance. Cendant also waived any right it may have to any settlement proceeds that may be distributed from a future settlement with defendant Stuart Wolf. Under the terms of the Separation and Distribution Agreement, Realogy is entitled to 100% of the proceeds payable to Cendant under the settlement agreement. Realogy received $11 million of settlement proceeds on April 27, 2009 and, following distribution of the individual settlements of this action to all plaintiffs, received the remaining $0.9 million of proceeds in January 2010. This matter is now concluded as to Cendant.

Larpenteur v. Burnet Realty, Inc., d/b/a Coldwell Banker Burnet, and Burnet Title, Inc., No. 27 CV 0824562 (Hennepin County District Court, Minnesota), This putative class action was filed on September 26, 2008 against the Company’s Minnesota operations for NRT and TRG alleging that the brokerage’s affiliated business relationship with TRG and the practice of referring business to TRG violates the brokerage’s fiduciary duty as a broker and sales agent to its customers. Plaintiffs allege that there are lower cost comparable alternatives to TRG’s Burnet Title and that recommending the higher costing Burnet Title is a breach of duty. The complaint further alleges that the brokerage was unjustly enriched as a result of the affiliated business relationship. As to Burnet Title, the complaint alleges that it aided and abetted the breach of the Company’s fiduciary duty to the customer. Discovery for this class action has commenced. In December 2008, the Company’s Minnesota operations for NRT and TRG—the defendants in this action—filed a motion to strike the class action allegation and a motion for judgment on the pleadings. On March 6, 2009, the Court denied without prejudice defendants’ motion for judgment on the pleadings, to strike class allegations and to deny class certification. Plaintiff’s motion for class certification was filed on January 4, 2010 and the Company’s opposition papers were filed on January 15, 2010. An evidentiary hearing on the class certification motion was held from January 25 to 27, 2010.

Proa, Jordan and Schiff v. NRT Mid-Atlantic, Inc. d/b/a Coldwell Banker Residential Brokerage et al. (Case No. 1:05-cv-02157 (AMD), U.S.D.C., District of Maryland, Northern Division). In May 2009, summary judgment was granted in favor of defendant NRT and the case was dismissed, subject to Plaintiffs’ right to appeal. On June 25, 2009, plaintiffs appealed the District Court’s decision to the Fourth Circuit of the U.S. Court of Appeals. The appeal has been briefed by both parties. At this time, we have not received any word from the Fourth Circuit as to whether it will schedule oral argument or rule solely from the papers. A discussion of the proceedings leading up the summary judgment decision and pending appeal follows.

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

The plaintiffs are seeking compensatory and punitive damages in an amount to be determined at trial, as well as attorneys’ fees. On November 14, 2005, the defendants filed an answer to the plaintiffs’ amended complaint. A stipulation of voluntary dismissal of the defamation claim against Angela Shearer was entered on January 18, 2006. On March 13, 2007, the Court granted defendants’ motion to dismiss with prejudice Jordan’s Title VII claim for failing to file suit within the statute of limitations. The court also granted defendants’ motion to dismiss with prejudice plaintiffs’ declaratory judgment claim, which sought to obtain a declaration that real estate agents are not independent contractors. The court dismissed the declaratory claim because there is no actual controversy that requires declaratory relief and because there is no claim that is appropriate for class relief as pled by plaintiffs. On March 21, 2007, plaintiffs filed a motion for leave to file a third amended complaint attempting to add class-wide FLSA claims for unpaid minimum wages, overtime and benefits that employees receive. On May 8, 2007, the court denied the motion. The plaintiffs have appealed the court’s decision, among other rulings.

David Schott and Constance Schott v. Equity Title Company (Case No. BC 374014, Superior Court of California, County of Los Angeles). On or about June 1, 2007, plaintiffs filed suit against defendant, a company within our title and settlement services segment, alleging, among other things, breach of contract and fraud relating to an exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. Plaintiffs selected a qualified intermediary known as QES, which was acquired by Southwest Exchange shortly before the plaintiffs hired QES. The Company acted as escrow agent for the property exchange and wired the 1031 exchange proceeds to an account designated by QES that was controlled by Southwest Exchange. Several weeks after the proceeds were sent, unknown parties affiliated with Southwest Exchange stole plaintiffs’ money, along with many other parties’ funds. On July 3, 2008, following a trial, a jury returned a verdict in favor of plaintiffs on their claim for breach of contract and intentional misrepresentation and awarded damages in the amount of approximately $2.9 million. On October 27, 2008, we filed a notice of appeal. By opinion issued January 14, 2010, the appellate division reversed the trial court’s entry of judgment of the jury’s verdict against the Company in all respects and remanded the matter to the trial court with instructions for further proceedings.

Realogy Corporation v. Triomphe Partners and Triomphe Immobilien (AAA/District New York). Realogy initiated arbitration proceedings to collect sums due to it, plus attorneys fees and costs, from the former master franchisor of the Coldwell Banker brand for 28 countries in Eastern and Western Europe. Realogy also seeks a declaration that it properly terminated the international franchise contracts because Triomphe failed to properly cure pending defaults. Triomphe has asserted a counterclaim alleging that the contracts were not properly terminated and that the contracts were terminated in violation of the Illinois Franchise Practices Act. Triomphe seeks damages for lost profits, as well as attorneys’ fees and costs. Arbitration proceedings were held in July and November 2009, and in January 2010 and additional dates of arbitration are scheduled for March and May 2010.

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

Legal—Cendant Corporate Litigation

Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy, Wyndham Worldwide and Travelport, each of Realogy, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or Cendant’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from Cendant. Such litigation includes the litigation described below.

CSI Investment et. al. vs. Cendant et. al. (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.) is an action for breach of contract and fraud arising out of Cendant’s acquisition of the Credentials business in 1998. The Stock Purchase Agreement provided for the sale of Credentials Services International to Cendant for a set price of $125 million plus an additional amount which was contingent on Credentials’ future performance. Plaintiffs sought among other things payment of certain “hold back” monies in the total amount of $6 million, as well as a contingent payment based upon future performance that plaintiffs contend should have been approximately $50 million.

In a written opinion issued on September 7, 2007, the Court granted summary judgment to dismiss plaintiffs’ fraud claims and to grant plaintiffs’ motion for the “hold back” monies. In addition, the Court granted summary judgment in favor of the plaintiffs’ motion, ruling that defendants breached the stock purchase agreement. The summary judgment award plus interest through June 30, 2009 for Cendant is approximately $98 million and also provides for the award of reasonable attorneys’ fees to the plaintiff.

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

On September 14, 2009, the Plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. Both parties have filed briefs with respect to the pending motion and, on January 4, 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. The Company believes the amount requested does not represent reasonable attorneys’ fees and therefore has accrued a lesser amount, which it believes is representative of reasonable attorneys’ fees.

Regulatory Proceedings

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are generally responsible for 62.5% of certain payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. Balances due to our former parent for pre-separation tax returns and related tax attributes were estimated as of December 31, 2006 and were adjusted in connection with the filing of the pre-separation tax returns. These balances will be adjusted after the settlement of the related tax audits of these periods.

Although the Company and our former parent believe there is appropriate support for the positions taken on its tax returns, the Company and our former parent have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for us that are different from those reflected in our historical financial statements.

The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which time the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, we are working with the other former Cendant companies, and through them, the IRS to resolve outstanding audit and tax sharing issues. At present, we believe the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We are a wholly-owned subsidiary of Domus Intermediate Holding Corp. (“Intermediate”), which is wholly owned by Domus Holdings Corp. (“Holdings”). As our sole stockholder, Intermediate, by written consent dated February 8, 2010 pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, approved the reelection of Messrs. Henry R. Silverman, Richard A. Smith, Marc E. Becker, M. Ali Rashid, Scott M. Kleinman and V. Ann Hailey to the Board of Directors of Realogy.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established trading market for our common stock. As of February 15, 2010, approximately 98.7% of the common stock of our indirect parent company, Holdings was held by investment funds affiliated with our principal equity sponsor, Apollo and an investment fund of co-investors managed by Apollo.

Since our acquisition by Apollo, we have paid no cash dividends in respect of our common stock. Our senior secured credit facility and the indentures governing our Unsecured Notes contain covenants that limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents our selected historical consolidated and combined financial data and operating statistics. The consolidated and combined statement of operations data for the periods in the three-year period ended December 31, 2009 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere herein. The combined statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our consolidated and combined financial statements not included elsewhere herein.

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

	Successor			Predecessor
	As of or For the Year Ended December 31,		As of or For the Period April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	As of or For the Year Ended December 31,
	2009	2008			2006	2005
	(In millions, except operating statistics)
Statement of Operations Data:
Net revenue	$3,932	$4,725	$4,472	$1,492	$6,483	$7,135
Total expenses	4,266	6,988	5,708	1,560	5,888	6,101

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(334)	(2,263)	(1,236)	(68)	595	1,034
Income tax (benefit) expense	(50)	(380)	(439)	(23)	237	408
Equity in (earnings) losses of unconsolidated entities	(24)	28	(2)	(1)	(9)	(4)

Net income (loss)	(260)	(1,911)	(795)	(44)	367	630
Less: Net income attributable to noncontrolling interests	(2)	(1)	(2)	—	(2)	(3)

Net income (loss) attributable to Realogy	$(262)	$(1,912)	$(797)	$(44)	$365	$627

Balance Sheet Data:
Securitization assets (a)	$364	$845	$1,300		$1,190	$856
Total assets	8,041	8,912	11,172		6,668	5,439
Securitization obligations	305	703	1,014		893	757
Long-term debt	6,706	6,760	6,239		1,800	—
Equity (deficit) (b)	(981)	(740)	1,203		2,487	3,571

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Statistics:
Real Estate Franchise Services (d)
Closed homesale sides—franchisees (c),	983,516	995,622	1,221,206	1,515,542	1,848,000
Closed homesale sides—average homesale price (e)	$190,406	$214,271	$230,346	$231,664	$224,486
Average homesale brokerage commission rate (f)	2.55%	2.52%	2.49%	2.47%	2.51%
Net effective royalty rate (g)	5.10%	5.12%	5.03%	4.87%	4.69%
Royalty per side (h)	$257	$287	$298	$286	$271
Company Owned Real Estate Brokerage Services (i)
Closed homesale sides (c)	273,817	275,090	325,719	390,222	468,248
Average homesale price (e)	$390,688	$479,301	$534,056	$492,669	$470,538
Average homesale brokerage commission rate (f)	2.51%	2.48%	2.47%	2.48%	2.49%
Gross commission income per side (j)	$10,519	$12,612	$13,806	$12,691	$12,100
Relocation Services
Initiations (k)	116,491	136,089	132,343	130,764	121,717
Referrals (l)	64,995	71,743	78,828	84,893	91,787
Title and Settlement Services
Purchasing title and closing units (m)	104,689	110,462	138,824	161,031	148,316
Refinance title and closing units (n)	69,522	35,893	37,204	40,996	51,903
Average price per closing unit (o)	$1,320	$1,500	$1,471	$1,405	$1,384

(a)	Represents the portion of relocation receivables and advances, relocation properties held for sale and other related assets that collateralize our securitization obligations. Refer to Note 8 “Long and Short Term Debt” in the consolidated financial statements for further information.
(b)	For December 31, 2005, this represents Cendant’s net investment (capital contributions and earnings from operations less dividends) in Realogy and accumulated other comprehensive income. In 2006, equity decreased $1,084 million driven by $2,183 million of net distributions made to Cendant related to the separation from Cendant and our repurchase of $884 million (approximately 38 million shares) of Realogy common stock offset by $1,454 million of distributions received from Cendant’s sale of Travelport and net income earned during the year ended December 31, 2006. In 2007 through 2009, Equity (deficit) is comprised of the capital contribution of $2,001 million from affiliates of Apollo and co-investors offset by the net loss for the period.
(c)	A closed homesale side represents either the “buy” side or the “sell” side of a homesale transaction.
(d)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.
(e)	Represents the average selling price of closed homesale transactions.
(f)	Represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction.
(g)	Represents the average percentage of our franchisees’ commission revenues (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty.
(h)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.
(i)	Our real estate brokerage business has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. The real estate franchise business has franchised offices that are more widely dispersed across the United States than our real estate brokerage operations. Accordingly, operating results and homesale statistics may differ between our brokerage and franchise businesses based upon geographic presence and the corresponding homesale activity in each geographic region.
(j)	Represents gross commission income divided by closed homesale sides.
(k)	Represents the total number of transferees served by the relocation services business.
(l)	Represents the number of referrals from which we earned revenue from real estate brokers.
(m)	Represents the number of title and closing units processed as a result of a home purchases. The amounts presented for the year ended December 31, 2006 include 31,018 purchase units as a result of the acquisition of Texas American Title Company on January 6, 2006.
(n)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans. The amounts presented for the year ended December 31, 2006 include 1,255 refinance units as a result of the acquisition of Texas American Title Company.
(o)	Represents the average fee we earn on purchase title and refinancing title units.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis presents a review of Realogy and its subsidiaries. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of December 31, 2009, we had approximately 14,500 franchised and company owned offices and 262,000 sales associates operating under our brands in the U.S. and 92 other countries and territories around the world, which included approximately 760 of our company owned and operated brokerage offices with approximately 46,000 sales associates. We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide operational and administrative services, tools and systems to franchisees, which are designed to assist franchisees in achieving increased revenue and profitability. Such services include national and local advertising programs, listing and agent-recruitment tools, including technology, training and volume purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon closing of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and are recognized by us as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). Royalty increases or decreases are recognized with little corresponding increase or decrease in expenses due to the significant operating leverage within the franchise operations. In addition to royalties received from our third-party franchisees, our Company Owned Real Estate Brokerage Services segment pays royalties to the Real Estate Franchise Services segment.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names. As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to real estate agents, which are recognized concurrently with associated revenues. We also operate a large independent residential REO asset manager. These REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders. The profitability of the REO business is countercyclical to the overall state of the housing market and was a meaningful contributor to the 2008 and 2009 financial results of the Company Owned Real Estate Brokerage segment.

•

Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services. We provide relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home-finding and other related services. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either the value per the underlying third party buyer contract with the transferee, which results in no gain or loss to us, or the appraised value as determined by independent appraisers. We generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations as earned until the point of repayment by the client. Additionally, we earn revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral fee or commission, which is recognized at the time of completion of services.

•

Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business. We provide title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. We provide many of these services to third party clients in connection with transactions generated by our Company Owned Real Estate Brokerage and Relocation Services segments as well as various financial institutions in the mortgage lending industry. We also provide title and closing services, including title searches, title insurance, homesale escrow and other closing services.

As discussed under the heading “Industry Trends,” the domestic residential real estate market has been in a significant and prolonged downturn. As a result, our results of operations during the past three years have been materially adversely affected. Although we see improvement in affordability, an increase in homesale transactions and a lessening in the overhang of housing inventory, we are not certain whether these signs of stabilization will lead to a recovery. Consequently, we cannot predict when the residential real estate market will return to a period of sustained growth. Nonetheless, we believe that the housing market will benefit over the long term from expected positive long-term demographic trends, such as population growth and increases in the number of U.S. households, as well as economic fundamentals, such as rising gross domestic product, among others.

July 2006 Separation from Cendant

Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and, on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006.

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

April 2007 Merger Agreement with Affiliates of Apollo

On December 15, 2006, we entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”). Under the merger agreement, Holdings would acquire the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with and into Realogy, with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly-owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”).

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

Although Realogy continues as the same legal entity after the Merger, the Consolidated Statements of Operations and Cash Flows are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The combined results for the period ended December 31, 2007 represent the addition of the Predecessor and Successor Periods as well as the pro forma adjustments to reflect the Transactions as if they occurred on January 1, 2007 (“pro forma combined”). This combination does not comply with U.S. GAAP, but is presented because we believe it provides the most meaningful comparison of our results. The consolidated financial statements for the Successor Period reflect the acquisition of Realogy under the purchase method of accounting. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The pro forma combined results do not reflect the actual results we would have achieved had the Merger been completed as of the beginning of the year and are not indicative of our future results of operations.

Subsequent to the Merger, interest expense and non-cash depreciation and amortization expense have significantly increased and we are significantly leveraged. As of December 31, 2009, our total debt (including the current portion) was $6,706 million—representing a modest increase in our total debt since the date of the Merger. The industry and the Company have experienced significant declines since the date of the Merger which have negatively impacted our operations.

Second Lien Loans and Senior Toggle Note Transaction

On September 28, 2009, the Company incurred $515 million of second lien term loans under the incremental loan (accordion) feature of the senior secured credit facility (“Second Lien Loans”). On October 9, 2009, the Company incurred an additional $135 million of Second Lien Loans on a delayed draw basis. The proceeds from the Second Lien Loans were used to complete the senior toggle note exchange noted below, reduce borrowings under our $750 million revolving credit facility and provide additional working capital.

Concurrent with the September 28, 2009 closing of the Second Lien Loans, the Company and certain affiliates of Apollo completed a transaction with a third party pursuant to which we exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million of Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.

Impairment of Goodwill and Intangible Assets

2009

During the fourth quarter of 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in no impairment charge for 2009.

Prior to 2009

The impairment analysis performed in the fourth quarter of 2008 resulted in an impairment charge for 2008 of $1,739 million ($1,523 million, net of income tax benefit). The impairment charge reduced intangible assets by $384 million and reduced goodwill by $1,355 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage services segment by $162 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $289 million. The impairment was the result of the worsening macro-economic factors during 2008, particularly during the fourth quarter of 2008, with the rapid decline in the health of financial institutions, the related tightening of the credit markets, the deepening recession and increasing levels of unemployment.

The impairment analysis performed in the fourth quarter of 2007 resulted in an impairment charge for 2007 of $667 million ($445 million, net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million. The impairment was the result of the continued downturn in the residential real estate market in 2007 which resulted in reduced short-term financial projections.

For 2008 and 2007, the Company incurred the following impairment charges to goodwill and intangible assets:

	Cumulative Total	As of December 31,
		2008	2007
Real Estate Franchise Services	$1,466	$953	$513
Company Owned Real Estate Brokerage Services	162	162	—
Relocation Services	375	335	40
Title and Settlement Services	403	289	114

Total Company	$2,406	$1,739	$667

In addition, in 2008, the Company recorded impairment charges of $50 million related to investments in unconsolidated entities as a result of lower long-term financial forecasts and a higher weighted average cost of capital.

Current Industry Trends

Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth over the past 36 years it has been in a significant and prolonged downturn, which initially began in the second half of 2005. Prior to 2005, home prices and the number of homesale transactions rose rapidly in the first half of the decade due to a combination of factors, including (1) increased owner-occupant demand for larger and more expensive homes made possible by unusually favorable financing terms for both prime and sub-prime borrowers, (2) low interest rates, (3) record appreciation in housing prices driven partially by investment speculation, (4) the growth of the mortgage-backed securities market as an alternative source of capital to the mortgage market, and (5) high credit ratings for mortgage backed securities despite increasing inclusion of subprime loans made to buyers relying upon continuing home price appreciation rather than more traditional underwriting standards.

As housing prices rose even higher, the number of U.S. homesale transactions first slowed, then began decreasing in 2006. This declining trend continued from 2006 through the first half of 2009. In certain locations, the number of homesale transactions fell far more dramatically than for the country as a whole—the hardest hit areas were those areas that had experienced the greatest speculation and/or year over year price appreciation. The overall slowdown in transaction activity caused a buildup of inventories of housing, particularly at the high end of the market, and an increase in short sale and foreclosure activity. These factors combined with the contraction in the mortgage financing market have contributed to heightened buyer caution regarding timing and pricing. The result has been downward pressure on home prices from 2007 through the present period.

Since the onset of the recession in the U.S. economy in December 2007, the housing market has been impacted by consumer sentiment about the overall state of the economy, particularly consumer anxiety over negative economic growth and high unemployment. The deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 caused a further decrease in homesale transactions through the first half of 2009 and more downward pressure on homesale prices for the full year. During the second half of 2009, homesale transactions increased on a year-over-year basis due in part to modest economic growth, an improvement in the stock market from its March 2009 lows, gradually improving consumer confidence (though it remains at relatively low levels) and the effect of government stimulus and monetary policies.

The residential real estate market has benefitted from a homebuyer tax credit, which was included in the American Recovery and Reinvestment Act of 2009, which was signed into law on February 17, 2009. The Act made available a tax credit equal to 10% of the home’s purchase price up to a maximum of $8,000 to qualified first-time home buyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. NAR and Fannie Mae have published that the tax credit has helped stimulate housing activity. On November 6, 2009, the President signed into law an extension and expansion of the homebuyer tax credit, which extends the maximum tax credit of $8,000 for first-time homebuyers and expands the tax credit to a significant portion of move-up buyers, provided qualified buyers sign a binding contract on or before April 30, 2010 and close on the purchase no later than June 30, 2010. The tax credit for move-up buyers is equal to 10% of the home’s purchase price up to a maximum of $6,500. Income limits were increased to $125,000 for individuals and $225,000 for married couples, and there is a purchase price limit of $800,000. In addition to the requirement that all qualifying purchases must be primary residences (not investment properties), all move-up buyers must have lived in their current home for the past five years in order to be eligible for the credit. The expiration of the homebuyer tax credit in mid-2010 could have a negative impact on the number of homesale transactions.

Interest rates continue to be at historically low levels, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of price decline. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from an annual average of 6.0% in 2008 to an annual average of 5.0% in 2009. However, mortgage underwriting standards remain conservative, thereby mitigating some of the favorable impact of lower interest rates. As part of a broader plan to bring stability to credit markets and stimulate the housing market, beginning in late 2008 the Federal Reserve entered into a program to purchase up to $1.25 billion of mortgage-backed securities in an attempt to lower interest rates. The Federal Reserve anticipates that it will complete the purchase of the securities by March 2010. The end of this program could result in higher mortgage rates, which could have the effect of reducing homesale transactions.

According to NAR, the inventory of existing homes for sale decreased 11% from 3.7 million homes at December 2008 to 3.3 million homes at December 2009, which represents a seasonally adjusted 7.2 months of supply. The inventory level has improved but the supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have been negatively impacted by the negative economic growth and high unemployment and there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.

Homesales

Existing homesale transactions declined from 2006 through the first half of 2009 but a positive trend has begun in the second half of 2009. In the third quarter of 2009, homesale activity was equal to or exceeded last year’s activity albeit at a lower average selling price. In the fourth quarter, homesale transactions improved meaningfully as the fourth quarter of 2008 was particularly weak and the first-time homebuyers credit positively impacted the number of transactions in many markets nationwide.

	2009 vs. 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Number of Homesales
Industry
NAR (a)	27%	6%	(3%)	(7%)
Fannie Mae (a)	29%	6%	(3%)	(7%)
Realogy
Real Estate Franchise Services	18%	—%	(8%)	(15%)
Company Owned Real Estate Brokerage Services	20%	1%	(9%)	(12%)

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

The annual year over year trend in homesale transactions is as follows:

	2009 vs. 2008		2008 vs. 2007	2007 vs. 2006
Number of Homesales
Industry
NAR	6	%(a)	(13%)	(13%)
Fannie Mae	6	%(a)	(13%)	(13%)
Realogy
Real Estate Franchise Services	(1%)		(18%)	(19%)
Company Owned Real Estate Brokerage Services	—%		(16%)	(17%)

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

Existing homesale transactions was reported by NAR to be approximately 5.2 million homes for 2009 compared to 4.9 million homes in 2008 and 5.7 million homes in 2007 which is down from the high of 7.1 million homes in 2005. Our recent financial results confirm this trend as evidenced by our annual homesale side declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses through the first half of 2009 and increases in the second half of 2009.

As of their most recent releases, NAR is forecasting a 9% increase in existing homesale transactions for 2010 compared to 2009, and a 1% increase in transaction activity for 2011 compared to 2010. Fannie Mae’s forecast shows a 10% increase in existing homesale transactions for 2010 compared to 2009, and a 9% increase in transaction activity for 2011 compared to 2010.

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold increased from 2001 to 2005 at a compound annual growth rate, or CAGR, of 7.3% compared to a CAGR of 3.0% from 1972 to 2000. According to NAR, the rate of increase slowed significantly in 2006 and declined in 2007, 2008 and 2009 as reflected in the table below. Our recent financial results confirm that this declining pricing trend continued in 2009 as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. The decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment is being impacted by a high level of REO and short sale activity as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas in the first half of 2009. In the first half of 2009, we believe there was a significant shift in homesale transaction activity to the low and mid-price points of the housing market relative to the high end. This is in contrast to 2008 when the low and mid-price point homesale activity declined more significantly than the high end. The net effect of this shift caused a more significant reduction in the year over year average homesale price, particularly in our Company Owned Real Estate Brokerage Services business. In the second half of 2009 and even more significantly in the fourth quarter, our Company Owned brokerages saw an increase in activity in the mid and higher price point areas and less REO and short sale activity thereby improving its average homesale price relative to earlier in the year.

	2009 vs. 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Price of Homes
Industry
NAR (a)	(4%)	(12%)	(16%)	(16%)
Fannie Mae (a)	(3%)	(12%)	(16%)	(16%)
Realogy
Real Estate Franchise Services	(5%)	(10%)	(15%)	(15%)
Company Owned Real Estate Brokerage Services	(3%)	(14%)	(24%)	(32%)

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.

The annual year over year trend in the price of homes is as follows:

	2009 vs. 2008		2008 vs. 2007	2007 vs. 2006
Price of Homes
Industry
NAR	(12	%)(a)	(10%)	(1%)
Fannie Mae	(12	%)(a)	(10%)	(1%)
Realogy
Real Estate Franchise Services	(11%)		(7%)	(1%)
Company Owned Real Estate Brokerage Services	(18%)		(10%)	8%

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.

With respect to homesale prices, NAR’s most recent release is forecasting a 3% increase in median homesale prices for 2010 compared to 2009 and an additional 4% increase for 2011 compared to 2010. However, Fannie Mae’s most recent forecast shows a 2% decrease in median homesale price for 2010 compared to 2009, with prices remaining relatively flat in 2011 compared to 2010.

***

While NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we report our actual results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes. In addition, NAR uses median price for their forecasts compared to our use of average price. Further, differences in geographic weighting by state may contribute to significant statistical variations.

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines in 2007, 2008 and 2009. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The monthly housing affordability index improved to 167 for 2009 compared to 135 for 2008 and 116 for 2007. This housing affordability improvement could favorably impact a housing recovery.

Other Factors

Due to the downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees more frequently due to non-reporting and non-payment which could adversely impact reported transaction volumes in the future. Due to the factors noted above, we have had to increase our bad debt and note reserves in 2009 and we continue to actively monitor the collectability of receivables and notes from our franchisees. This assessment could result in an increase in our allowance for doubtful accounts and note reserves in the future.

The real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The business also is affected by interest rate volatility. Also, tightened mortgage underwriting criteria limits many customers’ ability to qualify for a mortgage. Typically, if mortgage rates fall or remain low, the number of homesale transactions increase as homeowners choose to move or renters decide to purchase a home because financing appears affordable. If inflation becomes more prevalent and mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay these higher mortgage rates.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, interest rate trends and locally based dynamics such as housing demand relative to housing supply. Although we see improvement in affordability, an increase in homesale transactions and a lessening in the overhang of housing inventory, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a recovery include (1) the possibility of higher mortgage rates and lower unit sales once the government stimulus and monetary policies relating to the residential real estate industry terminate in the first half of 2010, (2) the potential for increased inventory from banks that are currently holding foreclosed properties, (3) continuing high levels of unemployment, (4) that the economic recovery in the U.S. may not be sustained or, if sustained, may result in only modest economic growth, and (5) if home ownership levels in the U.S. do not stabilize or improve. Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth.

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction. Our Real Estate Franchise Services segment is also impacted by the net effective royalty rate which represents the average percentage of our franchisees’ commission revenues paid to our Real Estate Franchise Services segment as a royalty per side.

Prior to 2006, the average homesale broker commission rate had been declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through 2009, on an annual basis, the average broker commission rate we and our franchisees charge our customer remained stable (within six basis points); however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of transferees we serve and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average price per closing unit, which represents the average fee we earn on purchase title and refinancing title sides.

The sustained decline in existing homesales and sustained decline in home prices has and could continue to adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, and reducing the referral fees we earn in our relocation services business. Our results could also be negatively affected by a decline in commission rates charged by brokers.

The following table presents our drivers for the years ended December 31, 2009, 2008 and 2007. See “Results of Operations” below for a discussion as to how the material drivers affected our business for the periods presented.

	Year Ended December 31,				Year Ended December 31,
	2009	2008	% Change		2008	2007	% Change
Real Estate Franchise Services (a)
Closed homesale sides	983,516	995,622	(1%	)	995,622	1,221,206	(18%	)
Average homesale price	$190,406	$214,271	(11%	)	$214,271	$230,346	(7%	)
Average homesale broker commission rate	2.55%	2.52%	3 bps		2.52%	2.49%	3 bps
Net effective royalty rate	5.10%	5.12%	(2 bps	)	5.12%	5.03%	9 bps
Royalty per side	$257	$287	(10%	)	$287	$298	(4%	)

Company Owned Real Estate Brokerage Services
Closed homesale sides	273,817	275,090	— %		275,090	325,719	(16%	)
Average homesale price	$390,688	$479,301	(18%	)	$479,301	$534,056	(10%	)
Average homesale broker commission rate	2.51%	2.48%	3 bps		2.48%	2.47%	1 bps
Gross commission income per side	$10,519	$12,612	(17%	)	$12,612	$13,806	(9%	)

Relocation Services
Initiations	116,491	136,089	(14%	)	136,089	132,343	3%
Referrals	64,995	71,743	(9%	)	71,743	78,828	(9%	)

Title and Settlement Services
Purchase title and closing units	104,689	110,462	(5%	)	110,462	138,824	(20%	)
Refinance title and closing units	69,522	35,893	94%		35,893	37,204	(4%	)
Average price per closing unit	$1,320	$1,500	(12%	)	$1,500	$1,471	2%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

The following table represents the impact of our revenue drivers on our business operations.

The following table sets forth the impact on segment EBITDA for the year ended December 31, 2009 assuming actual homesale sides and average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%, 3% and 5%.

	Homesale Sides/Average Price (1)	Decline of			Increase of
		5%	3%	1%	1%	3%	5%
	(units and price in thousands)	($ millions)
Homesale Sides change impact on:
Real Estate Franchise Services (2)	984 sides	($13)	($8)	($3)	$3	$8	$13
Company Owned Real Estate Brokerage Services (3)	274 sides	($46)	($28)	($9)	$9	$28	$46

Homesale Average Price change impact on:
Real Estate Franchise Services (2)	$190	($13)	($8)	($3)	$3	$8	$13
Company Owned Real Estate Brokerage Services (3)	$391	($46)	($28)	($9)	$9	$28	$46

(1)	Average price represents the average selling price of closed homesale transactions.
(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.
(3)	Increase/(decrease) represents impact on company owned real estate brokerage operations and related intercompany royalties to our real estate franchise services operations.

Results of Operations

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. EBITDA is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented on our Consolidated Statements of Operations. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results comprised the following:

	Year Ended December 31,
	2009	2008	Change
Net revenues	$3,932	$4,725	$(793)
Total expenses (1)	4,266	6,988	(2,722)

Loss before income taxes, equity in earnings and noncontrolling interests	(334)	(2,263)	1,929
Income tax benefit	(50)	(380)	330
Equity in (earnings) losses of unconsolidated entities	(24)	28	(52)

Net loss	(260)	(1,911)	1,651
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)

Net loss attributable to Realogy	$(262)	$(1,912)	$1,650

(1)	Total expenses for the year ended December 31, 2009 include $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $21 million of expenses recorded at Corporate) and a gain on the extinguishment of debt of $75 million. Total expenses for the year ended December 31, 2008 include impairment charges of $1,789 million, $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs.

Net revenues decreased $793 million (17%) for the year ended December 31, 2009 compared with the year ended December 31, 2008 principally due to a decrease in revenues across most of our operating segments, primarily due to decreases in transaction side volume and the average price of homes sold as well as our 2008 exit from the at-risk relocation business.

Total expenses decreased $2,722 million (39%) primarily due to the following:

•	the absence in 2009 of an impairment charge of $1,789 million recorded in 2008 related to the Company’s intangible assets, goodwill and investments in unconsolidated entities;

•	a decrease of $425 million of commission expenses paid to real estate agents due to lower gross commission income and a higher portion of retained commissions;

•	a decrease of $390 million in operating and marketing expenses primarily due to restructuring activities implemented in 2008 and throughout 2009 and the 2008 exit from the at-risk relocation business;

•	a decrease in interest expense of $41 million as a result of decreasing interest rates;

•	an incremental increase of $14 million in former parent legacy benefit items; and

•	a gain on the extinguishment of debt of $75 million;

•	partially offset by an incremental increase in restructuring expenses of $12 million.

Not including the impairment charge of $1,789 million recorded in 2008, the Company reduced total expenses by $933 million which more than offset the $793 million decrease in revenue.

Our income tax benefit for the year ended December 31, 2009 was $50 million. Our income tax benefit was comprised of the following:

•

in assessing the valuation allowance at December 31, 2009, the Company determined that a full valuation allowance was required for our net definite-lived deferred tax asset balance. The result was a reduction to the recorded valuation allowance related to federal and state net operating loss carryforwards and foreign tax credit carryforwards;

•	no additional U.S. Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions; and

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

Following is a more detailed discussion of the results of each of our reportable segments during the year ended December 31:

	Revenues (a)			EBITDA (b) (c)			Margin
	2009	2008	% Change	2009	2008	% Change	2009	2008	Change
Real Estate Franchise Services	$538	$642	(16)%	$323	$(597)	154%	60%	(93)%	153
Company Owned Real Estate Brokerage Services	2,959	3,561	(17)	6	(269)	102	—	(8)	8
Relocation Services	320	451	(29)	122	(257)	147	38	(57)	95
Title and Settlement Services	328	322	2	20	(303)	107	6	(94)	100
Corporate and Other (d)	(213)	(251)	*	(6)	(23)	*

Total Company	$3,932	$4,725	(17)%	$465	$(1,449)	132%	12%	(31)%	43

Less: Depreciation and amortization				194	219
Interest expense, net				583	624
Income tax benefit				(50)	(380)

Net loss attributable to Realogy				$(262)	$(1,912)

(*)	Not meaningful.
(a)	Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $213 million and $251 million during the year ended December 31, 2009 and 2008, respectively.
(b)	EBITDA for the year ended December 31, 2009 includes $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $21 million of expenses recorded at Corporate).
(c)	EBITDA for the year ended December 31, 2008 includes impairment charges of $1,789 million, $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs.
(d)	EBITDA includes unallocated corporate overhead and a gain on the extinguishment of debt of $75 million for the year ended December 31, 2009.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 43 percentage points for the year ended December 31, 2009 compared to the same period in 2008 primarily due to the absence in 2009 of impairment charges related to our goodwill and intangible assets, cost-saving initiatives implemented at all of the business units and a gain on extinguishment of debt of $75 million.

On a segment basis, the Real Estate Franchise Services segment margin increased 153 percentage points to 60% versus a negative 93% in the comparable prior period in 2008. The year ended December 31, 2008 included a $953 million impairment of goodwill and intangible assets. Excluding the impairment charges, Real Estate Franchise Services segment margin would have been 55% in 2008. The year ended December 31, 2009 also reflected lower operating expense as a result cost-savings initiatives as well as an increase in the average homesale broker commission rate partially offset by decreases in the average homesale price and the number of homesale transactions.

The Company Owned Real Estate Brokerage Services segment margin increased 8 percentage points to zero from a negative 8% for the year ended December 31, 2008. The segment margin was impacted by lower operating expenses in 2009 primarily as a result of restructuring and cost-saving activities partially offset by a decrease in the average homesale price. The year ended December 31, 2008 included impairment charges of $195 million. Excluding the 2008 impairment charges, Company Owned Real Estate Brokerage Services segment margin would have been negative 1% in 2008.

The Relocation Services segment margin increased 95 percentage points to 38% from a negative 57% in the comparable prior period. The segment margin was positively impacted by the receipt of $55 million in payments from Wright Express Corporation in settlement of remaining contingent tax obligations with the Company and lower operating expenses primarily as a result of restructuring and cost-saving activities partially offset by lower at risk homesale revenue due to the elimination of the government portion of our at-risk business. The year ended December 31, 2008 included a $335 million impairment of intangible assets and goodwill. Excluding the impairment charges, Relocation Services segment margin would have been 17% in 2008.

The Title and Settlement Services segment margin increased 100 percentage points to 6% from a negative 94% in the comparable prior period. The year ended December 31, 2008 included impairment charges of $306 million. Excluding the impairment charges, Title and Settlement Services segment margin would have been 1% in 2008. The segment margin was positively impacted by increased refinance volume partially offset by reduced homesale volume.

The Corporate and Other expense for the year ended December 31, 2009 was a negative $6 million compared to a negative $23 million in the same period in 2008. The decrease in expenses was primarily due to a gain on extinguishment of debt of $75 million and $11 million of litigation proceeds offset by a $41 million reduction in legacy benefits, a $14 million writedown of a cost method investment, a $5 million incremental increase in restructuring costs, the absence of $5 million of insurance proceeds received in 2008 and a $4 million increase in pension expense.

Real Estate Franchise Services

Revenues decreased $104 million to $538 million and EBITDA increased $920 million to $323 million for the year ended December 31, 2009 compared with the same period in 2008.

Intercompany royalties from our Company Owned Real Estate Brokerage Services segment decreased $35 million from $237 million in 2008 to $202 million in 2009. These intercompany royalties are eliminated in consolidation through the Corporate and Other segment and therefore have no impact on consolidated revenues and EBITDA, but do affect segment level revenues and EBITDA. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for real estate franchise services.

The decrease in revenue was also driven by a $38 million decrease in third-party domestic franchisees royalty revenue due to a 1% decrease in the number of homesale transactions from our third-party franchisees and an 11% decrease in the average homesale price partially offset by a higher average homesale broker commission rate. Revenue from foreign franchisees decreased $10 million. In addition, marketing revenue and related marketing expenses decreased $12 million and $11 million, respectively, due to lower royalty volume and cost-cutting initiatives completed prior to December 31, 2009.

The increase in EBITDA was principally due to the absence of a $953 million impairment of intangible assets recorded in 2008, a $21 million decrease in bad debt expense and note reserves expense in 2009 as a result of improving collection activity in 2009, an $18 million reduction in employee related costs and benefits, and a $14 million decrease in other operating expenses, primarily the result of cost-saving activities, partially offset by the reduction in revenues discussed above.

Company Owned Real Estate Brokerage Services

Revenues decreased $602 million to $2,959 million and EBITDA increased $275 million to $6 million for the year ended December 31, 2009 compared with the same period in 2008.

The decrease in revenues, excluding REO revenues, of $578 million was substantially comprised of reduced commission income earned on homesale transactions which was primarily driven by an 18% decrease in the average price of homes sold. The decrease was partially offset by an increase in the average homesale broker commission rate. The significant decrease in average homesale price of 18% is the result of a continuation of the shift in the mix and volume of its overall homesale activity from higher price point areas to lower price point areas as well as a significant level of foreclosure and short sale activity in certain markets. The number of homesale transactions remained flat in 2009 compared to 2008 and we believe this is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $24 million to $66 million for the year ended December 31, 2009 compared to the same period in 2008. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business tends to be countercyclical to the overall state of the housing market.

Despite the decrease in revenues discussed above, EBITDA increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to:

•

the absence in 2009 of an impairment charge of $162 million related to intangible assets along with a $33 million incremental impairment charge related to the Company’s investment in PHH Home Loans recorded in 2008;

•	a decrease of $425 million in commission expenses paid to real estate agents as a result of the reduction in revenue and a higher portion of retained commissions;

•	a decrease of $35 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $37 million due to a shift to technology media marketing and other cost reduction initiatives;

•	a $5 million reduction in certain estimated business acquisition liabilities;

•	a decrease of $133 million of other operating expenses, net of inflation, primarily due to restructuring, cost-saving activities and reduced employee costs; and

•

an increase of $52 million in equity in earnings of unconsolidated entities related to our investment in PHH Home Loans partially due to the absence in 2009 of a $31 million impairment charge recorded in equity (earnings) losses of unconsolidated entities in 2008.

To counteract the revenue decline, the Company has implemented significant cost-saving measures over the past three years which have reduced fixed costs associated with operating a full service real estate brokerage business. The realization of these cost-saving measures have more than offset the overall decline in revenues for the year ended December 31, 2009.

Relocation Services

Revenues decreased $131 million to $320 million and EBITDA increased $379 million to $122 million for the year ended December 31, 2009 compared with the same period in 2008.

The decrease in revenues was primarily driven by:

•	a decrease of $75 million in at-risk homesale revenue mainly due to the elimination of the government portion of our at-risk business;

•	a $35 million decrease in referral fee revenue primarily due to lower domestic transaction volume as a result of lower homesale authorization volume;

•	a $19 million decrease in relocation service fee revenues primarily due to lower domestic transaction volume; and

•	a $6 million decrease in insurance premium revenue due to lower homesale and household goods service volume;

partially offset by:

•	$6 million of incremental international revenue due to increased transaction volume.

EBITDA for the year ended December 31, 2009 increased primarily due to:

•	the absence in 2009 of a $335 million impairment of intangible assets recorded in 2008;

•

$6 million of recurring tax receivable payments from Wright Express Corporation (“WEX”) as well as a net $49 million tax receivable prepayment from WEX. The $49 million payment represented the payment in full of the remaining contingent obligations to Realogy;

•	the reduction in costs of $77 million for at-risk homesale transactions as a result of the elimination of the government portion of our at-risk business;

•	a decrease of $41 million of other operating expenses primarily as a result of cost-saving activities and reduced employee costs; and

•	$9 million related to favorable foreign exchange rate movement in 2009 compared to 2008.

EBITDA was negatively impacted by the reduction in revenues discussed above as well as $6 million of incremental restructuring expenses.

Title and Settlement Services

Revenues increased $6 million to $328 million and EBITDA increased $323 million to $20 million for the year ended December 31, 2009 compared with the same period in 2008.

The increase in revenues is primarily driven by a $19 million increase in volume from refinance transactions and a $4 million increase related to acquisitions and joint ventures, partially offset by $19 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment.

The increase in EBITDA was primarily driven by:

•	the increase in revenues discussed above;

•	the absence in 2009 of a $289 million impairment of intangible assets and goodwill and a $17 million impairment of our investments in unconsolidated entities recorded in 2008; and

•	$25 million of cost reductions as a result of lower transaction volume and cost-saving initiatives;

partially offset by:

•	the absence in 2009 of a $5 million gain from the sale of joint venture arrangements in 2008; and

•	an incremental increase of $3 million in restructuring expense.

2009 and 2008 Restructuring Programs

During the years ended December 31, 2009 and 2008, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The following are total restructuring charges by segment as of December 31:

	2009	2008
	Expense Recognized	Expense Recognized
Real Estate Franchise Services	$3	$3
Company Owned Real Estate Brokerage Services	52	45
Relocation Services	9	3
Title and Settlement Services	3	5
Corporate and Other	7	2

	$74	$58

During the year ended December 31, 2009, the Company reversed $4 million in the Consolidated Statement of Operations related to restructuring accruals established in 2006 through 2008.

2007 Pro Forma Combined Statement of Operations

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

The pro forma combined statement of operations for the year ended December 31, 2007 does not give effect to the following non-recurring items that were realized in connection with the Transactions: (i) the amortization of a pendings and listings intangible asset of $337 million that was recognized in the opening balance sheet and is amortized over the estimated closing period of the underlying contract (in most cases approximately 5 months), (ii) merger costs of $104 million, (iii) the expense of certain executive separation benefits in the amount of $50 million, and (iv) $18 million of non-recurring fair value adjustments for purchase accounting.

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

Realogy Corporation and the Predecessor

Unaudited Pro Forma Combined Statement of Operations

For the Year ended December 31, 2007

	Predecessor	Successor
(In millions)	Period from January 1 Through April 9, 2007	Period from April 10 Through December 31, 2007	Transactions		Pro Forma Combined
Revenues
Gross commission income	$1,104	$3,409	$—		$4,513
Service revenue	216	622	11	(a)	849
Franchise fee	106	318	—		424
Other	66	123	(2	)(b)	187

Net revenues	1,492	4,472	9		5,973

Expenses
Commission and other agent related costs	726	2,272	—		2,998
Operating	489	1,329	(7	)(a)	1,811
Marketing	84	182	—		266
General and administrative	123	180	(47	)(a,c)	256
Former parent legacy costs (benefit), net	(19)	27	—		8
Separation costs	2	4	—		6
Restructuring costs	1	35	—		36
Merger costs	80	24	(104	)(d)	—
Impairment of intangible assets and goodwill	—	667	—		667
Depreciation and amortization	37	502	(318	)(e)	221
Interest expense/(income), net	37	486	104	(f)	627

Total expenses	1,560	5,708	(372)		6,896

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(68)	(1,236)	381		(923)
Income tax expense (benefit)	(23)	(439)	145	(g)	(317)
Equity in (earnings) losses of unconsolidated entities	(1)	(2)	—		(3)

Net income (loss)	(44)	(795)	236		(603)
Less: Net income attributable to noncontrolling interests	—	(2)	—		(2)

Net income (loss) attributable to Realogy	$(44)	$(797)	$236		$(605)

See Notes to Unaudited Pro Forma Combined Statement of Operations.

Notes to Unaudited Pro Forma Combined Statement of Operations

(in millions)

(a)	Reflects the elimination of the negative impact of $18 million of non-recurring fair value adjustments for purchase accounting at the operating business segments primarily related to deferred revenue, referral fees, insurance accruals and fair value adjustments on at-risk homes.
(b)	Reflects the incremental borrowing costs for the period from January 1, 2007 to April 9, 2007 of $2 million as a result of the securitization facilities refinancings. The borrowings under the securitization facilities are advanced to customers of the relocation business and the Company generally earns interest income on the advances, which are recorded within other revenue net of the borrowing costs under the securitization arrangement.
(c)	Reflects (i) incremental expenses for the period from January 1, 2007 to April 9, 2007 in the amount of $3 million representing the estimated annual management fee to be paid by Realogy to Apollo (as described in “ Item 13—Certain Relationships and Related Transactions, and Director Independence—Apollo Management Fee Agreement”), and (ii) the elimination of $50 million of separation benefits payable to our former CEO upon retirement, the amount of which was determined as a result of a change in control provision in his employment agreement with the Company.
(d)	Reflects the elimination of $104 million of merger costs which are comprised primarily of $56 million for the accelerated vesting of stock-based incentive awards granted by the Company, $25 million of employee retention and supplemental bonus payments incurred in connection with the Transactions, and $19 million of professional costs incurred by the Company associated with the Merger.
(e)	Reflects an increase in amortization expenses for the period from January 1, 2007 to April 9, 2007 resulting from the values allocated on a preliminary basis to our identifiable intangible assets, less the amortization of pendings and listings. Amortization is computed using the straight-line method over the asset’s related useful life.

(In millions)	Estimated fair value	Estimated useful life	Amortization
Real estate franchise agreements	$2,019	30 years	$67
Customer relationships	467	10-20 years	26
License agreement—franchise	42	47 years	1

Estimated annual amortization expense			94
Less:
Amortization expense recorded for the items above			(75)
Amortization expense for non-recurring pendings and listings			(337)

Pro forma adjustment			$(318)

(f)	Reflects incremental interest expense for the period from January 1, 2007 to April 9, 2007 in the amount of $104 million related to the indebtedness incurred in connection with the Merger which includes $6 million of incremental deferred financing costs amortization and $2 million of incremental bond discount amortization relating to the senior notes, senior toggle notes and senior subordinated notes.

For pro forma purposes, we have assumed a weighted average interest rate of 8.24% for the variable interest rate debt under the term loan facility and the revolving credit facility, based on the 3-month LIBOR rate as of December 31, 2007. This variable interest rate debt is reduced to reflect the $775 million of floating to fixed interest rate swap agreements. A 100 bps change in the interest rate assumptions would change pro forma interest expense by approximately $24 million. The adjustment assumes straight-line amortization of capitalized financing fees over the respective maturities of the indebtedness.
(g)	Reflects the estimated tax effect resulting from the pro forma adjustments at an estimated rate of 38%. We expect our tax payments in future years, however, to vary from this amount.

2007 Pro Forma Combined Revenues and EBITDA by Segment

The reportable segments information below for 2007 is presented on a pro forma combined basis and is utilized in our discussion below of the 2007 annual operating results compared to 2008. The pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the consolidated results of operations or financial position that we would have reported had the Transactions been completed as of January 1, 2007 and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition for future periods.

	Revenues (a)
	Predecessor	Successor	Adjustments For Transactions	Pro Forma Combined
	Period From January 1 Through April 9, 2007	Period From April 10 Through December 31, 2007		Year Ended December 31, 2007
Real Estate Franchise Services	$217	$601	$—	$818
Company Owned Real Estate Brokerage Services	1,116	3,454	—	4,570
Relocation Services	137	385	9	531
Title and Settlement Services	96	274	—	370
Corporate and Other (b)	(74)	(242)	—	(316)

Total Company	$1,492	$4,472	$9	$5,973

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $316 million for the year ended December 31, 2007. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $52 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the year ended December 31, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Predecessor	Successor	Adjustments For Transactions	Pro Forma Combined
	Period From January 1 Through April 9, 2007	Period From April 10 Through December 31, 2007		Year Ended December 31, 2007
Real Estate Franchise Services	$122	$(130)	$13	$5
Company Owned Real Estate Brokerage Services	(47)	44	27	24
Relocation Services	12	17	23	52
Title and Settlement Services	(4)	(98)	7	(95)
Corporate and Other (b)	(76)	(81)	97	(60)

Total Company	7	(248)	167	(74)
Less:
Depreciation and amortization	37	502	(318)	221
Interest expense, net	37	486	104	627
Income tax expense (benefit)	(23)	(439)	145	(317)

Net income (loss) attributable to Realogy	$(44)	$(797)	$236	$(605)

(a)	Includes $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs for the year ended December 31, 2007.
(b)	2007 EBITDA includes an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007 (Pro Forma Combined)

Our consolidated results comprised the following:

	Year Ended December 31,
	2008	Pro Forma Combined 2007	Change
Net revenues	$4,725	$5,973	$(1,248)
Total expenses (1) (2)	6,988	6,896	92

Loss before income taxes, minority interest and equity in earnings	(2,263)	(923)	(1,340)
Income tax benefit	(380)	(317)	(63)
Equity in (earnings) losses of unconsolidated entities	28	(3)	31

Net loss	(1,911)	(603)	(1,308)
Less: Net income attributable to noncontrolling interests	(1)	(2)	1

Net loss attributable to Realogy	$(1,912)	$(605)	$(1,307)

(1)	Total expenses for the year ended December 31, 2008 include an impairment charge of $1,789 million (which reduced intangible assets by $384 million, reduced goodwill by $1,355 million and reduced investments in unconsolidated entities by $50 million) $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs.
(2)	Total expenses for the year ended December 31, 2007 include an impairment charge of $667 million (which reduced intangible assets by $550 million and reduced goodwill by $117 million) $36 million of restructuring costs, $8 million of former parent legacy costs and $6 million of separation costs.

Net revenues decreased $1.2 billion (21%) for the year ended December 31, 2008 compared with the year ended December 31, 2007 on a pro forma combined basis principally due to a decrease in revenues for our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage segment, reflecting decreases in transaction sides volume and the average price of homes sold.

Total expenses increased $92 million (1%) primarily due to the following:

•	an incremental increase in impairment charges of $1,122 million; and

•	increased restructuring expenses of $22 million;

significantly offset by:

•	a decrease of $723 million of commission expenses paid to real estate agents as a result of the reduction in gross commission income revenues and an improvement in the commission split rate; and

•	lower operating, marketing and general and administrative expenses as a result of restructuring activities and other cost-saving initiatives implemented in 2008.

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

Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31:

	Revenues (a)			EBITDA (b) (c)			Margin
	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	% Change	2008	Pro Forma Combined 2007	Change
Real Estate Franchise Services	$642	$818	(22)%	$(597)	$5	*	(93)%	1%	(94)
Company Owned Real Estate Brokerage Services	3,561	4,570	(22)	(269)	24	*	(8)	1	(9)
Relocation Services	451	531	(15)	(257)	52	*	(57)	10	(67)
Title and Settlement Services	322	370	(13)	(303)	(95)	*	(94)	(26)	(68)
Corporate and Other	(251)	(316)	*	(23)	(60)	*

Total Company	$4,725	$5,973	(21)%	(1,449)	(74)	*	(31)%	(1)%	(30)

Less:
Depreciation and amortization				219	221
Interest expense, net				624	627
Income tax benefit				(380)	(317)

Net loss attributable to Realogy				$(1,912)	$(605)

(*)	Not meaningful.

(a)	Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $251 million and $316 million during the year ended December 31, 2008 and 2007, respectively.
(b)	2008 EBITDA includes an impairment charge of $1,789 million, $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs. The impairment charge of $1,789 million reduced intangible assets by $384 million, reduced goodwill by $1,355 million and reduced investments in unconsolidated entities by $50 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $195 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $306 million
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

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 30 percentage points for the year ended December 31, 2008 compared to 2007 on a pro forma combined basis due to a decrease in EBITDA at all of the business segments, as discussed below, primarily related to the impairment of goodwill and intangibles. Excluding the impairment charges, “Total Company” margin would have been 8% in 2008 and 10% in 2007.

On a segment basis, the Real Estate Franchise Services segment margin decreased 94 percentage points to a negative 93% versus 1% in the comparable prior period on a pro forma combined basis. The year ended December 31, 2008 included a $953 million impairment of goodwill and intangible assets compared to an impairment charge of $513 million for the year ended December 31, 2007. Excluding the impairment charges, the Real Estate Franchise Services segment margin would have been 55% in 2008 and 63% in 2007. The year ended December 31, 2008 also reflected a decrease in the number of homesale transactions and a decrease in average homesale price partially offset by an increase in the average homesale broker commission rate and the net effective royalty rate. The Company Owned Real Estate Brokerage Services segment margin decreased 9 percentage points to negative 8% from 1% for the year ended December 31, 2007. The year ended December 31, 2008 included a $162 million impairment of intangible assets and a $33 million impairment in an investment in an unconsolidated entity. Excluding the 2008 impairment charge, the Company Owned Real Estate Brokerage Services segment margin would have been negative 1% in 2008. The segment margin was also impacted by a decrease in the number of homesale transactions and a decrease in the average homesale price partially offset by lower operating expenses primarily as a result of restructuring and cost-saving activities. In addition, the Company Owned Real Estate Brokerage Services segment recorded its portion of an impairment charge of $31 million in equity (earnings) losses of unconsolidated entities as a result of an impairment analysis completed by PHH Home Loans. The Relocation Services segment margin decreased 67 percentage points to negative 57% from 10% in the comparable prior period primarily driven by a $335 million impairment of intangible assets and goodwill compared to an impairment of $40 million in 2007 and due to lower referral fee revenues compared to the year ended December 31, 2007, offset by the positive impact related to the absence of losses in the at-risk business in 2008 due to the exit of the government portion of the business. Excluding the impairment charges, Relocation Services segment margin would have stayed flat at 17% in 2008 compared to 2007. The Title and Settlement Services segment margin decreased 68 percentage points to negative 94% from negative 26% in the comparable prior period. The decrease in margin profitability was mainly attributable to a $289 million impairment of intangible assets and goodwill and a $17 million impairment in an investment in an unconsolidated entity compared to an impairment of $114 million in 2007. Excluding the impairment charges, the Title and Settlement Services segment margin would have been 1% in 2008 and 5% in 2007. The segment margin was also negatively impacted by reduced homesale and refinancing volume.

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

The decrease in revenue was attributable to a $62 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our real estate franchise business. These intercompany royalties, which approximated $237 million and $299 million during 2008 and 2007, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue decrease for Real Estate Franchise Services.

Apart from the $62 million decrease in intercompany royalties noted above, the decrease in revenue was primarily driven by:

•

a $78 million decrease in third-party franchisees royalty revenue due to an 18% decrease in the number of homesale transactions from our third-party franchisees and a 7% decrease in average homesale price;

•	a decrease in revenue from the sale of foreign master franchisee agreements of $23 million; and

•	an $11 million decrease in marketing revenue and related marketing expenses driven by lower sales for the year ended 2008.

The revenue decreases were partially offset by an increase in revenue from foreign franchisees of $3 million, of which $2 million is incremental revenue from the acquisition of the Coldwell Banker Canada master franchise rights.

The decrease in EBITDA was due to the reduction in revenues noted above as well as a $953 million impairment of intangible assets in 2008 compared to an impairment of $513 million in 2007, an increase of $5 million related to the operating expenses for the Better Homes and Garden Real Estate brand which launched in July 2008, and an increase of $7 million in bad debt expense, reserves for development advance notes and promissory notes, including an increase in the amortization of development advance notes. This was partially offset by a $9 million reduction in employee related costs and benefits.

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

EBITDA decreased for the year ended December 31, 2008 compared to 2007 due to the decrease in revenues discussed above and a $162 million impairment of intangible assets along with a $29 million charge recorded in equity (earnings) losses of unconsolidated entities which includes a $31 million impairment charge which represents the Company’s portion of an impairment recorded by PHH Home Loans. The Company also performed an impairment analysis of its investment in PHH Home Loans and recognized an incremental impairment loss of $33 million. In addition, EBITDA decreased due to an increase in restructuring expenses of $19 million recognized in 2008 compared to 2007.

These negative impacts on EBITDA are offset by:

•	a decrease of $723 million in commission expenses paid to real estate agents as a result of the reduction in revenue and a higher portion of retained commissions;

•	a decrease of $62 million in royalties paid to our real estate franchise business, principally as a result of the reduction in revenues earned on homesale transactions;

•	a decrease in marketing costs of $49 million due to a shift to technology media marketing and other cost-reduction initiatives; and

•	a decrease of $125 million of other operating expenses, net of inflation, which is primarily the result of restructuring, cost-saving activities and reduced employee costs.

To counteract the EBITDA decrease, the Company has implemented significant cost-saving measures which have substantially reduced fixed costs associated with operating a full service real estate brokerage business. However, the realization of these cost-saving measures have been unable to fully offset the overall decline in revenues less commission expenses for the current period.

Relocation Services

Revenues decreased $80 million to $451 million and EBITDA decreased $309 million to a loss of $257 million for the year ended December 31, 2008 compared with 2007 on a pro forma combined basis.

On March 14, 2008, the Company notified the United States General Services Administration (“GSA”) that it had exercised its contractual termination rights with the GSA relating to the relocation of certain U.S. government employees. The termination of this contract significantly reduced the Company’s exposure to the purchase of at-risk homes, which, due to the downturn in the U.S. residential real estate market and the fixed fee nature of the at-risk homesale pricing structure, had become unprofitable in 2007. This termination did not apply to contracts with the FDIC, the U.S. Postal Service or to our government business in the United Kingdom, which operate under a different pricing structure.

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

EBITDA was impacted by the reduction in revenues noted above and a $335 million impairment of intangible assets compared to an impairment of $40 million in 2007. In addition, EBITDA was negatively impacted by $10 million of losses related to foreign currency denominated transactions offset by a $77 million reduction in costs related to the wind down of the government portion of our at-risk business and other cost-saving initiatives.

Title and Settlement Services

Revenues decreased $48 million to $322 million while EBITDA decreased $208 million to a loss of $303 million for the year ended December 31, 2008 compared with 2007 on a pro forma combined basis.

The decrease in revenues is primarily driven by $51 million of reduced resale volume consistent with the decline in overall homesale transactions noted in our Company Owned Real Estate Brokerage Services segment and $5 million of decreased revenues from our short-term investments. These revenue decreases were partially offset by $8 million of revenue related to the consolidation of a venture that was previously accounted for using the equity method.

EBITDA decreased due to the effect of the $51 million reduction in revenues discussed above partially offset by $40 million of lower cost of sales for resales and refinancings, a $289 million impairment of intangible assets and goodwill compared to a $114 million impairment in 2007, a $17 million impairment of our investment in unconsolidated entities, and an increase in legal reserves of $2 million, which was partially offset by $5 million in gains from the exit of existing joint venture arrangements in the third quarter of 2008.

2008 and 2007 Restructuring Programs

During the years ended December 31, 2008 and 2007, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The following are total restructuring charges by segment as of December 31:

	2008	2007
	Expense Recognized	Expense Recognized
Real Estate Franchise Services	$3	$3
Company Owned Real Estate Brokerage Services	45	25
Relocation Services	3	2
Title and Settlement Services	5	4
Corporate and Other	2	1

	$58	$35

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	December 31, 2009	December 31, 2008	Change
Total assets	$8,041	$8,912	$(871)
Total liabilities	9,022	9,652	(630)
Total equity (deficit)	(981)	(740)	(241)

For the year ended December 31, 2009, total assets decreased $871 million primarily as a result of a reduction in relocation receivables of $431 million due to lower transaction volume and a decrease in homes in inventory, a decrease in relocation properties held for sale of $22 million due to the elimination of government “at-risk” homesale transactions, a decrease in property and equipment, net, of $65 million, and a decrease in the net franchise agreements intangible asset of $67 million. Total liabilities decreased $630 million principally due to decreased securitization obligations of $398 million, a $515 million decrease in net revolver credit facility borrowings, a decrease of $49 million in amounts due to former parent, and a $66 million decrease in net deferred income tax liabilities offset by increased debt of $461 million primarily related to Second Lien Loan borrowings. Total equity (deficit) increased $241 million primarily due to the net loss attributable to Realogy of $262 million for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures.

Cash Flows

Year ended December 31, 2009 vs. year ended December 31, 2008

At December 31, 2009, we had $255 million of cash and cash equivalents, a decrease of $182 million compared to the balance of $437 million at December 31, 2008. The following table summarizes our cash flows for the year ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	Change
Cash provided by (used in):
Operating activities	$341	$109	$232
Investing activities	(47)	(23)	(24)
Financing activities	(479)	199	(678)
Effects of change in exchange rates on cash and cash equivalents	3	(1)	4

Net change in cash and cash equivalents	$(182)	$284	$(466)

During the year ended December 31, 2009 versus the same period in 2008, we provided $232 million of additional cash from operations as compared to the same period in 2008. Such change is principally due to an improvement in operating results, a net reduction in relocation receivables and relocation properties held for sale of $113 million, a reduction in trade receivables of $58 million, and an increase in accounts payable and accrued expenses of $83 million, offset by a reduction in due to former parent of $41 million.

During the year ended December 31, 2009 versus the same period in 2008, we used $24 million more cash for investing activities. Such change is mainly due to the absence of $12 million of proceeds from the corporate aircraft sale leaseback and termination in 2008, another $12 million in proceeds from the sale of a joint venture in 2008, and an incremental decrease in restricted cash of $12 million, partially offset by a decrease in property, plant and equipment additions of $12 million compared to the same period in 2008.

During the year ended December 31, 2009 versus the same period in 2008, we used $678 million more cash in financing activities. The change in cash flows used in financing activities is the result of $515 million of revolving credit facility borrowings in 2008, which were repaid in 2009 with $500 million of net proceeds related to the issuance of the Second Lien Loans, and the repayment of securitization obligations of $152 million.

Year ended December 31, 2008 vs. year ended December 31, 2007

At December 31, 2008, we had $437 million of cash and cash equivalents, an increase of $284 million compared to the balance of $153 million at December 31, 2007. The following table summarizes our cash flows for the year ended December 31, 2008 and 2007:

	Successor		Predecessor
	Year Ended December 31, 2008	Period From April 10 to December 31, 2007	Period From January 1 to April 9, 2007	2008 vs. Twelve Month 2007 Change
Cash provided by (used in):
Operating activities	$109	$109	$107	$(107)
Investing activities	(23)	(6,853)	(40)	6,870
Financing activities	199	6,368	62	(6,231)
Effects of change in exchange rates on cash and cash equivalents	(1)	1	—	(2)

Net change in cash and cash equivalents	$284	$(375)	$129	$530

During the year ended December 31, 2008, we used $107 million of additional cash in operations as compared to 2007. Such change is principally due to weaker operating results and a decrease in accounts payable, accrued expenses and other current liabilities of $249 million, offset by a reduction in relocation receivables and relocation properties held for sale of $395 million and a $90 million change in other assets partially due to the funding of the rabbi trust in 2007 for $50 million of separation benefits payable to our former Chief Executive Officer.

During the year ended December 31, 2008, we used $6,870 million less cash for investing activities as compared to 2007. Such change is mainly due to $6,761 million of cash which was utilized to purchase the Company in 2007 as well as decreased cash outflows for property and equipment additions of $50 million, decreased acquisition activity of $44 million, and the proceeds from the sale of a joint venture of $12 million, partially offset by $22 million related to proceeds from the sale of Affinion preferred stock and warrants in 2007 and $9 million of incremental proceeds related to the sale leaseback in 2007 versus the sale of the corporate aircraft in 2008.

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

Financial Obligations

2006 Senior Notes (repaid in 2007)

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

In the third and fourth quarters of 2007, the Company purchased the remaining $197 million principal amount of 2006 Senior Notes in privately negotiated transactions utilizing the senior secured credit facility to pay related interest and fees. These purchases resulted in a gain on debt extinguishment of $3 million and a write off of deferred financing costs of $7 million. These amounts are recorded in interest expense in the Consolidated Statements of Operations for the year ended December 31, 2007.

Senior Secured Credit Facility

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii) collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility.

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and, as a result, the amount available was reduced to $518 million on December 31, 2008 and to $512 million at December 31, 2009. In April 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. As a result of the reduced letter of credit with Avis Budget Group, the Company moved a portion of the outstanding letters of credit under the revolving credit facility to the synthetic letter of credit facility in order to increase the borrowing capacity under the revolving credit facility.

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

On September 28, 2009, the Company incurred $515 million of second lien term loans under the incremental loan (accordion) feature of the senior secured credit facility (the “Second Lien Loans”). On

October 9, 2009, the Company incurred an additional $135 million of Second Lien Loans on a delayed draw basis. The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears with the first interest payment payable on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

The proceeds from the Second Lien Loans were used to (1) reduce borrowings under our $750 million revolving credit facility and for working capital and (2) exchange approximately $221 million of the Senior Toggle Notes for $150 million of Second Lien Loans pursuant to the “Senior Toggle Note Exchange” described below.

At December 31, 2009, the Company had $3,091 million outstanding under the term loan facility, $512 million of letters of credit outstanding under our synthetic letter of credit facility, and an additional $19 million of outstanding letters of credit under our revolving credit facility.

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

The Fixed Rate Senior Notes mature on April 15, 2014 and bear interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company is required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period.

Beginning with the interest period which ended October 2008, the Company elected to satisfy the interest payment obligation by issuing additional Senior Toggle Notes. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011 and giving effect to the Senior Toggle Note Exchange discussed below, the Company would be required to repay approximately $132 million in April 2012 in accordance with the indenture governing the Senior Toggle Note indenture agreement.

The Senior Subordinated Notes mature on April 15, 2015 and bear interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

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

Senior Toggle Note Exchange

On September 24, 2009, we and certain affiliates of Apollo entered into an agreement with a third party pursuant to which we exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million aggregate principal amount of Second Lien Loans. The third party also sold the balance of the Senior Toggle Notes it held for cash to an affiliate of Apollo in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loan transaction. The transaction with the third party closed concurrently with the initial closing of the Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.

Debt Ratings

As a result of significant borrowings that were incurred to consummate the Merger, the Company’s future financing activities were materially impacted. Upon consummation of the Merger in April 2007, both Standard and Poor’s and Moody’s downgraded our corporate family debt ratings and rated the newly issued Unsecured Notes as non-investment grade. During 2008, due to the continuing significant and lengthy downturn in the residential real estate market, the rating agencies continued to downgrade our debt ratings. At December 31, 2008, Standard and Poor’s and Moody’s had downgraded our debt ratings so that our Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and the Unsecured Notes rating was C and Ca, respectively. The rating outlook at December 31, 2008 was negative. The downgrades reflect the rating agencies’ views that there will be a continuing weakness in the residential homesale market and an increased risk of a default or balance sheet restructuring over the intermediate term. The debt ratings and outlook noted above continue to be in effect as of December 31, 2009. With the issuance of the Second Lien Loans in September 2009, Standard and Poor’s and Moody’s initiated a rating of C and Caa3, respectively, for this new tranche of indebtedness. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic events.

Securitization Obligations

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $364 million of underlying relocation receivables and other related relocation assets at December 31, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related relocation assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $12 million for the year ended December 31, 2009, $46 million for the year ended December 31, 2008, $46 million for the period April 10, 2007 through December 31, 2007 and $13 million for the period January 1, 2007 through April 9, 2007. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.3%, 4.9% and 6.4% for the year ended December 31, 2009, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term expiring in April 2012. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset-backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five-year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, the Unsecured Notes and other material indebtedness. Given the current economic conditions, there is an associated risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750,000 in any one month or $1.5 million in any trailing 12-month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

On June 18, 2009, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $200 million to $650 million.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five-year term expiring in April 2011. This program is subject to termination at the end of the five-year agreement and would amortize if not renewed. This program has restrictive covenants, including those relating to financial reporting, mergers and change of control, and events of default. The events of default include non-payment of the indebtedness and cross defaults under our senior secured credit facility, Unsecured Notes and other material indebtedness. Upon an event of default, the lending institution may amortize the indebtedness under the facility and terminate the program.

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

Kenosia Funding LLC

On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under the facility. Historically, the Kenosia Funding LLC securitization program was utilized to finance the purchase of at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. government and corporate clients.

Short-Term Borrowing Facilities

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we have historically been able to obtain short-term borrowing facilities that as of January 1, 2009 provided for borrowings of up to $175 million. Based upon the significant decrease in investment return rates in late 2008, the Company did not engage in these short-term borrowings in 2009.

Prior to the decline in interest rates, we invested such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities were callable by the lenders at any time and the Company bore the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $4 million for the year ended December 31, 2008, compared to $8 million for the period April 10, 2007 through December 31, 2007, and $3 million for the period January 1, 2007 through April 9, 2007. These amounts are recorded within net revenue in the accompanying Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at December 31, 2009 or December 31, 2008. The average amount of short-term borrowings outstanding during the year ended December 31, 2008 was approximately $155 million.

Available Capacity

As of December 31, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements are as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1) (7)	April 2013	$750	$—	$731
Term loan facility (2)	October 2013	3,091	3,091	—
Second Lien Loans	October 2017	650	650	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,686	—
Senior Toggle Notes (4)	April 2014	419	416	—
Senior Subordinated Notes (5)	April 2015	875	863	—
Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	650	281	369
U.K. Relocation Receivables Funding Limited (6)	April 2011	80	24	56

		$8,215	$7,011	$1,156

(1)	The available capacity under this facility was reduced by $19 million of outstanding letters of credit at December 31, 2009.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.29% at December 31, 2009.

(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $14 million.
(4)	Consists of $419 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $12 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	As a result of the acquisition of Primacy Relocation, LLC, which occurred in January 2010, the Company issued approximately $63 million of additional letters of credit which reduced the available capacity under the revolving credit facility.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve-month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at December 31, 2009. The ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans or the Unsecured Notes. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this Annual Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At December 31, 2009, the Company was in compliance with the senior secured leverage ratio.

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

In order to comply with the senior secured leverage ratio for the twelve-month periods ending March 31, June 30, September 30 and December 31, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as our ability to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital.

If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure permitted thereunder, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2009 is set forth in the following table:

	For the Year Ended December 31, 2009
Net loss attributable to Realogy	$(262)
Income tax benefit	(50)

Loss before income taxes	(312)
Interest expense (income), net	583
Depreciation and amortization	194

EBITDA	465
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy costs (benefit), net (a)	37
Pro forma cost savings for 2009 restructuring initiatives (b)	33
Pro forma effect of business optimization initiatives (c)	38
Non-cash charges (d)	34
Non-recurring fair value adjustments for purchase accounting (e)	5
Pro forma effect of NRT acquisitions and RFG acquisitions and new franchisees (f)	5
Apollo management fees (g)	15
Proceeds from WEX contingent asset (h)	55
Incremental securitization interest costs (i)	3
Expenses incurred in debt modification activities (j)	4
Gain on extinguishment of debt	(75)

Adjusted EBITDA	$619

Total senior secured net debt (k)	$2,886
Senior secured leverage ratio	4.66	x

(a)	Consists of $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy costs.
(b)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during 2009. From this restructuring, we expect to reduce our operating costs by approximately $103 million on a twelve-month run-rate basis and estimate that $70 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from January 1, 2009 through the time they were put in place, had those actions been effected on January 1, 2009.
(c)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $3 million for initiatives to improve the Company Owned Real Estate Brokerage profit margin, $2 million for initiatives to improve Relocation Services and Title and Settlement Services fees, $19 million due to the exclusion of the retention accrual, and $14 million related to other initiatives.
(d)	Represents the elimination of non-cash expenses, including a $14 million write-down of a cost method investment acquired in 2006, $12 million for the change in the allowance for doubtful accounts and the reserves for development advance notes and promissory notes from January 1, 2009 through December 31, 2009, $7 million of stock-based compensation expense, and $1 million related to the unrealized net losses on foreign currency transactions and foreign currency forward contracts.
(e)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent for the twelve months ended December 31, 2009.
(f)	Represents the estimated impact of acquisitions made by NRT and RFG acquisitions and new franchisees as if they had been acquired or signed on January 1, 2009. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2009.

(g)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended December 31, 2009.
(h)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. Under Article III of the Tax Receivable Agreement dated February 22, 2005 among WEX, Cendant and Cartus (the “TRA”), WEX was required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax-savings payments received from WEX to us. The Company received $6 million of recurring tax receivable payments from Wright Express Corporation (“WEX”) during the last twelve months. On June 26, 2009, we entered into a Tax Receivable Prepayment Agreement with WEX, pursuant to which WEX simultaneously paid us the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to Realogy under Article III of the TRA.
(i)	Reflects the incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2009.
(j)	Represents the expenses incurred in connection with the Company’s unsuccessful debt modification activities in the third quarter of 2009.
(k)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,091 million plus $14 million of capital lease obligations less $219 million of readily available cash as of December 31, 2009.

Liquidity Risk

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

In order to comply with the senior secured leverage ratio for the twelve-month periods ending March 31, 2010, June 30, 2010, September 2010 and December 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage or other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.

Former Parent Contingent Tax Liabilities

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are generally responsible for 62.5% of certain payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. Balances due to our former parent for pre-separation tax returns and related tax attributes were estimated as of December 31, 2006 and were adjusted in connection with the filing of the pre-separation tax returns. These balances will be adjusted after the settlement of the related tax audits of these periods.

Although the Company and our former parent believe there is appropriate support for the positions taken on its tax returns, the Company and our former parent have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for us that are different from those reflected in our historical financial statements.

The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which time the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, we are working with the other former Cendant companies, and through them, the IRS to resolve outstanding audit and tax sharing issues. At present, we believe the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows.

Interest Rate Risk

Certain of our borrowings, primarily First Lien Loans under our senior secured credit facility and borrowings under our securitization obligations, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2009:.

	2010	2011	2012	2013	2014	Thereafter	Total
Term loan facility (a)	$32	$32	$31	$2,996	$—	$—	$3,091
Second Lien Loans (b)	—	—	—	—	—	650	650
Fixed Rate Senior Notes 10.50% (c)	—	—	—	—	1,700	—	1,700
Senior Toggle Notes 11.00%/11.75% (c) (d)	—	—	—	—	419	—	419
Senior Subordinated Notes 12.375% (c)	—	—	—	—		875	875
Securitized obligations (e)	305	—	—	—	—	—	305
Operating leases (f)	158	121	81	51	31	43	485
Capital leases	7	5	3	1	—	—	16
Purchase commitments (g)	42	23	11	6	6	257	345

Total (h) (i)	$544	$181	$126	$3,054	$2,156	$1,825	$7,886

(a)	The Company’s term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date of October 2013. The Company has entered into derivative instruments to fix the interest rate for $575 million of the variable rate debt, which will result in interest payments of $45 million annually. The interest rate for the remaining portion of the variable rate debt of $2,516 million will ultimately be determined by the interest rates in effect during each period.
(b)	The Company’s $650 million of Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears with the first interest payment payable on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there is no scheduled amortization.
(c)	The Company utilized the PIK Interest option to satisfy interest payment obligations for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes by $57 million in 2009. The PIK Interest election is the default election for the Senior Toggle Notes for future interest periods through October 15, 2011. Interest on the Senior Toggle Notes will compound semi-annually at 11.75% which will increase the principal amount accordingly. On September 24, 2009, we exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes for $150 million aggregate principal amount of Second Lien Loans. Starting April 2012, the annual interest payment on the Senior Toggle Notes will be approximately $58 million. The fixed interest paid on the Fixed Rate Senior Notes and Senior Subordinated Notes is approximately $287 million on an annual basis.
(d)	The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the amount that the Company would be required to repay in April 2012 would be approximately $132 million and is not reflected in the table above.
(e)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will ultimately be determined by the interest rates in effect during each period. These agreements expire in 2011 and 2012 (See Note 8 “Short and Long-Term Debt”). However, the obligations are classified as current due to the current classification of the underlying assets that collateralize the obligations.
(f)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.

(g)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s beginning in 2009 and will continue through 2054. The Company expects the annual minimum licensing fee to be approximately $2 million. The purchase commitments also include the minimum licensing fee to be paid to Meredith Corporation which began in 2009 and continue through 2057. The annual minimum fee began at $0.5 million in 2009 and increases to $4 million by 2015 and generally remains the same thereafter.
(h)	On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit backstops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. This letter of credit is not included in the contractual obligations table above.
(i)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of Adjusted EBITDA and does not include other non-current liabilities such as pension liabilities of $43 million and unrecognized tax benefits of $30 million as the Company is not able to estimate the year in which these liabilities will be paid.

Potential Debt Repurchases

Our affiliates have purchased a portion of our indebtedness and we or our affiliates from time to time may purchase or sell portions of our indebtedness. On February 15, 2010, Apollo advised the Company that, through one of its affiliates, it owns approximately $995 million in aggregate principal amount of Unsecured Notes.

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

Allowance for doubtful accounts

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which payment has become unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $66 million and $46 million at December 31, 2009 and 2008, respectively.

Impairment of goodwill and other indefinite-lived intangible assets

With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually, or more frequently if circumstances indicate impairment may have occurred, analyze their carrying values to determine if an impairment exists. In performing this analysis, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. We determine the fair value of our reporting units utilizing our best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, and long term growth rates. Although we believe our assumptions are reasonable, actual results may vary significantly. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such an event, we would be required to record a charge, which would impact earnings.

The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $2,577 million and $1,887 million, respectively, at December 31, 2009. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to one of our four reporting units or spread across our entire organization. In addition, our businesses are concentrated in one industry and, as a result, an adverse change to the real estate industry will impact our combined results and may result in an impairment of our goodwill or other indefinite-lived intangible assets. Based upon the impairment analysis performed in the fourth quarter of 2009, there was no impairment for 2009. Management did evaluate the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax balances to assess their potential realization and establish a valuation allowance for amounts that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the identification of tax planning strategies. A change in these assumptions could cause an increase or decrease to our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations.

In June 2006, the FASB issued new guidance related to the accounting for uncertainty in income taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of the new guidance on January 1, 2007, as required, and recognized a $13 million increase in the liability for unrecognized tax benefits, including associated accrued interest and penalties, and a corresponding decrease in retained earnings.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The new guidance (1) eliminates the concept of qualifying special purpose entities, which will likely result in many transferors consolidating such entities; (2) provides a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; and (4) requires extensive new disclosures. The guidance is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The Company adopted the new guidance beginning January 1, 2010 and the guidance will not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the determination of whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform a qualitative analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE. Under the new guidance, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires ongoing assessments of whether the reporting entity is the primary beneficiary of a VIE to consolidate, requires enhanced disclosures and eliminates the scope exclusion for qualifying special purpose entities. The new guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company adopted the guidance beginning January 1, 2010 and the guidance will not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosures for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market exposure is interest rate risk. At December 31, 2009, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables and advances and securitization borrowings, which approximate their carrying values due to the short-term nature of these items. We believe our interest rate risk is further mitigated as the rate we incur on our securitization borrowings and the rate we earn on relocation receivables and advances are generally based on similar variable indices.

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

At December 31, 2009, we had total long-term debt of $6,706 million, excluding $305 million of securitization obligations. Of the $6,706 million of long-term debt, the Company has $3,091 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $575 million and effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk such that our interest payments will fluctuate as underlying interest rates change as a result of market changes. We have determined that the impact of a 100 bps (1% change in the rate) change in LIBOR on our term loan facility variable rate borrowings would affect our interest expense by approximately $25 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At December 31, 2009, the fair value of our long-term debt approximated $5,919 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $145 million impact on the fair value of our long-term debt, although the amount owed cannot exceed the par value of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)	We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Realogy’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Realogy’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy maintained effective internal control over financial reporting as of December 31, 2009.

Auditor Report on the Effectiveness of Realogy’s Internal Control Over Financial Reporting

Although management’s report on the effectiveness of internal control over financial reporting was not required to have an attestation report by Realogy’s independent registered public accounting firm, pursuant to temporary rules of the SEC, Realogy has voluntarily chosen to obtain such a report. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Realogy’s internal control over financial reporting, which is included within their audit opinion on page F-2.

ITEM 9B.    OTHER INFORMATION.

On February 10, 2010, the Holdings Compensation Committee approved the Realogy 2010 Executive Annual Bonus Plan covering executive officers and other senior officers of the Company. The Realogy 2010 Executive Annual Bonus Plan permits the payment of cash bonuses based upon the achievement of pre-established performance criteria for 2010. For a discussion of the Realogy 2010 Executive Annual Bonus Plan, see “Item 11—Executive Compensation—Compensation Discussion & Analysis—Bonus.”

PART III

ITEM 10.	DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information regarding individuals who currently serve as our executive officers and directors. The age of each individual in the table below is as of December 31, 2009.

Name	Age	Position(s)
Henry R. Silverman	69	Non-Executive Chairman of the Board
Richard A. Smith	56	President and Chief Executive Officer
Anthony E. Hull	51	Executive Vice President, Chief Financial Officer and Treasurer
Marilyn J. Wasser	54	Executive Vice President, General Counsel and Corporate Secretary
David J. Weaving	43	Executive Vice President and Chief Administrative Officer
Kevin J. Kelleher	55	President and Chief Executive Officer, Cartus Corporation
Alexander E. Perriello, III	62	President and Chief Executive Officer, Realogy Franchise Group
Bruce Zipf	53	President and Chief Executive Officer, NRT LLC
Donald J. Casey	48	President and Chief Executive Officer, Title Resource Group
Dea Benson	54	Senior Vice President, Chief Accounting Officer and Controller
Marc E. Becker	37	Director
V. Ann Hailey	58	Director
Scott M. Kleinman	36	Director
M. Ali Rashid	33	Director

Henry R. Silverman has served as our Non-Executive Chairman of the Board since November 2007 and, since February 2009, he has served as Chief Operating Officer of Apollo Global Management, LLC. From November 2007 until February 2009, Mr. Silverman served as a consultant to Apollo. He served as our Chairman of the Board, Chief Executive Officer and a director since our separation from Cendant in July 2006 until November 13, 2007. Mr. Silverman was Chief Executive Officer and a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006, as well as Chairman of the Board of Directors and the Executive Committee from July 1998 until August 2006. Mr. Silverman was President of Cendant from December 1997 until October 2004. Mr. Silverman was Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of HFS Incorporated from May 1990 until December 1997. Mr. Silverman also serves as a director and Chairman of the Board of Apollo Commercial Real Estate Finance, Inc. and serves as a director of the general partner of AP Alternative Assets, L.P.

Richard A. Smith has served as our President and Chief Executive Officer since November 13, 2007, and has served as a director since our separation from Cendant in July 2006 and as a member of our Executive Committee since its formation in August 2009. Prior to November 13, 2007, he served as our Vice Chairman of the Board and President. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996.

Anthony E. Hull has served as our Executive Vice President, Chief Financial Officer and Treasurer since our separation from Cendant in July 2006. From December 14, 2007 to February 3, 2008, Mr. Hull performed the functions of our Chief Accounting Officer. Mr. Hull was Executive Vice President, Finance of Cendant from October 2003 until our separation from Cendant in July 2006. From January 1996 to September 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, a diversified entertainment company. From 1990 to 1994, Mr. Hull worked in various capacities for Paramount Communications, a diversified entertainment and publishing company. From 1984 to 1990, Mr. Hull worked in investment banking at Morgan Stanley.

Marilyn J. Wasser has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. In this capacity, she was responsible for corporate-wide legal and compliance matters and served as a member of the corporate leadership team. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services. Most recently, from September 2002 to February 2005, Ms. Wasser served as Executive Vice President, Associate General Counsel and Corporate Secretary for AT&T Wireless Services. There, she had responsibility for all legal matters pertaining to corporate, securities, finance, M&A and strategy matters. From 1995 until 2002, Ms. Wasser served as Secretary to the AT&T Board of Directors and Chief Compliance Officer.

David J. Weaving has served as our Executive Vice President and Chief Administrative Officer since our separation from Cendant in July 2006. Mr. Weaving was Senior Vice President and Chief Financial Officer of Cendant’s Real Estate Division from September 2001 until our separation from Cendant in July 2006. From May 2001 through September 2001, he served as Vice President and Divisional Controller for Cendant’s Real Estate Division. Mr. Weaving joined Cendant in 1999 as a Vice President of Finance. From 1995 to 1999, Mr. Weaving worked in increasing roles of responsibility for Cambrex Corporation, a diversified chemical manufacturer.

Kevin J. Kelleher has served as our President and Chief Executive Officer, Cartus Corporation. Mr. Kelleher was President and Chief Executive Officer of Cendant Mobility Services Corporation from 1997 until our separation from Cendant in July 2006. From 1993 to 1997, he served as Senior Vice President and General Manager of Cendant Mobility’s destination services unit. Mr. Kelleher has also held senior leadership positions in sales, client relations, network management and strategic planning.

Alexander E. Perriello, III has served as our President and Chief Executive Officer, Realogy Franchise Group, since our separation from Cendant in July 2006. Mr. Perriello was President and Chief Executive Officer of the Cendant Real Estate Franchise Group from April 2004 until our separation from Cendant in July 2006. From 1997 through 2004, he served as President and Chief Executive Officer of Coldwell Banker Real Estate Corporation.

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

Dea Benson has served as our Senior Vice President, Chief Accounting Officer and Controller since February 2008. Prior to being named Chief Accounting Officer of the Company, Ms. Benson served from September 2007 to January 2008 as Chief Accounting Officer of Genius Products, Inc., the managing member and minority owner of Genius Products, LLC, an independent home entertainment distributor. For more than 11 years prior thereto, Ms. Benson held various financial and accounting positions with DreamWorks SKG/Paramount Pictures, most recently from November 2002 to January 2006 as Controller of DreamWorks SKG and from February 2006 to

December 2006 as divisional CFO of the Worldwide Home Entertainment division of Paramount Pictures, subsequent to Paramount’s acquisition of DreamWorks SKG. Prior to joining Realogy, Ms. Benson gained broad-based experience in financial and accounting management, including financial and strategic planning, internal and external financial reporting, budgeting, oversight of internal controls and treasury operations, and transactional experience, including initial public offerings, acquisitions and divestitures. Ms. Benson is a certified public accountant.

Marc E. Becker has served as a director since April 2007, as a member of our Audit Committee since February 2008, and as Chair of our Compensation Committee and Executive Committee since February 2008 and August 2009, respectively. Mr. Becker is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker also serves on the boards of directors of Affinion Group, Inc., Quality Distribution, Inc., Vantium Capital and SOURCECORP. During the past five years, Mr. Becker has also served as a director of Countrywide plc (from May 2007 to May 2009), National Financial Partners (from May 2007 to January 2009) and Metals USA Inc. (from November 2005 to December 2007).

V. Ann Hailey has served as a director and Chair of our Audit Committee since February 2008. From January 2009 to January 2010, Ms. Hailey served as Chief Financial Officer of Gilt Groupe, Inc., an internet discount retailer of luxury goods. Ms. Hailey had served as Executive Vice President of Limited Brands, Inc. from August 1997 to September 2007, first having served as EVP, Chief Financial Officer from August 1997 until April 2006 and then serving as EVP, Corporate Development until September 2007. She also served as a member of the Limited Brands, Inc. Board of Directors from 2001 to 2006. Prior to joining Limited Brands, Inc. in 1997, Ms. Hailey was Senior Vice President and Chief Financial Officer of Pillsbury Company. Ms. Hailey is a Director of W.W. Grainger, Inc. and serves as a member of its Audit Committee and Board Affairs and Nominating Committee. Ms. Hailey also serves as a Director of Avon, Inc. and as a member of its Audit Committee.

Scott M. Kleinman has served as a director since August 2007. Mr. Kleinman is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman also serves on the boards of directors of Hexion Specialty Chemicals, Inc., Momentive Performance Materials, Inc., Norando Aluminum, Inc. and Verso Paper Corp.

M. Ali Rashid has served as a director since April 2007 and as a member of our Audit Committee, Compensation Committee and Executive Committee since February 2008, February 2008 and August 2009, respectively. Mr. Rashid is a principal of Apollo. He has been employed by Apollo since 2000. From 1998 to 2000, Mr. Rashid was employed by the Goldman Sachs Group, Inc. in the Financial Institutions Group of its Investment Banking Division. He is also a director of Metals USA, Inc., Noranda Aluminum, Inc. and Quality Distribution, Inc. During the past five years, Mr. Rashid has also served as a director of Countrywide plc (from May 2007 to May 2009).

Under the terms of his employment agreement executed on April 10, 2007, the date of the Merger, Mr. Smith serves as a member of the Board of Directors of Realogy during his five-year employment term.

The composition of the Board of Directors and the identity of the executive officers of Holdings and Intermediate are identical to those of Realogy. See “Item 13—Certain Relationships and Related Transactions, and Director Independence” for a summary of the Securityholders Agreement, the Co-Investment Agreement and the Management Investor Rights Agreement, under which Apollo has the right to designate members to the Board of Directors of Holdings.

Each current director brings a strong and unique background and set of skills to the Board of Directors, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, real estate industry experience, accounting and finance, and risk assessment. Set forth below is a brief description of certain experience, qualifications, attributes or skills of each director that led the Board to conclude that such person should serve as a director of Realogy:

•

Mr. Silverman served as our Chief Executive Officer from our separation from Cendant in July 2006 to November 2007, when he retired from that role in accordance with a CEO succession plan established upon Realogy’s separation from Cendant. As part of the succession plan, he became our Non-Executive Chairman of the Board. He has significant experience in our business, having been its Chief Executive Officer, and also having been the Chairman and Chief Executive Officer of Cendant during the period in which our business was conducted as the Real Estate Services Division of Cendant. Mr. Silverman is also the Chief Operating Officer of Apollo Global Management, LLC, the parent company of our private equity sponsor, Apollo, which beneficially owns 98.7% of the outstanding equity of Holdings.

•

Mr. Smith has served as our Chief Executive Officer and President since November 2007 and prior thereto as our President and for nearly a decade prior to our separation from Cendant served as the Chairman and Chief Executive Officer of the Cendant Real Estate Division. His current responsibilities as Chief Executive Officer and his leadership as President prior thereto and as the head of our business while it was a part of Cendant make him well qualified to serve on our Board.

•

Messrs. Becker and Rashid are affiliated with Apollo, have significant experience making and managing private equity investments on behalf of Apollo and led the Apollo diligence team for the Realogy acquisition. They have been intimately involved in the management of the Company since the acquisition date.

•

Mr. Kleinman is also affiliated with Apollo. He has significant experience making and managing private equity investments on behalf of Apollo and his experience with Realogy dates back to 1997-2002 when Apollo and Cendant were partners in the ownership and operation of the NRT (our company-owned brokerage) business prior to Cendant acquiring full ownership of that business.

•

Ms. Hailey’s experience as the CFO of a publicly traded Company and service on the Board of that company, her service as Chair of the Audit Committee of the Board of Directors of the Cleveland Federal Reserve Bank, her service on the Board and Audit Committees of two publicly traded companies, her prior experience with several companies that have valuable consumer brands, and her experience in a start-up internet retailer.

Committees of the Board

The Company has an Executive Committee and an Audit Committee and Holdings has a Compensation Committee that has authority with respect to compensation matters of the Company.

Executive Committee. In August 2009, the Company established an Executive Committee of the Board, consisting of Mr. Becker (Chair) and Messrs. Smith and Rashid. Our Executive Committee generally may exercise all of the powers of our Board when the Board is not in session other than (1) the submission to stockholders of any action requiring approval of the stockholders, (2) the creation or filling of vacancies on the Board, (3) the adoption, amendment or repeal of the by-laws, (4) the amendment or repeal of any resolution of the Board that by its terms limits amendment or repeal exclusively to the Board, (5) action on matters committed by the by-laws or resolution of the Board exclusively to another committee of the Board, (6) any action where the certificate of incorporation, by-laws, applicable law or contract requires participation by the full Board, (7) the issuance of debt or equity securities in excess of $100 million, and (8) the repurchase by the Company of any of its outstanding debt or equity securities.

Compensation Committee. In February 2008, the Holdings Board established a Compensation Committee whose members consist of Mr. Becker (Chair) and Mr. Rashid. The purpose of the Compensation Committee is to:

•	oversee management compensation policies and practices of Holdings and its subsidiaries, including Realogy, including, without limitation, (i) determining and approving the compensation of the Chief

Executive Officer and the other executive officers of Holdings and its subsidiaries, including Realogy, (ii) reviewing and approving management incentive policies and programs and exercising any applicable rule-making authority or discretion in the administration of such programs, and (iii) reviewing and approving equity compensation programs for employees, and exercising any applicable rule-making authority or discretion in the administration of such programs;

•	to set and review the compensation of and reimbursement policies for members of the Board of Directors of Holdings, Intermediate and Realogy;

•	to provide oversight concerning selection of officers, management succession planning, expense accounts and severance plans and policies of Holdings, Intermediate and Realogy; and

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

The named executive officers who entered into these employment agreements were Richard A. Smith, our President, and, effective November 13, 2007, our Chief Executive Officer; Anthony E. Hull, our Executive Vice President, Chief Financial Officer and Treasurer; Kevin J. Kelleher, President and Chief Executive Officer of Cartus Corporation; Alexander E. Perriello, III, President and Chief Executive Officer of Realogy Franchise Group; and Bruce Zipf, President and Chief Executive Officer of NRT LLC. The Realogy Board has determined that these officers are named executive officers based upon their duties and responsibilities insofar as they are our Chief Executive Officer, our Chief Financial Officer, and our three most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer. This Compensation Discussion and Analysis describes, among other things, the compensation objectives and the elements of our executive compensation program as embodied by the employment agreements, which remain the core of our executive compensation program.

In February 2008, the Holdings Board established the Compensation Committee. The Compensation Committee has the power and authority to oversee the compensation policies and programs of Holdings and Realogy and makes all compensation related decisions relating to our named executive officers based upon recommendations from our Chief Executive Officer.

During 2009, the basic elements of compensation for our Chief Executive Officer and our other named executive officers remained essentially unchanged, with one principal exception: Neither the Chief Executive Officer nor any other named executive officer participated in an annual bonus plan. The named executive officers (other than our Chief Executive Officer) did, however, participate in retention plans adopted by the Compensation Committee to add incentives to these key executives to retain their services.

Compensation Philosophy and Objectives. Our primary objective with respect to executive compensation is to design and implement compensation policies and programs that efficiently and effectively provide incentives to, and motivate, officers and key employees to increase their efforts towards creating and maximizing stockholder value. In connection with the Merger, the Holdings Board developed an executive compensation program designed to reward the achievement of specific annual and long-term Company goals, and which aligns the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. We do not rely on peer compensation information in the residential real estate services industry as most of these companies are privately held and therefore it is difficult for us to obtain this information. We do, however, rely on executive compensation survey data on market comparables. The Compensation Committee believes executive compensation packages provided by us to our executives, including our named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

In negotiating the initial employment agreements and arrangements with our named executive officers, Apollo (acting through the Holdings Board) placed significant emphasis on aligning management’s interests with those of Apollo. Our named executive officers made significant equity investments in Holdings common stock upon consummation of the Merger and received equity awards that included performance vesting options that would vest upon Apollo and its co-investors receiving reasonable rates of return on its invested capital in Holdings. Other elements of compensation, such as base salary, cash-based incentive compensation, perquisites and benefits remained substantially unchanged post-Merger from the arrangements that had been put in place prior to consummation of the Merger with the exception of greater emphasis on retention plans as a means to retain our key executives.

Role of Executive Officers in Compensation Decisions. Mr. Richard Smith, our President and Chief Executive Officer, periodically reviews the performance of each of our named executive officers (other than his own performance), and Mr. Smith’s performance is periodically reviewed by the Compensation Committee. The conclusions reached and recommendations based upon these reviews, including with respect to salary adjustment and annual incentive award target and actual payout amounts, are presented to the Compensation Committee, which has the discretion to modify any recommended adjustments or awards to our executives. The Compensation Committee has final approval over all compensation decisions for our named executive officers, including approval of recommendations regarding cash and equity awards to all of our officers.

Setting Executive Compensation. Based on the foregoing objectives, the Holdings Board structured our annual and long-term incentive cash and stock-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward our executives for achieving these goals.

During 2009, the Compensation Committee structured the executive compensation payable to our named executive officers in a manner consistent with our efforts to optimize operations and reduce expenses in light of a continuing downturn in the residential real estate market and the recession in the U.S. economy, as highlighted below:

•	It made no changes in base salaries of our named executive officers.

•	It did not provide an annual bonus opportunity for corporate employees typically eligible to participate in an annual bonus plan, including the named executive officers.

•

In February 2009, following further deterioration of the residential real estate market in the fall of 2008 and Compensation Committee recognition that the value of equity incentives for our named executive officers had declined significantly, it increased the retention amounts payable to the eligible named executive officers under the 2008-2009 Cash Retention Plan.

•

In November 2009, several months after the Company disclosed that it had terminated discussions with certain bondholders with respect to a debt for equity transaction that would have resulted in a recapitalization of the Company, and in light of the continued deterioration of the residential housing market for most of 2009, the Compensation Committee approved the 2009 Multi-Year Executive Retention Plan described below.

•

It took note that the value of the Holdings common stock was significantly below the $10.00 exercise price of the options and the $10.00 purchase price for shares purchased by management upon consummation of the Merger, but determined that it was not appropriate to address changes in our stock-based compensation program at this time.

Executive Compensation Elements. The principal components of compensation for our named executive officers are: base salary; bonus; management equity investments; management stock option awards; management restricted stock awards; retention; and other benefits and perquisites.

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

Salary levels are generally reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives, including our named executive officers, are based on the Compensation Committee’s assessment of individual performance taking into account recommendations from Mr. Smith. In reviewing base salaries for executives, the Compensation Committee considers primarily an internal review of the executive’s compensation, individually and relative to other officers, and the individual performance of the executive, but does not assign a weight to each criterion when setting base salaries. The Compensation Committee also considers outside survey data and analysis on market comparables. The Compensation Committee considers the extent to which the proposed overall operating budget for the upcoming year (which is approved by the Board) contemplates salary increases. Any base salary adjustment is generally made by the Compensation Committee subjectively based upon the foregoing.

In light of the continuing downturn in the residential real estate market, the Compensation Committee elected to keep the salaries of the named executive officers constant in 2009 (i.e., constant for a second consecutive year).

Bonus. Our named executive officers generally participate in an annual incentive compensation program (“Bonus Program”) with performance objectives established by the Compensation Committee and communicated to our named executive officers generally within 90 days following the beginning of the calendar year. Under their respective employment agreements, the target annual bonus payable to our named executive officers is 100% of annual base salary, or, in Mr. Smith’s case, given his overall greater responsibilities for the performance of the Company, 200% of annual base salary.

In light of the lengthy and prolonged downturn in the residential real estate market, and to reduce Company expense, our named executive officers did not participate in any bonus program in 2009.

On February 10, 2010, the Compensation Committee approved the bonus structure for 2010 under the Realogy 2010 Executive Annual Bonus Plan (the “2010 Bonus Plan”) applicable to Mr. Smith and his direct reports, including all other named executive officers. The 2010 Bonus Plan permits the payment of cash bonuses based upon pre-established performance criteria for 2010.

The performance criteria under the 2010 Bonus Plan are consolidated and business unit EBITDA—or earnings before interest, taxes, depreciation and amortization (as that term is defined in the 2010 Bonus Plan). The bonus opportunity for Mr. Smith and Mr. Hull is based upon consolidated EBITDA results. The bonus opportunity for our other named executive officers (Messrs. Kelleher, Perriello and Zipf) is based upon our consolidated EBITDA results (weighted 50%) and EBITDA results of their respective business units (weighted 50%). Pre-established EBITDA performance levels have been set that, if achieved, will produce bonus payouts under the 2010 Bonus Plan at 75%, 100%, 125% or 150% of the target annual bonus amounts, respectively. Senior executives who are not direct reports of Mr. Smith who are participating in the 2010 Bonus Plan are eligible for a 30% target bonus amount at a lower EBITDA performance level; the Compensation Committee, however, determined to set a higher performance target for Mr. Smith and his direct reports (including all of the named executive officers) before they qualify for a 2010 Bonus Plan payment. Where performance levels fall between minimum and target or between target and maximum levels, bonuses will be determined by linear interpolation. The 2010 Bonus Plan provides for adjustments to the EBITDA performance levels based on non-recurring or unbudgeted items with the latter accounted for on a full-year pro forma basis. Our consolidated EBITDA threshold has to be achieved before any named executive officer may qualify for a bonus.

Mr. Smith is entitled to an annual bonus, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. Mr. Smith waived his contractual right to receive this bonus with respect to the bonuses payable in January 2009 and 2010 in order to reduce Company expense.

Retention Plan. Following further deterioration of the residential real estate market in the fall of 2008 and Compensation Committee recognition that equity incentives for named executive officers had declined significantly, on February 23, 2009, the Compensation Committee modified the 2008-2009 Cash Retention Plan, first approved in June 2008, to provide for a second payment due (on November 1, 2009 assuming continued employment) in an amount equal to 25% of the named executive officer’s target bonus amount. In June 2008, the Compensation Committee had approved a retention payment of a like amount payable on July 1, 2009 assuming continued employment of the executive. At the recommendation of Mr. Smith, Realogy’s President and Chief Executive Officer, the Compensation Committee did not include Mr. Smith as a participant in the 2008-2009 Cash Retention Plan. The named executive officers who were eligible under the 2008-2009 Cash Retention Plan were paid their retention amounts in July and November 2009.

In November 2009, several months after the Company disclosed that it had terminated discussions with certain bondholders with respect to a debt for equity transaction that would have resulted in a recapitalization of the Company, and in light of the continued deterioration of the residential housing market for most of 2009, the Compensation Committee approved the 2009 Multi-Year Executive Retention Plan. The Compensation Committee amended and restated this plan in January 2010. The Amended and Restated 2009 Multi-Year Executive Retention Plan provides for a retention payment equal to 160% (increased from 150% as initially adopted in November 2009) of the named executive officer’s target annual bonus, payable in two equal installments on or about July 1, 2010 and September 1, 2011, subject to the executive’s continued employment with Realogy. The 2011 payment is subject to dollar-for-dollar reduction if the named executive officer receives a bonus payment under the 2010 Bonus Plan (payable in 2011). At the recommendation of Mr. Smith, the Compensation Committee did not include Mr. Smith as a participant in the Retention Plan.

Management Equity Investments. Pursuant to individual subscription agreements dated April 20, 2007, the named executive officers and certain other members of management made equity investments in Holdings through the purchase of Holdings common stock. Our named executive officers purchased an aggregate of 1,550,000 shares at $10 per share for an aggregate investment of $15,500,000.

Management Stock Option and Restricted Stock Awards. The Holdings Board approved our equity incentive program, including its design and the value of awards granted to our officers and key employees. Equity awards were made to our named executive officers on April 10, 2007, upon consummation of the Merger. Our named executive officers were awarded options to purchase an aggregate of 5,812,500 shares of Holdings common stock at an exercise price of $10 per share and received restricted stock awards for an aggregate of 375,000 shares of Holdings common stock. One half of the restricted stock awards vested in October 2008 and the balance vests in April 2010.

The equity investments, stock option and restricted stock awards were structured to incentivize management to generate substantial equity value and to participate with our investors in the increase in our value.

During 2009, the Compensation Committee took note that the value of the Holdings common stock was significantly below the $10.00 exercise price of the options and the $10.00 purchase price for shares purchased by management upon consummation of the Merger, but determined that it was not appropriate to address changes in our stock-based compensation program and focused instead on cash retention awards, as described above.

Neither the Holdings Board nor the Compensation Committee has adopted any formal policy regarding the timing of any future equity awards.

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

Since our separation, we have substantially curtailed these programs in order to reduce operating costs. Specifically, we terminated financial planning perquisites, executive medical benefits and physical exams. Further, the Realogy Compensation Committee adopted a policy in December 2006 that limited use of the previous corporate-owned aircraft or our current fractional aircraft ownership (only Mr. Smith has access, subject to availability, for personal use and business use is limited to executive officers and subject to further limitations) and management adopted a policy that limits first-class air travel for our employees. During 2009 Mr. Smith reimbursed the Company for all variable cost associated with the personal use of our current fractional aircraft.

Our executive officers, including our named executive officers, may participate in our 401(k) plan and our non-qualified deferred compensation plan. Prior to 2008, these plans provided for a Company matching contribution of 100% of amounts contributed by the officer, subject to a maximum of 6% of eligible compensation—a level that had been established by Cendant and carried over when we separated from Cendant in 2006. In early 2008, in an effort to reduce costs, we temporarily suspended the Company match under our 401(k) plan. The suspension of the Company matching contributions remain in effect. If and when we decide to re-introduce the Company match, we would expect the level of the match to be lower than the previous 6% level. In addition, effective January 1, 2009, the Company suspended participation in the Realogy Officer Deferred Compensation Plan given the plan’s underfunding status. This suspension remains in effect. Mr. Kelleher is our only executive officer that participates in a defined benefit pension plan (future accruals of benefits were frozen on October 31, 1999, though he still accrued service after such date for the purpose of eligibility for early retirement), and this participation relates to his former service with PHH Corporation.

In November 2008, as part of management’s efforts to streamline costs, we decided to terminate the program by which executives were provided access to Company-leased automobiles for personal use. In connection with such termination, the Company purchased the existing vehicles and provided each of the named executive officers with the option to take title to the existing vehicle, either in 2008 or 2009, with the fair market value of the automobile so transferred being imputed income to the executive at the date of transfer, or to terminate their access to the Company-leased automobile by the end of 2008. Mr. Smith elected to not take ownership of his Company-leased automobile, while Messrs. Hull, Perriello, Zipf and Kelleher elected to take title to their respective automobiles in 2009.

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

Severance pay—a multiple of the sum of annual base salary and target bonus—and welfare benefits are payable upon a termination without cause by the Company or a termination for good reason by the executive. The multiple for Mr. Smith, as our Chief Executive Officer, is 300%, for Mr. Hull, as our Chief Financial Officer, 200% and for the balance of the named executive officers, 100% (though in the case of such a termination of employment within 12 months following a Sale of the Company, their multiple is 200%). The higher multiples of base salary and target bonus payable to Mr. Smith and Hull are based upon Mr. Smith’s overall greater responsibilities for our performance and Mr. Hull’s significant responsibilities as our Chief Financial Officer. Mr. Smith is our only officer who has tax reimbursement protection for “golden parachute excise taxes,” subject to a cutback of up to 10%—a benefit he had under his employment agreement that he entered into at the time of our separation from Cendant.

The agreements also provide for severance pay—100% of annual base salary—and welfare benefits to each named executive officer in the event his employment is terminated by reason of death or disability. For more information, see “Potential Payments upon Termination or Change in Control.”

The Compensation Committee believes the severance pay and benefits payable to our named executive officers under the foregoing circumstances aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect the value of Realogy and Holdings following a termination of an executive’s employment without cause or by the employee for good reason. In addition, we believe the provision of these contractual benefits will keep the executives focused on the operation and management of the business. As set forth above, the enhanced severance pay and benefits payable to Messrs. Kelleher, Perriello and Zipf in the event of a termination of employment under certain circumstances within twelve months of a Sale of the Company are substantially consistent with the contractual rights they had prior to the Merger.

Forfeiture of Awards in the event of Financial Restatement. The Company has not adopted a policy with respect to the forfeiture of equity incentive awards or bonuses in the event of a restatement of financial results, though each of the employment agreements with the named executive officers includes, within the definition of termination for “cause”, an executive purposefully or negligently making (or being found to have made) a false certification to the Company pertaining to its financial statements.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Realogy Board (and Holdings Board) that the Compensation Discussion and Analysis be included in this Annual Report.

DOMUS HOLDINGS CORP. COMPENSATION COMMITTEE

Marc E. Becker, Chair M. Ali Rashid

Summary Compensation Table

The following table sets forth the compensation we provided in 2007, 2008 and 2009 to our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Stock Option and Stock Appreciation Rights Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Richard A. Smith	2009	1,000,000						1,858	1,001,858
Chief Executive Officer	2008	1,000,000	97,000			—	—	51,699	1,148,699
And President	2007	1,000,000	5,097,000	1,000,000	6,551,813	—	—	66,065	13,714,878
Anthony E. Hull	2009	525,000				262,500	—	44,817	832,317
Executive Vice President,	2008	525,000	—			—	—	56,437	581,437
Chief Financial Officer and Treasurer	2007	499,037	—	1,000,000	1,578,750	—	—	49,841	3,127,628
Kevin J. Kelleher	2009	416,000				208,000	47,763	39,938	711,701
President and Chief	2008	416,000	—			—	24,309	20,422	460,731
Executive Officer of Cartus Corporation	2007	411,691	—	250,000	1,263,000	—	4,152	25,871	1,954,714
Alexander E. Perriello, III	2009	520,000				260,000		40,367	820,367
President and Chief	2008	520,000	—			—	—	29,104	549,104
Executive Officer,	2007	514,615	—	500,000	1,578,750	—		36,581	2,629,946
Realogy Franchise Group
Bruce Zipf	2009	520,000				260,000	—	39,443	819,443
President and Chief	2008	520,000	—				—	20,722	540,722
Executive Officer, NRT	2007	514,614	—	1,000,000	1,263,000	433,150	—	58,527	3,269,291

(1)	2007 bonus amount for Mr. Smith represents a $5 million bonus, the after-tax proceeds of which Mr. Smith elected to invest in shares of Holdings common stock, and a $97,000 bonus, the after-tax proceeds of which were required to be used to pay the annual premium on a life insurance policy provided to Mr. Smith as a replacement of a benefit previously provided to him by Cendant.
(2)	Each named executive officer received a grant of Holdings restricted stock in connection with the consummation of the Merger in 2007. The amounts set forth in this column reflect the grant date fair value of the award, excluding the effect of estimated forfeitures, in accordance with the FASB’s guidance on accounting for stock-based compensation. The assumptions we used in determining the grant date fair value of these awards are described in Note 12 “Stock-Based Compensation” to our consolidated and combined financial statements included elsewhere in this Annual Report.
(3)	Each named executive officer received a grant of Holdings non-qualified stock options in connection with the consummation of the Merger in 2007. The amounts set forth in this column reflect the grant date fair value, excluding the effect of estimated forfeitures, in accordance with the FASB’s guidance. The assumptions we used in determining the value of these options on the date of grant are described in Note 12 “Stock-Based Compensation” to our consolidated and combined financial statements included elsewhere in this Annual Report. The dollar amount reflected in the table includes only the value of time-based options (tranche A options at $4.21 per share) in accordance with the FASB’s guidance. We also determined the grant date fair value of the tranche B options and tranche C options (the portion of the options that are performance-based) but did not include them in the table as the unrecognized cost for tranche B and C options will be recorded as compensation expense only when the performance criteria are probable of occurring (e.g., upon an initial public offering or significant capital transaction). Assuming the highest level of performance conditions is probable, the total grant date fair value of the options would be as follows: for Messrs. Smith, Hull, Kelleher, Perriello and Zipf: $11,304,077, $2,723,874, $2,179,099, $2,723,874 and $2,179,099, respectively.
(4)	Amounts for 2009 represent aggregate amount paid to the named executive officer under the 2008-2009 Cash Retention Plan, 50% of which was paid in July 2009 pursuant to a retention award made in 2008 and the balance was paid in November 2009 pursuant to an award made in February 2009.
(5)	None of our named executive officers (other than Mr. Kelleher) is a participant in any defined benefit pension arrangement. The amounts in this column with respect to 2009 reflect the aggregate change in the actuarial present value of the accumulated benefit under the Realogy Pension Plan from December 31, 2008 to December 31, 2009. See “— Realogy Pension Benefits” for additional information regarding the benefits accrued for Mr. Kelleher and Note 9 “Employee Benefit Plans—Defined Benefit Pension Plan in the Notes to the Consolidated and Combined Financial Statements included elsewhere in this Annual Report for more information regarding the calculation of our pension costs.
(6)	Includes the following amounts, which represent the fair market value of the Company-leased automobile transferred to the executive in conjunction with the termination of the Company-leased automobile program—Messrs. Hull, Kelleher, Perriello and Zipf: $44,817, $39,938, $40,367 and $39,443, respectively.

Grants of Plan-Based Awards Table for Fiscal Year 2009

None of the named executive officers was granted restricted stock awards or stock options or other stock-based compensation during 2009. Our named executive officers also were not eligible to receive awards under the 2009 Bonus Plan.

Grants of Plan-Based Awards in Fiscal Year 2009

	Grant Date	Estimated future payouts under non-equity incentive plan awards
Name		Target ($)
Richard A. Smith (1)	—	—
Anthony E. Hull	February 23, 2009 (2)	131,250
	November 10, 2009 (3)	840,000
Kevin J. Kelleher	February 23, 2009 (2)	104,000
	November 10, 2009 (3)	665,600
Alexander E. Perriello, III	February 23, 2009 (2)	130,000
	November 10, 2009 (3)	832,000
Bruce Zipf	February 23, 2009 (2)	130,000
	November 10, 2009 (3)	832,000

(1)	Mr. Smith did not receive a grant as he is not a participant under either the 2008-2009 Cash Retention Plan or the Amended and Restated 2009 Multi-Year Executive Retention Plan.
(2)	Grants were made under the 2008-2009 Cash Retention Plan with the payouts made in November 2009. A grant of an equal dollar amount was made under the 2008-2009 Cash Retention Plan to each of the named executive officers listed above (other than Mr. Smith) in June 2008 and paid in July 2009. The aggregate sum of the payments made in 2009 under the 2008-2009 Cash Retention Plan is set forth in the Summary Compensation Table.
(3)	Grants were made under the Amended and Restated 2009 Multi-Year Executive Retention Plan, which provides for a retention payment equal to 160% of the named executive officer’s target annual bonus, payable in two equal installments on or about July 1, 2010 and September 1, 2011, subject to the executive’s continued employment with Realogy. The 2011 payment is subject to dollar-for-dollar reduction if the named executive officer receives a bonus payment under the anticipated 2010 Bonus Plan (payable in 2011).

Outstanding Equity Awards at 2009 Fiscal Year End

The following two tables set forth outstanding Holdings equity awards as of December 31, 2009 held by our named executive officers. Based on an internal valuation performed by Apollo in the following table we have used $0.81 per share as the fair market value of Holdings common stock as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs Exercisable (#) (1)	Number of Securities Underlying Unexercised Options/ SARs Unexer- cisable (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#) (3)	Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard A. Smith	622,500	903,750	1,556,250	10.00	April 9, 2017	50,000	40,500	—	—
Anthony E. Hull	150,000	225,000	375,000	10.00	April 9, 2017	50,000	40,500	—	—
Kevin J. Kelleher	120,000	180,000	300,000	10.00	April 9, 2017	12,500	10,125	—	—
Alexander E. Perriello, III	150,000	225,000	375,000	10.00	April 9, 2017	25,000	20,250	—	—
Bruce Zipf	120,000	180,000	300,000	10.00	April 9, 2017	50,000	40,500	—	—

(1)

Represent tranche A or time vested Options, which vested and became exercisable in equal installments on the 12th and 24th month anniversaries of April 10, 2007, the date on which the Merger was consummated.

(2)	Represent tranche A or time vested Options, which will vest and become exercisable in equal installments on the 36th, 48th and 60th month anniversaries of April 10, 2007, the date on which the Merger was consummated.
(3)	Represent tranche B and tranche C or performance-vesting Options. One half of the performance-vesting options (the tranche B options) vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% and the other half of the performance-vesting options (the tranche C) vest upon the achievement of an internal rate of return of such funds of 25%.

The following table sets forth outstanding equity awards (consisting solely of stock options of Avis Budget Group and Wyndham Worldwide) as of December 31, 2009 held by our named executive officers that were issued (or in the case of Avis Budget Group equity awards, adjusted) as part of the equitable adjustment of outstanding Cendant equity awards at the date of our separation from Cendant made pursuant to the terms of the Separation Agreement. Except for tax withholding and related liabilities, the awards relating to Wyndham Worldwide common stock are liabilities of Wyndham Worldwide, and the awards relating to Avis Budget Group common stock are liabilities of Avis Budget Group. All of these stock options are fully exercisable. Avis Budget Group awards also reflect an adjustment in connection with a one-for-ten reverse stock split.

Name	Issuer	Number of Securities Underlying Unexercised Options Exercisable (#)	Exercise Price ($)	Option Expiration Date (1)
Richard A. Smith	Avis Budget	28,147	31.79	January 13, 2010
	Avis Budget	26,063	27.40	January 22, 2012
	Wyndham Worldwide	56,294	46.44	January 13, 2010
	Wyndham Worldwide	208,498	19.78	January 3, 2011
	Wyndham Worldwide	52,124	40.03	January 22, 2012

Anthony E. Hull	Avis Budget	988	28.34	October 15, 2013
	Wyndham Worldwide	1,976	41.40	October 15, 2013

Kevin J. Kelleher	Avis Budget	7,297	31.79	January 13, 2010
	Avis Budget	12,009	27.40	January 22, 2012
	Wyndham Worldwide	14,594	46.44	January 13, 2010
	Wyndham Worldwide	24,018	40.03	January 22, 2012

Alexander E. Perriello, III	Avis Budget	4,691	31.79	January 13, 2010
	Avis Budget	6,005	27.40	January 22, 2012
	Wyndham Worldwide	9,382	46.44	January 13, 2010
	Wyndham Worldwide	12,009	40.03	January 22, 2012

Bruce Zipf	Avis Budget	4,014	26.87	January 2, 2011
	Avis Budget	5,212	26.87	April 17, 2012
	Wyndham Worldwide	8,027	39.25	January 2, 2011
	Wyndham Worldwide	10,424	39.25	April 17, 2012

(1)	The Avis Budget Group and Wyndham Worldwide options with an expiration date of January 13, 2010 expired without having been exercised.

Option Exercises and Stock Vested

None of our named executive officers exercised any Realogy options during 2009 and none of the restricted stock held by any of our named executive officers vested during 2009.

None of our named executive officers exercised any Wyndham Worldwide or Avis Budget Group options during 2009.

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

Mr. Kelleher is our only named executive officer who participates in the Realogy Pension Plan and his participation in the Cendant Pension Plan was frozen on October 31, 1999 and, as of that date, he no longer accrues additional benefits (other than his right to attain early retirement subsidies) under the Cendant Pension Plan or the Realogy Pension Plan.

The following table sets forth information relating to Mr. Kelleher’s participation in the Realogy Pension Plan:

Name	Plan Name	Number of Years of Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kevin J. Kelleher	Realogy Pension Plan	25	341,570	—

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us (or Cendant) for Mr. Kelleher through December 31, 2009.
(2)	The valuations included in this column have been calculated as of December 31, 2009 assuming Mr. Kelleher will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 9, “Employee Benefit Plans—Defined Benefit Pension Plan.”

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to our named executive officers’ deferred compensation during 2009:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawal/ Distributions ($)	Aggregate Balance at Last FYE ($)
Anthony E. Hull	—	—	1,587	110,100	—
Bruce Zipf	—	—	(2,566)	32,284	—

All amounts were deferred under the Company’s Officer Deferred Compensation Plan (the “Realogy Deferral Plan”). Amounts in the above table reflect activity during calendar year 2009 under the Realogy Deferral Plan.

In December 2008, in accordance with the transition rules under Section 409A of the Internal Revenue Code of 1986, as amended, our Compensation Committee amended the Realogy Deferral Plan. The amendment permitted participants to revoke their current distribution elections on file and make a new unifying election for their entire account balance. The revocation and election had to be made prior to December 31, 2008. Participants could elect to receive a lump sum distribution in April 2009 or to maintain their then current election. Mr. Hull and Mr. Zipf are participants under the Realogy Deferral Plan and made new elections prior to the end of 2008. Under those new elections, they received lump sum distributions in April 2009.

Effective January 1, 2009, the Company suspended participation in the Realogy Officer Deferred Compensation Plan given the plan’s underfunding status.

Employment Agreements and Other Arrangements

The following summarizes the terms of the employment agreements with each of our named executive officers. Severance provisions are described in the section titled “Potential Payments Upon Termination or Change of Control.”

Mr. Smith. On April 10, 2007, we entered into a new employment agreement with Mr. Smith, with a five-year term commencing as of the effective time of the Merger (unless earlier terminated), subject to automatic extension for an additional year unless either party provides notice of non-renewal. This employment agreement supersedes any prior employment agreements that we entered into with Mr. Smith. Pursuant to the agreement, Mr. Smith serves as our President. In addition, Mr. Smith has served as our Chief Executive Officer since November 13, 2007. He also serves as a member of the Board of Directors of Realogy during his term of employment. Mr. Smith is entitled to a base salary of $1 million (the base salary in effect for him as of immediately prior to the effective time of the Merger), may participate in employee benefit plans generally available to our executive officers, and he is eligible to receive an annual bonus award with a target amount equal to 200% of his annual base salary, subject to the attainment of performance goals and his continued employment with us on the last day of the applicable bonus year, as well as adjustments based on a merit review. In connection with entering into his employment agreement and as partial consideration for his retention following the Merger, Mr. Smith received a one-time $5 million bonus in connection with the consummation of the Merger, the after-tax amount of which Mr. Smith elected to invest in shares of Holdings common stock.

Mr. Smith is also entitled to an annual bonus, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. Mr. Smith waived his contractual right to receive this bonus with respect to the bonuses payable in January 2009 and 2010 in order to reduce Company expense.

Messrs. Hull, Kelleher, Perriello and Zipf. On April 10, 2007, we entered into new employment agreements with each of Messrs. Hull, Kelleher, Perriello and Zipf (for purposes of this section, each, an “Executive”), with a five-year term (unless earlier terminated) commencing as of the effective time of the Merger, subject to automatic extension for an additional year unless either party provides notice of non-renewal. Pursuant to these employment agreements, each of the Executives continues to serve in the same positions with us as they had served prior to the Merger. These employment agreements supersede any prior employment agreements that we entered into with each Executive. Messrs. Hull, Kelleher, Perriello and Zipf are entitled to the base salary in effect for them as of immediately prior to the effective time of the Merger, as well as employee benefit plans generally available to our executive officers and are eligible for annual bonus awards with a target amount equal to the target bonus in effect for them as of the effective time of the Merger, which target is currently equal to

100% of each Executive’s annual base salary, subject to the attainment of performance goals and the Executive’s being employed with us on the last day of the applicable bonus year. The following are the annual rates of base salary paid to each of the following named executive officers as of December 31, 2009: Mr. Hull, $525,000; Mr. Kelleher, $416,000; Mr. Perriello, $520,000; and Mr. Zipf, $520,000.

Potential Payments upon Termination or Change in Control

The following summarizes the potential payments that may be made to our named executive officers in the event of a termination of their employment or a change of control as of December 31, 2009.

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

The following table sets forth information regarding the value of potential termination payments and benefits our named executive officers would have become entitled to receive upon their termination of employment with us under certain circumstances as of December 31, 2009:

Name	Benefit	Termination without Cause or for Good Reason within 12 months following a Sale of the Company (1) ($)		Death ($)	Disability ($)
Richard A. Smith	Severance Pay	9,000,000	(4)	1,000,000	1,000,000
	Health Care (2)	453,968		453,968	453,968
	Equity Acceleration (3)	40,500		—	—

Anthony E. Hull	Severance Pay	2,100,000		525,000	525,000
	Health Care	23,026		11,513	11,513
	Equity Acceleration (3)	40,500		—	—

Kevin J. Kelleher	Severance Pay	1,664,000		416,000	416,000
	Health Care	21,119		10,560	10,560
	Equity Acceleration (3)	10,125		—	—

Alexander E. Perriello, III.	Severance Pay	2,080,000		520,000	520,000
	Health Care	21,119		10,560	10,560
	Equity Acceleration (3)	20,250		—	—

Bruce Zipf	Severance Pay	2,080,000		520,000	520,000
	Health Care	24,402		12,201	12,201
	Equity Acceleration (3)	40,500		—	—

(1)	If such termination were to have occurred prior to a Sale of the Company, the Severance Pay for each of Messrs. Kelleher, Perriello and Zipf would be equal to 100% rather than 200% of the sum of such individual’s then-current annual base salary plus his then-current annual target bonus—or one-half of the amount reflected under Severance Pay in the above table.
(2)	If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans through the date on which Mr. Smith attains age 75, subject to his continued payment of the employee portion of the premiums for such coverage.
(3)	The vesting of tranche A options and restricted stock awards accelerate upon a Sale of the Company provided, however, that in the event the individual terminates his employment without “good reason” or his employment is terminated for “cause” within one year of the Sale of the Company, the individual would be required to remit to the Company the proceeds realized in the Sale of the Company for those tranche A options, the vesting of which was accelerated due to the Sale of the Company. There is no value ascribed to the vesting of the tranche A options because the option price exceeded the fair market value of the Holdings common stock of $0.81 per share as of December 31, 2009 (which per share price is based upon an internal valuation performed by Apollo).
(4)	No “golden parachute” excise tax would be payable based upon Mr. Smith’s historical compensation and, accordingly, the Company would have no obligation to reimburse Mr. Smith for any such taxes.

Director Compensation

The following sets forth information concerning the compensation of our independent director in 2009. None of the other members of our board of directors received any compensation for their service as a director in 2009.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
V. Ann Hailey	160,000	—		160,000
Henry R. Silverman	—	134,943	(1)	134,943	(1)

(1)	Consists of post-employment secretarial support provided to Mr. Silverman pursuant to his employment agreement with us.

Ms. Hailey, our only independent director and the Chair of our Audit Committee, joined the Board on February 4, 2008. She receives a director retainer of $150,000 and a fee as Audit Committee Chair of $10,000, each on an annualized basis. During 2009, the entire $150,000 director retainer fee was payable in cash pursuant to an action taken by the Compensation Committee in February 2009. For 2008, of the $150,000 director retainer fee, $90,000 was payable pursuant to a grant of restricted shares of common stock of Holdings based upon the fair market value of the common stock on the date of grant, provided that in connection with the initial grant made on February 4, 2008, the common stock was valued at $10.00 per share. The vesting of the restricted stock is identical to the vesting terms of the restricted stock awards granted to certain executive officers: namely, one-half vests 18 months following the date of grant and the other half vests on the third anniversary of the grant date, subject to acceleration and vesting in full upon a Sale of the Company. We determined that the fair market value of the restricted stock award of 9,000 shares on the date of grant (February 4, 2008) was $90,000.

Newly appointed independent directors also receive on the date of their appointment a one-time grant of non-qualified options to purchase 50,000 shares of common stock of Holdings with an exercise price equal to the greater of $10.00 per share or the fair market value of the Holdings common stock on the date of grant. The options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to acceleration and vesting in full upon a Sale of the Company. We determined that in accordance with the FASB’s guidance on accounting for stock-based compensation, the fair market value of the option on the date of grant (February 4, 2008) was $2.42 per share or $121,000 in the aggregate.

In connection with Mr. Silverman’s appointment as non-executive chairman of the Company, on November 13, 2007, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share. The options include both time vesting (tranche A) options and performance vesting (tranche B and tranche C) options. In general, one-half of the options granted to Mr. Silverman vest and become exercisable in five equal installments on each of the 12th, 24th, 36th, 48th and 60th month anniversaries of September 1, 2007 (the tranche A options), and one-half of the options are performance vesting options, one-half of which vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% (the tranche B options), and the remaining half of which vest upon the achievement of an internal rate of return of such funds of 25% (the tranche C options). We determined that excluding the effect of estimated forfeitures, in accordance with the FASB’s guidance, the fair market value of the option on the date of grant (November 13, 2007) was $2.58 per share or an aggregate of $6,450,000, which includes only the value of the time-vested options (the tranche A options). We also determined the grant date fair market value of the tranche B options and tranche C options but will only recognize those costs as compensation expense when the performance criteria are probable of occurring (e.g, an initial public offering or significant capital transaction). Assuming the highest level of performance conditions is probable, the total grant date fair value of the options would be $11,611,431.

The assumptions we used in determining the grant date fair value of the restricted stock and options are described in Note 12 “Stock-Based Compensation” to our consolidated and combined financial statements included elsewhere in this Annual Report.

A director who serves on the Holdings Board does not receive any additional compensation for service on the board of directors of a subsidiary of Holdings, unless there shall be a committee of a subsidiary where there is not a corresponding committee of Holdings.

Compensation Committee Interlocks and Insider Participation

As disclosed in “—Compensation Discussion and Analysis—Company Background,” when Realogy was publicly traded, it had established the Realogy Compensation Committee. Shortly prior to the consummation of the Merger, Apollo, principally through the Holdings Board, whose members then consisted of Apollo’s representatives, Messrs. Marc Becker and M. Ali Rashid, negotiated employment agreements and other arrangements with our named executive officers. Upon consummation of the Merger and the delisting of its stock from the New York Stock Exchange, Realogy disbanded the Realogy Compensation Committee as it no longer needed a separate compensation committee, which had been required under the NYSE listing standards. Between April 10, 2007 and mid-February 2008, decisions relating to executive compensation were within the province of the Holdings Board and the Realogy Board, both of which were (and are) controlled by Apollo representatives. In February 2008, the Holdings Board established the Compensation Committee, whose members consist of Messrs. Becker and Rashid.

None of the directors who served on the Realogy Compensation Committee, the Holdings Board or the Compensation Committee has ever been one of our officers or employees. During 2009, none of the members of the Compensation Committee had any relationship that requires disclosure in this Annual Report as a transaction with a related person, though both members are employed by Apollo, which has engaged in related party transactions with us during 2009 as discussed in “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

During 2009, (1) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board; (2) none of our executive officers served as a director of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board, and (3) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of the directors of the Holdings Board or Realogy Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Holders and Management

All of our issued and outstanding common stock is owned by our parent, Domus Intermediate Holdings Corp. (“Intermediate”), and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Our common stock owned by Intermediate constitutes all of our issued and outstanding capital stock. The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of February 15, 2010 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At February 15, 2010, there were 200,469,675 shares of common stock of Holdings outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Funds (1)	197,820,000	98.7%
Henry R. Silverman (2)	1,000,000	*
Richard A. Smith (3)	1,845,775	*
Anthony E. Hull (4)	507,025	*
Kevin J. Kelleher (5)	361,069	*
Alexander E. Perriello, III (6)	466,013	*
Bruce Zipf (7)	422,025	*
Marc E. Becker (8)	—	—
V. Ann Hailey (9)	34,000	*
Scott M. Kleinman (8)	—	—
M. Ali Rashid (8)	—	—
Directors and executive officers as a group (12 persons) (10)	5,314,925	2.6%

*	Less than one percent.
(1)

Reflects the outstanding shares of capital stock of Domus Holdings Corp. are held of record by Apollo Investment Fund VI, L.P. (“AIF VI LP”), Domus Investment Holdings, LLC (“Domus LLC”), Domus Co-Investment Holdings LLC (“Domus Co-Invest LLC”) and various members of management of Holdings and Realogy. The general partner of AIF VI LP is Apollo Advisors VI, L.P. (“Advisors VI”) and the manager of AIF VI LP is Apollo Management VI, L.P. (“Management VI”). Management VI also serves as the manager or managing member of each of Domus LLC and Domus Co-Invest LLC. As such, Management VI has voting and investment power over the shares of Domus held by AIF VI LP, Domus LLC and Domus Co-Invest LLC. Leon Black, Joshua Harris and Marc Rowan, each of whom disclaims beneficial ownership of the shares of Realogy held by Domus Intermediate except to the extent of any pecuniary interest therein, are the members of the board of managers of Apollo Management Holdings GP, LLC, the general partner of Apollo Management Holdings, LP, the sole member-manager of Apollo Management GP, LLC, which is the general partner of

Apollo Management, L.P., which is the sole member and manager of AIF VI Management, LLC, which serves as the general partner of Management VI (collectively, the “Apollo Management Entities”). Messrs. Black, Rowan and Harris are the members of the board of managers of Apollo Principal Holdings I GP, LLC, which is the general partner of Apollo Principal Holdings I, L.P., which is the sole member of Apollo Capital Management VI, LLC, which serves as the general partner of Advisors VI (collectively, the “Apollo Advisors Entities”). The address of AIF VI LP, Domus LLC, Domus Co-Invest LLC and the Apollo Advisors Entities is c/o Apollo Management, L.P., One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for the Apollo Management Entities is c/o Apollo Management VI, L.P., 9 West 57th Street, 43rd Floor, New York, NY 10019. Does not include 6,497,725 shares of common stock (including 2,420,175 shares held outright and 4,077,550 shares issuable upon exercise of currently exercisable options or options exercisable within 60 days of February 15, 2010) and 229,500 shares of unvested restricted stock beneficially owned by our directors and executive officers and other members of our management, for which AIF VI, LP and Domus LLC have voting power pursuant to the Management Investor Rights Agreement but not investment power.

(2)	Includes 1,000,000 shares of common stock issuable upon currently exercisable options but does not include 4,000,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(3)	Includes 50,000 shares of restricted stock granted under the Plan and 933,750 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2010. Does not include an additional 2,178,750 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(4)	Includes 50,000 shares of restricted stock granted under the Plan and 225,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2010. Does not include an additional 525,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(5)	Includes 12,500 shares of restricted stock granted under the Plan and 180,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2010. Does not include an additional 420,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(6)	Includes 25,000 shares of restricted stock granted under the Plan and 225,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2010. Does not include an additional 525,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(7)	Includes 50,000 shares of restricted stock granted under the Plan and 180,000 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable on April 10, 2010. Does not include an additional 420,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(8)	Messrs. Becker, Kleinman and Rashid are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Kleinman and Rashid may be deemed the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(9)	Includes 4,500 shares of restricted stock granted under the Plan and 25,000 shares of common stock issuable upon exercise of currently exercisable options. Does not include an additional 25,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(10)	Includes 229,500 shares of restricted stock granted under the Plan and options to purchase 3,086,250 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable within 60 days following February 15, 2010. Does not include an additional 8,986,250 shares of common stock that are issuable upon exercise of options that remain subject to vesting.

Equity-Based Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transaction on April 10, 2007, the Holdings Board adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes the Holdings Board, or a committee thereof, to grant unqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Holdings Common Stock, to directors and employees of, and consultants to, Holdings and its subsidiaries, including Realogy. On November 13, 2007, the Holdings Board amended and restated the Stock Incentive Plan to increase the number of shares of Holdings common stock authorized for issuance thereunder from 15 million to 20 million. For additional discussion of our equity compensation, see Note 12 “Stock-Based Compensation” of our consolidated and combined financial statements included elsewhere in this Annual Report. The table below summarizes the equity issuances under the Stock Incentive Plan as of December 31, 2009:

Plan Category	Number of Securities To be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—		—	—
Equity compensation plans not approved by stockholders	15,770,000	(2)	$10.00	1,729,500	(3)

(1)	Does not include 229,500 restricted shares outstanding at December 31, 2009.
(2)	In addition, of the Holdings shares of common stock issued and outstanding at December 31, 2009, there were 2,500,500 shares of common stock that had been purchased or had vested under the Stock Incentive Plan pursuant to individual subscription agreements and restricted stock awards (including shares that have been forfeited to satisfy tax withholding obligations).
(3)	Also gives effect to shares issued under the Stock Incentive Plan as described in footnote (2).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Apollo Management Fee Agreement

In connection with the Transactions, Apollo also entered into a management fee agreement with us which will allow Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to us from Apollo. We will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of our annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith, plus (2) any deferred fees (to the extent such fees were within such amount in clause (1) above originally. The 2007 management fee was capped at $10.5 million. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, we will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

During 2009, Realogy paid Apollo $15 million for the services rendered under this agreement during 2008. Realogy has recognized (but has not paid) $15 million of expense related to the management fee payable for services rendered during 2009.

Securityholders Agreement

Upon consummation of the Transactions, Holdings and each of its equity owners, other than management holders, entered into a securityholders agreement. The securityholders agreement generally sets forth the rights and obligations of Domus Co-Investment Holdings LLC—the co-investment entity formed for the sole purpose of owning shares of Holdings common stock on behalf of certain co-investors. The securityholders agreement provides for limited preemptive rights to the co-investors with respect to issuances of equity securities by Holdings or its subsidiaries (exercisable indirectly through the co-investment entity), certain rights and obligations with respect to the sale of shares of Holdings common stock, and certain informational rights. The securityholders agreement also provides for restrictions on the ability of Domus Co-Investment Holdings LLC to transfer its shares in Holdings, other than in connection with sales initiated by Apollo. The securityholders agreement also provides Domus Co-Investment Holdings LLC and Apollo Investment Fund VI, L.P. each with the right to appoint one director to the board of directors of Holdings and provides Apollo with the right to designate three directors to the board of directors of Holdings, in each case, for so long as such entity continues to own any shares of Holdings common stock.

Co-Investor Agreement

In addition to the securityholders agreement, the co-investors entered into a co-investor agreement that governs Domus Co-Investment Holdings LLC as well as sets forth the rights and obligations of the co-investors. The co-investor agreement provides an additional framework for the exercise of limited preemptive rights provided for in the securityholders agreement, generally prohibits transfers of interests in Domus Co-Investment Holdings LLC and provides that the co-investors will receive their pro rata portion of any proceeds received by Domus Co-Investment Holdings LLC in respect of the shares of Holdings common stock owned by Domus Co-Investment Holdings LLC . The co-investor agreement provides that Apollo Management VI, L.P. will be the managing member and in such capacity will exercise all powers of Domus Co-Investment Holdings LLC , including the right to select the co-investment entity’s designee to the Holdings board of directors and the voting of the shares of Holdings owned by the co-investment entity.

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

Other

Cendant and WEX had entered into a Tax Receivable Agreement (the “TRA”), dated February 22, 2005, among WEX, Cendant and Cendant Mobility Services Corporation (n/k/a Cartus) in connection with Cendant’s disposition of the WEX business in an initial public offering in February 2005. As a result of the initial public offering, the tax basis of WEX’s tangible and intangible assets increased to their fair market value. Pursuant to the TRA, WEX had agreed to pay Cendant 85% of tax savings related to the increased tax basis of the assets and their related amortization over a 15-year period. The actual amount of payments, if any, and the timing of receipt of any payments were variable, depending upon a number of factors, including whether WEX earned sufficient taxable income to realize the full tax benefit of the amortization of its assets. Pursuant to the Separation and Distribution Agreement, the Company acquired from Cendant the right to receive 62.5% of the payments by WEX to Cendant under the TRA.

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

On June 30, 2008, Affinion Group, Inc., a company controlled by Apollo, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. One-half of the loyalty program was deemed a contingent asset and contingent liability under the terms of the Separation Agreement, with Realogy being responsible for 62.5% of such half or 31.25% of the assets and liabilities under the entire program. Under the AAA, Affinion Group, Inc. assumed all of the liabilities and obligations of Avis Budget Group, Wyndham Worldwide and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share (31.25%) of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date, Realogy agreed to pay approximately $8 million in the aggregate, of which $2,343,750 was paid on July 1, 2008, $2,109,375 was paid on July 1, 2009 and $2,031,250 and $1,484,375 are payable on June 30, 2010 and June 30, 2011, respectively.

On September 24, 2009, we entered into a letter agreement (the “Letter Agreement”) with Apollo Management VI, L.P. (“Apollo Management”), RCIV Holdings (Luxembourg) S.à.r.l. (“RCIV”), an affiliate of Apollo Management, certain investment funds managed by Apollo Management, and Icahn Partners, L.P. and certain of its affiliates (collectively, “Icahn”). Our principal stockholders are investment funds affiliated with, or co-investment vehicles managed by, Apollo Management. Pursuant to the terms of the Letter Agreement, Icahn exchanged approximately $221 million aggregate principal amount of the Senior Toggle Notes held by it for $150 million aggregate principal amount of the Second Lien Loans. Icahn also sold the balance of the Senior Toggle Notes held by it for cash to RCIV in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loans. The transactions with Icahn closed concurrently with the closing of the Second Lien Loans.

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. During 2009, the Company recognized revenue related to these transactions of approximately $1 million in the aggregate.

Policies and Procedures for Review of Related Party Transactions

Pursuant to its written charter, our Audit Committee must review and approve all material related party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. In determining whether to approve a related party transaction, our Audit Committee will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. In December 2008, the Audit Committee approved a written policy with respect to the approval of related party transactions. Under that policy, the Audit Committee delegated to the General Counsel or Chief Financial Officer the authority to approve certain related party transactions that do not require disclosure under Item 404 of Regulation S-K as well as related party transactions with other Apollo portfolio companies, provided the consideration to be paid or received by the other Apollo portfolio companies does not exceed $2.5 million and the transaction is in the ordinary course of business.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At February 15, 2010, Apollo Management VI, L.P. beneficially owned 98.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Pricewaterhouse Coopers LLP (“PwC”) has served as the Company’s independent auditors since May 11, 2009. Deloitte & Touche LLP (“Deloitte”) served as the Company’s independent auditors from January 2008 through May 10, 2009. In addition to retaining PwC as independent auditors to audit our consolidated financial statements for 2009, we retained PwC and Deloitte, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) to provide various services during 2009. The aggregate fees (in millions) billed for professional services by PwC in 2009 and Deloitte in 2009 and 2008 were as follows:

	2009			2008
	Pricewaterhouse- Coopers LLP	Deloitte & Touche LLP (5)	Total	Deloitte & Touche LLP
Audit Fees (1)	$2.9	$0.7	$3.6	$4.8
Audit Related Fees (2)	0.2	—	0.2	0.2
Tax Fees (3)	0.1	0.4	0.5	0.8
All Other Fees (4)	0.1	—	0.1	—

Total	$3.3	$1.1	$4.4	$5.8

(1)

Represents fees for the audit of our consolidated financial statements, in the case of PwC for 2009, audit of internal controls, the review of interim financial statements included in Form 10-Qs and other attest services primarily related to financial accounting consultations, comfort letters and SEC consents, and Franchise Disclosure Document filings in various states, regulatory and statutory audits and agreed-upon procedures.

(2)	Represents fees primarily related to statutory audits not required by state or regulations and accounting consultation for contemplated transactions.
(3)	Represents fees related to tax compliance, tax consultation, tax advice and tax planning.
(4)	Represents fees related to certain information technology advisory services.
(5)	The Company incurred additional fees with Deloitte and Touche after May 11, 2009 of $1.4 million primarily related to tax services.

During 2009 and 2008, Avis Budget Group engaged Deloitte for tax and other services related to items arising under the Separation and Distribution Agreement. Realogy reimburses Avis Budget Group for 62.5% of the fees so incurred. The amount of tax and other fees reimbursed by the Company were approximately $1.9 and $0.1 million, respectively, for 2009 and approximately $1.4 million and $0.2 million for 2008, respectively. These amounts are not included in the amounts set forth in the above table.

In connection with the relocation services it provides to customers, Cartus, as an intermediary, often pays third party invoices to Deloitte and PwC at the direction of Cartus’ customers. These payments are not included in the amounts set forth in the above table.

The Company’s Audit Committee is responsible for appointing the Company’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee considers the non-audit services to be provided by the independent auditor in determining its independence.

The Audit Committee has adopted a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below. The Audit Committee also adopted a policy prohibiting the Company from hiring the independent auditor’s personnel, if such person participated in the current annual audit, or immediately preceding the annual audit of the Company’s financial statements, and is being hired in a “financial reporting oversight role” as defined by the PCAOB.

All services performed by our independent auditors were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

Except as discussed below, any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Audit Committee. The Chair will update the full Audit Committee at the next regularly scheduled meeting for any interim approvals granted.

On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date as compared to the Service List.

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2009 and 2008 or PwC during 2009 under such provision.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(A)(1) and (2)    Financial Statements

The consolidated and combined financial statements of the registrant listed in the “Index to Financial Statements” on page F-1 together with the reports of PricewaterhouseCoopers LLP and Deloitte & Touche LLP, independent auditors, are filed as part of this Annual Report.

(A)(3)    Exhibits

See Index to Exhibits.

(A)(4)    Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of February 2010.

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

Name	Title	Date

/s/ HENRY R. SILVERMAN Henry R. Silverman	Non-Executive Chairman of the Board	February 16, 2010

/s/ RICHARD A. SMITH Richard A. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2010

/s/ ANTHONY E. HULL Anthony E. Hull	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 16, 2010

/s/ DEA BENSON Dea Benson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 16, 2010

/s/ MARC E. BECKER Marc E. Becker	Director	February 16, 2010

/s/ V. ANN HAILEY V. Ann Hailey	Director	February 16, 2010

Name	Title	Date
/s/ SCOTT M. KLEINMAN Scott M. Kleinman	Director	February 16, 2010

/s/ M. ALI RASHID M. Ali Rashid	Director	February 16, 2010

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, does not intend to send to its security holders an annual report to security holders or proxy material for the year ended December 31, 2009 or with respect to any annual or other meeting of security holders.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Statements of Operations of the Successor for the year ended December 31, 2009,  December 31, 2008 and for the period from April 10, 2007 to December 31, 2007 and Consolidated Statements of Operations of the Predecessor for the period January 1, 2007 to April 9, 2007

F-4

Consolidated Balance Sheets as of December 31, 2009 and as of December 31, 2008	F-5

Consolidated Statements of Cash Flows of the Successor for the year ended December 31, 2009,  December 31, 2008 and for the period from April 10, 2007 to December 31, 2007 and Consolidated Statements of Cash Flows of the Predecessor for the period January 1, 2007 to April 9, 2007

F-6

Consolidated Statements of Equity (Deficit) of the Successor for the year ended December  31, 2009, December 31, 2008 and for the period from April 10, 2007 to December 31, 2007 and Consolidated Statements of Equity (Deficit) of the Predecessor for the period January 1, 2007 to April 9, 2007

F-8

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Realogy Corporation and its subsidiaries (the “Company”) at December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(T). Our responsibility is to express an opinion on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which noncontrolling interests are identified, presented and disclosed.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers

Florham Park, New Jersey

February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have audited the accompanying consolidated balance sheet of Realogy Corporation and subsidiaries (the “Company”), as of December 31, 2008 (successor), and the related consolidated statements of operations, equity (deficit) and cash flows for the year ended December 31, 2008 (successor), the period from April 10, 2007 to December 31, 2007 (successor) and the period from January 1, 2007 to April 9, 2007 (predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 (successor), and the results of its operations and its cash flows for the year ended December 31, 2008 (successor), the period from April 10, 2007 to December 31, 2007 (successor) and the period from January 1, 2007 to April 9, 2007 (predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 10, 2007, the Company was acquired through a merger in a business combination accounted for as a purchase.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 as of January 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which noncontrolling interests are identified, presented and disclosed.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey

February 25, 2009 (February 16, 2010 as to the effect of the noncontrolling interests as discussed in Note 2)

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Revenues
Gross commission income	$2,886	$3,483	$3,409	$1,104
Service revenue	621	737	622	216
Franchise fees	273	323	318	106
Other	152	182	123	66

Net revenues	3,932	4,725	4,472	1,492

Expenses
Commission and other agent-related costs	1,850	2,275	2,272	726
Operating	1,263	1,607	1,329	489
Marketing	161	207	182	84
General and administrative	250	236	180	123
Former parent legacy costs (benefit), net	(34)	(20)	27	(19)
Separation costs	—	—	4	2
Restructuring costs	70	58	35	1
Merger costs	1	2	24	80
Impairment of intangible assets, goodwill and investments in unconsolidated entities	—	1,789	667	—
Depreciation and amortization	194	219	502	37
Interest expense/(income), net	583	624	486	37
Gain on extinguishment of debt	(75)	—	—	—
Other (income)/expense, net	3	(9)	—	—

Total expenses	4,266	6,988	5,708	1,560

Loss before income taxes, equity in earnings and noncontrolling interests	(334)	(2,263)	(1,236)	(68)
Income tax benefit	(50)	(380)	(439)	(23)
Equity in (earnings) losses of unconsolidated entities	(24)	28	(2)	(1)

Net loss	(260)	(1,911)	(795)	(44)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(2)	—

Net loss attributable to Realogy	$(262)	$(1,912)	$(797)	$(44)

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$255	$437
Trade receivables (net of allowance for doubtful accounts of $66 and $46)	102	140
Relocation receivables	334	765
Relocation properties held for sale	—	22
Deferred income taxes	85	92
Due from former parent	3	3
Other current assets	95	112

Total current assets	874	1,571

Property and equipment, net	211	276
Goodwill	2,577	2,572
Trademarks	732	732
Franchise agreements, net	2,976	3,043
Other intangibles, net	453	480
Other non-current assets	218	238

Total assets	$8,041	$8,912

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96	$133
Securitization obligations	305	703
Due to former parent	505	554
Revolving credit facility and current portion of long-term debt	32	547
Accrued expenses and other current liabilities	502	513

Total current liabilities	1,440	2,450

Long-term debt	6,674	6,213
Deferred income taxes	760	826
Other non-current liabilities	148	163

Total liabilities	9,022	9,652

Commitments and contingencies (Notes 13 and 14)

Equity (deficit):
Common stock	—	—
Additional paid-in capital	2,020	2,013
Accumulated deficit	(2,971)	(2,709)
Accumulated other comprehensive loss	(32)	(46)

Total Realogy stockholder’s deficit	(983)	(742)

Noncontrolling interests	2	2

Total equity (deficit)	(981)	(740)

Total liabilities and equity (deficit)	$8,041	$8,912

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Operating Activities
Net loss	$(260)	$(1,911)	$(795)	$(44)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194	219	502	37
Deferred income taxes	(59)	(380)	(455)	(20)
Merger costs related to employee equity awards	—	—	—	56
Impairment of intangible assets, goodwill and investments in unconsolidated entities	—	1,789	667	—
Amortization and write-off of deferred financing costs and discount on unsecured notes	29	30	33	4
Gain on extinguishment of debt	(75)	—	(3)	—
Gain on disposition of unconsolidated entities	—	(5)	—	—
Equity in (earnings) losses of unconsolidated entities	(24)	28	(2)	(1)
Other adjustments to net loss	43	20	5	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	40	(18)	16	(26)
Relocation receivables	442	190	(155)	109
Relocation properties held for sale	22	161	(33)	35
Other assets	19	45	20	(65)
Accounts payable, accrued expenses and other current liabilities	26	(57)	187	5
Litigation settlement proceeds	—	—	80	—
Due (to) from former parent	(48)	(7)	39	15
Other, net	(8)	5	3	2

Net cash provided by operating activities	341	109	109	107

Investing Activities
Property and equipment additions	(40)	(52)	(71)	(31)
Acquisition of Realogy	—	—	(6,761)	—
Net assets acquired (net of cash acquired) and acquisition-related payments	(5)	(12)	(34)	(22)
Proceeds from sale of preferred stock and warrants	—	—	—	22
Proceeds from the sale of property and equipment	—	7	—	—
Proceeds related to corporate aircraft sale leaseback and termination	—	12	21	—
Proceeds from the sale of a joint venture	—	12	—	—
Investment in unconsolidated entities	—	(4)	(2)	—
Purchase of marketable securities	—	—	(12)	—
Change in restricted cash	(2)	10	8	(9)
Other, net	—	4	(2)	—

Net cash used in investing activities	$(47)	$(23)	$(6,853)	$(40)

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Financing Activities
Net change in revolving credit facility	$(515)	$515	$—	$—
Proceeds from issuance of Second Lien Loans	500	—	—	—
Repayments made on term loan credit facility	(32)	(32)	(16)	—
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—
Net change in securitization obligations	(410)	(258)	110	21
Proceeds from new term loan credit facility and issuance of unsecured notes	—	—	6,252	—
Repayment of predecessor term loan facility	—	—	(600)	—
Repurchase of 2006 Senior Notes, net of discount	—	—	(1,197)	—
Repayment of prior securitization obligations	—	—	(914)	—
Proceeds from new securitization obligations	—	—	903
Proceeds from issuances of common stock for equity awards	—	—	—	36
Debt issuance costs	(11)	—	(157)	—
Investment by affiliates of Apollo, co-investors and management	—	—	1,999	—
Other, net	(11)	(16)	(12)	5

Net cash (used in) provided by financing activities	(479)	199	6,368	62
Effect of changes in exchange rates on cash and cash equivalents	3	(1)	1	—

Net increase (decrease) in cash and cash equivalents	(182)	284	(375)	129
Cash and cash equivalents, beginning of period	437	153	528	399

Cash and cash equivalents, end of period	$255	$437	$153	$528

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$487	$635	$408	$25
Income tax payments (refunds), net	6	—	7	(26)

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

	Realogy Stockholders Equity								Non- controlling Interests	Total Equity
	Common Stock		Additional Paid-In Capital	Parent Company’s Net Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock

	Shares	Amount					Shares	Amount
Predecessor
Balance at January 1, 2007	216.2	$2	$2,384	$—	$133	$(18)	0.8	$(18)	$3	$2,486
Cumulative effect of adoption of FASB ASC 740	—	—	—	—	(13)	—	—	—	—	(13)
Comprehensive income (loss):
Net loss	—	—	—	—	(44)	—	—	—	—
Currency translation adjustment, net of tax expense of $1	—	—	—	—	—	(1)	—	—	—
Total comprehensive income (loss)										(45)
Exercise of stock options	1.6	—	35	—	—	—	—	—	—	35
Stock-based compensation expense due to accelerated vesting	—	—	56	—	—	—	—	—	—	56
Stock-based compensation expense related to Realogy’s awards	—	—	5	—		—	—	—	—	5
Forgiveness of Cendant intercompany balance	—	—	3	—	—	—	—	—	—	3
Distribution received from Cendant related to Travelport sale	—	—	5	—	—	—	—	—	—	5
Dividends	—	—	—	—	—	—	—	—	(1)	(1)

Balance at April 9, 2007	217.8	$2	$2,488	$—	$76	$(19)	0.8	$(18)	$2	$2,531

REALOGY CORPORATION AND THE PREDECESSOR

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (CONT’D)

(In millions)

	Realogy Stockholder’s Equity					Non- controlling Interests	Total Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss

	Shares	Amount
Successor
Balance at April 10, 2007	—	$—	$—	$—	$—	$2	$2
Capital contribution from affiliates of Apollo, co-investors and management	—	—	2,001	—	—	—	2,001
Comprehensive loss:
Net income (loss)	—	—	—	(797)	—	2
Currency translation adjustment, net of tax benefit of less than $1	—	—	—	—	1	—
Unrealized loss on cash flow hedges, net of tax benefit of $7	—	—	—	—	(12)	—
Additional minimum pension liability, net of tax expense of $1	—	—	—	—	2	—
Total comprehensive loss	—	—	—	—	—	—	(804)
Stock-based compensation related to Holdings awards	—	—	5	—	—	—	5
Dividends	—	—	—	—	—	(1)	(1)

Balance at December 31, 2007	—	$—	$2,006	$(797)	$(9)	$3	$1,203
Comprehensive loss:
Net income (loss)	—	—	—	(1,912)	—	1
Currency translation adjustment, net of tax expense of less than $1	—	—	—	—	(8)	—
Unrealized loss on cash flow hedges, net of tax benefit of $8	—	—	—	—	(11)	—
Additional minimum pension liability, net of tax benefit of $12	—	—	—	—	(18)	—
Total comprehensive loss	—	—	—	—	—	—	(1,948)
Stock-based compensation related to Holdings awards	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)

Balance at December 31, 2008	—	$—	$2,013	$(2,709)	$(46)	$2	$(740)
Comprehensive loss:
Net income (loss)	—	$—	$—	$(262)	$—	$2
Currency translation adjustment, net of tax benefit of $4	—	—	—	—	7	—
Unrealized gain on cash flow hedges, net of tax expense of $5	—	—	—	—	8	—
Additional minimum pension liability, net of tax benefit of $1	—	—	—	—	(1)	—
Total comprehensive loss	—	—	—	—	—	—	(246)
Stock-based compensation related to Holdings awards	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)

Balance at December 31, 2009	—	$—	$2,020	$(2,971)	$(32)	$2	$(981)

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION AND THE PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred indebtedness in connection with the Merger which included borrowings under our senior secured credit facility, issuance of unsecured notes, an equity contribution and cash on hand. See Note 8 “Short and Long-Term Debt” for additional information on the indebtedness incurred related to the Merger and for additional information related to the Company’s senior secured leverage ratio that it is required to maintain. The equity contribution to the Company of $2,001 million was made by investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity. The Company also refinanced the credit facilities covering the relocation securitization facilities (“the Securitization Facilities Refinancing”). The term “Transactions” refer to, collectively, (1) the Merger, (2) the offering of the unsecured notes, (3) the initial borrowings under the senior secured credit facility, including the synthetic letter of credit facility, (4) the equity investment, and (5) the Securitization Facilities Refinancings.

The aggregate consideration paid in the Merger was allocated based on the fair value of the acquired assets and liabilities as of the acquisition date. The fair value adjustments (i) increased the carrying value of certain of the assets and liabilities, (ii) established or increased the carrying value of intangible assets for the tradenames, customer relationships, franchise agreements, and pendings and listings, and (iii) revalued the long-term benefit plan obligations and insurance obligations, among other things.

Although Realogy continues as the same legal entity after the Merger, the consolidated financial statements for 2007 are presented for two periods: January 1, 2007 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10, 2007 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The results of the Successor are not comparable to the results of the Predecessor due to the new basis of the assets acquired and liabilities assumed as a result of applying purchase accounting.

The accompanying consolidated financial statements of the Company and its Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of December 31, 2009, we had approximately 14,500 franchised and company owned offices and 262,000 sales associates operating under our brands in the U.S. and 92 other countries and territories around the world, which included approximately 760 of our company owned and operated brokerage offices with approximately 46,000 sales associates.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names. In addition, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties.

•

Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training, and group move management services.

•

Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. At September 30, 2009, the ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined in Note 8, “Short and Long-Term Debt”, stepped down to 5.0 to 1 and will step down to 4.75 to 1 at March 31, 2011 and thereafter. At December 31, 2009, the Company was in compliance with the senior secured leverage covenant.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage or other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as our ability to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital.

If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default through an equity cure permitted thereunder, there would be an “event of default” under the senior secured credit agreement. See Note 8, “Short and Long-Term Debt” for a description of the consequences of an event of default.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The Company consolidates a Variable Interest Entity (“VIE”) for which it is the primary beneficiary. Also, the Company consolidates an entity not deemed a VIE if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company uses the cost method for all other investments.

USE OF ESTIMATES

In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.

REVENUE RECOGNITION

Real Estate Franchise Services

The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services, tools and systems to franchisees, which include national and local advertising programs, listing and agent-recruitment tools, training and volume purchasing discounts through the Company’s preferred vendor program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund advertising campaigns on behalf of its franchisees. In arrangements under which the Company does not serve as an agent in coordinating advertising campaigns, marketing revenues are accrued as the revenue is earned, which occurs as related marketing expenses are incurred. The Company does not recognize revenues or expenses in connection with marketing fees it collects under arrangements in which it functions as an agent on behalf of its franchisees.

Company Owned Real Estate Brokerage Services

As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., purchase or sale of a home), which are referred to as gross commission income. The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as commission and other agent-related costs line item on the accompanying Consolidated Statements of Operations.

Relocation Services

The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue as services are provided, except for limited instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home. In such cases, revenues are recorded as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. However, there are limited instances in which the Company assumes the risk of loss. When the risk of loss is assumed, the Company records the value of the home on its Consolidated Balance Sheets within the relocation properties held for sale line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated Statements of Operations and the gain or loss was not material for any period presented. The aggregate selling price of such homes was $45 million for the year ended December 31, 2009, $571 million for the year ended December 31, 2008, $532 million for the period April 10, 2007 through December 31, 2007 and $250 million for the period January 1, 2007 through April 9, 2007.

Additionally, the Company generally earns interest income on the funds it advances on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the securitization obligations) in the accompanying Consolidated Statements of Operations. The Company also earns referral revenue from real estate brokers, which is recognized at the time the underlying property closes, and revenues from other third-party service providers where the Company earns a referral fee or commission, which is recognized at the time of completion of services.

Title and Settlement Services

The Company provides title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. The Company also owns an underwriter of title insurance. For independent title agents, our underwriter recognizes policy premium revenue on a gross basis (before deduction of agent commission) upon notice of policy issuance from the agent. For affiliated title agents, our underwriter recognizes the incremental policy premium revenue upon the effective date of the title policy as the agent commission revenue is already recognized by the affiliated title agent.

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

ADVERTISING EXPENSES

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately

$161 million for the year ended December 31, 2009, $191 million for the year ended December 31, 2008, $172 million for the period April 10, 2007 through December 31, 2007 and $69 million for the period January 1, 2007 through April 9, 2007.

INCOME TAXES

The Company’s operations were included in the consolidated federal tax return of Cendant up to the date of Separation. In addition, the Company filed consolidated and unitary state income tax returns with Cendant in jurisdictions where required or permitted. The income taxes associated with the Company’s inclusion in Cendant’s consolidated federal and state income tax returns are included in the due to former parent, net line item on the accompanying Consolidated Balance Sheets.

The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company. Certain tax assets and liabilities of the Company may be adjusted in connection with the finalization of income tax audits.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax balances will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. However, if the valuation allowance was adjusted in connection with an acquisition, such adjustment had historically been recorded through goodwill rather than the provision for income taxes. With the adoption of the FASB’s revised guidance related to business combinations on January 1, 2009, these adjustments are included in the income tax provision.

The Company does not provide for income taxes for foreign currency translation adjustments related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

On January 1, 2007, the Company adopted the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of this guidance on January 1, 2007 resulted in a $13 million increase in the liability for unrecognized tax benefits including associated accrued interest and penalties and a corresponding decrease in retained earnings. See Note 10 “Income Taxes” for additional information.

CASH AND CASH EQUIVALENTS

The Company considers highly-liquid investments with remaining maturities not exceeding three months at the date of purchase to be cash equivalents.

RESTRICTED CASH

Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $13 million and $11 million at December 31, 2009 and 2008, respectively and are primarily included within other current assets on the Company’s Consolidated Balance Sheets.

DERIVATIVE INSTRUMENTS

The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

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

On May 1, 2007, the Company entered into several floating to fixed interest rate swaps with varying expiration dates to hedge the variability in cash flows resulting from the term loan facility. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy.

INVESTMENTS

At December 31, 2009 and 2008, the Company had various equity method investments aggregating $45 million and $30 million, respectively, which are primarily recorded within other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, LLC (“PHH Home Loans”), a mortgage origination venture formed in 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $39 million at December 31, 2009. See Note 13, “Separation Adjustments, Transactions with Former Parent and Subsidiaries and Related Parties” for a more detailed description of the Company’s relationship with PHH Home Loans.

In 2008, the Company recorded impairment charges of $50 million related to its equity method investments as a result of lower long-term financial forecasts and a higher weighted average cost of capital.

PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are initially recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are 30 years for buildings, up to 20 years for leasehold improvements, and from 3 to 7 years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 8 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $85 million and $108 million at December 31, 2009 and 2008, respectively.

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. Each of the Company’s operating segments represents a reporting unit.

The Company assesses goodwill for such impairment by first comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. If the fair value is less than the carrying value, then we would perform a second test for that reporting unit to determine the amount of impairment loss, if any. The Company determines the fair value of its reporting units utilizing our best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that it believes marketplace participants would utilize, including discount rates, cost of capital, and long term growth rates. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value.

During the fourth quarter of 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. Based upon the analysis performed, there was no impairment for 2009. Management has evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

During the fourth quarter of 2008, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $1,739 million ($1,523 million net of income tax benefit). The impairment is the result of the worsening macro-economic factors during 2008, particularly during the fourth quarter of 2008 with the rapid decline in the health of financial institutions, the related tightening of the credit markets and the deepening recession, and increasing levels of unemployment. The impairment charge was recorded on a separate line in the accompanying consolidated statements of operations and was non-cash in nature. Also in 2008, the Company recorded impairment charges of $50 million related to investments in unconsolidated entities as a result of lower long-term financial forecasts and a higher weighted average cost of capital.

During the fourth quarter of 2007, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $667 million ($445 million net of income tax benefit). The impairment was the result of the downturn in the residential real estate market in 2007 which resulted in reduced short-term financial projections.

The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2009, 2008 or 2007.

SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions in 2009 included the Company’s election to satisfy the interest payment obligation by issuing $57 million of Senior Toggle Notes which resulted in a non-cash transfer between accrued interest and long-term debt.

Significant non-cash transactions in 2008 included the sale of the corporate aircraft, which resulted in the termination of a capital lease for $26 million. Also in 2008, the Company elected to satisfy the interest payment obligation by issuing $32 million of Senior Toggle Notes which resulted in a non-cash transfer between accrued interest and long-term debt.

Significant non-cash transactions in 2007 included a sale leaseback arrangement related to the corporate aircraft. The transaction was classified as a capital lease and, therefore, the present value of the minimum lease payments of $28 million was recorded as an asset and liability in the Consolidated Balance Sheets.

STOCK-BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to estimate the fair value of time vested stock appreciation rights (“SARs”) and options and a lattice based valuation model to estimate the fair value of performance based awards on the date of grant which requires certain estimates by management including the expected volatility and expected term of the SAR or option. Management also makes decisions regarding the risk-free interest rate used in the models and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Consolidated Statements of Operations ratably over the vesting period. The Company expects to issue new shares to satisfy share option exercises.

FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the fair value measurement guidance issued by the FASB. The guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of the guidance did not have a material impact on the Company’s fair value measurements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification was effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidelines in the Codification effective July 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

The Company adopted, on January 1, 2009, the FASB’s new guidance on business combinations which revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, as well as contingencies, noncontrolling interests, and goodwill acquired in a business combination and changed the accounting for deferred tax asset valuation allowances and uncertain tax positions after the acquisition date. The new guidance also expands required disclosures surrounding the nature and financial effects of business combinations. The Company has not entered into any material business combinations since the adoption of the guidance. If the Company does enter into a material business combination, the transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s past acquisitions accounted for under previous GAAP requirements.

Effective January 1, 2009, the Company adopted the FASB’s new guidance on noncontrolling interests which established requirements for ownership interests in subsidiaries held by parties other than the Company (“noncontrolling interest”) be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests not involving a change in control are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The presentation and disclosure requirements in the guidance were applied retrospectively to comparative financial statements. As a result of the implementation of this standard, the Company reclassified $2 million, $3 million, $2 million, and $3 million from Other Non-current Liabilities to a separate Noncontrolling Interests line in the Equity section of the Consolidated Balance Sheet as of December 31, 2008 and 2007, April 10, 2007 and January 1, 2007, respectively. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and it did not affect our cash flows.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance was effective for fiscal years beginning after November 15, 2008; therefore, the Company adopted the guidance on January 1, 2009. See additional disclosures in Note 16, “Risk Management and Fair Value of Financial Instruments” under the heading “Derivative Instruments”.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance expands the fair value disclosures required for all financial instruments under previous fair value guidance to interim periods for publicly traded entities. It also requires entities to disclose the method and significant assumptions used to estimate the fair value on an interim basis. The guidance is effective prospectively for interim reporting periods ended after June 15, 2009. The Company adopted the expanded disclosure requirements under this guidance for the period ended June 30, 2009. See additional disclosures in Note 16, “Risk Management and Fair Value of Financial Instruments”.

In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance enhances the annual disclosure about plan assets by requiring the nature and amount of concentrations of risk, fair value measurement similar to fair value requirements, significant investment strategies, and increased asset categories. The guidance is effective prospectively for fiscal years ending after December 15, 2009. The Company adopted the expanded disclosure requirements under this guidance for the year ended December 31, 2009. See additional disclosures in Note 9, “Employee Benefit Plans”.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The new guidance (1) eliminates the concept of qualifying special purpose entities, which will likely result in many transferors consolidating such entities; (2) provides a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; and (4) requires extensive new disclosures. The guidance is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The Company adopted the new guidance beginning January 1, 2010 and the guidance will not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the determination of whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform a qualitative analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE. Under the new guidance, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires ongoing assessments of whether the reporting entity is the primary beneficiary of a VIE to consolidate, requires enhanced disclosures and eliminates the scope exclusion for qualifying special purpose entities. The new guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company adopted the guidance beginning January 1, 2010 and the guidance will not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosures for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

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

2009 ACQUISITIONS

During the year ended December 31, 2009, the Company acquired seven real estate brokerage operations through its wholly-owned subsidiary, NRT, for a total consideration of approximately $4 million, which includes estimated future earnout payments of approximately $3 million, which resulted in goodwill of $4 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

None of the 2009 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

2008 ACQUISITIONS

During the year ended December 31, 2008, the Company acquired six real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $3 million of cash, in the aggregate, which resulted in goodwill of $2 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

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

In October 2007, the Company entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith Corporation (“Meredith”). The Company is building a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between us and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal term for another 50 years at our option. The agreement has an initial fee of $3 million and ongoing licensing fees, subject to minimum payment requirements, based upon the royalties that Realogy earns from franchising the Better Homes and Gardens Real Estate brand. The minimum annual licensing fee began in 2009 with $0.5 million and increases to $4 million by 2015 and generally remains the same thereafter throughout the end of the agreement.

None of the 2007 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Goodwill balance as of April 10, 2007	$2,256	$762	$630	$399	$4,047
Goodwill acquired	4	4	—	1	9
2007 Impairment	—	—	(34)	(83)	(117)

Balance at December 31, 2007	2,260	766	596	317	3,939
Goodwill acquired and purchase accounting adjustments (a)	5	(8)	(5)	(4)	(12)
2008 Impairment	(709)	(158)	(247)	(241)	(1,355)

Balance at December 31, 2008	1,556	600	344	72	2,572
Goodwill acquired	—	4	—	1	5

Balance at December 31, 2009	$1,556	$604	$344	$73	$2,577

Goodwill and accumulated impairment summary
Goodwill	$2,265	$762	$625	$397	$4,049
Accumulated impairment losses	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2009	$1,556	$604	$344	$73	$2,577

(a)	Represents $13 million of fair value adjustments related to the merger with affiliates of Apollo Management, L.P. that was consummated on April 10, 2007, offset by less then $2 million for acquisitions of real estate brokerages by NRT.

During the fourth quarter of 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in no impairment charge.

During the fourth quarter of 2008, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $1,739 million ($1,523 million net of income tax benefit). The impairment charge reduced intangible assets by $384 million and reduced goodwill by $1,355 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $162 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $289 million. The impairment was the result of the worsening macro-economic climate which adversely affected the Company’s operations and negatively impacted the Company’s financial projections.

During the fourth quarter of 2007, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in an impairment charge of $667 million ($445 million net of income tax benefit). The impairment charge reduced intangible assets by $550 million and reduced goodwill by $117 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million. The impairment was the result of the downturn in the residential real estate market in 2007 which resulted in reduced short-term financial projections.

Intangible assets, excluding goodwill, consist of the following:

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements (a)	$2,019	$188	$1,831	$2,019	$121	$1,898
Unamortizable—Franchise agreement (b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$188	$2,976	$3,164	$121	$3,043

Unamortizable—Trademarks (c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements (d)	$45	$3	$42	$45	$2	$43
Amortizable—Pendings and listings (e)	1	1	—	2	2	—
Amortizable—Customer relationships (f)	467	70	397	467	45	422
Unamortizable—Title plant shares (g)	10	—	10	10	—	10
Amortizable—Other (h)	7	3	4	7	2	5

Total Other Intangibles	$530	$77	$453	$531	$51	$480

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreements).
(e)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).
(f)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 10 to 20 years.

(g)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. We expect to generate future cash flows for an indefinite period of time.
(h)	Generally amortized over periods ranging from 5 to 10 years.

Intangible asset amortization expense is as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Franchise agreements	$67	$67	$54	$5
License agreement	1	1	1	—
Pendings and listings	1	1	339	—
Customer relationships	25	26	20	—
Other	1	2	1	1

Total	$95	$97	$415	$6

Based on the Company’s amortizable intangible assets as of December 31, 2009, the Company expects related amortization expense to be approximately $94 million, $94 million, $94 million, $94 million, $94 million and $1,804 million in 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES

Franchise fee revenue includes initial franchise fees of $2 million, $3 million, $4 million and $2 million for the year ended December 31, 2009, December 31, 2008, the period April 10, 2007 through December 31, 2007 and the period January 1, 2007 through April 9, 2007, respectively, and are net of annual volume incentives of $25 million, $34 million, $39 million and $13 million, respectively, provided to real estate franchisees. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of commission income earned and paid during a calendar year. Each brand has several different annual incentive schedules currently in effect.

The Company’s wholly-owned real estate brokerage services segment, NRT, continues to pay royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation and, therefore, not reflected above. NRT paid royalties to the Real Estate Franchise Services segment of $202 million for the year ended December 31, 2009, $237 million for the year ended December 31, 2008, $225 million during the period April 10, 2007 through December 31, 2007 and $74 million for the period January 1, 2007 through April 9, 2007.

Marketing fees are paid by the Company’s real estate franchisees and are calculated based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees approximated $43 million, $54 million, $38 million, and $27 million for the year ended December 31, 2009, December 31, 2008, the period April 10, 2007 through December 31, 2007 and the period January 1, 2007 through April 9, 2007, respectively, and are recorded within Other revenues on the accompanying Consolidated Statements of Operations. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.

The number of franchised and company owned outlets in operation are as follows:

	(Unaudited)
	As of December 31,
	2009	2008	2007
Franchised:
Century 21®	7,711	8,501	8,321
ERA®	2,621	2,762	2,922
Coldwell Banker®	2,648	2,786	2,878
Coldwell Banker Commercial®	212	226	219
Sotheby’s International Realty®	470	480	423
Better Homes and Gardens® Real Estate	103	39	—

	13,765	14,794	14,763

Company Owned:
ERA®	11	28	28
Coldwell Banker®	676	722	816
Sotheby’s International Realty®	36	44	50
Corcoran®/Other	35	41	45

	758	835	939

The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited)
	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1, Through April 9, 2007
Franchised:
Beginning balance	14,794	14,763	14,778	14,887
Additions	452	1,327	572	169
Terminations	(1,481)	(1,296)	(587)	(278)

Ending balance	13,765	14,794	14,763	14,778

Company Owned:
Beginning balance	835	939	996	1,004
Additions	7	5	11	7
Closures	(84)	(109)	(68)	(15)

Ending balance	758	835	939	996

As of December 31, 2009, there were an insignificant amount of applications awaiting approval for execution of new franchise agreements. Additionally, as of December 31, 2009, there were an insignificant number of franchise agreements pending termination.

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands or in franchise expansion, the Company may also, at its discretion, provide conversion notes to franchisees who are either new or who are expanding their operations. Prior to 2009, the Company issued development advance notes. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes, and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts (typically nine years). Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $78 million, net of $28 million of reserves, and $79 million, net of $24 million of reserves, at December 31, 2009 and 2008, respectively. These notes are principally classified within Other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded an income statement charge related to the forgiveness of these notes of $13 million, $16 million, $11 million and less than $1 million for the years ended December 31, 2009, December 31, 2008, the period April 10, 2007 through December 31, 2007 and the period January 1, 2007 through April 9, 2007, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of December 31, consisted of:

	2009	2008
Furniture, fixtures and equipment	$167	$163
Capitalized software	174	173
Building and leasehold improvements	121	124
Land	4	3

	466	463
Less: accumulated depreciation and amortization	(255)	(187)

	$211	$276

The Company recorded depreciation and amortization expense related to property and equipment of $99 million, $122 million, $87 million and $31 million for the years ended December 31, 2009, December 31, 2008, the period April 10, 2007 through December 31, 2007 and the period January 1, 2007 through April 9, 2007 respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2009	2008
Accrued payroll and related employee costs	$78	$94
Accrued volume incentives	18	22
Accrued commissions	19	27
Restructuring accruals	47	37
Deferred income	64	80
Accrued interest	125	120
Other	151	133

	$502	$513

8.	SHORT AND LONG-TERM DEBT

As of December 31, total debt is as follows:

	2009	2008
Senior Secured Credit Facility
Revolving Credit Facility	$—	$515
Term Loan Facility	3,091	3,123
Second Lien Loans	650	—
Fixed Rate Senior Notes (1)	1,686	1,683
Senior Toggle Notes (2)	416	577
Senior Subordinated Notes (3)	863	862
Securitization Obligations:
Apple Ridge Funding LLC	281	537
Kenosia Funding LLC	—	20
U.K. Relocation Receivables Funding Limited	24	146

	$7,011	$7,463

(1)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $14 million.
(2)	Consists of $419 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million.
(3)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $12 million.

2006 SENIOR NOTES (REPAID IN 2007)

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

In the third and fourth quarters of 2007, the Company purchased the remaining $197 million principal amount of 2006 Senior Notes in privately negotiated transactions utilizing the senior secured credit facility to pay related interest and fees. These purchases resulted in a gain on debt extinguishment of $3 million and a write off of deferred financing costs of $7 million. These amounts are recorded in interest expense in the Consolidated Statements of Operations for the year ended December 31, 2007.

SENIOR SECURED CREDIT FACILITY

In connection with the closing of the Merger on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility.

Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0% or (b) the higher of the Federal Funds Effective Rate plus 0.5% or JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0%. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date.

The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to reductions based on the attainment of certain leverage ratios.

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility for which the Company pays 300 basis points in interest on amounts utilized. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced to $518 million on December 31, 2008 and to $512 million at December 31, 2009. In April 2007, the synthetic letter of credit facility was used to post a $500 million letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. As a result of the reduced letter of credit with Avis Budget Group, the Company moved a portion of the outstanding letters of credit under the revolving credit facility to the synthetic letter of credit facility in order to increase the borrowing capacity under the revolving credit facility.

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

On September 28, 2009, the Company incurred $515 million of second lien term loans under the incremental loan (accordion) feature of the senior secured credit facility (the “Second Lien Loans”). On October 9, 2009, the Company incurred an additional $135 million of Second Lien Loans on a delayed draw basis. The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears with the first interest payment payable on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

The proceeds from the Second Lien Loans were used to (1) reduce borrowings under our $750 million revolving credit facility and for working capital, and (2) exchange approximately $221 million of the Senior Toggle Notes for $150 million of Second Lien Loans pursuant to the “Senior Toggle Note Exchange” described below.

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at December 31, 2009. The ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans or the Unsecured Notes (as defined below). EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant. At December 31, 2009, the Company was in compliance with the senior secured leverage ratio. See “Financial Conditions, Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

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

In order to comply with the senior secured leverage ratio for the twelve-month periods ending March 31, June 30, September 30 and December 31, 2010 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macro-economic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as our ability to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital.

If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure permitted thereunder, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

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

The Fixed Rate Senior Notes mature on April 15, 2014 and bear interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 and October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. After October 15, 2011, the Company is required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes will accrue at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes will accrue at the Cash Interest rate per annum plus 0.75%. In the absence of an election for any interest period, interest on the Senior Toggle Notes shall be payable according to the method of payment for the previous interest period.

Beginning with the interest period which ended October 2008, the Company elected to satisfy the interest payment obligation by issuing additional Senior Toggle Notes. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011 and giving effect to the Senior Toggle Note Exchange discussed below, the Company would be required to repay approximately $132 million in April 2012 in accordance with the indenture governing the Senior Toggle Notes.

The Senior Subordinated Notes mature on April 15, 2015 and bear interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

The Company’s Unsecured Notes contain various covenants that limit the Company’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or to make other payments to the Company;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of the Company’s assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and debt that is junior in right of payment to the Unsecured Notes.

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

Debt Repurchases

On February 15, 2010, Apollo advised the Company that, through one of its affiliates, it owns approximately $995 million in aggregate principal amount of Unsecured Notes.

Senior Toggle Note Exchange

On September 24, 2009, we and certain affiliates of Apollo entered into an agreement with a third party pursuant to which we exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million aggregate principal amount of Second Lien Loans. The third party also sold the balance of the Senior Toggle Notes it held for cash to an affiliate of Apollo in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loan transaction. The transaction with the third party closed concurrently with the initial closing of the Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $364 million of underlying relocation receivables and other related relocation assets at December 31, 2009 and $845 million of underlying relocation receivables, relocation properties held for sale and other related relocation assets at December 31, 2008. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $12 million for the year ended December 31, 2009, $46 million for the year ended December 31, 2008, $46 million for the period April 10, 2007 through December 31, 2007 and $13 million for the period January 1, 2007 through April 9, 2007. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.3%, 4.9% and 6.4% for the years ended December 31, 2009, 2008 and 2007, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term expiring in April 2012. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset-backed commercial paper program is guaranteed by the sponsoring financial institution. This program is subject to termination at the end of the five-year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, the Unsecured Notes and other material indebtedness. Given the current economic conditions, there is an associated risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750,000 in any one month or $1.5 million in any trailing 12-month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

On June 18, 2009, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $200 million to $650 million.

U.K. Relocation Funding Limited

The U.K. Relocation Funding Limited securitization program is a revolving program with a five-year term expiring in April 2011. This program is subject to termination at the end of the five-year agreement and would amortize if not renewed. This program has restrictive covenants, including those relating to financial reporting, mergers and change of control, and events of default. The events of default include non-payment of the indebtedness and cross defaults under the senior secured credit facility, Unsecured Notes and other material indebtedness. Upon an event of default, the lending institution may amortize the indebtedness under the facility and terminate the program.

On May 12, 2008, the Company amended the U.K. Relocation Receivables Funding Limited securitization principally to include the following provisions: 1) to grant the bank a security interest in the relocation and related assets; 2) to allow funding through a commercial paper program guaranteed by the financial institution; and 3) to add servicer defaults and to modify the maximum advance rate levels, in each case tied to the performance of the underlying asset base.

In October 2009, the Company elected to reduce the available capacity of the securitization facility from 100 million pounds sterling to 50 million pounds sterling and shorten the term to expire in April 2011.

Kenosia Funding LLC

On January 15, 2009, the Company terminated the Kenosia securitization program in its entirety, repaying the $20 million principal balance then outstanding under the facility. Historically, the Kenosia Funding LLC securitization program was utilized to finance the purchase of at-risk homes and other assets related to those relocations under its fixed fee relocation contracts with certain U.S. government and corporate clients.

SHORT-TERM BORROWING FACILITIES

Within the Company’s Title and Settlement Services and Company Owned Real Estate Brokerage operations, the Company acts as an escrow agent for numerous customers. As an escrow agent, the Company receives money from customers to hold on a short-term basis until certain conditions of the homesale transaction are satisfied. The Company does not have access to these escrow funds for its use and these escrow funds are not assets of the Company. However, because we have such funds concentrated in a few financial institutions, we have historically been able to obtain short-term borrowing facilities that as of January 1, 2009 provided for borrowings of up to $175 million. Based upon the significant decrease in investment return rates in late 2008, the Company did not engage in these short-term borrowings in 2009.

Prior to the decline in interest rates, the Company invested such borrowings in high quality short-term liquid investments. Any outstanding borrowings under these facilities were callable by the lenders at any time and the Company bore the risk of loss on these borrowings. These facilities are renewable annually and are not available for general corporate purposes. Net amounts earned under these arrangements approximated $4 million for the year ended December 31, 2008, compared to $8 million for the period April 10, 2007 through December 31, 2007, and $3 million for the period January 1, 2007 through April 9, 2007. These amounts are recorded within net revenue in the accompanying Consolidated Statements of Operations as they are part of the major ongoing operations of the business. There were no outstanding borrowings under these facilities at December 31, 2009 or December 31, 2008.

AVAILABLE CAPACITY

As of December 31, 2009, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$—	$731
Term loan facility (2)	October 2013	3,091	3,091	—
Second Lien Loans	October 2017	650	650	—
Fixed Rate Senior Notes (3)	April 2014	1,700	1,686	—
Senior Toggle Notes (4)	April 2014	419	416	—
Senior Subordinated Notes (5)	April 2015	875	863	—
Securitization obligations:
Apple Ridge Funding LLC (6)	April 2012	650	281	369
U.K. Relocation Receivables Funding Limited (6)	April 2011	80	24	56

		$8,215	$7,011	$1,156

(1)	The available capacity under this facility was reduced by $19 million of outstanding letters of credit at December 31, 2009.

(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.29% at December 31, 2009.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $14 million.
(4)	Consists of $419 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $12 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

DEBT MATURITIES

Aggregate maturities of debt, excluding $305 million of securitization obligations, are as follows:

Year	Amount
2010	$32
2011	32
2012	31
2013	2,996
2014	2,102
Thereafter	1,513

Total debt	6,706
Less: Current portion of long-term debt	32

Long-term debt	$6,674

9.	EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

To facilitate the separation from Cendant, a new defined benefit pension plan was created which assumed the assets and liabilities of employees of the real estate services businesses of Cendant. At December 31, 2009 and 2008, the accumulated benefit obligation of this plan was $125 million and $116 million, respectively, and the fair value of the plan assets were $86 million and $80 million, respectively, resulting in an unfunded accumulated benefit obligation of $39 million and $36 million, respectively, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as the majority of the employees participating in this plan are no longer accruing benefits.

The following tables show the changes in benefit obligation and plan assets for the defined benefit pension plan during the years ended:

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$116	$114
Interest cost	7	7
Actuarial (gain) loss	9	1
Net benefits paid	(7)	(6)

Benefit obligation at end of year	125	116

Change in plan assets
Fair value of plan assets at beginning of year	$80	$107
Actual return on plan assets	11	(21)
Employer contribution	2	—
Net benefits paid	(7)	(6)

Fair value of plan assets at end of year	86	80

Underfunded at end of year	$(39)	$(36)

The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the following years ended December 31 are:

	2009	2008
Discount rate for year-end obligation	5.70%	6.30%
Discount rate for net periodic pension cost	6.30%	6.40%
Expected long term return on assets for year-end obligation	7.50%	7.50%
Expected long-term return on assets for net periodic pension cost	7.50%	8.00%
Compensation increase	—	—

The net periodic pension cost for 2009 was approximately $3 million and is comprised of interest cost of approximately $7 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $6 million for the expected return on assets. The net periodic pension benefit for 2008 was approximately $1 million and is comprised of a benefit of $8 million for the expected return on assets offset by interest cost of approximately $7 million. The estimated actuarial loss of approximately $2 million will be amortized from the accumulated other comprehensive income into net periodic pension cost in 2010.

Estimated future benefit payments as of December 31, 2009 are as follows:

Year	Amount
2010	$7
2011	7
2012	8
2013	8
2014	8
2015 thru 2019	45

The minimum funding required during 2010 is estimated to be $3 million.

The Company recognized a loss of $1 million and a loss of $30 million in other comprehensive income for the years ended December 31, 2009 and 2008, respectively. The total amount recognized in net periodic pension cost (benefit) and other comprehensive income was $4 million and $29 million for the years ended December 31, 2009 and 2008, respectively.

The amount in accumulated other comprehensive income not yet recognized as components of the periodic pension cost (benefit) is comprised of an actuarial loss of $28 million and $27 million as of December 31, 2009 and 2008, respectively.

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, prudently invest to preserve capital and to provide sufficient liquidity under the plan. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historic real return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The following table presents the fair values of plan assets by category as of December 31, 2009:

Asset Category	Quoted Price in Active Market for Identical Assets (level I)	Significant Other Observable Inputs (level II)	Significant Unobservable Inputs (level III)	Total
Cash	$1	$—	$—	$1
Equity Securities:
U.S. large-cap funds	—	20	—	20
U.S. small-cap funds	—	5	—	5
International funds	—	6	—	6
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	51	—	51

Total	$1	$85	$—	$86

OTHER EMPLOYEE BENEFIT PLANS

The Company also maintains post-retirement heath and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2009 and 2008, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within Other non-current liabilities) was $10 million and $10 million, respectively. The expense recorded by the Company in 2009 and 2008 was less than $1 million.

DEFINED CONTRIBUTION SAVINGS PLAN

The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. Prior to mid-February 2008, the Company matched a portion of the contributions of participating employees on the basis specified by the plan. The Company’s cost for contributions to this plan was $5 million, $19 million and $8 million for the year ended December 31, 2008, the period April 10, 2007 through December 31, 2007 and the period January 1, 2007 through April 9, 2007, respectively.

10.	INCOME TAXES

The income tax provision consists of the following:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Current:
Federal	$(1)	$—	$—	$—
State	1	(6)	10	(3)
Foreign	8	6	6	—

	8	—	16	(3)
Deferred:
Federal	(45)	(308)	(353)	(16)
State	(13)	(72)	(102)	(4)

	(58)	(380)	(455)	(20)

Income tax benefit	$(50)	$(380)	$(439)	$(23)

Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Domestic	$(334)	$(2,308)	$(1,246)	$(68)
Foreign	24	17	12	1

Pre-tax loss	$(310)	$(2,291)	$(1,234)	$(67)

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2009	2008
Current deferred income tax assets:
Accrued liabilities and deferred income	$96	$120
Provision for doubtful accounts	24	23
Cash flow hedges	3	—

	123	143
Less: valuation allowance	(18)	(27)

Current deferred income tax assets	105	116
Current deferred income tax liabilities:
Prepaid expenses	20	24

Current deferred income tax liabilities	20	24

Current net deferred income tax asset	$85	$92

Non-current deferred income tax assets:
Net operating loss carryforwards	$580	$377
Alternative minimum tax credit carryforward	14	15
Foreign tax credit carryforwards	3	3
State tax credit carryforwards	1	—
Accrued liabilities and deferred income	47	48
Contractual deferred tax asset	—	49
Capital loss carryforward	32	—
Investment in joint venture	4	—
Minimum pension obligation	11	16
Cash flow hedges	7	16
Provision for doubtful accounts	10	11
Liability for unrecognized tax benefits	11	9
Other	2	2

	722	546
Less: valuation allowance	(106)	(34)

Non-current deferred income tax assets	616	512

Less:
Non-current deferred income tax liabilities:
Unrealized gain on foreign exchange	—	5
Comprehensive income	—	2
Basis difference in investment in joint ventures	—	9
Depreciation and amortization	1,376	1,322

Non-current deferred income tax liabilities	1,376	1,338

Non-current net deferred income tax liability	$(760)	$(826)

For federal and state income tax purposes, the Merger was treated as a stock transaction and, in purchase accounting, a deferred tax liability or asset was established for the difference between the book values assigned to assets and liabilities and the carry over tax basis of the assets and liabilities.

As of December 31, 2009, the Company had gross federal and state net operating loss carryforwards of approximately $1,430 million for which the federal carryforward expires between 2025 and 2029 and the state carryforward expires between 2011 and 2029.

Management has determined that, based upon all available evidence, it is more likely than not that certain deferred tax assets will not be utilized in the foreseeable future and, as such, has recorded a corresponding valuation allowance. As of December 31, 2008, the Company’s deferred balances reflected a valuation allowance for federal and state operating loss carryforwards and foreign tax credit carryforwards based upon the timing of the reversal of deferred tax liabilities. In assessing the valuation allowance at December 31, 2009, the Company determined that a full valuation allowance was now required on the net definite-lived deferred tax asset balance. The result was a reduction to the recorded valuation allowance, partially offset by a full valuation allowance on tax benefits generated from current period domestic operations. The Company’s valuation allowance was $124 million and $61 million at December 31, 2009 and 2008, respectively.

No provision has been made for U.S. federal deferred income taxes on $2 million and $2 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2009 and 2008, respectively, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Federal statutory rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefits	6	2	5	4
Impairment of non-deductible goodwill	—	(18)	(3)	—
Recognition of valuation allowance	(23)	(2)	(1)	—
Transaction costs	—	—	—	(6)
Other	(2)	—	—	1

	16%	17%	36%	34%

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

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are generally responsible for 62.5% of certain payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. Balances due to our former parent for pre-separation tax returns and related tax attributes were estimated as of December 31, 2006 and were adjusted in connection with the filing of the pre-separation tax returns. These balances will be adjusted after the settlement of the related tax audits of these periods.

Although the Company and our former parent believe there is appropriate support for the positions taken on its tax returns, the Company and our former parent have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for us that are different from those reflected in our historical financial statements. Our Consolidated Balance Sheet at December 31, 2009 and 2008 reflects liabilities to our former parent of $364 million and $366 million, respectively, relating to tax matters for which the Company is potential liable under the Tax Sharing Agreement.

The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which time the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, the Company is working with the other former Cendant companies, and through them, the IRS to resolve outstanding audit and tax sharing issues. At present, the Company believes the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The adoption of this guidance on January 1, 2007 resulted in a $13 million increase in the liability for unrecognized tax benefits, including associated accrued interest and penalties and a corresponding decrease in retained earnings.

As of January 1, 2007, the total gross amount of unrecognized tax benefits were $17 million, of which $11 million would affect the Company’s effective tax rate, if recognized. Subsequent to January 1, 2007, the Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2009, the Company’s gross liability for unrecognized tax benefits was $30 million, of which $22 million would affect the Company’s effective tax rate, if recognized. We do not expect that our unrecognized tax benefits will significantly change over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. At January 1, 2007, the Company had approximately $3 million of interest accrued on unrecognized tax benefits. The Company recognized $2 million, $2 million, $1 million and $1 million, respectively, of accrued interest for the year ended December 31, 2009, December 31, 2008 and for the periods January 1, 2007 through April 9, 2007 and April 10, 2007 through December 31, 2007, respectively. These amounts are included in interest expense in the Company’s Consolidated Statements of Operations.

The rollforward of unrecognized tax benefits are summarized in the table below:

Predecessor
Unrecognized tax benefits—January 1, 2007	$17
Gross increases—current period tax positions	2

Unrecognized tax benefits—April 9, 2007	$19

Successor
Unrecognized tax benefits—April 10, 2007	$19
Gross increases—tax positions in prior periods	15
Gross increases—current period tax positions	3

Unrecognized tax benefits—December 31, 2007	$37

Unrecognized tax benefits—January 1, 2008	$37
Gross decreases—tax positions in prior periods	(6)
Gross increases—current period tax positions	2
Settlements	(8)

Unrecognized tax benefits—December 31, 2008	$25

Unrecognized tax benefits—January 1, 2009	$25
Gross increases—tax positions in prior periods	2
Gross increases—current period tax positions	3

Unrecognized tax benefits—December 31, 2009	$30

11.	SEPARATION AND RESTRUCTURING COSTS

Separation Costs

The Company incurred separation costs of $4 million and $2 million for the period April 10, 2007 through December 31, 2007 and the period January 1, 2007 through April 9, 2007, respectively. These costs were incurred in connection with the separation from Cendant.

2009 Restructuring Program

During the year ended December 31, 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities.

Restructuring charges by segment for the year ended December 31, 2009 are as follows:

	Opening Balance	Expense Recognized	Cash Payments/ Other Reductions	Liability as of December 31, 2009
Real Estate Franchise Services	$—	$3	$(3)	$—
Company Owned Real Estate Brokerage Services	—	52	(28)	24
Relocation Services	—	9	(6)	3
Title and Settlement Services	—	3	(2)	1
Corporate and Other	—	7	(1)	6

	$—	$74	$(40)	$34

The table below shows restructuring charges by category and the corresponding payments and other reductions for the year ended December 31, 2009:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	$2	$32	$—	$34

2008 Restructuring Program

During 2008, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $58 million of restructuring expense in 2008 and the remaining liability at December 31, 2008 was $26 million.

The recognition of the 2008 restructuring charge and the corresponding utilization from inception to December 31, 2009 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$21	$30	$7	$58
Cash payments and other reductions	(12)	(13)	(7)	(32)

Balance at December 31, 2008	9	17	—	26
Cash payments and other reductions (1)	(9)	(9)	—	(18)

Balance at December 31, 2009	$—	$8	$—	$8

(1)	During the year ended December 31, 2009, the Company utilized $17 million of the remaining accrual and reversed $1 million in the Statement of Operations.

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008, the remaining liability was $8 million. During the year ended December 31, 2009, the Company utilized $3 million of the remaining accrual and reversed $2 million in the Consolidated Statement of Operations resulting in a remaining accrual of $3 million.

2006 Restructuring Program

During 2006, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2008, the remaining liability was $3 million. During the year ended December 31, 2009, the Company reversed $1 million in the Consolidated Statement of Operations resulting in a remaining accrual of $2 million.

12.	STOCK-BASED COMPENSATION

Acceleration of Vesting of Premerger Incentive Awards

In accordance with the Company’s stock compensation plan in place prior to the Merger, all outstanding Restricted Stock Units (“RSUs”) and Stock Appreciation Rights (“SARs”) immediately vest upon a change in control. Therefore, as a result of the Merger and related transactions which were consummated on April 10, 2007, the awards were cancelled and converted into the right to receive a cash payment. For RSUs, the cash payment was equal to the number of RSUs multiplied by $30.00 (the merger consideration paid for each equity share held by Realogy stockholders on the record date). For SARs, the cash payment was equal to the number of outstanding shares of our common stock underlying the SARs multiplied by the amount by which $30.00 exceeded the SARs exercise price of $26.10 (which was the closing market price on the grant date of August 1, 2006), i.e. the intrinsic value on the settlement date. The Company recorded compensation expense of $56 million ($34 million after tax) in the Predecessor Period prior to the Merger due to the acceleration of vesting.

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of restricted stock to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which is based upon the fair value of the Company on the date of grant. In general, one-half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholder of Realogy. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted 291,000 stock options and 9,000 restricted stock to senior management employees and an independent director of the Company. No stock options were granted during 2009. As of December 31, 2009, the total number of shares available for future grant is approximately 1.7 million shares.

Stock Options Granted by Holdings

Tranche A options for the employees are subject to ratable vesting over five years and tranche B and C options are “cliff” vested upon the satisfaction of specified distributed IRR targets. The realized IRR targets will be measured based upon distributions made to stockholders. Since the IRR targets are based on an overall return to Apollo Investment Fund VI, L.P. and co-investors, the specified IRR is considered a market condition and the market condition is incorporated into the grant-date fair value of the award. Achievement of the distributions is a performance condition and it is not incorporated into the grant-date fair value measure. Such IRR targets are effectively dependent upon a capital transaction on a large scale (e.g., an Initial Public Offering (“IPO”)). Instead, the performance condition is included in the attribution of the award. Until the IPO becomes probable of occurring, no compensation cost is recognized. Therefore, if it does become probable, then the compensation cost would be recognized based on the grant-date fair value measure (which incorporates the market condition) whether or not the realized IRR is achieved upon the occurrence of the IPO.

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

The fair value of the tranche A options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

The fair value of tranches B and C options was estimated on the date of grant using a lattice-based option valuation model. Expected volatility was based on historical volatilities of the same comparable companies. The expected term was estimated based on when certain IRR targets are projected to be met and when the options were expected to be exercised. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

The weighted average assumptions utilized to determine the value of the stock options are as follows:

	Options Granted
	2008	2007
Expected volatility	33.8%	32.7%
Expected term (years)	6.7	6.9
Risk-free interest rate	3.7%	4.5%
Dividend yield	—	—

Restricted Stock Granted by Holdings

One-half of the restricted stock granted to employees “cliff” vested in October 2008 and the remaining restricted stock “cliff” vests in April 2010. One-half of the restricted stock granted to a director “cliff” vested in August 2009 and the remaining restricted stock “cliff” vests in February 2011. Shares were granted at the fair market price of $10 which is the price paid by affiliates of Apollo and co-investors in connection with the purchase of Domus shares on the date the merger was consummated.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Stock
	A	B	C
Outstanding at April 10, 2007	—	—	—	—
Granted	8.08	4.04	4.04	0.45
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2007	8.08	4.04	4.04	0.45
Granted	0.17	0.06	0.06	0.01
Exercised	—	—	—	—
Vested	—	—	—	(0.23)
Forfeited	(0.29)	(0.14)	(0.14)	—

Outstanding at December 31, 2008	7.96	3.96	3.96	0.23
Granted	—	—	—	—
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited	(0.17)	(0.09)	(0.09)	—

Outstanding at December 31, 2009	7.79	3.87	3.87	0.23

Exercisable at December 31, 2009	3.09	—	—	—

Weighted average remaining contractual term (years)	7.50	7.49	7.49
Weighted average grant date fair value per share:
2009	$—	$—	$—	$—
2008	$2.01	$1.61	$1.34	$10.00
2007	$3.70	$3.04	$2.49	$10.00

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2009	3.09	$10.00	7.49 years	$—

As of December 31, 2009, there was $15 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted stock under the Plan, and $21 million of unrecognized compensation cost related to tranche B and C options. Unrecognized cost for tranche A and restricted stock will be recorded in future periods as compensation expense over a weighted average period of approximately 2.4 years, and the unrecognized cost for tranche B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded the following stock-based compensation expense related to the incentive equity awards granted by the Company and Holdings:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From April, 10 to December 31, 2007	Period From January 1 to April 9, 2007
Awards granted by Realogy	$—	$—	$—	$5
Acceleration of vesting of Realogy’s awards	—	—	—	56
Awards granted by Holdings	7	7	5	—

Total	$7	$7	$5	$61

13.	SEPARATION ADJUSTMENTS, TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES AND RELATED PARTIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

The Company has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%. Upon Separation from Cendant, the amount of liabilities which were assumed by the Company approximated $843 million which was comprised of certain Cendant Corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The majority of the $843 million of liabilities allocated in 2006 have been classified as due to former parent in the Consolidated Balance Sheet as the Company is indemnifying Cendant for these contingent liabilities and therefore any payments are typically made to the third party through the former parent. At December 31, 2008, the due to former parent balance was $554 million and the balance was $505 million at December 31, 2009.

Rollforwards of the contingent litigation settlement liabilities and contingent tax liabilities are noted below:

Rollforward of Contingent Litigation Settlement Liabilities
Balance at January 1, 2008	$103
Payments related to the settlement of legal matters	(19)
Net decrease in settlement liabilities	(16)

Balance at December 31, 2008	68
Payments related to the settlement of legal matters	(63)
Net increase in settlement liabilities	4

Balance at December 31, 2009	$9

Rollforward of Contingent Tax Liabilities
Balance at January 1, 2008	$353
Increase related to Tax Sharing Agreement amendment (a)	36
Payments related to tax liabilities	(23)

Balance at December 31, 2008	$366
Payments related to tax liabilities	(2)

Balance at December 31, 2009	$364

(a)	On July 9, 2008, an amendment to the Tax Sharing Agreement was signed, to clarify the intent of the parties upon signing the Tax Sharing Agreement in 2006. This amendment resulted in certain balance sheet reclassifications between amounts due to/from former parent and deferred tax assets in the third quarter of 2008. There was no impact to the Statement of Operations as a result of this tax amendment and the balance sheet reclassification did not increase the Company’s net exposure for contingent tax liabilities.

Settlement Agreement Between Ernst & Young LLP and Cendant Corporation

On December 21, 2007, Cendant and other parties entered into a settlement agreement with Ernst & Young LLP (“Ernst & Young”) to settle all claims between the parties arising out of In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.). Under the settlement agreement, Ernst & Young paid an aggregate of $298.5 million to settle all claims between the parties.

After satisfying obligations to various parties, Cendant received approximately $128 million of net proceeds under the settlement agreement. In December 2007, Cendant distributed all of the net proceeds to Realogy and Wyndham Worldwide in the following respective amounts: approximately $80 million (or 62.5% of such net amount) and approximately $48 million (or 37.5% of such net amount), in accordance with the terms of the Separation and Distribution Agreement.

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. The Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture. The Company also entered into a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees and a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsourced its employee relocation function to the Company and the Company subleases office space to PHH Home Loans.

In connection with these agreements, the Company recorded net revenues of $6 million, $6 million, $5 million and $2 million for the years ended December 31, 2009, December 31, 2008, the period from April 10, 2007 through December 31, 2007 and the period from January 1, 2007 to April 9, 2007, respectively. The Company recorded equity earnings (losses) of $23 million and $(29) million for the years ended December 31, 2009 and December 31, 2008, respectively, and less than $1 million each for the period April 10, 2007 through December 31, 2007 and the period from January 1, 2007 though April 9, 2007. In the third quarter of 2008, an impairment analysis was completed by PHH Home Loans. As a result of lower financial forecasts and a higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge in equity (earnings) losses of unconsolidated entities of $31 million.

During the year ended December 31, 2009, the Company received $8 million of cash dividends from PHH Home Loans. The Company invested an additional $1 million of cash in PHH Home Loans during 2008 and recorded a $1 million reduction in retained earnings and investment in PHH Home Loans related to the venture’s adoption of the FASB’s guidance on fair value measurements on January 1, 2008. During the year ended December 31, 2007, the Company received $2 million in net dividends from PHH Home Loans.

Related Party Transactions

On September 24, 2009, the Company entered into a letter agreement (the “Letter Agreement”) with Apollo Management VI, L.P. (“Apollo Management”), RCIV Holdings (Luxembourg) S.à.r.l. (“RCIV”), an affiliate of Apollo Management, certain investment funds managed by Apollo Management, and a third party. Pursuant to the terms of the Letter Agreement, the third party exchanged approximately $221 million aggregate principal amount of the Senior Toggle Notes held by it for $150 million of the Second Lien Loans. The third party also sold the balance of the Senior Toggle Notes held by it for cash to RCIV in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loans. The transactions with the third party closed concurrently with the closing of the Second Lien Loans.

On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement (the “Prepayment Agreement”) with WEX, pursuant to which WEX simultaneously paid the Company the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to the Company under the TRA. In connection with the Prepayment Agreement, Apollo Investment Fund VI, L.P. and certain affiliated funds executed a guarantee, in favor of WEX, to backstop certain of Realogy’s indemnification obligations under the Prepayment Agreement under certain circumstances.

In June 2008, Affinion Group, Inc., a wholly-owned subsidiary of Affinion, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. One-half of the loyalty program was deemed a contingent asset and contingent liability under the terms of the Separation Agreement, with Realogy being responsible for 62.5% of such half or 31.25% of the assets and liabilities under the entire program. Under the AAA, Affinion Group, Inc. assumed all of the liabilities and obligations of Avis Budget Group, Wyndham Worldwide and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, Realogy agreed to pay $8 million (a portion payable at closing and the balance over a three year period) as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The remaining liability at December 31, 2009 is $3 million.

In connection with Cendant’s sale of its former Marketing Services division in October 2005 to Affinion Group Holdings, Inc. (“Affinion”), an affiliate of Apollo, Cendant received preferred stock with a fair value of $83 million (face value of $125 million) and warrants with a fair value of $3 million in Affinion as part of the purchase price consideration. At Separation, the Company received the right to 62.5% of the proceeds from

Cendant’s investment in Affinion. In January 2007, Avis Budget Group (formerly known as Cendant) redeemed a portion of this preferred stock at a gain. The Company received its 62.5% share of these proceeds or $66 million with a book value of $46 million resulting in a gain of $20 million. The gain was included in Former parent legacy costs (benefit), net in the Consolidated Statements of Operations. In March 2007, the Company’s former parent transferred 62.5% of the remaining investment in Affinion preferred stock and warrants to the Company. The Company simultaneously sold such preferred stock and warrants to two stockholders of Affinion who are affiliates of Apollo for $22 million. The book value of this stock was $17 million, resulting in a gain of $5 million which was included in Former parent legacy costs (benefit), net in the Consolidated Statements of Operations.

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the year ended December 31, 2009, December 31, 2008 and the period April 10, 2007 through December 31, 2007, the Company has recognized revenue and expenses related to these transactions of approximately $1 million in the aggregate in each period.

14.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) contending that the affiliated business relationship between NRT and Title Resource Group is an inherent breach of an agent’s fiduciary duty to the customer; (iii) contending that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (iv) contending that NRT’s legal assistance program constitutes the illegal sale of insurance; (v) concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; and (vi) concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent.

Homestore.com Securities Litigation is an action that was settled in July 2008, subject to notice to class members and Court approval. The court granted preliminary approval of the settlement in December 2008 and final approval of the settlement in March 2009. Under the terms of the settlement, our former parent agreed to receive approximately $11.5 million, plus interest, but waived its right to a $4 million cash escrow balance. Under the terms of the Separation Agreement, Realogy is entitled to 100% of the proceeds payable to our former parent under the settlement agreement. Realogy received $11 million of settlement proceeds on April 27, 2009 and, following distribution of the individual settlements of this action to all plaintiffs, received the remaining $0.9 million of proceeds in January 2010. This matter is now concluded as to our former parent.

The foregoing cases are in addition to the former parent contingent liability matters under which Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any former parent liability. The former parent contingent liabilities include a nine-year old legacy Cendant litigation matter not related to real estate, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”), in which the district court in September 2007 granted summary judgment on the breach of contract claims asserted by the plaintiffs. The summary judgment award plus interest through June 30, 2009 for our former parent was approximately $98 million and also provided for the award of attorneys’ fees to the plaintiff. On July 23, 2009, the summary judgment award was paid in full (including $62 million paid by Realogy to our former parent to satisfy our portion of the liability). On September 14, 2009, the Plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs, comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. Both parties have filed briefs with respect to the pending motion and, on January 4, 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. The Company believes the amount requested does not represent reasonable attorneys’ fees and therefore has accrued a lesser amount, which it believes is representative of reasonable attorneys’ fees.

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

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, we are generally responsible for 62.5% of certain payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. Balances due to our former parent for pre-separation tax returns and related tax attributes were estimated as of December 31, 2006 and were adjusted in connection with the filing of the pre-separation tax returns. These balances will be adjusted after the settlement of the related tax audits of these periods. The tax indemnification accruals for our former parent tax matters were $364 million at December 31, 2009.

Although the Company and our former parent believe there is appropriate support for the positions taken on its tax returns, the Company and our former parent have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in our historical financial statements.

The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which time the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, the Company is working with the other former Cendant companies, and through them, the IRS to resolve outstanding audit and tax sharing issues. At present, the Company believes the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows.

Contingent Liability Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit backstops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities.

Apollo Management Fee Agreement

In connection with the Transactions, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $161 million and $240 million at December 31, 2009 and December 31, 2008, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, we remain contingently liable for the disposition of these deposits.

Deposits at FDIC-insured institutions are covered up to $250,000 through December 31, 2013 (such limit having increased from $100,000 in late 2008). In addition, in October 2008, the FDIC implemented, and thereafter extended through June 30, 2010, a program that provides depositors with unlimited coverage for non-interest bearing transaction accounts at FDIC-insured institutions that elected to participate in the program. The unlimited insurance coverage extended through June 30, 2010 for non-interest bearing accounts is applicable for escrow and trusts deposits held in non-interest bearing transaction/checking accounts at those banks that have agreed to participate in the extended program or as of December 31, 2009, approximately 75% of all such deposits.

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2009 are as follows:

Year	Amount
2010	$158
2011	121
2012	81
2013	51
2014	31
Thereafter	43

$485

Capital lease obligations were $14 million net of $2 million of imputed interest at December 31, 2009 and $14 million net of $1 million of imputed interest at December 31, 2008.

The Company incurred rent expense as follows:

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from April 10 to December 31, 2007	Period from January 1 to April 9, 2007
Gross rent expense	$195	$222	$171	$64
Less: Sublease rent income	3	3	3	1

Net rent expense	$192	$219	$168	$63

Purchase Commitments and Minimum Licensing Fees

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2009 are approximately $66 million.

The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is required to pay minimum licensing fee to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. Annual minimum licensing fee began in 2009 at $0.5 million increase to $4 million by 2015 and generally remains the same thereafter.

Future minimum payments as of December 31, 2009 are as follows:

Year	Amount
2010	$42
2011	23
2012	11
2013	6
2014	6
Thereafter	257

$345

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in derivative contracts, and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Other Guarantees/Indemnifications

In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2009 extend into 2010 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $11 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees. As of December 31, 2009, $3 million was recorded as a liability in connection with these guarantees.

Insurance and Self-Insurance

At December 31, 2009 and 2008, the Consolidated Balance Sheets include approximately $62 million and $54 million, respectively, of liabilities relating to (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit within the Relocation Services segment, and (iii) premium and claim reserves for our title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. Our subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, we carry an additional errors and omissions insurance policy for Realogy Corporation and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.

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

Fraud, defalcation and misconduct by employees are also risks inherent in the business. At any point in time, the Company is the custodian of approximately $450 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The Company maintains Fidelity insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence.

The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $18 million and $17 million at December 31, 2009 and 2008, respectively.

15.	EQUITY (DEFICIT)

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

Accumulated Other Comprehensive Income (Loss)

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss) (2)
Predecessor
Balance at January 1, 2007	$5	$(23)	$—	$(18)
Current period change	(1)	—	—	(1)

Balance at April 9, 2007	$4	$(23)	$—	$(19)

Successor
Current period change	$1	$2	$(12)	$(9)

Balance at December 31, 2007	1	2	(12)	(9)
Current period change	(8)	(18)	(11)	(37)

Balance at December 31, 2008	(7)	(16)	(23)	(46)
Current period change	7	(1)	8	14

Balance at December 31, 2009	$—	$(17)	$(15)	$(32)

(1)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Operations.
(2)	As of December 31, 2009, the Company does not have any after-tax components of accumulated other comprehensive income (loss) attributable to noncontrolling interests.

16.	RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK MANAGEMENT

The following is a description of the Company’s risk management policies.

Interest Rate Risk

At December 31, 2009, we had total long-term debt of $6,706 million, excluding $305 of short-term securitization obligations. Of the $6,706 million of long-term debt, the Company has $3,091 million of variable interest rate debt primarily based on 3-month LIBOR. The Company has entered into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings with varying expiration dates and an aggregate notional value of $575 million and, effectively fixed the interest rate on that portion of variable interest rate debt. The remaining portion of our variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as underlying interest rates change as a result of market changes.

At December 31, 2009, the fair value of our long-term debt, excluding securitization obligations, approximated $5,919 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange.

In the normal course of business, the Company borrows funds under its securitization facilities and utilizes such funds to generate assets on which it generally earns interest income. The Company does not believe it is exposed to significant interest rate risk in connection with these activities as the rate it incurs on such borrowings and the rate it earns on such assets are generally based on similar variable indices, thereby providing a natural hedge.

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

As of December 31, 2009, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. The Company actively monitors the credit risk associated with our receivables.

Market Risk Exposure

Our Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2009, NRT generated approximately 27% of its revenues from California, 23% from the New York metropolitan area and 11% from Florida. For the year ended December 31, 2008, NRT generated approximately 27% of its revenues from California, 25% from the New York metropolitan area and 11% from Florida. For the year ended December 31, 2007, NRT generated approximately 27% of its revenues from California, 25% from the New York metropolitan area and 9% from Florida.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2009, the Company has outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $15 million.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. The Company is utilizing pay-fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with the FASB’s derivatives and hedging guidance and the unfavorable fair market value of the swaps of $15 million, net of income taxes, has been recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at December 31, 2009. The Company currently expects $17 million of AOCI to be reclassified into earnings in the next 12 months.

The fair value of derivative instruments as of December 31, 2009 was as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	December 31, 2009 Fair Value
Interest rate swap contracts	Other non-current liabilities	$17
	Other current liabilities	8

		$25

The effect of derivative instruments on earnings for the year ended December 31, 2009 was as follows:

Derivatives in Cash Flow Hedge Relationships	Gain or (Loss) Recognized in Other Comprehensive Income for the Year Ended December 31, 2009	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income for the Year Ended December 31, 2009
Interest rate swap contracts	$13	Interest expense	$(23)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivatives For the Year Ended December 31, 2009
Foreign exchange contracts	Operating expense	$(1)

FAIR VALUE

Effective January 1, 2008, the Company adopted the FASB’s guidance for fair value measurements. The guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

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

The following table summarizes fair value measurements by level at December 31, 2009 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$25	$25
Foreign currency forward contracts	—	—	—	—
Deferred compensation plan assets (included in other current assets)	2	—	—	2

The following table summarizes fair value measurements by level at December 31, 2008 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$38	$38
Foreign currency forward contracts (primarily included in other current assets)	—	1	—	1
Deferred compensation plan assets (included in other current assets)	4	—	—	4

The following table presents changes in Level III financial assets measured at fair value on a recurring basis:

Fair value at January 1, 2008	$19
Included in other comprehensive loss	19

Fair value at December 31, 2008	38
Included in other comprehensive loss	(13)

Fair value at December 31, 2009	$25

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$305	$305	$703	$703
Revolving credit facility	—	—	515	515
Term loan facility	3,091	2,784	3,123	2,030
Second Lien Loans	650	699	—	—
Fixed Rate Senior Notes	1,686	1,427	1,683	213
Senior Toggle Notes	416	341	577	92
Senior Subordinated Notes	863	668	862	120

17.	SEGMENT INFORMATION

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for secured assets and obligations) and income taxes, each of which is presented in the Company’s Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a) (b)
	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$538	$642	$601	$217
Company Owned Real Estate Brokerage Services	2,959	3,561	3,454	1,116
Relocation Services	320	451	385	137
Title and Settlement Services	328	322	274	96
Corporate and Other (c)	(213)	(251)	(242)	(74)

Total Company	$3,932	$4,725	$4,472	$1,492

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $213 million for the year ended December 31, 2009, $251 million for the year ended December 31, 2008, $242 million for the period April 10, 2007 through December 31, 2007 and $74 million for the period January 1, 2007 through April 9, 2007. Such amounts are eliminated through the Corporate and Other line.
(b)	Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $34 million for the year ended December 31, 2009, $42 million for the year ended December 31, 2008, $38 million for the period April 10, 2007 through December 31, 2007 and $14 million for the period January 1, 2007 through April 9, 2007. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b) (c)
	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$323	$(597)	$(130)	$122
Company Owned Real Estate Brokerage Services	6	(269)	44	(47)
Relocation Services	122	(257)	17	12
Title and Settlement Services	20	(303)	(98)	(4)
Corporate and Other (d)	(6)	(23)	(81)	(76)

Total Company	$465	$(1,449)	$(248)	$7

(a)	Includes $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $21 million of expenses recorded at Corporate) for the year ended December 31, 2009 compared to $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs for the year ended December 31, 2008, $24 million, $35 million, $27 million, $5 million and $4 million of merger costs, restructuring costs, former parent legacy costs, separation benefits and separation costs, respectively, for the period April 10, 2007 through December 31, 2007 and $80 million, $45 million, $2 million and $1 million of merger costs, separation benefits, separation costs and restructuring costs offset by a benefit of $19 million of former parent legacy costs, respectively, for the period January 1, 2007 through April 9, 2007.
(b)	2008 EBITDA includes an impairment charge of $1,789 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $195 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $306 million.
(c)	EBITDA for the period April 10, 2007 through December 31, 2007 includes an impairment charge of $667 million. The impairment charge impacted the Real Estate Franchise Services segment by $513 million, the Relocation Services segment by $40 million and the Title and Settlement Services segment by $114 million.
(d)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to net loss.

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
EBITDA	$465	$(1,449)	$(248)	$7
Less:
Depreciation and amortization	194	219	502	37
Interest expense/(income), net	583	624	486	37

Loss before income taxes	(312)	(2,292)	(1,236)	(67)
Income tax benefit	(50)	(380)	(439)	(23)

Net loss attributable to Realogy	$(262)	$(1,912)	$(797)	$(44)

Depreciation and Amortization

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$78	$77	$61	$7
Company Owned Real Estate Brokerage Services	56	78	395	21
Relocation Services	34	36	26	3
Title and Settlement Services	18	19	13	4
Corporate and Other	8	9	7	2

Total Company	$194	$219	$502	$37

Segment Assets

	December 31, 2009	December 31, 2008
Real Estate Franchise Services	$5,315	$5,409
Company Owned Real Estate Brokerage Services	853	904
Relocation Services	1,252	1,736
Title and Settlement Services	271	284
Corporate and Other	350	579

Total Company	$8,041	$8,912

Capital Expenditures

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period From April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007
Real Estate Franchise Services	$6	$10	$6	$4
Company Owned Real Estate Brokerage Services	17	23	44	13
Relocation Services	7	6	8	5
Title and Settlement Services	6	7	7	3
Corporate and Other	4	6	6	6

Total Company	$40	$52	$71	$31

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
Successor
On or for the year ended December 31, 2009
Net revenues	$3,838	$94	$3,932
Total assets	7,978	63	8,041
Net property and equipment	210	1	211

On or for the year ended December 31, 2008
Net revenues	$4,628	$97	$4,725
Total assets	8,682	230	8,912
Net property and equipment	274	2	276

Period April 10, 2007 through December 31, 2007
Net revenues	$4,402	$70	$4,472
Total assets	10,922	250	11,172
Net property and equipment	379	2	381
Predecessor
Period January 1, 2007 through April 9, 2007
Net revenues	$1,469	$23	$1,492

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is selected unaudited quarterly financial data for 2009 and 2008.

	2009
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$105	$143	$151	$139
Company Owned Real Estate Brokerage Services	491	764	896	808
Relocation Services	71	80	92	77
Title and Settlement Services	68	88	91	81
Other (a)	(38)	(57)	(61)	(57)

	$697	$1,018	$1,169	$1,048

Loss before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$24	$66	$88	$67
Company Owned Real Estate Brokerage Services	(103)	1	28	(1)
Relocation Services	(8)	65	28	8
Title and Settlement Services	(10)	8	6	(1)
Other	(164)	(158)	(89)	(189)

	$(261)	$(18)	$61	$(116)

Net loss attributable to Realogy	$(259)	$(15)	$58	$(46)

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(b)	The quarterly results include the following:

•	Former parent legacy cost (benefit) of $4 million, $(46) million, $5 million and $3 million in the first, second, third and fourth quarters, respectively;

•	Restructuring charges of $34 million, $10 million, $15 million and $11 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in the fourth quarter.

	2008
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$152	$185	$172	$133
Company Owned Real Estate Brokerage Services	767	1,061	1,026	707
Relocation Services	108	124	129	90
Title and Settlement Services	81	94	84	63
Other (a)	(57)	(75)	(70)	(49)

	$1,051	$1,389	$1,341	$944

Loss before income taxes, equity in earnings and noncontrolling interests (b) (c)
Real Estate Franchise Services	$61	$90	$78	$(903)
Company Owned Real Estate Brokerage Services	(84)	5	1	(243)
Relocation Services	(3)	19	35	(323)
Title and Settlement Services	(7)	—	6	(321)
Other	(186)	(161)	(166)	(161)

	$(219)	$(47)	$(46)	$(1,951)

Net loss attributable to Realogy	$(132)	$(27)	$(50)	$(1,703)

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(b)	Loss before income taxes and minority interest for the fourth quarter of 2008 includes an impairment charge of $1,789 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $195 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $306 million.
(c)	The quarterly results include the following:

•	Former parent legacy cost (benefit) of $6 million, $(7) million and $(19) million in the first, second and fourth quarters, respectively;

•	Restructuring charges of $9 million, $14 million, $15 million and $20 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in both the first and fourth quarter.

19.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Consolidating Balance Sheets and Consolidating Statements of Operations and Cash Flows for: (i) Realogy Corporation (the “Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Company on a consolidated basis. The guarantor subsidiaries are comprised of 100% owned entities, and guarantee on an unsecured senior subordinated basis the Senior Subordinated Notes and on an unsecured senior basis the Fixed Rate Senior Notes and Senior Toggle Notes. Guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.

Consolidating Statement of Operations

Year Ended December 31, 2009

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,884	$2	$—	$2,886
Service revenue	—	436	185	—	621
Franchise fees	—	273	—	—	273
Other	—	146	6	—	152

Net revenues	—	3,739	193	—	3,932
Expenses
Commission and other agent-related costs	—	1,850	—	—	1,850
Operating	—	1,135	128	—	1,263
Marketing	—	159	2	—	161
General and administrative	49	193	8	—	250
Former parent legacy costs (benefit), net	21	(55)	—	—	(34)
Restructuring costs	7	63	—	—	70
Merger costs	1	—	—	—	1
Depreciation and amortization	8	184	2	—	194
Interest expense/(income), net	580	3	—	—	583
Gain on extinguishment of debt	(75)	—	—	—	(75)
Other (income)/expense, net	2	—	1	—	3
Intercompany transactions	6	(5)	(1)	—	—

Total expenses	599	3,527	140	—	4,266
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(599)	212	53	—	(334)
Income tax expense (benefit)	(173)	97	26	—	(50)
Equity in (earnings) losses of unconsolidated entities	—	—	(24)	—	(24)
Equity in (earnings) losses of subsidiaries	(164)	(49)	—	213	—

Net income (loss)	(262)	164	51	(213)	(260)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Realogy	$(262)	$164	$49	$(213)	$(262)

Consolidating Statement of Operations

Year Ended December 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$3,480	$3	$—	$3,483
Service revenue	—	551	186	—	737
Franchise fees	—	323	—	—	323
Other	—	186	(4)	—	182

Net revenues	—	4,540	185	—	4,725
Expenses
Commission and other agent-related costs	—	2,274	1	—	2,275
Operating	2	1,482	123	—	1,607
Marketing	1	204	2	—	207
General and administrative	41	183	12	—	236
Former parent legacy costs (benefit), net	(20)	—	—	—	(20)
Restructuring costs	2	56	—	—	58
Merger costs	1	1	—	—	2
Impairment of intangible assets, goodwill and investment in unconsolidated entities	—	1,739	50	—	1,789
Depreciation and amortization	9	208	2	—	219
Interest expense/(income), net	621	3	—	—	624
Other (income)/expense, net	(4)	(5)	—	—	(9)
Intercompany transactions	21	(20)	(1)	—	—

Total expenses	674	6,125	189	—	6,988
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(674)	(1,585)	(4)	—	(2,263)
Income tax expense (benefit)	(228)	(143)	(9)	—	(380)
Equity in (earnings) losses of unconsolidated entities	—	—	28	—	28
Equity in (earnings) losses of subsidiaries	1,466	24	—	(1,490)	—

Net income (loss)	(1,912)	(1,466)	(23)	1,490	(1,911)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$(1,912)	$(1,466)	$(24)	$1,490	$(1,912)

Consolidating Statement of Operations

April 10 through December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$3,407	$2	$—	$3,409
Service revenue	—	482	140	—	622
Franchise fees	—	318	—	—	318
Other	—	130	(7)	—	123

Net revenues	—	4,337	135	—	4,472
Expenses
Commission and other agent-related costs	—	2,272	—	—	2,272
Operating	1	1,230	98	—	1,329
Marketing	—	180	2	—	182
General and administrative	41	129	10	—	180
Former parent legacy costs (benefit), net	27	—	—	—	27
Separation costs	3	1	—	—	4
Restructuring costs	—	35	—	—	35
Merger costs	9	15	—	—	24
Impairment of intangible assets and goodwill	—	667	—	—	667
Depreciation and amortization	7	494	1	—	502
Interest expense/(income), net	486	—	—	—	486
Intercompany transactions	28	(28)	—	—	—

Total expenses	602	4,995	111	—	5,708
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(602)	(658)	24	—	(1,236)
Income tax expense (benefit)	(237)	(211)	9	—	(439)
Equity in (earnings) losses of unconsolidated entities	—	—	(2)	—	(2)
Equity in (earnings) losses of subsidiaries	432	(15)	—	(417)	—

Net income (loss)	(797)	(432)	17	417	(795)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Realogy	$(797)	$(432)	$15	$417	$(797)

Consolidating Statement of Operations

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,104	$—	$—	$1,104
Service revenue	—	169	47	—	216
Franchise fees	—	106	—	—	106
Other	—	63	3	—	66

Net revenues	—	1,442	50	—	1,492
Expenses
Commission and other agent-related costs	—	726	—	—	726
Operating	—	453	36	—	489
Marketing	—	84	—	—	84
General and administrative	58	62	3	—	123
Former parent legacy costs (benefit), net	(18)	(1)	—	—	(19)
Separation costs	2	—	—	—	2
Restructuring costs	—	1	—	—	1
Merger costs	34	45	1	—	80
Depreciation and amortization	2	34	1	—	37
Interest expense/(income), net	35	2	—	—	37
Intercompany transactions	13	(13)	—	—	—

Total expenses	126	1,393	41	—	1,560
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(126)	49	9	—	(68)
Income tax (benefit) expense	(47)	21	3	—	(23)
Equity in (earnings) losses of unconsolidated entities	—	—	(1)	—	(1)
Equity in (earnings) losses of subsidiaries	(35)	(7)	—	42	—

Net income (loss)	(44)	35	7	(42)	(44)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Realogy	$(44)	$35	$7	$(42)	$(44)

Consolidating Balance Sheet

As of December 31, 2009

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$194	$24	$42	$(5)	$255
Trade receivables, net	—	77	25	—	102
Relocation receivables	—	(20)	354	—	334
Deferred income taxes	31	54	—	—	85
Intercompany note receivable	—	13	18	(31)	—
Due from former parent	3	—	—	—	3
Other current assets	9	66	20	—	95

Total current assets	237	214	459	(36)	874
Property and equipment, net	23	184	4	—	211
Goodwill	—	2,577	—	—	2,577
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,976	—	—	2,976
Other intangibles, net	—	453	—	—	453
Other non-current assets	93	76	49	—	218
Investment in subsidiaries	8,022	116	—	(8,138)	—

Total assets	$8,375	$7,328	$512	$(8,174)	$8,041

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$11	$82	$8	$(5)	$96
Securitization obligations	—	—	305	—	305
Intercompany note payable	—	18	13	(31)	—
Due to former parent	505	—	—	—	505
Current portion of long-term debt	32	—	—	—	32
Accrued expenses and other current liabilities	180	295	27	—	502
Intercompany payables	1,712	(1,740)	28	—	—

Total current liabilities	2,440	(1,345)	381	(36)	1,440
Long-term debt	6,674	—	—	—	6,674
Deferred income taxes	(557)	1,317	—	—	760
Other non-current liabilities	82	51	15	—	148
Intercompany liabilities	717	(717)	—	—	—

Total liabilities	9,356	(694)	396	(36)	9,022

Total equity (deficit)	(981)	8,022	116	(8,138)	(981)

Total liabilities and equity (deficit)	$8,375	$7,328	$512	$(8,174)	$8,041

Consolidating Balance Sheet

As of December 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$378	$26	$36	$(3)	$437
Trade receivables, net	—	110	30	—	140
Relocation receivables	—	(36)	801	—	765
Relocation properties held for sale	—	(13)	35	—	22
Deferred income taxes	36	56	—	—	92
Intercompany note receivable	—	50	18	(68)	—
Due from former parent	3	—	—	—	3
Other current assets	12	83	114	(97)	112

Total current assets	429	276	1,034	(168)	1,571
Property and equipment, net	29	245	2	—	276
Goodwill	—	2,572	—	—	2,572
Trademarks	—	732	—	—	732
Franchise agreements, net	—	3,043	—	—	3,043
Other intangibles, net	—	480	—	—	480
Other non-current assets	126	78	34	—	238
Investment in subsidiaries	7,850	151	—	(8,001)	—

Total assets	$8,434	$7,577	$1,070	$(8,169)	$8,912

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$14	$209	$10	$(100)	$133
Securitization obligations	—	—	703	—	703
Intercompany note payable	—	18	50	(68)	—
Due to former parent	554	—	—	—	554
Revolving credit facility and current portion of long-term debt	547	—	—	—	547
Accrued expenses and other current liabilities	164	320	29	—	513
Intercompany payables	1,300	(1,416)	116	—	—

Total current liabilities	2,579	(869)	908	(168)	2,450
Long-term debt	6,213	—	—	—	6,213
Deferred income taxes	(428)	1,254	—	—	826
Other non-current liabilities	98	54	11	—	163
Intercompany liabilities	712	(712)	—	—	—

Total liabilities	9,174	(273)	919	(168)	9,652

Total equity (deficit)	(740)	7,850	151	(8,001)	(740)

Total liabilities and equity (deficit)	$8,434	$7,577	$1,070	$(8,169)	$8,912

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(583)	$309	$650	$(35)	$341

Investing activities
Property and equipment additions	(4)	(36)	—	—	(40)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(5)	—	—	(5)
Change in restricted cash	—	—	(2)	—	(2)
Intercompany dividend	—	63	—	(63)	—
Intercompany note receivable	—	37	—	(37)	—

Net cash provided by (used in) investing activities	(4)	59	(2)	(100)	(47)

Financing activities
Net change in revolving credit facility	(515)	—	—	—	(515)
Proceeds from issuance of Second Lien Loans	500	—	—	—	500
Repayments made on term loan credit facility	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	(410)	—	(410)
Debt issuance costs	(11)	—	—	—	(11)
Intercompany dividend	—	—	(96)	96	—
Intercompany note payable	—	—	(37)	37	—
Intercompany transactions	463	(364)	(99)	—	—
Other, net	(2)	(6)	(3)	—	(11)

Net cash provided by (used in) financing activities	403	(370)	(645)	133	(479)

Effect of changes in exchange rates on cash and cash equivalents	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(184)	(2)	6	(2)	(182)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$194	$24	$42	$(5)	$255

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(610)	$375	$313	$31	$109

Investing activities
Property and equipment additions	(6)	(44)	(2)	—	(52)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(12)	—	—	(12)
Proceeds from the sale of property and equipment	—	7	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	12	—	—	—	12
Proceeds from the sale of a joint venture	—	12	—	—	12
Investment in unconsolidated entities	—	(3)	(1)	—	(4)
Change in restricted cash	—	—	10	—	10
Intercompany note receivable	—	72	(17)	(55)	—
Other, net	—	—	4	—	4

Net cash provided by (used in) investing activities	6	32	(6)	(55)	(23)

Financing activities
Net change in revolving credit facility	515	—	—	—	515
Repayments made on term Loan credit facility	(32)	—	—	—	(32)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(258)	—	(258)
Intercompany dividend	—	—	(25)	25	—
Intercompany note payable	—	17	(72)	55	—
Intercompany transactions	384	(434)	50	—	—
Other, net	(5)	(10)	(1)	—	(16)

Net cash provided by (used in) financing activities	862	(437)	(306)	80	199

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1)	—	(1)

Net (decrease) increase in cash and cash equivalents	258	(30)	—	56	284
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$378	$26	$36	$(3)	$437

Consolidating Statement of Cash Flows

April 10 through December 31, 2007

(in millions)

	Successor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(346)	$706	$(242)	$(9)	$109

Investing activities
Property and equipment additions	(6)	(65)	—	—	(71)
Acquisition of Realogy	(6,761)	—	—	—	(6,761)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(34)	—	—	(34)
Proceeds related to corporate aircraft sale leaseback	21	—	—	—	21
Investment in unconsolidated entities	—	—	(2)	—	(2)
Purchase of marketable securities	—	—	(12)	—	(12)
Change in restricted cash	—	—	8	—	8
Intercompany capital contribution	—	(50)	—	50	—
Intercompany dividend	—	25	—	(25)	—
Intercompany note receivable	—	(122)	—	122	—
Other, net	—	(6)	4	—	(2)

Net cash (used in) provided by investing activities	(6,746)	(252)	(2)	147	(6,853)

Financing activities
Repayments made on term loan credit facility	(16)	—	—	—	(16)
Net change in securitization obligations	—	—	110	—	110
Proceeds from new term loan credit facility and issuance of unsecured notes	6,252	—	—	—	6,252
Repayment of term loan facility	(600)	—	—	—	(600)
Repurchase of 2006 Senior Notes, net of discount	(1,197)	—	—	—	(1,197)
Repayment of prior securitization obligations	—	—	(914)	—	(914)
Proceeds from new securitization obligations	—	—	903	—	903
Debt issuance costs	(149)	(6)	(2)	—	(157)
Investment by affiliates of Apollo, co-investors, and management	1,999	—	—	—	1,999
Intercompany capital contribution	—	—	50	(50)	—
Intercompany dividend	—	—	(38)	38	—
Intercompany note receivable	—	—	122	(122)	—
Intercompany transactions	445	(428)	8	(25)	—
Other, net	(3)	(9)	—	—	(12)

Net cash provided by (used in) financing activities	6,731	(443)	239	(159)	6,368

Effect of changes in exchange rates on cash and cash equivalents	—	—	1	—	1

Net (decrease) increase in cash and cash equivalents	(361)	11	(4)	(21)	(375)
Cash and cash equivalents, beginning of period	481	45	40	(38)	528

Cash and cash equivalents, end of period	$120	$56	$36	$(59)	$153

Consolidating Statements of Cash Flows

January 1 through April 9, 2007

(in millions)

	Predecessor
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9)	$5	$109	$2	$107

Investing activities
Property and equipment additions	(6)	(25)	—	—	(31)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(22)	—	—	(22)
Proceeds from sale of preferred stock and warrants	22	—	—	—	22
Change in restricted cash	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	16	(47)	(9)	—	(40)

Financing activities
Net change in securitization obligations	—	—	21	—	21
Proceeds from issuances of common stock for equity awards	36	—	—	—	36
Intercompany dividend	—	—	(4)	4	—
Intercompany transactions	130	28	(155)	(3)	—
Other, net	8	(3)	—	—	5

Net cash provided by (used in) financing activities	174	25	(138)	1	62

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	181	(17)	(38)	3	129
Cash and cash equivalents, beginning of period	300	62	78	(41)	399

Cash and cash equivalents, end of period	$481	$45	$40	$(38)	$528

20.	SUBSEQUENT EVENT

On January 21, 2010, Cartus, the Company’s relocation services subsidiary, completed the stock acquisition of Primacy Relocation, LLC, (“Primacy”) for the assumption of approximately $26 million of indebtedness (excluding $9 million of indebtedness related to the sale of relocation receivables) as well as a possible earn-out. Primacy is a prominent relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Europe and Asia. The acquisition enables Cartus to re-enter the U.S. government relocation business, increases its domestic operations, as well as expands the Company’s global relocation capabilities.

Exhibit Index

Exhibit	Description
2.1	Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed July 31, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed August 23, 2006).

2.3	Agreement and Plan of Merger, dated as of December 15, 2006, by and among Domus Holdings Corp., Domus Acquisition Corp. and Realogy Corporation (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed December 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Realogy Corporation’s Current Report on Form 8-K filed April 16, 2007).

3.2	Amended and Restated Bylaws of Realogy Corporation, as amended as of February 4, 2008. (Incorporated by reference to Exhibit 3.2 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007)

4.1	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 10.50% Senior Notes due 2014 (the “10.50% Senior Notes Indenture”) (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.2	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.3	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.4	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.5	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.6	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.7	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.8	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.9	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

Exhibit	Description
4.10	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.11	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.12	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.13	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 10.50% Senior Notes Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.14*	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 10.50% Senior Notes Indenture.

4.15	Indenture dated as of April 10, 2007 by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 11.00%/11.75% Senior Toggle Notes due 2014 (the “11.00%/11.75% Senior Toggle Notes Indenture”) (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.16	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.17	Supplemental Indenture No. 2 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.18	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.19	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.20	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.21	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.22	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.23	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.24	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

Exhibit	Description
4.25	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.22 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.26	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.27	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 11.00%/11.75% Senior Toggle Notes Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.28*	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 11.00%/11.75% Senior Toggle Notes Indenture.

4.29	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee governing the 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Notes Indenture”) (Incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.30	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.31	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.32	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.12 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.33	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.34	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.35	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.36	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.37	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.38	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.32 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

Exhibit	Description
4.39	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.33 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.40	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.41	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.42*	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 12.375% Senior Subordinated Notes Indenture.

4.43	Form of 10.50% Senior Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.44	Form of 11.00%/11.75% Senior Toggle Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.45	Form of 12.375% Senior Subordinated Notes due 2015 (included in the Indenture incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

4.46	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.16 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.47	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.17 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.48	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.18 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.1	Tax Sharing Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.2	Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement filed as Exhibit 10.1 (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

10.3	Credit Agreement dated as of April 10, 2007, by and among Realogy Corporation, Domus Intermediate Holdings Corp., the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc. (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009).

10.4	Guarantee and Collateral Agreement dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009) .

Exhibit	Description
10.5	Incremental Assumption Agreement, dated as of September 28, 2009, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the Second Lien Term Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), and Wilmington Trust Company, as collateral agent for the Second Priority Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009).

10.6	First Amendment, dated as of September 28, 2009, to the Guarantee and Collateral Agreement, dated as of April 10, 2007, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the subsidiaries of Realogy Corporation signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.7	Second Lien Guarantee and Collateral Agreement, dated and effective as of September 28, 2009, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party identified therein and party hereto and Wilmington Trust Company, as collateral agent for the Secured Loan Parties (as defined therein) (Incorporated by reference to Exhibit 10.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.8	Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Priority Secured Parties (as defined therein), Wilmington Trust Company, as Second Lien Collateral Agent for the Second Priority Secured Parties (as defined therein), Realogy Corporation and each of the other Loan Parties (as defined therein) (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.9+ *	Letter Agreement dated as of September 24, 2009, by and among Realogy Corporation, Apollo Management VI, L.P., RCIV Holdings (Luxembourg) S.à.r.l., certain investment funds managed by Apollo Management VI, L.P., and Icahn Partners, L.P. and certain of its affiliates.

10.10**	Employment Agreement dated as of July 31, 2006 between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.11**	Letter Agreement dated December 19, 2006, between Realogy and Henry R. Silverman amending Employment Agreement between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.12**	Term Sheet dated November 13, 2007, among Domus Holdings Corp., Domus Intermediate Holdings Corp., Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.13**	Option Agreement dated as of November 13, 2007, between Domus Holdings Corp. and Henry R. Silverman (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.14**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Richard A. Smith (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.15**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Anthony E. Hull (Incorporated by reference to Exhibit 10.5 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

Exhibit	Description
10.16**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Alexander E. Perriello (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.17**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Bruce G. Zipf (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.18**	Domus Holdings Corp. 2007 Stock Incentive Plan, as amended and restated as of November 13, 2007 (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.19**	Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.20**	Form of Restricted Stock Agreement between Domus Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.21**	Form of Management Investor Rights Agreement among Domus Holdings Corp., Apollo Investment Fund VI, L.P., Domus Investment Holdings, LLC and the Holders party thereto (including the named executive officers of Realogy Corporation) (Incorporated by reference to Exhibit 10.16 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.22**	Realogy Corporation Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.23**	First Amendment to Realogy Corporation Officer Deferred Compensation Plan dated February 29, 2008 (Incorporated by reference to Exhibit 10.53 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.24**	Realogy Corporation Officer Deferred Compensation Plan, Amended and Restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.20 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.25**	First Amendment to Amended and Restated Realogy Corporation Officer Deferred Compensation Plan dated December 23, 2008 (Incorporated by reference to Exhibit 10.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.26+ *	Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.

10.27	Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.28	Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.29+ *	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.

Exhibit	Description
10.30	Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.31	Consent and Amendment dated as of March 14, 2007, between Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, Sotheby’s International Realty Affiliates, Inc., ERA Franchise Systems, Inc. Century 21 Real Estate LLC and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to PHH Corporation, Current Report on Form 8-K filed March 20, 2007).

10.32	Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.33	Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Registration Statement on Form 10 (File No. 001-32852)).

10.34	Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.35	Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.36	Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.37	Lease, dated as of December 29, 2000, between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.38	First Amendment of Lease, dated October 16, 2001, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.39	Second Amendment to Lease, dated as of June 7, 2002, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.40	Third Amendment to Lease, dated as of April 28, 2003, by and between DB Real Estate One Campus Drive, L.P. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(c) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.41	Office Building Lease, dated as of August 29, 2003, between MV Plaza, Inc. and Cendant Corporation (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.42	Agreement of Lease, dated as of August 11, 1997, between MMP Realty, LLC and HFS Mobility Services, Inc. (Incorporated by reference to Exhibit 10.15 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.43	First Amendment to Agreement of Lease, dated as of November 4, 2004, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.44	Second Amendment to Agreement of Lease, dated as of April 18, 2005, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.45+	Sixth Omnibus Amendment Agreement and Consent, dated as of June 6, 2007, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, The Bank of New York, the conduit purchasers, committed purchasers, managing Agents and Calyon New York Branch (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.46+	Amended and Restated Series 2007-1 Indenture Supplement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007, between Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.47	Amendment No. 1 to Series 2007-1 Indenture Supplement dated as of September 8, 2009, among Apple Ridge Funding LLC, as Issuer, and The Bank of New York, as indenture trustee, paying agent, authentication agent and transfer agent and registrar (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009).

10.48	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007 among Apple Ridge Funding LLC, Cartus Corporation, the conduit purchasers, committed purchases and managing agents party thereto and Calyon New York Branch, as administrative and lead arranger (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.49	Consent dated April 30, 2008, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC and the Noteholders signatory thereto (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

10.50	Deed of Amendment, dated December 14, 2007 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited (Incorporated by reference to Exhibit 10.48 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148253)).

10.51	Deed of Amendment, dated May 12, 2008 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

Exhibit	Description
10.52	Deed of Amendment, dated January 8, 2009 among Calyon S.A. London Branch, as lender, funding agent, calculation agent, administrative agent and arranger, UK Relocation Receivables Funding Limited, Realogy Corporation, Cartus Limited, Cartus Services Limited and Cartus Funding Limited (Incorporated by reference to Exhibit 10.55 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.53	Deed of Amendment, dated October 2, 2009, among Calyon S.A., London Branch, as administrative agent, arranger, funding agent, registrar, security agent, calculation agent, alternative funding provider, LMA, S.A., as note purchaser, UK Relocation Receivables Funding Limited, as purchaser and note issuer, Realogy Corporation, as parent, Cartus Limited, as servicer and seller, Cartus Services Limited as seller and Cartus Funding Limited as seller (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009).

10.54**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.50 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.55**	Form of Option Agreement for Independent Directors (Incorporated by reference to Exhibit 10.51 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.56**	Restricted Stock Award for Independent Directors (Incorporated by reference to Exhibit 10.52 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.57**	2008 Realogy Corporation Bonus Plan for Executive Officers (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007 (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.58**	2008-2009 Realogy Corporation Cash Retention Plan (Incorporated by reference to Exhibit 10.62 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.59* **	Amended and Restated 2009 Realogy Multi-Year Executive Retention Plan.

10.60* **	Realogy 2010 Executive Annual Bonus Plan.

21.1*	Subsidiaries of Realogy Corporation.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Compensatory plan or arrangement.
+	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

REALOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

THE YEAR ENDED DECEMBER 31, 2009, DECEMBER 31, 2008, THE PERIOD

FROM JANUARY 1 THROUGH APRIL 9, 2007, AND THE PERIOD FROM

APRIL 10 THROUGH DECEMBER 31, 2007

(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Successor
Year ended December 31, 2009	$43	$21	$5	$(6)	$63
Year ended December 31, 2008	$14	$24	$10	$(5)	$43
Period from April 10 through December 31, 2007	$—	$16	$—	$(2)	$14
Predecessor
Period from January 1 through April 9, 2007	$15	$4	$—	$(1)	$18

Reserve for development advance notes, short term (b)
Successor
Year ended December 31, 2009	$3	$—	$—	$—	$3
Year ended December 31, 2008	$2	$1	$—	$—	$3
Period from April 10 through December 31, 2007	$—	$2	$—	$—	$2
Predecessor
Period from January 1 through April 9, 2007	$1	$—	$—	$—	$1

Reserve for development advance notes, long term (b)
Successor
Year ended December 31, 2009	$21	$2	$—	$(6)	$17
Year ended December 31, 2008	$11	$10	$—	$—	$21
Period from April 10 through December 31, 2007	$—	$11	$—	$—	$11
Predecessor
Period from January 1 through April 9, 2007	$6	$—	$—	$—	$6

Deferred tax asset valuation allowance
Successor
Year ended December 31, 2009	$61	$63	$—	$—	$124
Year ended December 31, 2008	$10	$51	$—	$—	$61
Period from April 10 through December 31, 2007	$3	$6	$1	$—	$10
Predecessor
Period from January 1 through April 9, 2007	$3	$—	$—	$—	$3

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.
(b)	Short-term development advance notes are included in Trade Receivables in the Consolidated Balance Sheets.