Form 10-Q
period 2010-03-31
REALOGY CORP
filed 2010-05-03
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 3, 2010 was 100.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). As of March 31, 2010, our total debt (excluding the securitization obligations) was $6,738 million representing a modest increase in our total debt since the date of the Transactions. The industry and economy have experienced significant declines since the time of the Transactions that have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure;

•

if we experience an event of default under our senior secured credit facility, including but not limited to a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio under such facility, or under our indentures or relocation securitization facilities or a failure to meet our cash interest obligations under these instruments or other lack of liquidity caused by substantial leverage and the adverse conditions in the housing market, such an event would materially and adversely affect our financial condition, results of operations and business. Under our senior secured credit facility, the senior secured leverage ratio limit of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined herein, was 5.0 to 1 at March 31, 2010 and the ratio limit steps down to 4.75 to 1 at March 31, 2011 and thereafter;

•	adverse developments or the absence of sustained improvement in general business, economic, employment and political conditions, including increases in short-term or long-term interest rates;

•	adverse developments or the absence of improvement in the residential real estate markets, either regionally or nationally, including but not limited to:

•

a lack of sustained improvement in the number of homesales, further declines in home prices and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

•	a lack of improvement in consumer confidence and/or the impact of the ongoing or future recessions or slow economic growth and high levels of unemployment in the U.S. and abroad;

•	negative trends and/or a negative perception of the market trends in value for residential real estate;

•	continuing high levels of foreclosure activity;

•	excessive or insufficient home inventory levels;

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

•	concerns or perceptions about the Company’s continued viability, which may impact, among other things, retention of sales associates, franchisees and corporate clients;

•	the impact an increase in interest rates would have on certain of our borrowings that have variable interest and the related increase in our debt service costs that would result therefrom;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•	our inability to sustain the improvements we have realized during the past several years in our operating efficiency through cost savings and business optimization efforts;

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

Other factors not identified above, including the risk factors described under the headings “Forward-Looking Statements” and “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” in the 2009 Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of March 31, 2010, and the related condensed consolidated statement of operations for the three-month period ended March 31, 2010 and the condensed consolidated statement of cash flows for the three-month period March 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

May 3, 2010

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Gross commission income	$588	$472
Service revenue	136	134
Franchise fees	55	50
Other	40	41

Net revenues	819	697

Expenses
Commission and other agent-related costs	377	292
Operating	300	328
Marketing	46	41
General and administrative	78	63
Former parent legacy costs (benefit), net	5	4
Restructuring costs	6	34
Depreciation and amortization	50	51
Interest expense/(income), net	152	144
Other (income)/expense, net	(3)	1

Total expenses	1,011	958

Loss before income taxes, equity in earnings and noncontrolling interest	(192)	(261)
Income tax expense	6	2
Equity in earnings of unconsolidated entities	(1)	(4)

Net loss	(197)	(259)
Less: income attributable to noncontrolling interests	—	—

Net loss attributable to Realogy	$(197)	$(259)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$207	$255
Trade receivables (net of allowance for doubtful accounts of $74 and $66)	118	102
Relocation receivables	315	334
Relocation properties held for sale	55	—
Deferred income taxes	82	85
Other current assets	97	98

Total current assets	874	874
Property and equipment, net	201	211
Goodwill	2,592	2,577
Trademarks	732	732
Franchise agreements, net	2,959	2,976
Other intangibles, net	510	453
Other non-current assets	215	218

Total assets	$8,083	$8,041

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$147	$96
Securitization obligations	239	305
Due to former parent	510	505
Revolving credit facilities and current portion of long-term debt	71	32
Accrued expenses and other current liabilities	698	502

Total current liabilities	1,665	1,440
Long-term debt	6,667	6,674
Deferred income taxes	763	760
Other non-current liabilities	165	148

Total liabilities	9,260	9,022

Commitments and contingencies (Notes 9 and 10)
Equity (deficit):
Common stock	—	—
Additional paid-in capital	2,022	2,020
Accumulated deficit	(3,168)	(2,971)
Accumulated other comprehensive loss	(32)	(32)

Total Realogy stockholder’s deficit	(1,178)	(983)

Noncontrolling interests	1	2

Total equity (deficit)	(1,177)	(981)

Total liabilities and equity (deficit)	$8,083	$8,041

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(197)	$(259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50	51
Deferred income taxes	5	—
Amortization of deferred financing costs and discount on unsecured notes	7	8
Equity in (earnings) losses of unconsolidated entities	(1)	(4)
Other adjustments to net loss	6	6
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(12)	(1)
Relocation receivables and advances	44	153
Relocation properties held for sale	8	14
Other assets	(4)	1
Accounts payable, accrued expenses and other liabilities	109	31
Due (to) from former parent	4	3
Other, net	(6)	1

Net cash provided by operating activities	13	4

Investing Activities
Property and equipment additions	(9)	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(2)
Change in restricted cash	5	(2)
Other, net	1	(1)

Net cash used in investing activities	(3)	(14)

Financing Activities
Net change in revolving credit facilities	19	85
Repayments made for term loan credit facility	(8)	(8)
Net change in securitization obligations	(65)	(79)
Other, net	(4)	(4)

Net cash used in financing activities	(58)	(6)

Net decrease in cash and cash equivalents	(48)	(16)
Cash and cash equivalents, beginning of period	255	437

Cash and cash equivalents, end of period	$207	$421

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$44	$76
Income tax payments (refunds), net	$2	$1

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions)

(Unaudited)

1.	BASIS OF PRESENTATION

Realogy Corporation (“Realogy” or the “Company”), a Delaware corporation, was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (“Cendant”) to separate Cendant into four independent companies—one for each of Cendant’s business segments—real estate services (Realogy), travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.

In December 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). The Merger was consummated on April 10, 2007.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

As the interim Condensed Consolidated Financial Statements of the Company are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated and Combined Financial Statements of the Company for the year ended December 31, 2009 included in the 2009 Form 10-K.

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. At September 30, 2009, the ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA stepped down to 5.0 to 1 and the ratio limit will step down to 4.75 to 1 at March 31, 2011 and thereafter. At March 31, 2010, the Company was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.51 to 1.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from the Company’s parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as the Company’s ability to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital.

If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit agreement as disclosed in the 2009 Form 10-K.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the Swiss Franc, British Pound, Euro and Canadian Dollar. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2010 and December 31, 2009, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $12 million and $15 million, respectively.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility entered into on April 10, 2007. One swap, with a notional value of $350 million, expires in July 2010 and the other swap, with a notional value of $225 million, expires in July 2012. The Company is utilizing pay fixed interest rate (and receives 3-month LIBOR) swaps to perform this hedging strategy. The derivatives are being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps of $13 million and $15 million, net of income taxes, has been recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at March 31, 2010 and December 31, 2009, respectively.

The fair value of derivative instruments were as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010 Fair Value	December 31, 2009 Fair Value
Interest rate swap contracts	Other non-current liabilities	$17	$17
	Other current liabilities	5	8

		$22	$25

The effect of derivative instruments on earnings were as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest rate swap contracts	$3	$5	Interest expense	$(7)	$(4)

		Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Foreign exchange contracts	Operating expense	$—	$1

Financial Instruments

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

The following table summarizes fair value measurements by level at March 31, 2010 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$22	$22
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table summarizes fair value measurements by level at December 31, 2009 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$25	$25
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2009	$25
Included in other comprehensive loss	(3)

Fair value at March 31, 2010	$22

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value primarily determined by quoted market values at:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$239	$239	$305	$305
Term loan facility	3,083	2,744	3,091	2,784
Second Lien Loans	650	725	650	699
Other bank indebtedness	40	40	—	—
Fixed Rate Senior Notes	1,686	1,450	1,686	1,427
Senior Toggle Notes	416	366	416	341
Senior Subordinated Notes	863	629	863	668

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The Company’s income tax expense for the three months ended March 31, 2010 was $6 million. The components of the Company’s income tax expense are as follows:

•	no additional U.S. Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations;

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended March 31, 2010 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets. The net periodic pension cost for the three months ended March 31, 2009 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The new guidance (1) eliminates the concept of qualifying special purpose entities, which will likely result in many transferors consolidating such entities; (2) provides a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; and (4) requires extensive new disclosures. The Company adopted the new guidance beginning January 1, 2010 and the guidance did not have a significant impact on the consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the determination of whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform a qualitative analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE. Under the new guidance, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires ongoing assessments of whether the reporting entity is the primary beneficiary of a VIE to consolidate, requires enhanced disclosures and eliminates the scope exclusion for qualifying special purpose entities. The Company adopted the guidance beginning January 1, 2010 and the guidance did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosures for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial statements.

2.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2010	2009
Net loss	$(197)	$(259)
Foreign currency translation adjustments	(2)	(1)
Unrealized gain on interest rate hedges, net	2	2

Comprehensive loss	$(197)	$(258)

3.	ACQUISITIONS

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

Primacy Acquisition

On January 21, 2010, the Company completed the stock acquisition of Primacy Relocation, LLC, (“Primacy”) for the assumption of approximately $26 million of indebtedness (excluding $9 million of indebtedness related to the sale of relocation receivables) as well as contingent consideration (earn-out payment) related to a portion of earnings generated from Primacy’s “at-risk” relocation business through 2012. Primacy is a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Europe and Asia. The following summarizes the estimated fair values of the assets acquired and liabilities assumed:

•	current assets of $101 million primarily comprised of $27 million of relocation receivables and $63 million of relocation properties;

•	non-current assets of $88 million primarily comprised of goodwill of $15 million and intangible assets of $67 million;

•	current liabilities of $179 million primarily comprised of accounts payable and accrued expenses of $90 million, home mortgage obligations of $62 million and bank indebtedness of $27 million; and

•	non-current liabilities of $10 million.

The goodwill and intangible assets were primarily assigned to the Company’s Relocation Services segment and are discussed in Note 4, “Intangible Assets”.

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2009	$2,265	$762	$625	$397	$4,049
Accumulated impairment	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2009	1,556	604	344	73	2,577
Goodwill acquired(a)	—	—	15	—	15

Balance at March 31, 2010	$1,556	$604	$359	$73	$2,592

(a)	The increase in goodwill relates to the acquisition of Primacy.

Intangible assets are as follows:

	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements(a)	$2,019	$205	$1,814	$2,019	$188	$1,831
Unamortizable—Franchise agreement(b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$205	$2,959	$3,164	$188	$2,976

Unamortizable – Trademarks(c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements(d)	$45	$3	$42	$45	$3	$42
Amortizable—Pendings and listings(e)	—	—	—	1	1	—
Amortizable—Customer relationships(f) (i)	529	79	450	467	70	397
Unamortizable—Title plant shares(g)	10	—	10	10	—	10
Amortizable—Other(h) (i)	12	4	8	7	3	4

Total Other Intangibles	$596	$86	$510	$530	$77	$453

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreements).
(e)	Amortized over the estimated closing period of the underlying contracts (in most cases approximately 5 months).
(f)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 5 to 20 years.
(g)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(h)	Generally amortized over periods ranging from 2 to 10 years.
(i)	The acquisition of Primacy increased customer relationships intangibles by $62 million and other intangibles by $5 million.

Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2010	2009
Franchise agreements	$17	$17
Customer relationships	9	6
Other	—	—

Total	$26	$23

Based on the Company’s amortizable intangible assets as of March 31, 2010, the Company expects related amortization expense for the remainder of 2010, the four succeeding years and thereafter to approximate $82 million, $109 million, $109 million, $109 million, $109 million and $1,796 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31, 2010	December 31, 2009
Accrued payroll and related employee costs	$88	$78
Accrued volume incentives	15	18
Accrued commissions	24	19
Restructuring accruals	43	47
Deferred income	75	64
Accrued interest	228	125
Relocation services home mortgage obligations	52	—
Other	173	151

	$698	$502

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	March 31, 2010	December 31, 2009
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	3,083	3,091
Second Lien Loans	650	650
Other bank indebtedness	40	—
Fixed Rate Senior Notes	1,686	1,686
Senior Toggle Notes	416	416
Senior Subordinated Notes	863	863
Securitization Obligations:
Apple Ridge Funding LLC	219	281
U.K. Relocation Receivables Funding Limited	20	24

	$6,977	$7,011

SENIOR SECURED CREDIT FACILITY

The senior secured credit facility consists of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii), and (iii), collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility.

Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0% or (b) the higher of the Federal Funds Effective Rate plus 0.5% or JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0%. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to reductions based on the attainment of certain leverage ratios. The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced from $512 million on December 31, 2009 to $511 million at March 31, 2010. The synthetic letter of credit facility was used to post a letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes.

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

In late 2009, the Company incurred $650 million of second lien term loans under the incremental loan (accordion) feature of the senior secured credit facility (the “Second Lien Loans”). The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically, the Company’s total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at March 31, 2010. The ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or the Unsecured Notes (defined below). EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant. At March 31, 2010, the Company was in compliance with the senior secured leverage ratio. See “Financial Conditions, Liquidity and Capital Resources – EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

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

In order to comply with the senior secured leverage ratio for the twelve-month periods ending June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from the Company’s parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macro-economic conditions affecting the Company.

Based upon the Company’s current financial forecast, as well as the Company’s ability to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve month period and reduce net senior secured indebtedness upon actual receipt of such capital.

OTHER BANK INDEBTEDNESS

On January 21, 2010, in conjunction with the Primacy acquisition, the Company entered into a $40 million revolving credit facility with a bank that expires in January 2013. This revolving credit facility is not secured by assets of the Company or any of its subsidiaries but is supported by a letter of credit issued under the senior secured credit facility. The revolving credit facility bears interest of LIBOR plus 1.5% or a minimum of 3% and interest payments are payable on the first of each month.

On April 23, 2010, the Company entered into $30 million of revolving credit facilities with two banks that expire in April 2011, with certain options for renewal. On April 28, 2010, the Company borrowed the $30 million under these facilities. These revolving credit facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The revolving credit facilities bear interest at a weighted average rate of LIBOR plus 1.7% or a minimum of 2.8% and interest payments are payable either monthly or quarterly, at the Company’s option.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the Company would be required to repay approximately $132 million in April 2012 in accordance with the indenture governing the Senior Toggle Notes.

The Senior Subordinated Notes mature on April 15, 2015 and bear interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

SECURITIZATION OBLIGATIONS

The Company issues secured obligations through Apple Ridge Funding LLC and U.K. Relocation Receivables Funding Limited. The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term which expires in April 2012. The U.K. Relocation Funding Limited securitization program is a revolving program with a four-year term which expires in April 2011. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $306 million of underlying relocation receivables and other related relocation assets at March 31, 2010 and $364 million of underlying relocation receivables, relocation properties held for sale and other related relocation assets at December 31, 2009. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $5 million for the three months ended March 31, 2010 and 2009, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 3.0% for the three months ended March 31, 2010 and 2009, respectively.

AVAILABLE CAPACITY

As of March 31, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$674
Term loan facility(2)	October 2013	3,083	3,083	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness	January 2013	40	40	—
Fixed Rate Senior Notes(3)	April 2014	1,700	1,686	—
Senior Toggle Notes(4)	April 2014	419	416	—
Senior Subordinated Notes(5)	April 2015	875	863	—
Securitization obligations:
Apple Ridge Funding LLC(6) (7)	April 2012	500	219	281
U.K. Relocation Receivables Funding Limited(6)	April 2011	76	20	56

		$8,093	$6,977	$1,011

(1)	The available capacity under this facility was reduced by $76 million of outstanding letters of credit at March 31, 2010. On April 30, 2010, the Company had $105 million outstanding on the revolving credit facility and issued an additional $30 million of letters of credit in April 2010 in connection with the additional other bank indebtedness.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.25% at March 31, 2010.
(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $14 million.
(4)	Consists of $419 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $12 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	On March 31, 2010, the Company elected to reduce the available capacity of the Apple Ridge facility from $650 million to $500 million.

7.	RESTRUCTURING COSTS

2010 Restructuring Program

During the first three months of 2010, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $13 million in 2010. As of March 31, 2010, the Company has recognized $6 million of this expense.

Restructuring charges by segment for the three months ended March 31, 2010 were as follows:

	Opening Balance	Expense Recognized and Other Additions		Cash Payments/ Other Reductions	Liability as of March 31, 2010
Real Estate Franchise Services	$—	$—		$—	$—
Company Owned Real Estate
Brokerage Services	—	3		(1)	2
Relocation Services	—	3	(a)	—	3
Title and Settlement Services	—	1		(1)	—
Corporate and Other	—	—		—	—

	$—	$7		$(2)	$5

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

The table below shows restructuring charges by category and the corresponding payments and other reductions for the three months ended March 31, 2010:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions	$1	$5	$1	$7
Cash payments and other reductions	(1)	—	(1)	(2)

Balance at March 31, 2010	$—	$5	$—	$5

2009 Restructuring Program

During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2009 was $34 million.

The recognition of the 2009 restructuring charge and the corresponding utilization from inception to March 31, 2010 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	2	32	—	34
Cash payments and other reductions	(1)	(6)	—	(7)

Balance at March 31, 2010	$1	$26	$—	$27

8.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the

Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of restricted stock to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which was based upon the fair value of the Company on the date of the grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholders of Holdings. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted an aggregate 291,000 stock options and 9,000 shares of restricted stock to senior management employees and an independent director of the Company. No stock options were granted during 2009 or during the three months of 2010. As of March 31, 2010, the total number of shares available for future grant under the Plan was approximately 1.9 million shares.

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

The fair value of the tranche A options was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of tranche B and C options was estimated on the date of grant using a lattice based option valuation model.

Restricted Stock Granted by Holdings

One-half of the restricted stock granted to employees “cliff” vested in October 2008 and the remaining restricted stock “cliff” vested in April 2010. One-half of the director restricted stock “cliff” vested in August 2009 and the remaining restricted stock will “cliff” vest in February 2011. Shares were granted at the fair market price of $10 which was the price paid by affiliates of Apollo and co-investors in connection with the purchase of Holdings shares on the date the merger was consummated.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2 million related to the incentive equity awards granted by Holdings for the three months ended March 31, 2010 and 2009.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Stock
	A	B	C
Outstanding at December 31, 2009	7.79	3.87	3.87	0.23
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(0.08)	(0.04)	(0.04)	—

Outstanding at March 31, 2010	7.71	3.83	3.83	0.23

Exercisable at March 31, 2010	3.08	—	—	—

Weighted average remaining contractual term (years)	7.25	7.25	7.25

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2010	3.08	$10.00	7.24 years	$—

As of March 31, 2010, there was $13 million of unrecognized compensation cost related to the remaining vesting period of tranche A options and restricted shares under the Plan, and $21 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A and restricted stock will be recorded in future periods as compensation expense over a weighted average period of approximately 2.1 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

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

The due to former parent balance was $510 million and $505 million at March 31, 2010 and December 31, 2009, respectively. The largest category of contingent liabilities included in due to former parent relates to contingent tax liabilities. The amount of contingent tax liabilities was $364 million at March 31, 2010 and December 31, 2009. The remaining portion of the contingent liabilities include liabilities relating to (i) accrued interest on the contingent tax liabilities, (ii) Cendant’s terminated or divested businesses, and (iii) the residual portion of accruals for Cendant operations.

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

In connection with these agreements, the Company recorded revenues of $2 million and $2 million for the three months ended March 31, 2010 and 2009, respectively. The Company recorded equity earnings of $1 million and $4 million for the three months ended March 31, 2010 and 2009, respectively.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2010 and 2009, the Company has recognized revenue and expenses related to these transactions of less than $1 million in the aggregate in each period.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) alleging that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency; (iii) by former franchisees, alleging that franchise agreements were improperly terminated, (iv) contending that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (v) contending that NRT’s legal assistance program constitutes the illegal sale of insurance; (vi) concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; (vii) concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent and (viii) claims for alleged RESPA violations.

The foregoing cases are in addition to the former parent contingent liability matters under which Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any former parent liability. The former parent contingent liabilities include an estimate of attorneys’ fees payable to the plaintiffs under a nine-year old legacy Cendant litigation matter not related to real estate, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”), in which the district court in September 2007 granted summary judgment on the breach of contract claims asserted by the plaintiffs. The summary judgment award plus interest through June 30, 2009 for the Company’s former parent was approximately $98 million and also provided for the award of attorneys’ fees to the plaintiff. In July 2009, the summary judgment award was paid in full (including $62 million paid by the

Company to its former parent to satisfy the Company’s portion of the liability). In September 2009, the Plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs, comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. Both parties have filed briefs with respect to the pending motion and, in January 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. The Company believes the amount requested does not represent reasonable attorneys’ fees and therefore has accrued a lesser amount which it believes is representative of reasonable attorneys’ fees.

The Company believes that it has adequately accrued for such legal matters as appropriate or for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, there may be greater risk of unfavorable resolutions in the current environment due to various factors including the absence of other defendants (due to business failures) that may be the real cause of the liability and greater negative sentiment toward corporate defendants. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of certain payments made to the Internal Revenue Service (“IRS”) to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. Balances due to the Company’s former parent for pre-separation tax returns and related tax attributes were estimated as of December 31, 2006 and were adjusted in connection with the filing of the pre-separation tax returns. These balances have been and will be adjusted after the settlement of the related tax audits of these periods. The tax indemnification accruals for the Company’s former parent tax matters were $364 million at March 31, 2010.

Although the Company and its former parent believe there is appropriate support for the positions taken on its tax returns, the Company and its former parent have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

The IRS is currently examining Cendant’s taxable years 2003 through 2006, during which time the Company was included in Cendant’s tax returns. The Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, the Company is working with the other former Cendant companies, and through them, the IRS to resolve outstanding audit and tax sharing issues. At present, the Company believes the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former

Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Contingent Liability Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit supports the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities.

Apollo Management Fee Agreement

In connection with the Transactions, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out of pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company has agreed to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

Escrow and Trust Deposits

As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $364 million and $161 million at March 31, 2010 and December 31, 2009, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

Deposits at FDIC-insured institutions are covered up to $250,000 through December 31, 2013 (such limit having increased from $100,000 in late 2008). In addition, in October 2008, the FDIC implemented, and thereafter extended through December 31, 2010, a program that provides depositors with unlimited coverage for non-interest bearing transaction accounts at FDIC-insured institutions that elected to participate in the program. The unlimited insurance coverage extended through December 31, 2010 for non-interest bearing accounts is applicable for escrow and trusts deposits held in non-interest bearing transaction/checking accounts at those banks that have agreed to participate in the extended program.

11.	SEGMENT INFORMATION

Presented below are the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. Management evaluates the operating results of each of its segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented in the Company’s Condensed Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Revenue(a)
	Three Months Ended March 31,
	2010	2009
Real Estate Franchise Services	$122	$105
Company Owned Real Estate Brokerage Services	601	491
Relocation Services	76	71
Title and Settlement Services	65	68
Corporate and Other(b)	(45)	(38)

Total Company	$819	$697

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $45 million and $38 million for the three months ended March 31, 2010 and 2009, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $7 million and $6 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three months ended March 31, 2010 and 2009, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA(a)
	Three Months Ended March 31,
	2010	2009
Real Estate Franchise Services	$65	$44
Company Owned Real Estate Brokerage Services	(34)	(84)
Relocation Services	4	—
Title and Settlement Services	(5)	(5)
Corporate and Other	(19)	(17)

Total Company	11	(62)
Less:
Depreciation and amortization	50	51
Interest expense, net	152	144
Income tax expense	6	2

Net loss	$(197)	$(259)

(a)	Includes $6 million of restructuring costs and $5 million of former parent legacy costs for the three months ended March 31, 2010, compared to $34 million of restructuring costs and $4 million of former parent legacy costs for the three months ended March 31, 2009.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Operations and Cash Flows for: (i) Realogy Corporation (the “Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Company on a consolidated basis. The guarantor subsidiaries are comprised of 100% owned entities, and guarantee on an unsecured senior subordinated basis the Senior Subordinated Notes and on an unsecured senior basis the Fixed Rate Senior Notes and Senior Toggle Notes. Guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the condensed consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$588	$—	$—	$588
Service revenue	—	94	42	—	136
Franchise fees	—	55	—	—	55
Other	—	39	1	—	40

Net revenues	—	776	43	—	819
Expenses
Commission and other agent-related costs	—	377	—	—	377
Operating	—	267	33	—	300
Marketing	—	46	—	—	46
General and administrative	15	60	3	—	78
Former parent legacy costs (benefit), net	5	—	—	—	5
Restructuring costs	—	6	—	—	6
Depreciation and amortization	3	47	—	—	50
Interest expense/(income), net	150	2	—	—	152
Other (income)/expense, net	(1)	(2)	—	—	(3)
Intercompany transactions	1	(1)	—	—	—

Total expenses	173	802	36	—	1,011
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(173)	(26)	7	—	(192)
Income tax expense (benefit)	19	(16)	3	—	6
Equity in earnings of unconsolidated entities	—	—	(1)	—	(1)
Equity in (earnings) losses of subsidiaries	5	(5)	—	—	—

Net income (loss)	(197)	(5)	5	—	(197)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Realogy	$(197)	$(5)	$5	$—	$(197)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$472	$—	$—	$472
Service revenue	—	93	41	—	134
Franchise fees	—	50	—	—	50
Other	—	40	1	—	41

Net revenues	—	655	42	—	697
Expenses
Commission and other agent-related costs	—	292	—	—	292
Operating	—	298	30	—	328
Marketing	—	41	—	—	41
General and administrative	10	51	2	—	63
Former parent legacy costs (benefit), net	4	—	—	—	4
Restructuring costs	2	32	—	—	34
Depreciation and amortization	2	49	—	—	51
Interest expense/(income), net	143	1	—	—	144
Other (income)/expense, net	—	—	1	—	1
Intercompany transactions	2	(2)	—	—	—

Total expenses	163	762	33	—	958
Income (loss) before income taxes, equity in earnings and noncontrolling interest	(163)	(107)	9	—	(261)
Income tax expense (benefit)	41	(43)	4	—	2
Equity in earnings of unconsolidated entities	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	55	(9)	—	(46)	—

Net income (loss)	(259)	(55)	9	46	(259)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Realogy	$(259)	$(55)	$9	$46	$(259)

Condensed Consolidating Balance Sheet

As of March 31, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$119	$48	$43	$(3)	$207
Trade receivables, net	—	90	28	—	118
Relocation receivables	—	15	300	—	315
Relocation properties held for sale	—	55	—	—	55
Deferred income taxes	28	54	—	—	82
Intercompany note receivable	—	19	18	(37)	—
Other current assets	14	66	17	—	97

Total current assets	161	347	406	(40)	874
Property and equipment, net	21	176	4	—	201
Goodwill	—	2,592	—	—	2,592
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,959	—	—	2,959
Other intangibles, net	—	510	—	—	510
Other non-current assets	88	77	50	—	215
Investment in subsidiaries	8,014	116	—	(8,130)	—

Total assets	$8,284	$7,509	$460	$(8,170)	$8,083

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$11	$129	$10	$(3)	$147
Securitization obligations	—	—	239	—	239
Intercompany note payable	—	18	19	(37)	—
Due to former parent	510	—	—	—	510
Revolving credit facilities and current portion of long-term debt	32	39	—	—	71
Accrued expenses and other current liabilities	285	384	29	—	698
Intercompany payables	1,722	(1,754)	32	—	—

Total current liabilities	2,560	(1,184)	329	(40)	1,665
Long-term debt	6,667	—	—	—	6,667
Deferred income taxes	(568)	1,331	—	—	763
Other non-current liabilities	83	67	15	—	165
Intercompany liabilities	719	(719)	—	—	—

Total liabilities	9,461	(505)	344	(40)	9,260

Total equity (deficit)	(1,177)	8,014	116	(8,130)	(1,177)

Total liabilities and equity (deficit)	$8,284	$7,509	$460	$(8,170)	$8,083

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$194	$24	$42	$(5)	$255
Trade receivables, net	—	77	25	—	102
Relocation receivables	—	(20)	354	—	334
Deferred income taxes	31	54	—	—	85
Intercompany note receivable	—	13	18	(31)	—
Other current assets	12	66	20	—	98

Total current assets	237	214	459	(36)	874
Property and equipment, net	23	184	4	—	211
Goodwill	—	2,577	—	—	2,577
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,976	—	—	2,976
Other intangibles, net	—	453	—	—	453
Other non-current assets	93	76	49	—	218
Investment in subsidiaries	8,022	116	—	(8,138)	—

Total assets	$8,375	$7,328	$512	$(8,174)	$8,041

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$11	$82	$8	$(5)	$96
Securitization obligations	—	—	305	—	305
Intercompany note payable	—	18	13	(31)	—
Due to former parent	505	—	—	—	505
Current portion of long-term debt	32	—	—	—	32
Accrued expenses and other current liabilities	180	295	27	—	502
Intercompany payables	1,712	(1,740)	28	—	—

Total current liabilities	2,440	(1,345)	381	(36)	1,440
Long-term debt	6,674	—	—	—	6,674
Deferred income taxes	(557)	1,317	—	—	760
Other non-current liabilities	82	51	15	—	148
Intercompany liabilities	717	(717)	—	—	—

Total liabilities	9,356	(694)	396	(36)	9,022

Total equity (deficit)	(981)	8,022	116	(8,138)	(981)

Total liabilities and equity (deficit)	$8,375	$7,328	$512	$(8,174)	$8,041

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(49)	$3	$60	$(1)	$13

Investing activities
Property and equipment additions	(1)	(8)	—	—	(9)
Change in restricted cash	—	—	5	—	5
Intercompany note receivable	—	(5)	—	5	—
Other, net	—	1	—	—	1

Net cash provided by (used in) investing activities	(1)	(12)	5	5	(3)

Financing activities
Net change in revolving credit facility	—	19	—	—	19
Repayments made for term loan facility	(8)	—	—	—	(8)
Net change in securitization obligations	—	—	(65)	—	(65)
Intercompany dividend	—	—	(3)	3	—
Intercompany note payable	—	—	5	(5)	—
Intercompany transactions	(16)	16	—	—	—
Other, net	(1)	(2)	(1)	—	(4)

Net cash provided by (used in) financing activities	(25)	33	(64)	(2)	(58)

Net (decrease) increase in cash and cash equivalents	(75)	24	1	2	(48)
Cash and cash equivalents, beginning of period	194	24	42	(5)	255

Cash and cash equivalents, end of period	$119	$48	$43	$(3)	$207

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(77)	$(55)	$144	$(8)	$4

Investing activities
Property and equipment additions	—	(9)	—	—	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(2)	—	—	(2)
Change in restricted cash	—	—	(2)	—	(2)
Intercompany note receivable	—	50	—	(50)	—
Other, net	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	—	39	(3)	(50)	(14)

Financing activities
Net change in revolving credit facility	85	—	—	—	85
Payments made for term loan facility	(8)	—	—	—	(8)
Net change in securitization obligations	—	—	(79)	—	(79)
Intercompany dividend	—	—	(6)	6	—
Intercompany note payable	—	—	(50)	50	—
Intercompany transactions	(32)	17	15	—	—
Other, net	(1)	(2)	(1)	—	(4)

Net cash provided by (used in) financing activities	44	15	(121)	56	(6)

Net (decrease) increase in cash and cash equivalents	(33)	(1)	20	(2)	(16)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$345	$25	$56	$(5)	$421

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated and Combined Financial Statements and accompanying Notes included in the 2009 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2009 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

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

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2010, we had approximately 14,900 franchised and company owned offices and 264,000 sales associates operating under our brands in the U.S. and 92 other countries and territories around the world, which included approximately 750 of our company owned and operated brokerage offices with approximately 45,000 sales associates.

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

We were incorporated on January 27, 2006 to facilitate a plan by Cendant to separate Cendant into four independent companies—one for each of Cendant’s real estate services, travel distribution services, hospitality services (including timeshare resorts), and vehicle rental businesses. On July 31, 2006, the separation became effective.

In December 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (“Apollo”). The Merger was consummated on April 10, 2007. As a result of the Merger, Realogy became an indirect wholly-owned subsidiary of Holdings. We incurred substantial indebtedness as a result of the Merger. Our high leverage imposes various significant burdens and obligations on the Company.

As discussed under the heading “Industry Trends,” the domestic residential real estate market has been in a significant and lengthy downturn. As a result, our results of operations have been, and may continue to be, materially adversely affected.

Industry Trends

Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth over the past 36 years it is only now showing signs of stabilizing from a significant and prolonged downturn, which initially began in the second half of 2005. Since the onset of the recession in the U.S. economy in December 2007, the housing market has been impacted by consumer sentiment about the overall state of the economy, particularly consumer anxiety over negative economic growth and high unemployment. The deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 caused a further decrease in homesale transactions through the first half of 2009 and more downward pressure on homesale prices for the full year. Based upon data published by NAR, annual U.S. existing homesale units declined by 27% and the median price declined by 21% from 2005 to 2009.

Interest rates continue to be at historically low levels, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of price decline. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from an annual average of 6.0% in 2008 to 5.0% as of March 2010. However, mortgage underwriting standards remain conservative, thereby mitigating some of the favorable impact of lower interest rates. As part of a broader plan to bring stability to credit markets and stimulate the housing market, beginning in late 2008 the Federal Reserve entered into a program to purchase up to $1.25 billion of mortgage-backed securities in an attempt to lower interest rates. The Federal Reserve completed the program in March 2010.

As more fully described in the 2009 Form 10-K, the residential real estate market has benefitted from a homebuyer tax credit, which was included in the American Recovery and Reinvestment Act of 2009 (enacted in February 2009) which initially provided for a tax credit equal to 10% of a home’s purchase price, up to a maximum of $8,000, to qualified first-time home buyers for the purchase of a principal residence on or before November 30, 2009. Under The Worker, Homeownership And Business Assistance Act of 2009 (enacted in November 2009), the homebuyer tax credit available to qualified first-time home buyers was extended and the scope of the tax credit was expanded to provide a tax credit equal to 10% of the home’s purchase price, up to a maximum of $6,500, for qualified move-up buyers. Qualified buyers must sign a binding contract on or before April 30, 2010 and close on the purchase no later than June 30, 2010. According to NAR and Fannie Mae, the tax credit has helped to stimulate housing activity.

During the second half of 2009, homesale transactions increased on a year-over-year basis due in part to modest economic growth, an improvement in the stock market from its March 2009 lows, gradually improving consumer confidence (though it remains at relatively low levels) and the effect of the government stimulus and monetary policies, including the Federal Reserve’s purchase of mortgage-backed securities and the homebuyer tax credit, described above. The increase in homesale transactions has continued in the first quarter of 2010 and has been positively impacted by the extension of the homebuyer tax credit, historically low mortgage rates and a high housing affordability index.

According to NAR, the inventory of existing homes for sale is 3.6 million homes at March 2010 compared to 3.3 million homes at December 2009. The March 2010 inventory level represents a seasonally adjusted 8.0 months supply. Although concerns over foreclosure activities remain, the housing inventory level has improved when compared to 2008 and the first half of 2009. The supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing home ownership rates, interest rate trends and locally based dynamics such as housing demand relative to housing supply. Although we have seen improvement in affordability, an increase in homesale transactions and average homesale price and a lessening in the overhang of housing inventory, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a housing recovery include:

•	the possibility of higher mortgage rates, which could be impacted by the disorderly liquidation of the mortgage-backed securities that are currently being held by the Federal Reserve;

•	lower unit sales, following the expiration of the homebuyer tax credit in June 2010;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth; and

•	a lack of stability or improvement in home ownership levels in the U.S.

Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

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

Homesales

Existing homesale transactions declined from 2006 through the first half of 2009 but a positive trend began in the second half of 2009. In the third quarter of 2009, homesale activity was equal to or exceeded the prior year’s activity albeit at a lower average selling price. In the fourth quarter of 2009 and the first quarter of 2010, homesale transactions improved meaningfully as the fourth quarter of 2008 and the first quarter of 2009 were particularly weak and the first-time homebuyers credit positively impacted the number of transactions in many markets nationwide.

	Full Year Forecasted 2010 vs. 2009	First Quarter 2010 vs. 2009	Full Year 2009 vs. 2008	Full Year 2008 vs. 2007
Number of Homesales
Industry
NAR(a)	7%	12%	5%	(13%)
Fannie Mae(a)	6%	12%	5%	(13%)
Realogy
Real Estate Franchise Services		8%	(1%)	(18%)
Company Owned Real Estate Brokerage Services		11%	—%	(16%)

(a)	Existing homesale data is as of April 2010 for NAR and Fannie Mae.

According to NAR, existing homesale transactions were 4.9 million in 2008 and 5.2 million homes in 2009. As of April 2010, NAR estimates that existing homesale transactions will increase to 5.5 million for 2010 reflecting a 7% increase in homesale transactions. Results for the Company were consistent with NAR’s reported industry trend as our homesale sides activity was essentially flat in 2009 compared to 2008 and improved in the first quarter of 2010 with an 8% increase in our Real Estate Franchise Services segment and an 11% increase for our Company Owned Real Estate Brokerage Services segment.

As of April 2010, NAR is forecasting a 4% increase in homesale transaction activity from 5.5 million homes for 2010 to 5.7 million homes for 2011. Fannie Mae’s forecast as of April 2010 shows a 9% increase in homesale transaction activity from 5.5 million homes for 2010 to 5.9 million homes for 2011.

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold declined in 2007, 2008 and 2009. Our financial results for these years confirmed this declining price trend as evidenced by homesale price declines in our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services businesses. In 2009, the decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment was impacted by a higher level of REO and short sale activity as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price points to lower price points. In the first quarter of 2010, our Company outperformed the median price reported by NAR, due to the geographic areas we serve as well as a greater impact from increased activity in the mid and higher price point areas and less REO activity thereby improving average homesale price relative to the first quarter of last year.

	Full Year Forecasted 2010 vs. 2009	First Quarter 2010 vs. 2009	Full Year 2009 vs. 2008	Full Year 2008 vs. 2007
Price of Homes
Industry
NAR(a)	3%	(1%)	(13%)	(10%)
Fannie Mae(a)	(1%)	—%	(13%)	(10%)
Realogy
Real Estate Franchise Services		3%	(11%)	(7%)
Company Owned Real Estate Brokerage Services		17%	(18%)	(10%)

(a)	Existing homesale price data is for median price and is as of April 2010 for NAR and Fannie Mae.

With respect to homesale prices, NAR as of April 2010 is forecasting a 3% increase in median homesale prices for 2010 compared to 2009. However, Fannie Mae’s forecast as of April 2010 shows prices decreasing 1% in 2010 compared to 2009.

NAR as of April 2010 is forecasting a 4% increase in median homesale prices for 2011 compared to 2010. However, Fannie Mae’s forecast as of April 2010 shows prices remaining flat in 2011 compared to 2010.

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

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines which began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index was 115 in 2007, 138 in 2008 and 172 in 2009. The March 2010 index of 171 remained consistent with the 2009 index and the overall improvement in this index could favorably impact a housing recovery.

Other Factors

During the downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact reported transaction volumes in the future. Due to the factors noted above, we increased our bad debt and note reserves in 2009 and we continue to actively monitor the collectability of receivables and notes from our franchisees. This ongoing assessment could result in an increase in our allowance for doubtful accounts and note reserves in the future.

The real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The housing industry is also affected by interest rate volatility. Also, tightened mortgage underwriting criteria limits many customers’ ability to qualify for a mortgage. Typically, if mortgage rates fall or remain low, the number of homesale transactions increase as homeowners choose to move or renters decide to purchase a home because financing appears affordable. If inflation becomes more prevalent and mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay these higher mortgage rates.

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

Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was, more than offset by increases in homesale prices. From 2007 through 2009, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

The decline in the number of homesale transactions and the decline in homesale prices has and could continue to adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services, and reducing the referral fees we earn in our relocation services business. Our results could also be negatively affected by a decline in commission rates charged by brokers.

The following table presents our drivers for the three months ended March 31, 2010 and 2009. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2010	2009	% Change
Real Estate Franchise Services(a)
Closed homesale sides	193,340	178,233	8%
Average homesale price	$188,478	$182,865	3%
Average homesale broker commission rate	2.55%	2.57%	(2) bps
Net effective royalty rate	5.04%	5.15%	(11) bps
Royalty per side	$252	$253	—%

Company Owned Real Estate Brokerage Services
Closed homesale sides	52,532	47,499	11%
Average homesale price	$417,782	$355,838	17%
Average homesale broker commission rate	2.48%	2.55%	(7) bps
Gross commission income per side	$11,161	$9,909	13%

Relocation Services
Initiations(b)	33,175	27,677	20%
Referrals(c)	12,109	10,719	13%

Title and Settlement Services
Purchase title and closing units	19,947	18,810	6%
Refinance title and closing units	11,935	19,933	(40%)
Average price per closing unit	$1,353	$1,211	12%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
(b)	Includes 5,177 of initiations related to the Primacy acquisition in 2010.
(c)	Includes 716 of referrals related to the Primacy acquisition in 2010.

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

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Our consolidated results comprised the following:

	Three Months Ended March 31,
	2010	2009	Change
Net revenues	$819	$697	$122
Total expenses(1)	1,011	958	53

Net loss before income taxes, equity in earnings and noncontrolling interests	(192)	(261)	69
Income tax expense	6	2	4
Equity in earnings of unconsolidated entities	(1)	(4)	3

Net loss	(197)	(259)	62
Less: Net income attributable to noncontrolling interests	—	—	—

Net loss attributable to Realogy	$(197)	$(259)	$62

(1)	Total expenses for the three months ended March 31, 2010 include $6 million of restructuring costs and $5 million of former parent legacy costs. Total expenses for the three months ended March 31, 2009 include $34 million of restructuring costs and $4 million of former parent legacy costs.

Net revenues increased $122 million (18%) for the first quarter of 2010 compared with the first quarter of 2009 principally due to an increase in revenues across all of our operating segments (except for the Title and Settlement Services segment) primarily due to increases in the number of homesale transactions, the average price of the homes sold and the impact of the Primacy acquisition.

Total expenses increased $53 million (6%) primarily due to an increase of $85 million of commission expenses paid to real estate agents due to increased gross commission income partially offset by:

•	a decrease of $8 million in operating, marketing and general and administrative expenses primarily due to restructuring activities implemented in 2009; and

•	a decrease in restructuring expense of $28 million compared to the same period in 2009.

Our income tax expense for the three months ended March 31, 2010 was $6 million. Our income tax expense was comprised of the following:

•	no additional U.S. Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations;

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31:

	Revenues			EBITDA (b)			Margin
	2010	2009	% Change	2010	2009	% Change	2010	2009	Change
Real Estate Franchise Services	$122	$105	16%	$65	$44	48%	53%	42%	11
Company Owned Real Estate Brokerage Services	601	491	22	(34)	(84)	60	(6)	(17)	11
Relocation Services	76	71	7	4	—	100	5	—	5
Title and Settlement Services	65	68	(4)	(5)	(5)	—	(8)	(7)	(1)
Corporate and Other(a)	(45)	(38)	*	(19)	(17)	*

Total Company	$819	$697	18%	$11	$(62)	118%	1%	(9%)	10

Less: Depreciation and amortization				50	51
Interest expense, net				152	144
Income tax expense				6	2

Net loss attributable to Realogy				$(197)	$(259)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $45 million and $38 million during the three months ended March 31, 2010 and 2009, respectively.
(b)	Includes $6 million of restructuring costs and $5 million of former parent legacy costs for the three months ended March 31, 2010, compared to $34 million of restructuring costs and $4 million of former parent legacy costs for the three months ended March 31, 2009.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 10 percentage points for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increases in revenue across all of our operating segments (except for the title and settlement services segment).

On a segment basis, the Real Estate Franchise Services segment margin increased 11 percentage points to 53% from 42% in the prior period. The three months ended March 31, 2010 reflected an increase in homesale transactions and average homesale price, lower bad debt expense and notes reserve expense and the impact of cost-saving initiatives. The Company Owned Real Estate Brokerage Services segment margin increased 11 percentage points to negative 6% from negative 17% in the comparable prior period. The three months ended March 31, 2010 reflected an increase in the number of homesale transactions and average homesale price combined with lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin increased 5 percentage points to 5% from breakeven in the comparable prior period primarily due to lower operating expenses primarily as a result of restructuring and cost-saving activities. The Title and Settlement Services segment margin decreased 1 percentage point to negative 8% from negative 7% in the prior period due to lower refinance transaction volume.

The Corporate and Other expense for the three months ended March 31, 2010 increased $2 million to $19 million due to an increase in employee related retention and bonus accruals partially offset by the absence of restructuring costs in the first quarter of 2010 compared to the same period in 2009.

Real Estate Franchise Services

Revenues increased $17 million to $122 million and EBITDA increased $21 million to $65 million for the three months ended March 31, 2010 compared with the same period in 2009.

The increase in revenue was driven by a $3 million increase in third-party domestic franchisee royalty revenue due to an 8% increase in the number of homesale transactions and a 3% increase in the average homesale price from our third-party franchisees offset by a reduced average broker commission rate and lower net effective commission rate.

The increase in revenue was also attributable to a $7 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $43 million and $36 million during the first quarter of 2010 and 2009, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for Real Estate Franchise Services segment. In addition, marketing revenue and related marketing expenses increased $7 million due to higher transaction volume compared to the same period in 2009.

The $21 million increase in EBITDA was principally due to the increase in revenues discussed above, a $9 million decrease in bad debt and notes reserve expense as a result of improved collection activities and a $3 million decrease in other operating expenses.

Company Owned Real Estate Brokerage Services

Revenues increased $110 million to $601 million and EBITDA increased $50 million to a negative $34 million for the three months ended March 31, 2010 compared with the same period in 2009.

The increase in revenues, excluding REO revenues, of $121 million was substantially comprised of increased commission income earned on homesale transactions which was primarily driven by a 17% increase in the average price of homes sold and an 11% increase in the number of homesale transactions partially offset by a decrease in the average broker commission rate. The increase in the average homesale price and lower average broker commission rate are primarily the result of a modest shift in homesale activity from lower to higher price points. We believe the 11% increase in homesale transactions is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $11 million to $9 million in the three months ended March 31, 2010 compared to the same period in 2009 due to generally reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business tends to be countercyclical to the overall state of the housing market.

EBITDA increased $50 million due to the $110 million increase in revenues discussed above as well as the following:

•	a decrease in restructuring expense of $22 million for the three months ended March 31, 2010 compared to the same period in the prior year; and

•	a decrease of $12 million in other operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs;

partially offset by:

•	an increase of $85 million in commission expenses paid to real estate agents as a result of the increase in revenue; and

•	an increase of $7 million in royalties paid to our Real Estate Franchise Services segment, principally as a result of the increase in revenues earned on homesale transactions.

Relocation Services

On January 21, 2010, the Company completed the acquisition of Primacy Relocation, LLC, (“Primacy”), a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Europe and Asia. The acquisition enabled the Company to re-enter the U.S. government relocation business, increase its domestic operations, as well as expand the Company’s global relocation capabilities.

Revenues increased $5 million to $76 million and EBITDA increased $4 million for the three months ended March 31, 2010 compared with the same period in 2009. The $5 million increase in revenue includes $13 million in revenues related to the post acquisition operations of Primacy.

Relocation revenue, excluding the Primacy acquisition, decreased $8 million and was primarily driven by:

•	a $3 million decrease in referral fee revenue primarily due to lower domestic transaction volume as a result of lower homesale authorization volume, partially offset by higher average fees;

•	a decrease of $2 million in at-risk homesale revenue mainly due to the prior year winddown of the government portion of the at-risk business;

•	a $2 million decrease in international revenue due to lower transaction volume; and

•	a $1 million decrease in relocation service fee revenues, primarily due to lower domestic transaction volume.

The acquisition of Primacy contributed $13 million of revenue to the first quarter which consisted of:

•	$4 million of referral fee revenue;

•	$4 million of government at-risk revenue;

•	$3 million of international revenue; and

•	$2 million in relocation service fee revenue.

EBITDA, excluding the Primacy acquisition, increased $5 million for the three months ended March 31, 2010 compared with the same period in 2009 due to a $5 million decrease in restructuring expenses, a decrease of $2 million in other operating expenses primarily as a result of cost-saving activities and reduced employee costs, a year over year improvement of $4 million related to legal expenses and $2 million related to the favorable revaluation of foreign currency denominated transactions, partially offset by the $8 million reduction in revenues noted above. EBITDA related to the Primacy acquisition was negative $1 million and consisted of $9 million of operating expenses, $2 million of restructuring expenses and $3 million of costs associated with at-risk homesale transactions offset by the $13 million of Primacy revenues noted above.

Title and Settlement Services

Revenues decreased $3 million to $65 million and EBITDA remained flat for the three months ended March 31, 2010 compared with the same period in 2009.

The decrease in revenues was primarily driven by a $7 million decrease in volume from refinancing transactions partially offset by a $3 million increase in resale volume and underwriter revenue. EBITDA remained flat as a result of cost reductions which offset the decrease in revenues discussed above.

2010 Restructuring Program

During the first three months of 2010, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $13 million in 2010. As of March 31, 2010, the Company has recognized $6 million of this expense.

Restructuring charges by segment for the three months ended March 31, 2010 were as follows:

	Opening Balance	Expense Recognized and Other Additions		Cash Payments/ Other Reductions	Liability as of March 31, 2010
Real Estate Franchise Services	$—	$—		$—	$—
Company Owned Real Estate Brokerage Services	—	3		(1)	2
Relocation Services	—	3	(a)	—	3
Title and Settlement Services	—	1		(1)	—
Corporate and Other	—	—		—	—

	$—	$7		$(2)	$5

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

The table below shows restructuring charges by category and the corresponding payments and other reductions for the three months ended March 31, 2010:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions	$1	$5	$1	$7
Cash payments and other reductions	(1)	—	(1)	(2)

Balance at March 31, 2010	$—	$5	$—	$5

2009 Restructuring Program

During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2009 was $34 million.

The recognition of the 2009 restructuring charge and the corresponding utilization from inception to March 31, 2010 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	2	32	—	34
Cash payments and other reductions	(1)	(6)	—	(7)

Balance at March 31, 2010	$1	$26	$—	$27

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31, 2010	December 31, 2009	Change
Total assets	$8,083	$8,041	$42
Total liabilities	9,260	9,022	238
Total equity (deficit)	(1,177)	(981)	(196)

For the three months ended March 31, 2010, total assets increased $42 million primarily as a result of the Primacy acquisition which increased relocation properties $55 million, goodwill $15 million and intangible assets, net of amortization, $64 million. These increases were partially offset by a decrease in cash and cash equivalents of $48 million, a decrease in relocation receivables of $19 million and a decrease in franchise agreements of $17 million due to amortization. Total liabilities increased $238 million principally due to a $247 million increase in accounts payable and other accrued expenses primarily related to a $103 million increase in accrued interest and a $52 million increase in home mortgage obligations related to the Primacy acquisition. In addition, indebtedness increased due to the Company entering into a $40 million revolving credit facility for the Primacy acquisition, partially offset by decreased securitization obligations of $66 million. Total equity (deficit) decreased $196 million due to the net loss for the three months ended March 31, 2010.

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

Although we have seen improvement in affordability, an increase in homesale transactions and average homesale price and a lessening in the overhang of housing inventory, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a housing recovery include:

•	the possibility of higher mortgage rates, which could be impacted by the disorderly liquidation of the mortgage-backed securities that are currently being held by the Federal Reserve;

•	lower unit sales, following the expiration of the homebuyer tax credit in June 2010;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth; and

•	a lack of stability or improvement in home ownership levels in the U.S.

Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

At March 31, 2010, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures.

***

We may need to incur additional debt or issue equity. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. We cannot assure that financing will be available to us on acceptable terms or at all. Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control and may require us to refinance or restructure our debt. We have considered and will continue to evaluate potential transactions to refinance our indebtedness, including transactions to reduce net debt, extend maturities or reduce first lien debt. There can be no assurance as to which, if any, of these alternatives we may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements.

Cash Flows

At March 31, 2010, we had $207 million of cash and cash equivalents, a decrease of $48 million compared to the balance of $255 million at December 31, 2009. The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$13	$4	$9
Investing activities	(3)	(14)	11
Financing activities	(58)	(6)	(52)

Net change in cash and cash equivalents	$(48)	$(16)	$(32)

For the three months ended March 31, 2010 compared to the same period in 2009, we provided $9 million of additional cash from operations as compared to the same period in 2009. Such change is principally due to a reduction in relocation receivables of $109 million offset by an increase in accounts payable and accrued expense of $78 million and improved operating results.

For the three months ended March 31, 2010 compared to the same period in 2009, we used $11 million less cash for investing activities. Such change is mainly due to a decrease in restricted cash of $7 million.

For the three months ended March 31, 2010 compared to the same period in 2009, we used $52 million more cash in financing activities. The net change in cash flows used in financing activities is the result of a decrease in incremental revolver borrowings of $66 million offset by a decrease in securitization obligations of $14 million.

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

Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0% or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0%. The term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to reductions based on the attainment of certain leverage ratios. The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was $512 million on December 31, 2009 and $511 million at March 31, 2010. The synthetic letter of credit facility was used to post a letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes.

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

In late 2009, the Company incurred $650 million of second lien term loans under the incremental loan (accordion) feature of the senior secured credit facility (the “Second Lien Loans”). The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

At March 31, 2010, the Company had $3,083 million outstanding under the term loan facility, $511 million of letters of credit outstanding under our synthetic letter of credit facility, an additional $76 million of outstanding letters of credit under our revolving credit facility and $650 million of Second Lien Loans.

OTHER BANK INDEBTEDNESS

On January 21, 2010, in conjunction with the Primacy acquisition, the Company entered into a $40 million revolving credit facility with a bank that expires in January 2013. This revolving credit facility is not secured by assets of the Company or any of its subsidiaries but is supported by a letter of credit issued under the senior secured credit facility. The revolving credit facility bears interest of LIBOR plus 1.5% or a minimum of 3% and interest payments are payable on the first of each month.

On April 23, 2010, the Company entered into $30 million of revolving credit facilities with two banks that expire in April 2011, with certain options for renewal. On April 28, 2010, the Company borrowed the $30 million under these facilities. These revolving credit facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The revolving credit facilities bear interest at a weighted average rate of LIBOR plus 1.7% or a minimum of 2.8% and interest payments are payable either monthly or quarterly, at the Company’s option.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the Company would be required to repay approximately $132 million in April 2012 in accordance with the indenture governing the Senior Toggle Note indenture agreement.

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

DEBT RATINGS

Standard and Poor’s and Moody’s have rated our debt and determined that our Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and the Unsecured Notes rating was C and Ca, respectively. The rating outlook was negative. With the issuance of the Second Lien Loans in September 2009, Standard and Poor’s and Moody’s initiated a rating of C and Caa3, respectively, for this new tranche of indebtedness. The debt ratings and outlook noted above continue to be in effect as of March 31, 2010. It is possible that the rating agencies may downgrade our ratings further based upon our results of operations and financial condition or as a result of national and/or global economic events.

SECURITIZATION OBLIGATIONS

The Company issues secured obligations through Apple Ridge Funding LLC and U.K. Relocation Receivables Funding Limited. The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term which expires in April 2012. The U.K. Relocation Funding Limited securitization program is a revolving program with a four-year term which expires in April 2011. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $306 million and $364 million of underlying relocation receivables and other related relocation assets at March 31, 2010 and December 31, 2009, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $5 million for the three months ended March 31, 2010 and 2009, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 3.0% for the three months ended March 31, 2010 and 2009, respectively.

AVAILABLE CAPACITY

As of March 31, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$674
Term loan facility(2)	October 2013	3,083	3,083	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness	January 2013	40	40	—
Fixed Rate Senior Notes(3)	April 2014	1,700	1,686	—
Senior Toggle Notes(4)	April 2014	419	416	—
Senior Subordinated Notes(5)	April 2015	875	863	—
Securitization obligations:
Apple Ridge Funding LLC(6)(7)	April 2012	500	219	281
U.K. Relocation Receivables Funding Limited(6)	April 2011	76	20	56

		$8,093	$6,977	$1,011

(1)	The available capacity under this facility was reduced by $76 million of outstanding letters of credit at March 31, 2010. Based upon the senior secured leverage ratio of 4.51 to 1 at March 31, 2010, we could have borrowed as of such date an additional $315 million under the revolving credit facility under the senior secured credit agreement and remained in compliance with the 5 to 1 maximum senior secured leverage ratio. On April 30, 2010, the Company had $105 million outstanding on the revolving credit facility and issued an additional $30 million of letters of credit in April 2010 in connection with the additional other bank indebtedness.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.25% at March 31, 2010.

(3)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $14 million.
(4)	Consists of $419 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million.
(5)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $12 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	On March 31, 2010, the Company elected to reduce the available capacity of the Apple Ridge facility from $650 million to $500 million.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at March 31, 2010. The ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or the Unsecured Notes. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At March 31, 2010, the Company was in compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve month periods ending June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

The Company’s current financial forecast of Adjusted EBITDA considers numerous factors including open homesale contract trends, industry forecasts and macroeconomic factors, local market dynamics and concentrations in the markets in which we operate. Our twelve month forecast is updated monthly to consider the actual results of the Company and incorporates current homesale contract activity, updated industry forecasts and macroeconomic factors and changes in local market dynamics as well as additional cost savings and business optimization initiatives underway or to be implemented by management. As such initiatives are implemented, management, as permitted by the existing agreement, will pro forma the effect of such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve-month period.

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

If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.

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

A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2010 is set forth in the following table:

	Year Ended December 31, 2009	Less	Equals	Plus	Equals
		Three Months Ended March 31, 2009	Nine Months Ended December 31, 2009	Three Months Ended March 31, 2010	Twelve Months Ended March 31, 2010
Net loss attributable to Realogy	$(262)	$(259)	$(3)	$(197)	$(200	)(a)
Income tax expense (benefit)	(50)	2	(52)	6	(46)

Loss before income taxes	(312)	(257)	(55)	(191)	(246)
Interest expense, net	583	144	439	152	591
Depreciation and amortization	194	51	143	50	193

EBITDA	465	(62)	527	11	538	(b)
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy cost (benefit) items, net(c)					10
Pro forma cost-savings for 2010 restructuring initiatives(d)					7
Pro forma cost-savings for 2009 restructuring initiatives(e)					14
Pro forma effect of business optimization initiatives(f)					40
Non-cash charges(g)					21
Non-recurring fair value adjustments for purchase accounting(h)					5
Pro forma effect of acquisitions and new franchisees(i)					12
Apollo management fees(j)					15
Proceeds from WEX contingent asset(k)					55
Incremental securitization interest costs(l)					2
Expenses incurred in debt modification activities(m)					4
Gain on extinguishment of debt					(75)

Adjusted EBITDA					$648

Total senior secured net debt(n)					$2,922
Senior secured leverage ratio					4.51x

(a)	Net loss attributable to Realogy consists of: (i) a loss of $15 million for the second quarter of 2009; (ii) income of $58 million for the third quarter of 2009; (iii) a loss of $46 million for the fourth quarter of 2009 and (iv) a loss of $197 million for the first quarter of 2010.
(b)	EBITDA consists of: (i) $185 million for the second quarter of 2009; (ii) $253 million for the third quarter of 2009; (iii) $89 million for the fourth quarter of 2009 and (iv) $11 million for the first quarter of 2010.
(c)	Consists of $42 million of restructuring costs and $1 million of merger costs offset by a net benefit of $33 million for former parent legacy items.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first three months of 2010. From this restructuring, we expect to reduce our operating costs by approximately $8 million on a twelve-month run-rate basis and estimate that $1 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2009 through the time they were put in place had those actions been effected on April 1, 2009.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2009. From this restructuring, we expect to reduce our operating costs by approximately $42 million on a twelve-month run-rate basis and estimate that $28 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2009 through the time they were put in place had those actions been effected on April 1, 2009.
(f)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs of $15 million as well as $25 million for employee retention accruals.

(g)	Represents the elimination of non-cash expenses, including a $14 million write-down of a cost method investment acquired in 2006, $2 million for the change in the allowance for doubtful accounts and notes reserves from April 1, 2009 through March 31, 2010, $7 million of stock-based compensation expense, less $2 million related to the unrealized net gains on foreign currency transactions and foreign currency forward contracts.
(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.
(i)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on April 1, 2009. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2009.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended March 31, 2010.
(k)	Wright Express Corporation (“WEX”) was divested by Cendant in February 2005 through an initial public offering (“IPO”). As a result of such IPO, the tax basis of WEX’s tangible and intangible assets increased to their fair market value which may reduce federal income tax that WEX might otherwise be obligated to pay in future periods. Under Article III of the Tax Receivable Agreement dated February 22, 2005 among WEX, Cendant and Cartus (the “TRA”), WEX was required to pay Cendant 85% of any tax savings related to the increase in fair value utilized for a period of time that we expect will be beyond the maturity of the notes. Cendant is required to pay 62.5% of these tax-savings payments received from WEX to us. The Company received $6 million of recurring tax receivable payments from WEX during the last twelve months. On June 26, 2009, we entered into a Tax Receivable Prepayment Agreement with WEX, pursuant to which WEX simultaneously paid us the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to Realogy under Article III of the TRA.
(l)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2010.
(m)	Represents the expenses incurred in connection with the Company’s unsuccessful debt modification activities in the third quarter of 2009.
(n)	Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $3,083 million plus $14 million of capital lease obligations less $175 million of readily available cash as of March 31, 2010. Pursuant to the terms of the senior secured credit agreement, senior secured net debt does not include Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or Unsecured Notes.

LIQUIDITY RISKS

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

On the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 5.0 to 1 at March 31, 2010. The ratio steps down to 4.75 to 1 at March 31, 2011 and thereafter. In order to comply with the senior secured leverage ratio for the twelve-month periods ending June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

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

Interest Rate Risk

Certain of our borrowings, primarily First Lien Loans under our senior secured credit facility, and borrowings under our securitization obligations, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.

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

CONTRACTUAL OBLIGATIONS

Our future contractual obligations as of March 31, 2010 have not changed significantly from the amounts reported in our 2009 Form 10-K except for the additional indebtedness incurred related to the Primacy acquisition.

POTENTIAL DEBT PURCHASES OR SALES

Our affiliates have purchased a portion of our indebtedness and we or our affiliates from time to time may purchase additional portions of our indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine. Affiliates who own portions of our indebtedness earn interest on a consistent basis compared with third party owners.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the 2009 Form 10-K, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our principal market exposure is interest rate risk. At March 31, 2010, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At March 31, 2010, we had total long-term debt of $6,738 million, excluding $239 million of securitization obligations. Of the $6,738 million of long-term debt, the Company has $3,123 million of variable interest rate debt primarily based on LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $575 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our interest expense by approximately $25 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At March 31, 2010, the fair value of our long-term debt approximated $5,954 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $141 million impact on the fair value of our long-term debt.

Item 4T.	Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following updates certain disclosures with respect to legal and regulatory proceedings contained in our 2009 Form 10-K.

Legal—Real Estate Business

Larpenteur v. Burnet Realty, Inc., d/b/a Coldwell Banker Burnet, and Burnet Title, Inc., No. 27 CV 0824562 (Hennepin County District Court, Minnesota), This putative class action was filed on September 26, 2008 against the Company’s Minnesota operations for NRT and TRG alleging that the brokerage’s affiliated business relationship with TRG and the practice of referring business to TRG violates the brokerage’s fiduciary duty as a broker and sales agent to its customers. Plaintiffs allege that there are lower cost comparable alternatives to TRG’s Burnet Title and that recommending the higher costing Burnet Title is a breach of duty. The complaint further alleges that the brokerage was unjustly enriched as a result of the affiliated business relationship. As to Burnet Title, the complaint alleges that it aided and abetted the breach of the Company’s fiduciary duty to the customer. Discovery for this class action has commenced. In December 2008, the Company’s Minnesota operations for NRT and TRG — the defendants in this action — filed a motion to strike the class action allegation and a motion for judgment on the pleadings. On March 6, 2009, the Court denied without prejudice defendants’ motion for judgment on the pleadings, to strike class allegations and to deny class certification. Plaintiff’s motion for class certification was filed on January 4, 2010 and the Company’s opposition papers were filed on January 15, 2010. An evidentiary hearing on the class certification motion was held from January 25 to 27, 2010. By decision, dated March 10, 2010, the court denied class certification.

Realogy Corporation v. Triomphe Partners and Triomphe Immobilien (AAA/District New York). Realogy initiated binding arbitration proceedings to collect sums due to it, plus attorneys fees and costs, from the former master franchisor of the Coldwell Banker brand for 28 countries in Eastern and Western Europe. Realogy also seeks a declaration that it properly terminated the international franchise contracts because Triomphe failed to properly cure pending defaults. Triomphe has asserted a counterclaim alleging that the contracts were not properly terminated and that the contracts were terminated in violation of the Illinois Franchise Practices Act. Triomphe seeks damages for lost profits, as well as attorneys’ fees and costs. Arbitration proceedings were held in July and November 2009, and in January and March 2010. The evidentiary portion of the case has been closed. Final argument has been scheduled for May 27, 2010.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: May 3, 2010	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and Chief Financial Officer

Date: May 3, 2010	/s/ Dea Benson
Dea Benson
Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

4.1	Supplemental Indenture No. 14 dated February 25, 2010, to the 10.50% Senior Notes Indenture.

4.2	Supplemental Indenture No. 14 dated February 25, 2010, to the 11.00%/11.75% Senior Toggle Notes Indenture.

4.3	Supplemental Indenture No. 14 dated February 25, 2010, to the 12.375% Senior Subordinated Notes Indenture.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.