Form 10-Q
period 2010-06-30
REALOGY CORP
filed 2010-08-10
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 10, 2010 was 100.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). As of June 30, 2010, our total debt (excluding the securitization obligations) was $6,847 million representing a moderate increase in our total debt since the date of the Transactions. The industry and economy have experienced significant declines since the time of the Transactions that have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure;

•

if we experience an event of default under our senior secured credit facility, including but not limited to a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio under such facility, or under our indentures or relocation securitization facilities or a failure to meet our cash interest obligations under these instruments or other lack of liquidity caused by substantial leverage and the adverse conditions in the housing market, such an event would materially and adversely affect our financial condition, results of operations and business. Under our senior secured credit facility, the senior secured leverage ratio limit of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined herein, was 5.0 to 1 at June 30, 2010 and the ratio limit steps down to 4.75 to 1 on March 31, 2011 and thereafter;

•	adverse developments or the absence of sustained improvement in general business, economic, employment and political conditions;

•	adverse developments or the absence of improvement in the residential real estate markets, either regionally or nationally, including but not limited to:

•

a lack of sustained improvement in the number of homesales, further declines in home prices and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

•	a lack of improvement in consumer confidence;

•	the impact of ongoing or future recessions, slow economic growth and high levels of unemployment in the U.S. and abroad;

•	the termination of the federal homebuyer tax credit program or any other legislative changes that would impact the residential real estate market;

•	negative trends and/or a negative perception of the market trends in value for residential real estate;

•	continuing high levels of foreclosure activity including but not limited to the release of homes for sale by financial institutions;

•	excessive or insufficient home inventory levels;

•

lower homeownership rates in the U.S. due to various factors, including, but not limited to, high unemployment levels, inflation, reduced demand or more attractive rental markets due in part to uncertainty regarding future home values;

•	reduced availability of mortgage financing or financing availability on terms not sufficiently attractive to homebuyers;

•	our geographic and high-end market concentration relating in particular to our company-owned brokerage operations; and

•	local and regional conditions in the areas where our franchisees and brokerage operations are located;

•

the final resolutions or outcomes with respect to Cendant’s (as defined herein) remaining contingent and corporate tax liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows;

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

•

competition in our existing and future lines of business, including, but not limited to, more favorable compensation arrangements to attract sales agents for residential real estate brokerages, and the financial resources of competitors;

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•	adverse effects of natural disasters or environmental catastrophes;

•	our failure to enter into or renew franchise agreements, maintain our brands or the inability of franchisees to survive the most recent real estate downturn;

•	disputes or issues with entities that license us their tradenames for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees;

•	the loss of any of our senior management or key managers or employees;

•

the cumulative effect of adverse litigation or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws, including any changes that would (1) require classification of independent contractors to employee status, (2) place additional limitations or restrictions on affiliated transactions, which would have the effect of limiting or restricting collaboration among our business units, or (3) interpret the Real Estate Settlement Procedures Act or RESPA in a manner that would adversely affect our operations and business arrangements; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.

Other factors not identified above, including those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the risks described under the headings “Forward-Looking Statements” and “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.

Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statements contained in our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of June 30, 2010, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2010 and June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 10, 2010

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Gross commission income	$941	$746	$1,529	$1,218
Service revenue	185	161	321	295
Franchise fees	81	72	136	122
Other	46	39	86	80

Net revenues	1,253	1,018	2,072	1,715

Expenses
Commission and other agent-related costs	612	477	989	769
Operating	310	313	610	641
Marketing	50	45	96	86
General and administrative	57	53	135	116
Former parent legacy costs (benefit), net	(314)	(46)	(309)	(42)
Restructuring costs	4	10	10	44
Depreciation and amortization	49	48	99	99
Interest expense/(income), net	155	147	307	291
Other (income)/expense, net	(3)	(11)	(6)	(10)

Total expenses	920	1,036	1,931	1,994

Income (loss) before income taxes, equity in earnings and noncontrolling interests	333	(18)	141	(279)
Income tax expense	118	5	124	7
Equity in earnings of unconsolidated entities	(8)	(8)	(9)	(12)

Net income (loss)	223	(15)	26	(274)
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	—

Net income (loss) attributable to Realogy	$222	$(15)	$25	$(274)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$265	$255
Trade receivables (net of allowance for doubtful accounts of $70 and $66)	133	102
Relocation receivables	387	334
Relocation properties held for sale	39	—
Deferred income taxes	79	85
Other current assets	107	98

Total current assets	1,010	874
Property and equipment, net	193	211
Goodwill	2,591	2,577
Trademarks	732	732
Franchise agreements, net	2,942	2,976
Other intangibles, net	499	453
Other non-current assets	221	218

Total assets	$8,188	$8,041

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$179	$96
Securitization obligations	290	305
Due to former parent	197	505
Revolving credit facilities and current portion of long-term debt	162	32
Accrued expenses and other current liabilities	583	502

Total current liabilities	1,411	1,440
Long-term debt	6,685	6,674
Deferred income taxes	876	760
Other non-current liabilities	167	148

Total liabilities	9,139	9,022

Commitments and contingencies (Notes 9 and 10)
Equity (deficit):
Common stock	—	—
Additional paid-in capital	2,023	2,020
Accumulated deficit	(2,946)	(2,971)
Accumulated other comprehensive loss	(30)	(32)

Total Realogy stockholder’s deficit	(953)	(983)

Noncontrolling interests	2	2

Total equity (deficit)	(951)	(981)

Total liabilities and equity (deficit)	$8,188	$8,041

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$26	$(274)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	99	99
Deferred income taxes	120	3
Amortization of deferred financing costs and discount on unsecured notes	15	15
Equity in (earnings) losses of unconsolidated entities	(9)	(12)
Other adjustments to net income (loss)	9	14
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(26)	(10)
Relocation receivables and advances	(29)	277
Relocation properties held for sale	24	19
Other assets	(7)	9
Accounts payable, accrued expenses and other liabilities	58	26
Due (to) from former parent	(311)	8
Other, net	(7)	(2)

Net cash (used in) provided by operating activities	(38)	172

Investing Activities
Property and equipment additions	(21)	(15)
Net assets acquired (net of cash acquired) and acquisition-related payments	(2)	(4)
Net proceeds from sale of assets	5	—
Purchases of certificates of deposit	(10)	—
Change in restricted cash	2	(3)

Net cash used in investing activities	(26)	(22)

Financing Activities
Net change in revolving credit facilities	110	95
Repayments made for term loan credit facility	(16)	(16)
Net change in securitization obligations	(13)	(274)
Other, net	(7)	(7)

Net cash provided by (used in) financing activities	74	(202)

Effect of changes in exchange rates on cash and cash equivalents	—	3
Net increase (decrease) in cash and cash equivalents	10	(49)
Cash and cash equivalents, beginning of period	255	437

Cash and cash equivalents, end of period	$265	$388

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$274	$249
Income tax payments (refunds), net	$5	$4

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

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

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

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each quarter. At June 30, 2010, the maximum ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA was 5.0 to 1 and the ratio limit will step down to 4.75 to 1 on March 31, 2011 and thereafter. At June 30, 2010, the Company was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.34 to 1.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from the Company’s parent company, (e) obtaining additional debt or equity financing from third party sources or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

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

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the British Pound, Swiss Franc, Euro and Canadian Dollar. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2010 and December 31, 2009, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $16 million and $15 million, respectively.

The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company is utilizing pay fixed rate interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy. The Company entered into two interest rate swaps in April 2007 with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $350 million, expired in July 2010 and the other swap, with a notional value of $225 million, expires in July 2012. In June 2010, the Company entered into an additional interest rate swap with a notional value of $200 million to hedge the variability in cash flows resulting from the term loan facility. This swap is effective beginning in December 2010 and expires in December 2012. The derivatives are being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps of $12 million and $15 million, net of income taxes, has been recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at June 30, 2010 and December 31, 2009, respectively.

The fair value of derivative instruments were as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010 Fair Value	December 31, 2009 Fair Value
Interest rate swap contracts	Other non-current liabilities	$18	$17
	Other current liabilities	1	8

		$19	$25

The effect of derivative instruments on earnings were as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate swap contracts	$3	$6	Interest expense	$(6)	$(13)

	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009		Three Months Ended June 30 2009	Six Months Ended June 30, 2009
Interest rate swap contracts	$2	$7	Interest expense	$(5)	$(9)

	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign exchange contracts	Operating expense	$1	$1

	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts	Operating expense	$(2)	$(1)

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

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$19	$19
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$25	$25
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2009	$25
Change reflected in other comprehensive loss	(6)

Fair value at June 30, 2010	$19

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value primarily determined by quoted market values at:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$290	$290	$305	$305
Term loan facility	3,075	2,668	3,091	2,784
Second Lien Loans	650	689	650	699
Other bank indebtedness	130	130	—	—
Fixed Rate Senior Notes	1,687	1,447	1,686	1,427
Senior Toggle Notes	441	382	416	341
Senior Subordinated Notes	864	647	863	668

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The Company’s income tax expense for the three and six months ended June 30, 2010 was $118 million and $124 million, respectively. The components of the Company’s income tax expense for the six months ended June 30, 2010 are as follows:

•

as a result of our former parent company’s IRS examination settlement of Cendant’s taxable years 2003 through 2006, $109 million of income tax expense was recorded for the reduction of certain deferred tax assets;

•	due to the recognition of a full valuation allowance for domestic operations, no additional U.S. Federal income tax benefit was recognized for the current period;

•	income tax expense of $13 million was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	income tax expense of $2 million was recognized primarily for foreign and state income taxes for certain jurisdictions.

Supplemental Cash Flow Information

For the periods presented, the Company had the following significant non-cash transactions:

In the second quarter of 2010 and 2009, pursuant to the terms of the Senior Toggle Notes, the Company elected to satisfy the interest payment obligation by issuing $25 million and $34 million, respectively, of Senior Toggle Notes which resulted in a non-cash transfer between accrued interest and long term debt.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended June 30, 2010 was less than $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets. The net periodic pension cost for the three months ended June 30, 2009 was less than $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets.

The net periodic pension cost for the six months ended June 30, 2010 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $4 million offset by a benefit of $3 million for the expected return on assets. The net periodic pension cost for the six months ended June 30, 2009 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $4 million offset by a benefit of $3 million for the expected return on assets.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use the best estimated selling price (“BESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the BESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and does not believe that the guidance will have a significant impact on the consolidated financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosures for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on the consolidated financial statements.

2.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$223	$(15)	$26	$(274)
Foreign currency translation adjustments	1	4	(1)	3
Change in fair value of interest rate hedges, net	1	2	3	4

Comprehensive income (loss)	225	(9)	28	(267)
Comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—

Total comprehensive income (loss) attributable to Realogy	$224	$(9)	$27	$(267)

3.	ACQUISITIONS

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

Primacy Acquisition

On January 21, 2010, the Company completed the stock acquisition of Primacy Relocation, LLC (“Primacy”) for the assumption of approximately $26 million of indebtedness (excluding $9 million of indebtedness related to the sale of relocation receivables) as well as contingent consideration (earn-out payment) related to a portion of earnings generated from Primacy’s “at-risk” relocation business through 2012. In accordance with current accounting guidance, the contingent consideration liability is adjusted to its fair value at each reporting period.

Primacy is a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Canada, Europe and Asia. The following summarizes the estimated fair values of the assets acquired and liabilities assumed:

•	current assets of $101 million primarily comprised of $27 million of relocation receivables and $63 million of relocation properties held for sale;

•	non-current assets of $88 million primarily comprised of goodwill of $16 million and intangible assets of $67 million;

•	current liabilities of $179 million primarily comprised of accounts payable and accrued expenses of $90 million, home mortgage obligations of $62 million and bank indebtedness of $27 million; and

•	non-current liabilities of $10 million.

The goodwill and intangible assets were primarily assigned to the Company’s Relocation Services segment and are discussed in Note 4, “Intangible Assets”.

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2009	$2,265	$762	$625	$397	$4,049
Accumulated impairment	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2009	1,556	604	344	73	2,577
Goodwill acquired(a)	—	—	16	—	16
Goodwill reduction for locations sold	—	(2)	—	—	(2)

Balance at June 30, 2010	$1,556	$602	$360	$73	$2,591

(a)	The increase in goodwill relates to the acquisition of Primacy in January 2010.

Intangible assets are as follows:

	As of June 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements(a)	$2,019	$222	$1,797	$2,019	$188	$1,831
Unamortizable—Franchise agreement(b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$222	$2,942	$3,164	$188	$2,976

Unamortizable—Trademarks(c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements(d)	$45	$3	$42	$45	$3	$42
Amortizable—Customer relationships(e) (h)	529	89	440	467	70	397
Unamortizable—Title plant shares(f)	10	—	10	10	—	10
Amortizable Other(g) (h)	12	5	7	8	4	4

Total Other Intangibles	$596	$97	$499	$530	$77	$453

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreements).
(e)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 5 to 20 years.
(f)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(g)	Generally amortized over periods ranging from 2 to 10 years.
(h)	The acquisition of Primacy increased customer relationships intangibles by $62 million and other intangibles by $5 million.

Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Franchise agreements	$17	$17	$34	$34
Customer relationships	10	7	19	13
Other	—	—	—	—

Total	$27	$24	$53	$47

Based on the Company’s amortizable intangible assets as of June 30, 2010, the Company expects related amortization expense for the remainder of 2010, the four succeeding years and thereafter to approximate $55 million, $108 million, $108 million, $108 million, $108 million and $1,799 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	June 30, 2010	December 31, 2009
Accrued payroll and related employee costs	$113	$78
Accrued volume incentives	13	18
Accrued commissions	31	19
Restructuring accruals	40	47
Deferred income	74	64
Accrued interest	122	125
Relocation services home mortgage obligations	35	—
Other	155	151

	$583	$502

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	June 30, 2010	December 31, 2009
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	3,075	3,091
Second Lien Loans	650	650
Other bank indebtedness	130	—
Fixed Rate Senior Notes	1,687	1,686
Senior Toggle Notes	441	416
Senior Subordinated Notes	864	863
Securitization Obligations:
Apple Ridge Funding LLC	268	281
U.K. Relocation Receivables Funding Limited	22	24

	$7,137	$7,011

SENIOR SECURED CREDIT FACILITY

The senior secured credit facility consists of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii), and (iii), collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental loan facility.

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was reduced from $512 million on December 31, 2009 to $507 million at June 30, 2010. The synthetic letter of credit facility was used to post a letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The Company is able to utilize a maximum of $100 million of the synthetic letter of credit for general corporate purposes.

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

In late 2009, the Company incurred $650 million of second lien term loans under the incremental loan feature of the senior secured credit facility (the “Second Lien Loans”). The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain on the last day of each quarter a senior secured leverage ratio not to exceed a maximum amount. Specifically, the Company’s total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at June 30, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or the Unsecured Notes (defined below). EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant. At June 30, 2010, the Company was in compliance with the senior secured leverage ratio. See “Financial Conditions, Liquidity and Capital Resources – EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

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

In order to comply with the senior secured leverage ratio for the twelve-month periods ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from the Company’s parent company, (e) obtaining additional debt or equity financing from third party sources or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macro-economic conditions affecting the Company.

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

OTHER BANK INDEBTEDNESS

During 2010, the Company has entered into five separate revolving credit facilities to borrow up to $130 million principal amount of indebtedness. These facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of June 30, 2010, the Company has borrowed $130 million under these facilities, $40 million of which was used to finance the Primacy acquisition in January 2010. These facilities bear interest at a weighted average rate of LIBOR plus 1.6% or a minimum of LIBOR plus 1.4% and interest payments are payable either monthly or quarterly.

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

SECURITIZATION OBLIGATIONS

The Company issues secured obligations through Apple Ridge Funding LLC and U.K. Relocation Receivables Funding Limited. The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term which expires in April 2012. The U.K. Relocation Funding Limited securitization program is a revolving program with a four-year term which expires in April 2011, though beginning in April 2010, in accordance with the securitization program terms, no new relocation initiations have been placed into this program. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $373 million and $364 million of underlying relocation receivables and other related relocation assets at June 30, 2010 and December 31, 2009, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $1 million and $3 million for the three and six months ended June 30, 2010, respectively, and $3 million and $8 million for the three and six months ended June 30, 2009, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4% and 2.5% for the six months ended June 30, 2010 and 2009, respectively.

AVAILABLE CAPACITY

As of June 30, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$587
Term loan facility(2)	October 2013	3,075	3,075	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(3)	Various	130	130	—
Fixed Rate Senior Notes(4)	April 2014	1,700	1,687	—
Senior Toggle Notes(5)	April 2014	444	441	—
Senior Subordinated Notes(6)	April 2015	875	864	—
Securitization obligations:
Apple Ridge Funding LLC(7)	April 2012	500	268	232
U.K. Relocation Receivables Funding Limited(7)	April 2011	75	22	53

		$8,199	$7,137	$872

(1)	The available capacity under this facility was reduced by $163 million of outstanding letters of credit at June 30, 2010.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.29% at June 30, 2010.
(3)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $30 million is due in April 2011, $50 million is due in June 2011 and $50 million is due in January 2013.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $13 million.
(5)	Consists of $444 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $11 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

7.	RESTRUCTURING COSTS

2010 Restructuring Program

During the first six months of 2010, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $20 million in 2010. As of June 30, 2010, the Company has recognized $10 million of this expense.

Restructuring charges by segment for the six months ended June 30, 2010 were as follows:

	Opening Balance	Expense Recognized and Other Additions		Cash Payments/ Other Reductions	Liability as of June 30, 2010
Real Estate Franchise Services	$—	$—		$—	$—
Company Owned Real Estate Brokerage Services	—	5		(2)	3
Relocation Services	—	4	(a)	(1)	3
Title and Settlement Services	—	2		(1)	1
Corporate and Other	—	—		—	—

	$—	$11		$(4)	$7

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

The table below shows restructuring charges by category and the corresponding payments and other reductions for the six months ended June 30, 2010:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions	$2	$8	$1	$11
Cash payments and other reductions	(2)	(1)	(1)	(4)

Balance at June 30, 2010	$—	$7	$—	$7

2009 Restructuring Program

During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2009 was $34 million.

The recognition of the 2009 restructuring charge and the corresponding utilization from inception to June 30, 2010 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	2	32	—	34
Cash payments and other reductions	(1)	(9)	—	(10)

Balance at June 30, 2010	$1	$23	$—	$24

8.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of restricted stock to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which was based upon the fair value of the Company on the date of the grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholders of Holdings. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted an aggregate 291,000 stock options and 9,000 shares of restricted stock to senior management employees and an independent director of the Company. No stock options were granted during 2009 or during the first six months of 2010. As of June 30, 2010, the total number of shares available for future grant under the Plan was approximately 1.9 million shares.

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

Restricted Stock Granted by Holdings

One half of the restricted stock granted to employees “cliff” vested in October 2008 and the remaining restricted stock “cliff” vested in April 2010. One half of the director restricted stock “cliff” vested in August 2009 and the remaining restricted stock will “cliff” vest in February 2011. Shares were granted at the fair market price of $10, which was the price paid by affiliates of Apollo and co-investors in connection with the purchase of Holdings shares on the date the merger was consummated.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1 million and $3 million related to the incentive equity awards granted by Holdings for the three and six months ended June 30, 2010, respectively, and expense of $2 million and $4 million for the three and six months ended June 30, 2009, respectively.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Stock
	A	B	C
Outstanding at December 31, 2009	7.79	3.87	3.87	0.23
Granted	—	—	—	—
Vested	—	—	—	(0.23)
Exercised	—	—	—	—
Forfeited	(0.10)	(0.05)	(0.05)	—

Outstanding at June 30, 2010	7.69	3.82	3.82	—

Exercisable at June 30, 2010	4.08	—	—	—

Weighted average remaining contractual term (years)	7.00	7.00	7.00

	Options Vested	Weighted Exercise Price Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Exercisable at June 30, 2010	4.08	$10.00	6.95 years	$—

As of June 30, 2010, there was $11 million of unrecognized compensation cost related to the remaining vesting period of tranche A options under the Plan, and $21 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A will be recorded in future periods as compensation expense over a weighted average period of approximately 1.9 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

9.	SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant stockholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5% of the contingent liabilities. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, then the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The due to former parent balance was $197 million at June 30, 2010 and has decreased from the $505 million balance at December 31, 2009 as a result of tax and other liability adjustments relating to (i) Cendant’s IRS examination settlement of Cendant’s taxable years 2003 through 2006, (ii) Cendant’s state and foreign contingent tax liabilities, (iii) accrued interest on contingent tax liabilities, (iv) Cendant’s terminated or divested businesses, and (v) the residual portion of accruals for Cendant operations. See Note 10 “Commitments and

Contingencies” for additional information on Cendant’s IRS settlement. The income statement impact of adjustments to the Company’s due to former parent balance are included in “Former parent legacy costs (benefit), net” on the statement of operations.

Tax Receivable Prepayment Agreement with Wright Express Corporation

On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement (the “Prepayment Agreement”) with Wright Express Corporation (“WEX”), pursuant to which WEX simultaneously paid the Company $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to Realogy under the Tax Receivable Agreement (the “TRA”), dated February 22, 2005, among WEX, Cendant and Cendant Mobility Services Corporation (n/k/a Cartus).

Cendant and WEX had entered into the TRA in connection with Cendant’s disposition of the WEX business in an initial public offering in February 2005. As a result of the initial public offering, the tax basis of WEX’s tangible and intangible assets increased to their fair market value. Pursuant to the TRA, WEX had agreed to pay Cendant 85% of tax savings related to the increased tax basis of the assets and their related amortization over a 15-year period. The actual amount of payments, if any, and the timing of receipt of any payments were variable, depending upon a number of factors, including whether WEX earned sufficient taxable income to realize the full tax benefit of the amortization of its assets. Pursuant to the Separation and Distribution Agreement, the Company acquired from Cendant the right to receive 62.5% of the payments by WEX to Cendant under the TRA.

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

In connection with these agreements, the Company recorded revenues of $1 million and $3 million for the three and six months ended June 30, 2010, respectively and revenues of $1 million and $3 million for the three and six months ended June 30, 2009, respectively. The Company recorded equity earnings of $7 million and $8 million for the three and six months ended June 30, 2010, respectively and equity earnings of $8 million and $12 million for the three and six months ended June 30, 2009, respectively. The Company received $5 million and $3 million in dividend distributions from PHH Home Loans during the six months ended June 30, 2010 and 2009, respectively.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and six months ended June 30, 2010 and 2009, the Company has recognized revenue and expenses related to these transactions of less than $1 million in the aggregate in each period.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning a dilution in the value of the Century 21® name and goodwill based upon purported changes made to the Century 21® system after the Company acquired it in 1995; (ii) that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency; (iii) by former franchisees, that franchise agreements were improperly terminated, (iv) that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (v) that NRT’s legal assistance program constitutes the illegal sale of insurance; (vi) concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; (vii) concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent and (viii) concerning claims for alleged RESPA violations.

The foregoing cases are in addition to the former parent contingent liability matters under which Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any former parent liability. The former parent contingent liabilities include an estimate of attorneys’ fees payable to the plaintiffs under a nine-year old legacy Cendant litigation matter not related to real estate, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”). In September 2009, the plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs, comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. In January 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. The Company believes the amount requested does not represent reasonable attorneys’ fees. Accordingly, the Company has accrued a lesser amount which it believes is representative of reasonable attorneys’ fees.

The Company believes that it has adequately accrued for such legal matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, there may be greater risk of unfavorable resolutions in the current environment due to various factors including the absence of other defendants (due to business failures) that may be the real cause of the liability and greater negative sentiment toward corporate defendants. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of tax liabilities that relate to income taxes imposed on Cendant and certain of its subsidiaries with respect to tax periods ending on or prior to December 31, 2006.

On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham on July 15, 2010, Realogy agreed to pay a total of approximately $48 million, excluding estimated interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement. In August 2010, Realogy paid $58 million, including estimated interest, to Cendant and Wyndham.

At June 30, 2010, after giving effect to the IRS settlement, the agreement with Wyndham referred to above and the adjustment of certain other former parent liabilities, the due to former parent balance is comprised of the Company’s portion of the following: (i) Cendant’s IRS settlement liability for federal taxes in years 2003 through 2006, (ii) Cendant’s remaining state and foreign contingent tax liabilities, (iii) accrued interest on contingent tax liabilities, (iv) potential liabilities related to Cendant’s terminated or divested businesses, and (v) potential liabilities related to the residual portion of accruals for Cendant operations.

With respect to the residual legacy Cendant tax liabilities which remain after giving effect to the IRS settlement, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. Similarly, with respect to Realogy tax liabilities, the Company believes there is appropriate support for positions taken on its own tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of tax audits are inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

Contingent Liability Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit supports the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. See Note 13, “Subsequent Events” for additional information related to a further reduction in the letter of credit.

Apollo Management Fee Agreement

In connection with the Transactions, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company will pay Apollo an annual management fee for this service up to the sum of the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out of pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company has agreed to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

Escrow and Trust Deposits

As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. Deposits at FDIC-insured institutions are covered up to $250,000 through December 31, 2013 (such limit having increased from $100,000). These escrow and trust deposits totaled approximately $236 million and $161 million at June 30, 2010 and December 31, 2009, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Real Estate Franchise Services	$173	$143	$295	$248
Company Owned Real Estate Brokerage Services	956	764	1,557	1,255
Relocation Services	106	80	182	151
Title and Settlement Services	86	88	151	156
Corporate and Other(b)	(68)	(57)	(113)	(95)

Total Company	$1,253	$1,018	$2,072	$1,715

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $68 million and $113 million for the three and six months ended June 30, 2010, respectively, and $57 million and $95 million for the three and six months ended June 30, 2009, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $10 million and $17 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three and six months ended June 30, 2010, respectively, and $9 million and $15 million during the three and six months ended June 30, 2009, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended June 30,(a)		Six Months Ended June 30,(b)
	2010	2009	2010	2009
Real Estate Franchise Services	$123	$85	$188	$129
Company Owned Real Estate Brokerage Services	84	24	50	(60)
Relocation Services	27	72	31	72
Title and Settlement Services	11	12	6	7
Corporate and Other	299	(8)	280	(25)

Total Company	544	185	555	123
Less:
Depreciation and amortization	49	48	99	99
Interest expense, net	155	147	307	291
Income tax expense	118	5	124	7

Net income (loss) attributable to Realogy	$222	$(15)	$25	$(274)

(a)	Includes $4 million of restructuring costs offset by a net benefit of $314 million of former parent legacy items primarily as a result of tax and other liability adjustments for the three months ended June 30, 2010, compared to $10 million of restructuring costs offset by a benefit of $46 million of former parent legacy items (comprised of a benefit of $55 million recorded at the Relocation Services segment related to WEX partially offset by $9 million of expenses recorded at Corporate) for the three months ended June 30, 2009.
(b)	Includes $10 million of restructuring costs offset by a net benefit of $309 million of former parent legacy items primarily as a result of tax and other liability adjustments for the six months ended June 30, 2010, compared to $44 million of restructuring costs offset by a benefit of $42 million of former parent legacy items (comprised of a benefit of $55 million recorded at the Relocation Services segment related to WEX partially offset by $13 million of expenses recorded at Corporate) for the six months ended June 30, 2009.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$941	$—	$—	$941
Service revenue	—	134	51	—	185
Franchise fees	—	81	—	—	81
Other	—	45	1	—	46

Net revenues	—	1,201	52	—	1,253
Expenses
Commission and other agent-related costs	—	612	—	—	612
Operating	—	272	38	—	310
Marketing	—	50	—	—	50
General and administrative	15	39	3	—	57
Former parent legacy costs (benefit), net	(314)	—	—	—	(314)
Restructuring costs	—	4	—	—	4
Depreciation and amortization	1	47	1	—	49
Interest expense/(income), net	153	2	—	—	155
Other (income)/expense, net	—	(3)	—	—	(3)
Intercompany transactions	1	(1)	—	—	—

Total expenses	(144)	1,022	42	—	920
Income (loss) before income taxes, equity in earnings and noncontrolling interests	144	179	10	—	333
Income tax expense (benefit)	(180)	291	7	—	118
Equity in earnings of unconsolidated entities	—	—	(8)	—	(8)
Equity in (earnings) losses of subsidiaries	102	(10)	—	(92)	—

Net income (loss)	222	(102)	11	92	223
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$222	$(102)	$10	$92	$222

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$746	$—	$—	$746
Service revenue	—	117	44	—	161
Franchise fees	—	72	—	—	72
Other	—	38	1	—	39

Net revenues	—	973	45	—	1,018
Expenses
Commission and other agent-related costs	—	477	—	—	477
Operating	—	283	30	—	313
Marketing	—	44	1	—	45
General and administrative	10	41	2	—	53
Former parent legacy costs (benefit), net	9	(55)	—	—	(46)
Restructuring costs	—	10	—	—	10
Depreciation and amortization	2	46	—	—	48
Interest expense/(income), net	147	—	—	—	147
Other (income)/expense, net	(11)	—	—	—	(11)
Intercompany transactions	1	(1)	—	—	—

Total expenses	158	845	33	—	1,036
Income (loss) before income taxes, equity in earnings and noncontrolling interest	(158)	128	12	—	(18)
Income tax expense (benefit)	(66)	63	8	—	5
Equity in earnings of unconsolidated entities	—	—	(8)	—	(8)
Equity in (earnings) losses of subsidiaries	(77)	(12)	—	89	—

Net income (loss)	(15)	77	12	(89)	(15)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Realogy	$(15)	$77	$12	$(89)	$(15)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,529	$—	$—	$1,529
Service revenue	—	228	93	—	321
Franchise fees	—	136	—	—	136
Other	—	84	2	—	86

Net revenues	—	1,977	95	—	2,072
Expenses
Commission and other agent-related costs	—	989	—	—	989
Operating	—	539	71	—	610
Marketing	—	95	1	—	96
General and administrative	30	100	5	—	135
Former parent legacy costs (benefit), net	(309)	—	—	—	(309)
Restructuring costs	—	10	—	—	10
Depreciation and amortization	3	95	1	—	99
Interest expense/(income), net	304	3	—	—	307
Other (income)/expense, net	(1)	(5)	—	—	(6)
Intercompany transactions	2	(2)	—	—	—

Total expenses	29	1,824	78	—	1,931
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(29)	153	17	—	141
Income tax expense (benefit)	(162)	276	10	—	124
Equity in earnings of unconsolidated entities	—	—	(9)	—	(9)
Equity in (earnings) losses of subsidiaries	108	(15)	—	(93)	—

Net income (loss)	25	(108)	16	93	26
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$25	$(108)	$15	$93	$25

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$1,217	$1	$—	$1,218
Service revenue	—	210	85	—	295
Franchise fees	—	122	—	—	122
Other	—	78	2	—	80

Net revenues	—	1,627	88	—	1,715
Expenses
Commission and other agent-related costs	—	769	—	—	769
Operating	1	581	59	—	641
Marketing	—	84	2	—	86
General and administrative	20	92	4	—	116
Former parent legacy costs (benefit), net	13	(55)	—	—	(42)
Restructuring costs	3	41	—	—	44
Depreciation and amortization	4	94	1	—	99
Interest expense/(income), net	290	1	—	—	291
Other (income)/expense, net	(11)	—	1	—	(10)
Intercompany transactions	3	(3)	—	—	—

Total expenses	323	1,604	67	—	1,994
Income (loss) before income taxes, equity in earnings and noncontrolling interest	(323)	23	21	—	(279)
Income tax expense (benefit)	(25)	20	12	—	7
Equity in earnings of unconsolidated entities	—	—	(12)	—	(12)
Equity in (earnings) losses of subsidiaries	(24)	(21)	—	45	—

Net income (loss)	(274)	24	21	(45)	(274)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Realogy	$(274)	$24	$21	$(45)	$(274)

Condensed Consolidating Balance Sheet

As of June 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$158	$72	$37	$(2)	$265
Trade receivables, net	—	103	30	—	133
Relocation receivables	—	19	368	—	387
Relocation properties held for sale	—	39	—	—	39
Deferred income taxes	25	54	—	—	79
Intercompany note receivable	—	39	19	(58)	—
Other current assets	13	65	29	—	107

Total current assets	196	391	483	(60)	1,010
Property and equipment, net	21	168	4	—	193
Goodwill	—	2,591	—	—	2,591
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,942	—	—	2,942
Other intangibles, net	—	499	—	—	499
Other non-current assets	88	81	52	—	221
Investment in subsidiaries	7,912	110	—	(8,022)	—

Total assets	$8,217	$7,514	$539	$(8,082)	$8,188

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$10	$159	$12	$(2)	$179
Securitization obligations	—	—	290	—	290
Intercompany note payable	—	19	39	(58)	—
Due to former parent	197	—	—	—	197
Revolving credit facilities and current portion of long-term debt	107	55	—	—	162
Accrued expenses and other current liabilities	176	375	32	—	583
Intercompany payables	1,800	(1,840)	40	—	—

Total current liabilities	2,290	(1,232)	413	(60)	1,411
Long-term debt	6,685	—	—	—	6,685
Deferred income taxes	(612)	1,488	—	—	876
Other non-current liabilities	85	66	16	—	167
Intercompany liabilities	720	(720)	—	—	—

Total liabilities	9,168	(398)	429	(60)	9,139

Total equity (deficit)	(951)	7,912	110	(8,022)	(951)

Total liabilities and equity (deficit)	$8,217	$7,514	$539	$(8,082)	$8,188

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$194	$24	$42	$(5)	$255
Trade receivables, net	—	77	25	—	102
Relocation receivables	—	(20)	354	—	334
Deferred income taxes	31	54	—	—	85
Intercompany note receivable	—	13	18	(31)	—
Other current assets	12	66	20	—	98

Total current assets	237	214	459	(36)	874
Property and equipment, net	23	184	4	—	211
Goodwill	—	2,577	—	—	2,577
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,976	—	—	2,976
Other intangibles, net	—	453	—	—	453
Other non-current assets	93	76	49	—	218
Investment in subsidiaries	8,022	116	—	(8,138)	—

Total assets	$8,375	$7,328	$512	$(8,174)	$8,041

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$11	$82	$8	$(5)	$96
Securitization obligations	—	—	305	—	305
Intercompany note payable	—	18	13	(31)	—
Due to former parent	505	—	—	—	505
Current portion of long-term debt	32	—	—	—	32
Accrued expenses and other current liabilities	180	295	27	—	502
Intercompany payables	1,712	(1,740)	28	—	—

Total current liabilities	2,440	(1,345)	381	(36)	1,440
Long-term debt	6,674	—	—	—	6,674
Deferred income taxes	(557)	1,317	—	—	760
Other non-current liabilities	82	51	15	—	148
Intercompany liabilities	717	(717)	—	—	—

Total liabilities	9,356	(694)	396	(36)	9,022

Total equity (deficit)	(981)	8,022	116	(8,138)	(981)

Total liabilities and equity (deficit)	$8,375	$7,328	$512	$(8,174)	$8,041

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(294)	$250	$8	$(2)	$(38)

Investing activities
Property and equipment additions	(2)	(18)	(1)	—	(21)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(2)	—	—	(2)
Net proceeds from sale of assets	—	5	—	—	5
Purchase of certificates of deposit	—	—	(10)	—	(10)
Change in restricted cash	—	—	2	—	2
Intercompany note receivable	—	(26)	—	26	—

Net cash provided by (used in) investing activities	(2)	(41)	(9)	26	(26)

Financing activities
Net change in revolving credit facility	75	35	—	—	110
Repayments made for term loan facility	(16)	—	—	—	(16)
Net change in securitization obligations	—	—	(13)	—	(13)
Intercompany dividend	—	—	(5)	5	—
Intercompany note payable	—	—	26	(26)	—
Intercompany transactions	202	(192)	(10)	—	—
Other, net	(1)	(4)	(2)	—	(7)

Net cash provided by (used in) financing activities	260	(161)	(4)	(21)	74

Net (decrease) increase in cash and cash equivalents	(36)	48	(5)	3	10
Cash and cash equivalents, beginning of period	194	24	42	(5)	255

Cash and cash equivalents, end of period	$158	$72	$37	$(2)	$265

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(249)	$(19)	$459	$(19)	$172

Investing activities
Property and equipment additions	(1)	(14)	—	—	(15)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(4)	—	—	(4)
Change in restricted cash	—	—	(3)	—	(3)
Intercompany dividend	—	47	—	(47)	—
Intercompany note receivable	—	42	—	(42)	—
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	(1)	71	(3)	(89)	(22)

Financing activities
Net change in revolving credit facility	95	—	—	—	95
Payments made for term loan facility	(16)	—	—	—	(16)
Net change in securitization obligations	—	—	(274)	—	(274)
Intercompany dividend	—	—	(67)	67	—
Intercompany note payable	—	—	(42)	42	—
Intercompany transactions	106	(46)	(60)	—	—
Other, net	(1)	(4)	(2)	—	(7)

Net cash provided by (used in) financing activities	184	(50)	(445)	109	(202)

Effect of changes in exchange rates on cash and cash equivalents	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(66)	2	14	1	(49)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$312	$28	$50	$(2)	$388

13.	SUBSEQUENT EVENTS

Former Parent Tax Settlement

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. The Company has adjusted the related liabilities as of June 30, 2010 to reflect this settlement. See Note 10 “Commitments and Contingencies” for additional information related to the impact on the due to former parent liabilities.

Reduction in Contingent Liability Letter of Credit

On August 9, 2010, the Company entered into an agreement with Avis Budget Group and Wyndham to reduce the letter of credit with Avis Budget Group from $446 million to $149 million which is expected to occur prior to the end of the third quarter of 2010. The agreement to reduce the letter of credit is primarily due to the tax settlement and the concurrent related payment of $58 million, including $10 million of estimated interest.

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

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2010, we had approximately 14,400 franchised and company owned offices and 264,000 sales associates operating under our brands in the U.S. and 98 other countries and territories around the world, which included approximately 750 of our company owned and operated brokerage offices with approximately 45,000 sales associates.

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

Industry Trends

Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth from 1972 to 2005, it is only now showing signs of stabilizing from a significant and prolonged downturn, which initially began in the second half of 2005. Since the onset of the recession in the U.S. economy in December 2007, the housing market has been impacted by consumer sentiment about the overall state of the economy, particularly consumer anxiety over negative economic growth and high unemployment. The deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 caused a further decrease in homesale transactions through the first half of 2009 and more downward pressure on homesale prices for the full year. Based upon data published by NAR, the number of annual U.S. existing homesale units declined by 27% from 2005 to 2009 and the median price declined by 21%.

Interest rates continue to be at historically low levels, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of price decline. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from an annual average of 6.0% in 2008 to 4.7% as of June 2010. However, mortgage underwriting standards remain conservative, thereby mitigating some of the favorable impact of lower interest rates.

As more fully described in the 2009 Form 10-K, the residential real estate market has benefited from a federal homebuyer tax credit, which was included in the American Recovery and Reinvestment Act of 2009 (enacted in February 2009) and initially provided for a tax credit equal to 10% of a home’s purchase price, up to a maximum of $8,000, to qualified first-time home buyers for the purchase of a principal residence on or before November 30, 2009. Under The Worker, Homeownership And Business Assistance Act of 2009 (enacted in November 2009), the homebuyer tax credit available to qualified first-time home buyers was extended and the scope of the tax credit was expanded to provide a tax credit equal to 10% of the home’s purchase price, up to a maximum of $6,500, for qualified move-up buyers. Qualified buyers must have signed a binding contract on or before April 30, 2010, and as the law was amended on July 2, 2010, close on the purchase no later than September 30, 2010. According to NAR and Fannie Mae, the tax credit has helped to stimulate housing activity.

During the second half of 2009, homesale transactions increased on a year-over-year basis due in part to modest economic growth, an improvement in the stock market from its March 2009 lows, gradually improving consumer confidence (though it remains at relatively low levels) and the effect of government stimulus including the homebuyer tax credit and monetary policies. The increase in homesale transactions continued in the first half of 2010 and was positively impacted by the extension of the federal homebuyer tax credit, historically low mortgage rates and a high housing affordability index. Since April 30, 2010 (the date by which qualified buyers were required to have signed contracts to be eligible for the 2010 federal homebuyer tax credit), we have seen a substantial decrease in consumer buying activity, particularly in the low and moderate price ranges. We believe this is due to the pull forward of activity from the third quarter of 2010 into the second quarter and continuing economic uncertainty.

According to NAR, the inventory of existing homes for sale is 4.0 million homes at June 2010 compared to 3.3 million homes at December 2009. The June 2010 inventory level represents a seasonally adjusted 8.9 months supply. Although concerns over foreclosure activities remain, the housing inventory level has improved when compared to 2008 and the first half of 2009. The supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing household formation, interest rate trends and locally based dynamics such as housing demand relative to housing supply. Although we saw an increase in homesale transactions and average homesale price in the first half of 2010, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates;

•	lower unit sales, following the expiration of the federal homebuyer tax credit;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth; and

•	a lack of stability or improvement in home ownership levels in the U.S.

Consequently, we cannot predict when the residential real estate industry will return to a period of stabilization and sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have been negatively impacted by weak economic growth and high unemployment and there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.

Homesales

Existing homesale transactions declined from 2006 through the first half of 2009 but a positive trend began in the second half of 2009. In the third quarter of 2009, homesale activity was equal to or exceeded the prior year’s activity albeit at a lower average selling price. In the fourth quarter of 2009 and the first half of 2010, homesale transactions improved meaningfully due to more favorable economic conditions and the federal homebuyer tax credit which positively impacted the number of transactions in many markets nationwide.

	2010 vs. 2009			2009 vs. 2008 Full Year	2008 vs. 2007 Full Year
	Full Year Forecasted	Second Quarter	First Quarter
Number of Homesales
Industry
NAR(a)	—%	17%	12%	5%	(13%)
Fannie Mae(a)	—%	12%	11%	5%	(13%)
Realogy
Real Estate Franchise Services		11%	8%	(1%)	(18%)
Company Owned Real Estate Brokerage Services		16%	11%	—%	(16%)

(a)	Existing homesale data is as of August 2010 for NAR and July 2010 for Fannie Mae. Fannie Mae typically adjusts their historical periods in subsequent monthly releases to match the NAR homesale data numbers.

According to NAR, existing homesale transactions were 4.9 million in 2008 and 5.2 million in 2009. As of August 2010, NAR estimates that existing homesale transactions will remain flat for 2010. Results for the Company were consistent with NAR’s reported industry trend as our homesale sides activity improved in the first and second quarter of 2010. NAR and Fannie Mae are forecasting that homesale transactions in the third quarter of 2010 will decrease compared to the prior year period as a result of the lapse of the 2010 federal homebuyer tax credit and in the fourth quarter of 2010 due to the increased transaction volume in late 2009 due to the 2009 federal homebuyer tax credit program. As noted above, we are seeing evidence for the weakening second half forecast in our activity levels so far in the third quarter.

As of August 2010, NAR is forecasting a 8% increase in homesale transaction activity from 5.1 million homes for 2010 to 5.6 million homes for 2011. Fannie Mae’s forecast as of July 2010 shows a 6% increase in homesale transaction activity from 5.1 million homes for 2010 to 5.4 million homes for 2011.

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold declined in 2007, 2008 and 2009. In 2009, the decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment was impacted by a higher level of REO and short sale activity as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price points to lower price points. In the first and second quarter of 2010, the percentage increase in the average price of homes brokered by our franchisees and company owned offices significantly outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve as well as a greater impact from increased activity in the mid and higher price point areas and less REO activity compared to the prior year comparable quarters. Based on recent activity, we expect the trend of increasing average home sale price we reported in the first half of 2010 to continue at least through the third quarter of 2010.

	2010 vs. 2009			2009 vs. 2008 Full Year	2008 vs. 2007 Full Year
	Full Year Forecasted	Second Quarter	First Quarter
Price of Homes
Industry
NAR(a)	—%	1%	(1%)	(13%)	(10%)
Fannie Mae(a)	(2%)	(2%)	(1%)	(13%)	(10%)
Realogy
Real Estate Franchise Services		5%	3%	(11%)	(7%)
Company Owned Real Estate Brokerage Services		12%	17%	(18%)	(10%)

(a)	Existing homesale price data is for median price and is as of August 2010 for NAR and July 2010 for Fannie Mae. Fannie Mae typically adjusts their historical periods in subsequent monthly releases to match the NAR homesale price data numbers.

With respect to homesale prices, NAR as of August 2010 is forecasting a 2% increase in median homesale prices for 2011 compared to 2010. However, Fannie Mae’s forecast as of July 2010 reflects prices remaining constant in 2011 compared to 2010.

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

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines which began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index was 115 in 2007, 138 in 2008 and 172 in 2009. The June 2010 index of 159 remained high and the overall improvement in this index could favorably impact a housing recovery.

Other Factors

During the downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact reported transaction volumes in the future. Due to the factors noted above, we increased our bad debt and note reserves in 2009 and continue to actively monitor the collectability of receivables and notes from our franchisees.

The real estate industry generally benefits from rising home prices and increased volume of homesales and conversely is harmed by falling prices and falling volume of homesales. The housing industry is also affected by mortgage rate volatility as well as strict mortgage underwriting criteria which may limit certain customers’ ability to qualify for a mortgage. Typically, if mortgage rates fall or remain low, the number of homesale transactions increase as homeowners choose to move or renters decide to purchase a home because financing appears affordable. If inflation becomes more prevalent and mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their current mortgage and potential home buyers choose to rent rather than pay these higher mortgage rates.

Key Drivers of Our Businesses

Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction. Our Real Estate Franchise Services segment is also impacted by the net effective royalty rate which represents the average percentage of our franchisees’ commission revenues payable to our Real Estate Franchise Services segment, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees.

Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through 2009, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

The following table presents our drivers for the three and six months ended June 30, 2010 and 2009. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	% Change		2010	2009	% Change
Real Estate Franchise Services(a)
Closed homesale sides	288,479	259,476	11%		481,820	437,709	10%
Average homesale price	$197,637	$188,489	5%		$193,962	$186,199	4%
Average homesale broker commission rate	2.54%	2.57%	(3) bps		2.54%	2.57%	(3) bps
Net effective royalty rate	5.04%	5.10%	(6) bps		5.04%	5.12%	(8) bps
Royalty per side	$261	$256	2%		$258	$255	1%

Company Owned Real Estate Brokerage Services
Closed homesale sides	83,583	72,362	16%		136,115	119,861	14%
Average homesale price	$424,442	$378,870	12%		$421,872	$369,743	14%
Average homesale broker commission rate	2.49%	2.52%	(3) bps		2.49%	2.53%	(4) bps
Gross commission income per side	$11,247	$10,292	9%		$11,214	$10,140	11%

Relocation Services
Initiations(b)	46,189	33,074	40%		78,618	60,751	29%
Referrals(c)	21,770	17,349	25%		33,879	28,068	21%

Title and Settlement Services
Purchase title and closing units	30,133	28,148	7%		50,080	46,959	7%
Refinance title and closing units	10,378	22,693	(54%	)	22,313	42,626	(48%	)
Average price per closing unit	$1,472	$1,258	17%		$1,419	$1,238	15%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
(b)	Includes initiations of 7,612 and 12,789 for the three and six months ended June 30, 2010, respectively, related to the Primacy acquisition in 2010.
(c)	Includes referrals of 1,527 and 2,243 for the three and six months ended June 30, 2010, respectively, related to the Primacy acquisition in 2010.

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

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Our consolidated results comprised the following:

	Three Months Ended June 30,
	2010	2009	Change
Net revenues	$1,253	$1,018	$235
Total expenses(1)	920	1,036	(116)

Net income (loss) before income taxes, equity in earnings and noncontrolling interests	333	(18)	351
Income tax expense	118	5	113
Equity in earnings of unconsolidated entities	(8)	(8)	—

Net income (loss)	223	(15)	238
Less: Net income attributable to noncontrolling interests	(1)	—	(1)

Net income (loss) attributable to Realogy	$222	$(15)	$237

(1)	Total expenses for the three months ended June 30, 2010 include $4 million of restructuring costs, offset by a net benefit of $314 million of former parent legacy items primarily as a result of tax and other liability adjustments. Total expenses for the three months ended June 30, 2009 include $10 million of restructuring costs offset by a net benefit of $46 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $9 million of expenses recorded at Corporate).

Net revenues increased $235 million (23%) for the second quarter of 2010 compared with the second quarter of 2009 due primarily to increases in the number of homesale transactions, the average price of the homes sold, increases in domestic relocation activity and the impact of the Primacy acquisition.

Total expenses decreased $116 million (11%) primarily due to a net benefit of $314 million of parent legacy items as a result of tax and other liability adjustments which occurred in the second quarter of 2010 compared to a net benefit of $46 million of former parent legacy items during the same period in 2009 which was primarily comprised of $55 million of tax receivable payments from Wright Express Corporation. The overall decrease in expense was partially offset by a $135 million increase in commission expenses paid to real estate agents due to an increase in gross commission income.

Our income tax expense for the three months ended June 30, 2010 was $118 million and was comprised of the following:

•

as a result of our former parent company’s IRS examination settlement of Cendant’s taxable years 2003 through 2006, $109 million of income tax expense was recorded for the reduction of certain deferred tax assets;

•	due to the recognition of a full valuation allowance for domestic operations, no additional U.S. Federal income tax benefit was recognized for the current period;

•	income tax expense of $7 million was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	income tax expense of $2 million was recognized primarily for foreign and state income taxes for certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			EBITDA (b)			Margin
	2010	2009	% Change	2010	2009	% Change	2010	2009	Change
Real Estate Franchise Services	$173	$143	21%	$123	$85	45%	71%	59%	12
Company Owned Real Estate Brokerage Services	956	764	25	84	24	250	9	3	6
Relocation Services	106	80	33	27	72	(63)	25	90	(65)
Title and Settlement Services	86	88	(2)	11	12	(8)	13	14	(1)
Corporate and Other(a)	(68)	(57)	*	299	(8)	*

Total Company	$1,253	$1,018	23%	$544	$185	194%	43%	18%	25

Less: Depreciation and amortization				49	48
Interest expense, net				155	147
Income tax expense				118	5

Net income (loss) attributable to Realogy				$222	$(15)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $68 million and $57 million during the three months ended June 30, 2010 and 2009, respectively.
(b)	EBITDA for the three months ended June 30, 2010 includes $4 million of restructuring costs offset by a net benefit of $314 million of former parent legacy items primarily as a result of tax and other liability adjustments. EBITDA for the three months ended June 30, 2009 includes $10 million of restructuring costs offset by a net benefit of $46 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $9 million of expenses recorded at Corporate).

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 25 percentage points for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to a $268 million increase in former parent legacy benefits as well as improvements in operating results across most of our operating segments.

On a segment basis, the Real Estate Franchise Services segment margin increased 12 percentage points to 71% from 59% in the prior period. The three months ended June 30, 2010 reflected an increase in homesale transactions due to the benefit of the 2010 homebuyer tax credit stimulus in the second quarter, higher average homesale price and reduced bad debt and notes reserve expense. The Company Owned Real Estate Brokerage Services segment margin increased 6 percentage points to 9% from 3% in the comparable prior period. The three months ended June 30, 2010 reflected an increase in the number of homesale transactions and average homesale price combined with lower operating expenses primarily as a result of restructuring and cost-saving activities.

Sales volume in the second quarter of 2010 benefited from the homebuyer tax credit as well as a notable increase in activity at the mid and higher end of the housing market. The Relocation Services segment margin decreased 65 percentage points to 25% from 90% in the comparable prior period primarily due to the absence in the second quarter of 2010 of $55 million of tax receivable payments from Wright Express Corporation in the second quarter of 2009. The Title and Settlement Services segment margin decreased 1 percentage point to 13% from 14% in the prior period due to a 2% decrease in revenue compared to the second quarter of 2009.

Corporate and Other EBITDA for the three months ended June 30, 2010 increased $307 million to $299 million due to a net benefit of $314 million of former parent legacy items primarily as a result of tax and other liability adjustments compared to a net cost of $9 million of former parent legacy items for the same period in 2009, partially offset by the absence of $11 million of proceeds from a legal settlement received in the second quarter of 2009.

Real Estate Franchise Services

Revenues increased $30 million to $173 million and EBITDA increased $38 million to $123 million for the three months ended June 30, 2010 compared with the same period in 2009.

The increase in revenue was driven by a $9 million increase in third-party domestic franchisee royalty revenue due to an 11% increase in the number of homesale transactions, which was aided by the 2010 homebuyer tax credit program that expired in April 2010 and a 5% increase in the average homesale price from our third-party franchisees, which benefited from a shift in sales activity to mid and higher priced properties offset by a reduced average broker commission rate and lower net effective royalty rate.

The increase in revenue was also attributable to a $12 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $64 million and $52 million during the second quarter of 2010 and 2009, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment. In addition, marketing revenue and related marketing expenses increased $7 million due to higher homesale transaction volume compared to the same period in 2009.

The $38 million increase in EBITDA was principally due to the increase in revenues discussed above and an $11 million decrease in bad debt and note reserves expense as a result of improved collection activities.

Company Owned Real Estate Brokerage Services

Revenues increased $192 million to $956 million and EBITDA increased $60 million to $84 million for the three months ended June 30, 2010 compared with the same period in 2009.

The increase in revenues, excluding REO revenues, of $198 million was substantially comprised of increased commission income earned on homesale transactions which was primarily driven by a 12% increase in the average price of homes sold and a 16% increase in the number of homesale transactions partially offset by a decrease in the average broker commission rate. The increase in the average homesale price and lower average broker commission rate are primarily the result of a shift in homesale activity from lower to higher price points. We believe the 16% increase in homesale transactions is reflective of industry trends in the markets we serve and was aided by the 2010 homebuyer tax credit program, particularly in locations which have lower average homesale prices. Separately, revenues from our REO asset management company decreased by $6 million to $10 million in the three months ended June 30, 2010 compared to the same period in 2009 due to generally reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA increased $60 million due to the $192 million increase in revenues discussed above as well as a decrease of $15 million in other operating and restructuring expenses primarily due to restructuring and cost-saving activities as well as reduced employee costs. Such increases were partially offset by:

•	an increase of $135 million in commission expenses paid to real estate agents as a result of the increase in revenue; and

•	an increase of $12 million in royalties paid to our Real Estate Franchise Services segment, principally as a result of the increase in revenues earned on homesale transactions.

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

Revenues increased $26 million to $106 million and EBITDA decreased $45 million for the three months ended June 30, 2010 compared with the same period in 2009. The $26 million increase in revenue includes $20 million in revenues related to the post acquisition operations of Primacy.

Relocation revenue, excluding the Primacy acquisition, increased $6 million and was primarily driven by an increase of $5 million in referral and relocation service fee revenue due to higher domestic transaction volume.

The acquisition of Primacy contributed $20 million of revenue to the second quarter and consisted of $9 million of referral and relocation service fee revenue, $7 million of government at-risk revenue and $4 million of international revenue.

EBITDA, excluding the Primacy acquisition, decreased $49 million for the three months ended June 30, 2010 compared with the same period in 2009 primarily due to the absence in the second quarter of 2010 $55 million of tax receivable payments from Wright Express Corporation (“WEX”). $49 million of the tax receivable payments represented the payment in full of WEX’s remaining contingent obligations to Realogy under the Tax Receivable Agreement, among WEX, Cendant and Cendant Mobility Services Corporation (n/k/a Cartus Corporation) which was entered into in February 2005. Absent the impact of the WEX tax receivable payments, EBITDA increased $6 million primarily due to the $6 million increase in revenues noted above and a $3 million decrease in restructuring expenses. EBITDA related to the Primacy acquisition was $4 million.

Title and Settlement Services

Revenues decreased $2 million to $86 million and EBITDA decreased $1 million to $11 million for the three months ended June 30, 2010 compared with the same period in 2009.

The decrease in revenues was primarily driven by an $11 million decrease in volume from refinancing transactions partially offset by a $9 million increase in resale volume and underwriter revenue. EBITDA remained relatively flat as a result of a $2 million decrease in legal reserves which offset the decrease in revenues.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Our consolidated results comprised the following:

	Six Months Ended June 30,
	2010	2009	Change
Net revenues	$2,072	$1,715	$357
Total expenses(1)	1,931	1,994	(63)

Net income (loss) before income taxes, equity in earnings and noncontrolling interests	141	(279)	420
Income tax expense (benefit)	124	7	117
Equity in earnings of unconsolidated entities	(9)	(12)	3

Net income (loss)	26	(274)	300
Less: Net income attributable to noncontrolling interests	(1)	—	(1)

Net income (loss) attributable to Realogy	$25	$(274)	$299

(1)	Total expenses for the six months ended June 30, 2010 include $10 million of restructuring costs offset by a net benefit of $309 million of former parent legacy benefits primarily as a result of tax and other liability adjustments. Total expenses for the six months ended June 30, 2009 include $44 million of restructuring costs offset by a net benefit of $42 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $13 million of expenses recorded at Corporate).

Net revenues increased $357 million (21%) for the first half of 2010 compared with the first half of 2009 principally due to an increase in the number of homesale transactions, the average price of the homes sold and the impact of the Primacy acquisition.

Total expenses decreased $63 million (3%) primarily due to a net benefit of $309 million of former parent legacy items primarily as a result of tax and other liability adjustments compared to a net benefit of $42 million of former parent legacy items during the same period 2009 which was primarily comprised of $55 million of tax receivable payments from Wright Express Corporation, as well as a decrease in restructuring expenses of $34 million compared to the same period in 2009. The decrease in expenses was partially offset by a $220 million increase in commission expenses paid to real estate agents due to increased gross commission income as well as a $16 million increase in interest expense.

Our income tax expense for the six months ended June 30, 2010 was $124 million and was comprised of the following:

•

as a result of our former parent company’s IRS examination settlement of Cendant’s taxable years 2003 through 2006, $109 million of income tax expense was recorded for the reduction of certain deferred tax assets;

•	due to the recognition of a full valuation allowance for domestic operations, no additional U.S. Federal income tax benefit was recognized for the current period;

•	income tax expense of $13 million was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	income tax expense of $2 million was recognized primarily for foreign and state income taxes for certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA (b)			Margin
	2010	2009	% Change	2010	2009	% Change	2010	2009	Change
Real Estate Franchise Services	$295	$248	19%	$188	$129	46%	64%	52%	12
Company Owned Real Estate Brokerage Services	1,557	1,255	24	50	(60)	183	3	(5)	8
Relocation Services	182	151	21	31	72	(57)	17	48	(31)
Title and Settlement Services	151	156	(3)	6	7	(14)	4	4	—
Corporate and Other(a)	(113)	(95)	*	280	(25)	*

Total Company	$2,072	$1,715	21%	$555	$123	351%	27%	7%	20

Less: Depreciation and amortization				99	99
Interest expense, net				307	291
Income tax expense				124	7

Net income (loss) attributable to Realogy				$25	$(274)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $113 million and $95 million during the six months ended June 30, 2010 and 2009, respectively.
(b)	EBITDA for the six months ended June 30, 2010 includes $10 million of restructuring costs, offset by a net benefit of $309 million of former parent legacy items primarily as a result of tax and other liability adjustments. EBITDA for the six months ended June 30, 2009 includes $44 million of restructuring costs offset by a net benefit of $42 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $13 million of expenses recorded at Corporate).

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 20 percentage points for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a $267 million increase in former parent legacy benefits as well as improvements in operating results across most of our operating segments.

On a segment basis, the Real Estate Franchise Services segment margin increased 12 percentage points to 64% from 52% in the prior period. The six months ended June 30, 2010 reflected an increase in homesale transactions due to the benefit of the 2010 homebuyer tax credit stimulus, higher average homesale price and reduced bad debt and notes reserve expense. The Company Owned Real Estate Brokerage Services segment margin increased 8 percentage points to 3% from a negative 5% in the comparable prior period. The six months ended June 30, 2010 reflected an increase in the number of homesale transactions and average homesale price combined with lower operating expenses primarily as a result of restructuring and cost-saving activities. Sales volume in the first half of 2010 benefited from the homebuyer tax credit as well as a notable increase in activity at the mid and higher end of the housing market. The Relocation Services segment margin decreased 31 percentage points to 17% from 48% in the comparable prior period primarily due to the absence in 2010 of $55 million of tax receivable payments from Wright Express Corporation in 2009. The Title and Settlement Services segment margin remained flat at 4% compared to the prior period.

Corporate and Other EBITDA for the six months ended June 30, 2010 increased $305 million to $280 million due to a net benefit of $309 million of former parent legacy items primarily as a result of tax and other liability adjustments compared to a net cost of $13 million of former parent legacy items for the same period in 2009, partially offset by the absence of $11 million of proceeds from a legal settlement received in the first half of 2009.

Real Estate Franchise Services

Revenues increased $47 million to $295 million and EBITDA increased $59 million to $188 million for the six months ended June 30, 2010 compared with the same period in 2009.

The increase in revenue was driven by a $12 million increase in third-party domestic franchisee royalty revenue due to a 10% increase in the number of homesale transactions, which was aided by the 2010 homebuyer tax credit program that expired in April 2010 and a 4% increase in the average homesale price from our third-party franchisees, which benefited from a shift in sales activity to mid and higher priced properties offset by a reduced average broker commission rate and lower net effective royalty rate.

The increase in revenue was also attributable to a $19 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $107 million and $88 million during the first half of 2010 and 2009, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment. In addition, marketing revenue and related marketing expenses increased $14 million and $13 million, respectively, due to higher homesale transaction volume compared to the same period in 2009.

The $59 million increase in EBITDA was principally due to the increase in revenues discussed above and a $20 million decrease in bad debt and note reserves expense as a result of improved collection activities.

Company Owned Real Estate Brokerage Services

Revenues increased $302 million to $1,557 million and EBITDA increased $110 million to $50 million for the six months ended June 30, 2010 compared with the same period in 2009.

The increase in revenues, excluding REO revenues, of $319 million was substantially comprised of increased commission income earned on homesale transactions which was primarily driven by a 14% increase in the average price of homes sold and a 14% increase in the number of homesale transactions partially offset by a decrease in the average broker commission rate. The increase in the average homesale price and lower average broker commission rate are primarily the result of a shift in homesale activity from lower to higher price points. We believe the 14% increase in homesale transactions is reflective of industry trends in the markets we serve and was aided by the 2010 homebuyer tax credit program, particularly in locations which have lower average homesale prices. Separately, revenues from our REO asset management company decreased by $17 million to $19 million in the six months ended June 30, 2010 compared to the same period in 2009 due to generally reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA increased $110 million due to the $302 million increase in revenues discussed above as well as:

•	a decrease in restructuring expense of $24 million for the six months ended June 30, 2010 compared to the same period in the prior year; and

•	a decrease of $23 million in other operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs;

partially offset by:

•	an increase of $220 million in commission expenses paid to real estate agents as a result of the increase in revenue; and

•	an increase of $19 million in royalties paid to our Real Estate Franchise Services segment, principally as a result of the increase in revenues earned on homesale transactions.

Relocation Services

Revenues increased $31 million to $182 million and EBITDA decreased $41 million for the six months ended June 30, 2010 compared with the same period in 2009. The $31 million increase in revenue includes $33 million in revenues related to the post acquisition operations of Primacy which was acquired in January 2010.

Relocation revenue, excluding the Primacy acquisition, decreased $2 million and was primarily driven by a decrease of $2 million in at-risk homesale revenue mainly due to the prior year winddown of the government portion of the at-risk business.

The acquisition of Primacy contributed $33 million of revenue to the first half of 2010, which consisted of $16 million of referral and relocation service fee revenue, $10 million of government at-risk revenue and $7 million of international revenue.

EBITDA, excluding the Primacy acquisition, decreased $44 million for the six months ended June 30, 2010 compared with the same period in 2009 due to the absence in 2010 of $55 million of tax receivable payments from WEX. Absent the impact of the WEX tax receivable payments, EBITDA increased $11 million primarily as a result of an $8 million decrease in restructuring expenses, a $4 million decrease in other operating expenses primarily as a result of cost-saving activities and reduced employee costs, a $4 million year over year improvement in legal expenses and $2 million related to the favorable revaluation of foreign currency denominated transactions. EBITDA related to the Primacy acquisition was $3 million.

Title and Settlement Services

Revenues decreased $5 million to $151 million and EBITDA decreased $1 million to $6 million for the six months ended June 30, 2010 compared with the same period in 2009.

The decrease in revenues was primarily driven by an $18 million decrease in volume from refinancing transactions partially offset by a $12 million increase in resale volume and underwriter revenue. EBITDA remained relatively flat as a result of cost reductions which partially offset the decrease in revenues.

2010 Restructuring Program

During the first six months of 2010, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $20 million in 2010. As of June 30, 2010, the Company has recognized $10 million of this expense.

Restructuring charges by segment for the six months ended June 30, 2010 were as follows:

	Opening Balance	Expense Recognized and Other Additions		Cash Payments/ Other Reductions	Liability as of June 30, 2010
Real Estate Franchise Services	$—	$—		$—	$—
Company Owned Real Estate Brokerage Services	—	5		(2)	3
Relocation Services	—	4	(a)	(1)	3
Title and Settlement Services	—	2		(1)	1
Corporate and Other	—	—		—	—

	$—	$11		$(4)	$7

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

The table below shows restructuring charges by category and the corresponding payments and other reductions for the six months ended June 30, 2010:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions	$2	$8	$1	$11
Cash payments and other reductions	(2)	(1)	(1)	(4)

Balance at June 30, 2010	$—	$7	$—	$7

2009 Restructuring Program

During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2009 was $34 million.

The recognition of the 2009 restructuring charge and the corresponding utilization from inception to June 30, 2010 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	2	32	—	34
Cash payments and other reductions	(1)	(9)	—	(10)

Balance at June 30, 2010	$1	$23	$—	$24

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	June 30, 2010	December 31, 2009	Change
Total assets	$8,188	$8,041	$147
Total liabilities	9,139	9,022	117
Total equity (deficit)	(951)	(981)	30

For the six months ended June 30, 2010, total assets increased $147 million primarily as a result of the Primacy acquisition which increased relocation properties held for sale $39 million, goodwill $16 million and intangible assets, net of amortization, $60 million. In addition, relocation receivables increased $53 million and trade receivables increased $31 million for the six months ended June 30, 2010. These increases were partially offset by a decrease in franchise agreements of $34 million due to amortization. Total liabilities increased $117 million principally due to an increase in indebtedness due to the Company entering into $130 million of revolving letter of credit backed credit facilities, a $116 million increase in deferred income taxes, an increase in accounts payable of $83 million and an increase in accrued expenses and other current liabilities of $81 million, partially offset by a $308 million decrease in amounts due to former parent as a result of tax and other liability adjustments. Total equity (deficit) improved $30 million due primarily to net income of $25 million for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position may continue to be negatively affected by (i) unfavorable conditions in the real estate or relocation market, including adverse changes in interest rates, (ii) access to our relocation securitization programs and (iii) access to the capital markets, which may be further limited if we were to fail to extend or refinance any of the facilities or if we were to fail to meet certain covenants.

Although we saw an increase in homesale transactions and average homesale price in the first half of 2010 we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates;

•	lower unit sales, following the expiration of the federal homebuyer tax credit;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth; and

•	a lack of stability or improvement in home ownership levels in the U.S.

Consequently, we cannot predict when the residential real estate industry will return to a period of stabilization and sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

At June 30, 2010, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures.

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

Cash Flows

At June 30, 2010, we had $265 million of cash and cash equivalents, an increase of $10 million compared to the balance of $255 million at December 31, 2009. The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$(38)	$172	$(210)
Investing activities	(26)	(22)	(4)
Financing activities	74	(202)	276
Effects of change in exchange rates on cash and cash equivalents	—	3	(3)

Net change in cash and cash equivalents	$10	$(49)	$59

For the six months ended June 30, 2010 we used $210 million of additional cash in operations compared to the same period in 2009. For the six months ended June 30, 2010, $38 million of cash was used in operating activities due to uses of cash related to trade receivables and relocation receivables of $26 million and $29 million, respectively, partially offset by positive cash flows from operating results, as well as sources of cash related to accounts payable and relocation properties held for sale of $58 million and $24 million, respectively. For the six months ended June 30, 2009 $172 million of cash was provided by operating activities and was comprised of sources of cash related to relocation receivables and relocation properties held for sale of $277 million and $19 million, respectively, and accounts payable of $26 million, partially offset by negative cash flows from operating results.

For the six months ended June 30, 2010 we used $4 million more cash for investing activities compared to the same period in 2009. For the six months ended June 30, 2010 $26 million of cash was used in investing activities and was primarily due to $21 million of property and equipment additions and the purchase of certificates of deposit for $10 million, partially offset by proceeds from the sale of assets of $5 million. For the six months ended June 30, 2009 $22 million of cash was used in investing activities and was comprised of $15 million of property and equipment additions and acquisition related payments of $4 million.

For the six months ended June 30, 2010 we provided $276 million more cash from financing activities compared to the same period in 2009. For the six months ended June 30, 2010, $74 million of cash was provided by financing activities and was comprised of $110 million of proceeds from drawings on our unsecured revolving credit facilities, partially offset by $16 million of term loan facility repayments and a $13 million repayment of securitization obligations. For the six months ended June 30, 2009, $202 million of cash was used in financing activities and was comprised of $274 million of securitization obligation repayments and $16 million of term loan facility repayments, partially offset by a $95 million increase in borrowings under the revolving credit facilities.

Financial Obligations

SENIOR SECURED CREDIT FACILITY

The senior secured credit facility consists of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), collectively referred to as the “First Lien Facilities”) and (iv) a $650 million incremental loan facility.

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

The Company’s senior secured credit facility provides for a six-and-a-half-year $525 million synthetic letter of credit facility. The capacity of the synthetic letter of credit is reduced by 1% each year and as a result the amount available was $512 million on December 31, 2009 and $507 million at June 30, 2010. The synthetic letter of credit facility was used to post a letter of credit with Avis Budget Group to secure the fair value of the Company’s obligations with respect to Cendant’s contingent and other liabilities that were assumed under the Separation and Distribution Agreement and the remaining capacity was utilized for general corporate purposes. The Company is able to utilize a maximum of $100 million of the synthetic letter of credit for general corporate purposes.

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

In late 2009, the Company incurred $650 million of second lien term loans under the incremental loan feature of the senior secured credit facility (the “Second Lien Loans”). The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

At June 30, 2010, the Company had $3,075 million outstanding under the term loan facility, $507 million of letters of credit outstanding under our synthetic letter of credit facility, an additional $163 million of outstanding letters of credit under our revolving credit facility and $650 million of Second Lien Loans.

OTHER BANK INDEBTEDNESS

During 2010, the Company has entered into five separate revolving credit facilities to borrow up to $130 million principal amount of indebtedness. These facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of June 30, 2010, the Company has borrowed $130 million under these facilities, $40 million of which was used to finance the Primacy acquisition in January 2010. These facilities bear interest at a weighted average rate of LIBOR plus 1.6% or a minimum of LIBOR plus 1.4% and interest payments are payable either monthly or quarterly.

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

DEBT RATINGS

Standard and Poor’s and Moody’s have rated our debt and determined that our Corporate Family Rating was CC and Caa3, respectively, our Senior Secured Debt rating was CCC- and Caa1, respectively, and the Unsecured Notes rating was C and Ca, respectively. The rating outlook was negative. With the issuance of the Second Lien Loans in September 2009, Standard and Poor’s and Moody’s initiated a rating of C and Caa3, respectively, for this new tranche of indebtedness. In June 2010, Standard and Poor’s changed the Corporate rating outlook to developing from negative. The debt ratings noted above continue to be in effect as of June 30, 2010.

SECURITIZATION OBLIGATIONS

The Company issues secured obligations through Apple Ridge Funding LLC and U.K. Relocation Receivables Funding Limited. The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term which expires in April 2012. The U.K. Relocation Funding Limited securitization program is a revolving program with a four-year term which expires in April 2011, though beginning in April 2010, in accordance with the securitization program terms, no new relocation initiations have been placed into this program since April 2010. These entities are consolidated, bankruptcy remote special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to a specific program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. Such securitization obligations are collateralized by $373 million and $364 million of underlying relocation receivables and other related relocation assets at June 30, 2010 and December 31, 2009, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $1 million and $3 million for the three and six months ended June 30, 2010, respectively and $3 million and $8 million for the three and six months ended June 30, 2009, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4% and 2.5% for the six months ended June 30, 2010 and 2009, respectively.

AVAILABLE CAPACITY

As of June 30, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$587
Term loan facility(2)	October 2013	3,075	3,075	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(3)	Various	130	130	—
Fixed Rate Senior Notes(4)	April 2014	1,700	1,687	—
Senior Toggle Notes(5)	April 2014	444	441	—
Senior Subordinated Notes(6)	April 2015	875	864	—
Securitization obligations:
Apple Ridge Funding LLC(7)	April 2012	500	268	232
U.K. Relocation Receivables Funding Limited(7)	April 2011	75	22	53

		$8,199	$7,137	$872

(1)

The available capacity under this facility was reduced by $163 million of outstanding letters of credit at June 30, 2010. Based upon the senior secured leverage ratio of 4.34 to 1 at June 30, 2010, we could have borrowed as of such date an additional $431 million under the revolving credit facility under the senior secured credit agreement and remained in compliance with the 5 to 1 maximum senior secured leverage ratio.

(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.29% at June 30, 2010.
(3)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $30 million is due in April 2011, $50 million is due in June 2011 and $50 million is due in January 2013.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $13 million.
(5)	Consists of $444 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $11 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at June 30, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or the Unsecured Notes. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At June 30, 2010, the Company was in compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve month periods ending September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

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

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these EBITDA measures do not reflect any cash requirements for such replacements; and

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

A reconciliation of net income (loss) attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2010 is set forth in the following table:

	Year Ended December 31, 2009	Less	Equals	Plus	Equals
		Six Months Ended June 30, 2009	Six Months Ended December 31, 2009	Six Months Ended June 30, 2010	Twelve Months Ended June 30, 2010
Net income (loss) attributable to Realogy	$(262)	$(274)	$12	$25	$37	(a)
Income tax expense (benefit)	(50)	7	(57)	124	67

Income (loss) before income taxes	(312)	(267)	(45)	149	104
Interest expense, net	583	291	292	307	599
Depreciation and amortization	194	99	95	99	194

EBITDA	465	123	342	555	897	(b)
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy cost (benefit) items, net(c)					(264)
Pro forma cost-savings for 2010 restructuring initiatives(d)					10
Pro forma cost-savings for 2009 restructuring initiatives(e)					6
Pro forma effect of business optimization initiatives(f)					46
Non-cash charges(g)					3
Non-recurring fair value adjustments for purchase accounting(h)					4
Pro forma effect of acquisitions and new franchisees(i)					8
Apollo management fees(j)					15
Incremental securitization interest costs(k)					2
Expenses incurred in debt refinancing activities(l)					4
Gain on extinguishment of debt					(75)

Adjusted EBITDA					$656

Total senior secured net debt(m)					$2,849
Senior secured leverage ratio					4.34x

(a)	Net income (loss) attributable to Realogy consists of: (i) income of $58 million for the third quarter of 2009; (ii) a loss of $46 million for the fourth quarter of 2009; (iii) a loss of $197 million for the first quarter of 2010; and (iv) income of $222 million for the second quarter of 2010.
(b)	EBITDA consists of: (i) $253 million for the third quarter of 2009; (ii) $89 million for the fourth quarter of 2009; (iii) $11 million for the first quarter of 2010 and (iv) $544 million for the second quarter of 2010.
(c)	Consists of $36 million of restructuring costs and $1 million of merger costs offset by a net benefit of $301 million for former parent legacy items.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first six months of 2010. From this restructuring, we expect to reduce our operating costs by approximately $14 million on a twelve-month run-rate basis and estimate that $4 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2009 through the time they were put in place had those actions been effected on July 1, 2009.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2009. From this restructuring, we expect to reduce our operating costs by approximately $103 million on a twelve-month run-rate basis and estimate that $97 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2009 through the time they were put in place had those actions been effected on July 1, 2009.
(f)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs of $18 million as well as $28 million for employee retention accruals.

(g)	Represents the elimination of non-cash expenses, including a $14 million write-down of a cost method investment acquired in 2006, $7 million of stock-based compensation expense, less $15 million for the change in the allowance for doubtful accounts and notes reserves from July 1, 2009 through June 30, 2010 and $1 million related to the unrealized net gains on foreign currency transactions and foreign currency forward contracts.
(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.
(i)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on July 1, 2009. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2009.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended June 30, 2010.
(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2010.
(l)	Represents the expenses incurred in connection with the Company’s unsuccessful debt refinancing activities principally in the third quarter of 2009.
(m)	Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $3,075 million plus $13 million of capital lease obligations less $239 million of readily available cash as of June 30, 2010. Pursuant to the terms of the senior secured credit agreement, senior secured net debt does not include Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or Unsecured Notes.

LIQUIDITY RISKS

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

On the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 5.0 to 1 at June 30, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter. In order to comply with the senior secured leverage ratio for the twelve-month periods ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.

Former Parent Contingent Tax Liabilities

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of tax liabilities that relate to income taxes imposed on Cendant and certain of its subsidiaries with respect to tax periods ending on or prior to December 31, 2006.

On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham on July 15, 2010, Realogy agreed to pay a total of approximately $48 million, excluding estimated interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement. In August 2010, Realogy paid $58 million, including estimated interest, to Cendant and Wyndham.

At June 30, 2010, after giving effect to the IRS settlement, the agreement with Wyndham referred to above and the adjustment of certain other former parent liabilities, the due to former parent balance is comprised of the Company’s portion of the following: (i) Cendant’s IRS settlement liability for federal taxes in years 2003 through 2006, (ii) Cendant’s remaining state and foreign contingent tax liabilities, (iii) accrued interest on contingent tax liabilities, (iv) potential liabilities related to Cendant’s terminated or divested businesses, and (v) potential liabilities related to the residual portion of accruals for Cendant operations.

With respect to the residual legacy Cendant tax liabilities which remain after giving effect to the IRS settlement, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. Similarly, with respect to Realogy tax liabilities, the Company believes there is appropriate support for positions taken on its own tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of tax audits are inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

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

CONTRACTUAL OBLIGATIONS

Our future contractual obligations as of June 30, 2010 have not changed significantly from the amounts reported in our 2009 Form 10-K except for the additional indebtedness incurred related to the Primacy acquisition as well as other bank indebtedness of $90 million.

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

Our principal market exposure is interest rate risk. At June 30, 2010, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At June 30, 2010, we had total long-term debt of $6,847 million, excluding $290 million of securitization obligations. Of the $6,847 million of long-term debt, the Company has $3,205 million of variable interest rate debt primarily based on LIBOR. At June 30, 2010, we have floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $775 million which effectively fixes our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $29 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At June 30, 2010, the fair value of our long-term debt approximated $5,963 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $135 million impact on the fair value of our long-term debt.

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

The following updates certain disclosures with respect to legal and regulatory proceedings contained in our 2009 Form 10-K and 10-Q for the three months ended March 31, 2010.

Legal—Real Estate Business

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, the implied duty of good faith and fair dealing and certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages. On October 29, 2002, the plaintiffs filed a second amended complaint adding a count against Cendant as guarantor of Century 21’s obligations to its franchisees. On June 30, 2006, the court denied plaintiffs’ motion to certify a class. Currently, there are three pending motions before the Court: a renewed class certification motion; the motion to strike class allegations from the complaint, and the motion to dismiss plaintiffs’ pre-1998 claims because there is no class representative for any such claim. Oral argument was held on October 23, 2009 and further oral argument on the motions was heard on April 9, 2010. The court took the arguments under advisement and a decision has not yet been issued.

David Schott and Constance Schott v. Equity Title Company (Case No. BC 374014, Superior Court of California, County of Los Angeles). On or about June 1, 2007, plaintiffs filed suit against defendant, a company within our Title and Settlement Services segment, alleging, among other things, breach of contract and fraud relating to an exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. On July 3, 2008, following a trial, a jury returned a verdict in favor of plaintiffs on their claim for breach of contract and intentional misrepresentation and awarded damages in the amount of approximately $2.9 million. On October 27, 2008, we filed a notice of appeal. By opinion issued January 14, 2010, the appellate division reversed the trial court’s entry of judgment of the jury’s verdict against the Company in all respects and remanded the matter to the trial court with instructions for further proceedings. The matter was settled in June 2010 with payment to the plaintiffs of the amount of $0.5 million with no admission of liability.

Realogy Corporation v. Triomphe Partners and Triomphe Immobilien (AAA/District New York). Realogy initiated binding arbitration proceedings to collect sums due to it, plus attorneys fees and costs, from the former master franchisor of the Coldwell Banker brand for 28 countries in Eastern and Western Europe. Realogy also seeks a declaration that it properly terminated the international franchise contracts because Triomphe failed to properly cure pending defaults. Triomphe has asserted a counterclaim alleging that the contracts were not properly terminated and that the contracts were terminated in violation of the Illinois Franchise Practices Act. Triomphe seeks damages for lost profits, as well as attorneys’ fees and costs. Arbitration proceedings were held in July and November 2009, and in January and March 2010. The evidentiary portion of the case was closed. Final briefs were submitted and oral argument was held on May 27, 2010. By decision dated August 4, 2010, the arbitrators found that Realogy properly terminated the franchise contracts for failing to meet minimum office requirements but denied Realogy’s monetary claim. All of the former master franchisor’s counterclaims were denied. All parties are to bear their own attorneys’ fees and costs, and to share equally the costs of the arbitration.

Regulatory Proceedings

On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham on July 15, 2010, Realogy agreed to pay a total of approximately $48 million, excluding estimated interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement. In August 2010, Realogy paid $58 million, including estimated interest, to Cendant and Wyndham.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: August 10, 2010	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and Chief Financial Officer

Date: August 10, 2010	/s/ Dea Benson
Dea Benson
Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

10.1	Agreement dated July 15, 2010, between Realogy Corporation and Wyndham Worldwide Corporation. (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Current Report on Form 8-K filed on July 20, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.