Form 10-Q
period 2010-09-30
REALOGY CORP
filed 2010-11-09
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 9, 2010 was 100.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management, L.P. and the related financings (the “Transactions”). As of September 30, 2010, our total debt (excluding the securitization obligations) was $6,848 million representing a moderate increase in our total debt since the date of the Transactions. The industry and economy have experienced significant declines since the time of the Transactions that have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure;

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

•

under our senior secured credit facility, the senior secured leverage ratio limit of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined herein, was 5.0 to 1 at September 30, 2010 and the ratio limit steps down to 4.75 to 1 on March 31, 2011 and thereafter. During the first half of 2010, the housing market showed signs of stabilization; however, the second half of 2010 is expected to be weak compared to the second half of 2009 and there remains substantial uncertainty with respect to the timing and scope of a housing recovery. If a housing recovery is delayed further or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio;

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

•	a lack of improvement in consumer confidence;

•	the impact of ongoing or future recessions, slow economic growth and high levels of unemployment in the U.S. and abroad;

•	legislative, tax or regulatory changes that would adversely impact the residential real estate market;

•	negative trends and/or a negative perception of the market trends in value for residential real estate;

•

continuing high levels of foreclosure activity including but not limited to the release of homes for sale by financial institutions and the uncertainty surrounding the appropriateness of mortgage servicers foreclosure processes;

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

•

any remaining resolutions or outcomes with respect to Cendant’s (as defined herein) contingent and corporate tax liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows;

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

•

competition in our existing and future lines of business, including, but not limited to, higher costs to retain or attract sales agents for residential real estate brokerages, and the financial resources of competitors;

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•	adverse effects of natural disasters or environmental catastrophes;

•	our failure to enter into or renew franchise agreements, maintain franchisee satisfaction with our brands or the inability of franchisees to survive the most recent real estate downturn;

•	disputes or issues with entities that license us their tradenames for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees;

•	the loss of any of our senior management or key managers or employees;

•

the cumulative effect of adverse litigation or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws, including any changes that would (1) require classification of independent contractors to employee status, (2) place additional limitations or restrictions on affiliated transactions, which would have the effect of limiting or restricting collaboration among our business units, (3) interpret the Real Estate Settlement Procedures Act or RESPA in a manner that would adversely affect our operations and business arrangements, or (4) require significant changes in the manner in which we support our franchisees; and

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of September 30, 2010, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and September 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 9, 2010

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Gross commission income	$751	$878	$2,280	$2,096
Service revenue	197	174	518	469
Franchise fees	67	79	203	201
Other	37	38	123	118

Net revenues	1,052	1,169	3,124	2,884

Expenses
Commission and other agent-related costs	490	567	1,479	1,336
Operating	315	309	925	950
Marketing	42	38	138	124
General and administrative	45	63	180	179
Former parent legacy costs (benefit), net	(6)	5	(315)	(37)
Restructuring costs	2	15	12	59
Depreciation and amortization	49	48	148	147
Interest expense/(income), net	151	139	458	430
Gain on extinguishment of debt	—	(75)	—	(75)
Other (income)/expense, net	—	(1)	(6)	(11)

Total expenses	1,088	1,108	3,019	3,102

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(36)	61	105	(218)
Income tax expense	10	8	134	15
Equity in earnings of unconsolidated entities	(13)	(6)	(22)	(18)

Net income (loss)	(33)	59	(7)	(215)
Less: Net income attributable to noncontrolling interests	—	(1)	(1)	(1)

Net income (loss) attributable to Realogy	$(33)	$58	$(8)	$(216)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$235	$255
Trade receivables (net of allowance for doubtful accounts of $66 and $66)	140	102
Relocation receivables	437	334
Relocation properties held for sale	28	—
Deferred income taxes	71	85
Other current assets	102	98

Total current assets	1,013	874
Property and equipment, net	185	211
Goodwill	2,591	2,577
Trademarks	732	732
Franchise agreements, net	2,925	2,976
Other intangibles, net	488	453
Other non-current assets	228	218

Total assets	$8,162	$8,041

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$168	$96
Securitization obligations	338	305
Due to former parent	117	505
Revolving credit facilities and current portion of long-term debt	170	32
Accrued expenses and other current liabilities	631	502

Total current liabilities	1,424	1,440
Long-term debt	6,678	6,674
Deferred income taxes	875	760
Other non-current liabilities	166	148

Total liabilities	9,143	9,022

Commitments and contingencies (Notes 9 and 10)
Equity (deficit):
Common stock	—	—
Additional paid-in capital	2,024	2,020
Accumulated deficit	(2,979)	(2,971)
Accumulated other comprehensive loss	(28)	(32)

Total Realogy stockholder’s deficit	(983)	(983)

Noncontrolling interests	2	2

Total equity (deficit)	(981)	(981)

Total liabilities and equity (deficit)	$8,162	$8,041

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net loss	$(7)	$(215)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	148	147
Deferred income taxes	127	8
Amortization of deferred financing costs and discount on unsecured notes	23	22
Gain on extinguishment of debt	—	(75)
Equity in (earnings) losses of unconsolidated entities	(22)	(18)
Other adjustments to net income (loss)	16	21
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(35)	6
Relocation receivables and advances	(77)	375
Relocation properties held for sale	35	21
Other assets	1	15
Accounts payable, accrued expenses and other liabilities	96	50
Due (to) from former parent	(392)	(50)
Other, net	(15)	(3)

Net cash (used in) provided by operating activities	(102)	304

Investing Activities
Property and equipment additions	(33)	(23)
Net assets acquired (net of cash acquired) and acquisition-related payments	(2)	(5)
Net proceeds from sale of assets	5	—
Purchases of certificates of deposit	(10)	—
Change in restricted cash	4	4

Net cash used in investing activities	(36)	(24)

Financing Activities
Net change in revolving credit facilities	117	(515)
Proceeds from issuance of Second Lien Loans	—	365
Repayments made for term loan credit facility	(24)	(24)
Net change in securitization obligations	34	(336)
Debt issuance costs	—	(8)
Other, net	(9)	(10)

Net cash provided by (used in) financing activities	118	(528)

Effect of changes in exchange rates on cash and cash equivalents	—	3

Net decrease in cash and cash equivalents	(20)	(245)
Cash and cash equivalents, beginning of period	255	437

Cash and cash equivalents, end of period	$235	$192

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$334	$318
Income tax payments (refunds), net	$7	$6

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

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

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

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each quarter. At September 30, 2010, the maximum ratio of total senior secured net debt to trailing twelve-month Adjusted EBITDA was 5.0 to 1 and the ratio limit will step down to 4.75 to 1 on March 31, 2011 and thereafter. At September 30, 2010, the Company was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.57 to 1.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from the Company’s parent company, (e) obtaining additional debt or equity financing from third party sources or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

Based upon the Company’s updated financial forecast and the Company’s current plan to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital.

Our ability to maintain compliance with the financial covenant in our senior secured credit facility will likely require us to refinance or restructure our debt and/or issue additional equity. We have considered and will continue to evaluate potential transactions to refinance our indebtedness, including transactions to reduce net debt, extend maturities and/or reduce first lien indebtedness. If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit agreement as disclosed in the 2009 Form 10-K.

Impairment of Goodwill and Other Indefinite-Lived Intangibles

In connection with the FASB’s Intangible—Goodwill and Other guidance, the Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing in the fourth quarter of each year subsequent to completing its annual budgeting and forecasting process. The Company is currently preparing its 2011 budgets and long-term financial projections as well as evaluating the impact of industry trends on the impairment analysis. As a result, the Company is in the early stages of completing the first test of its annual impairment review and has not completed the analysis that would indicate whether or not an impairment has occurred. If the Company has an impairment upon completion of its analysis, it could have a significant impact on its results of operations for the fourth quarter of 2010 given that the Company has $2.6 billion of goodwill and $1.9 billion of indefinite-lived intangibles, although it would have no impact on the Company’s cash flows or financial covenant.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, British Pound and Canadian Dollar. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2010 and December 31, 2009, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $20 million and $15 million, respectively.

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

The derivatives are being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps of $12 million and $15 million, net of income taxes, has been recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at September 30, 2010 and December 31, 2009, respectively.

The fair value of derivative instruments were as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010 Fair Value	December 31, 2009 Fair Value
Interest rate swap contracts	Other current liabilities	$—	$8
	Other non-current liabilities	20	17

		$20	$25

The effect of derivative instruments on earnings were as follows:

Derivatives in Cash Flow Hedge Relationships	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest rate swap contracts	$(1)	$5	Interest expense	$(3)	$(16)

Derivatives in Cash Flow Hedge Relationships	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate swap contracts	$—	$7	Interest expense	$(6)	$(15)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Foreign exchange contracts	Operating expense	$(2)	$(1)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts	Operating expense	$—	$(1)

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other non-current liabilities)	$—	$—	$20	$20
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$25	$25
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2009	$25
Change reflected in other comprehensive loss	(5)

Fair value at September 30, 2010	$20

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value primarily determined by quoted market values at:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$338	$338	$305	$305
Term loan facility	3,067	2,760	3,091	2,784
Second Lien Loans	650	702	650	699
Other bank indebtedness	138	138	—	—
Fixed Rate Senior Notes	1,688	1,447	1,686	1,427
Senior Toggle Notes	441	378	416	341
Senior Subordinated Notes	864	684	863	668

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The Company’s income tax expense for the three and nine months ended September 30, 2010 was $10 million and $134 million, respectively. The components of the Company’s income tax expense for the nine months ended September 30, 2010 are as follows:

•

$109 million of income tax expense was recorded for the reduction of certain deferred tax assets as a result of our former parent company’s IRS examination settlement of Cendant’s taxable years 2003 through 2006;

•	due to the recognition of a full valuation allowance for domestic operations, no additional U.S. Federal income tax benefit was recognized for the current period;

•	$20 million of income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	$5 million of income tax expense was recognized primarily for foreign and state income taxes for certain jurisdictions.

Supplemental Cash Flow Information

The Company had significant non-cash transactions in the second quarter of 2010 and 2009 pursuant to the terms of the Senior Toggle Notes. The Company elected to satisfy its interest payment obligations by issuing Senior Toggle Notes of $25 million and $34 million, respectively, which resulted in a non-cash transfer between accrued interest and long term debt.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended September 30, 2010 was less than $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets. The net periodic pension cost for the three months ended September 30, 2009 was less than $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets.

The net periodic pension cost for the nine months ended September 30, 2010 was $2 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $6 million offset by a benefit of $4 million for the expected return on assets. The net periodic pension cost for the nine months ended September 30, 2009 was $2 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $6 million offset by a benefit of $4 million for the expected return on assets.

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

2.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(33)	$59	$(7)	$(215)
Foreign currency translation adjustments	2	(1)	1	2
Change in fair value of interest rate hedges, net	—	—	3	4

Comprehensive income (loss)	(31)	58	(3)	(209)
Comprehensive income attributable to noncontrolling interests	—	(1)	(1)	(1)

Total comprehensive income (loss) attributable to Realogy	$(31)	$57	$(4)	$(210)

3.	ACQUISITIONS

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

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2009	$2,265	$762	$625	$397	$4,049
Accumulated impairment	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2009	1,556	604	344	73	2,577
Goodwill acquired(a)	—	—	16	—	16
Goodwill reduction for locations sold	—	(2)	—	—	(2)

Balance at September 30, 2010	$1,556	$602	$360	$73	$2,591

(a)	The increase in goodwill relates to the acquisition of Primacy in January 2010.

Intangible assets are as follows:

	As of September 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements(a)	$2,019	$239	$1,780	$2,019	$188	$1,831
Unamortizable—Franchise agreement(b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$239	$2,925	$3,164	$188	$2,976

Unamortizable—Trademarks(c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements(d)	$45	$3	$42	$45	$3	$42
Amortizable—Customer relationships(e) (h)	529	98	431	467	70	397
Unamortizable—Title plant shares(f)	10	—	10	10	—	10
Amortizable—Other(g) (h)	12	7	5	8	4	4

Total Other Intangibles	$596	$108	$488	$530	$77	$453

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreements).
(e)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 5 to 20 years.
(f)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(g)	Generally amortized over periods ranging from 2 to 10 years.
(h)	The acquisition of Primacy increased customer relationships intangibles by $62 million and other intangibles by $5 million.

Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Franchise agreements	$17	$17	$51	$51
Customer relationships	9	6	28	19
Other	1	1	3	1

Total	$27	$24	$82	$71

Based on the Company’s amortizable intangible assets as of September 30, 2010, the Company expects related amortization expense for the remainder of 2010, the four succeeding years and thereafter to approximate $27 million, $108 million, $108 million, $108 million, $108 million and $1,799 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	September 30, 2010	December 31, 2009
Accrued payroll and related employee costs	$91	$78
Accrued volume incentives	15	18
Accrued commissions	23	19
Restructuring accruals	36	47
Deferred income	73	64
Accrued interest	211	125
Relocation services home mortgage obligations	24	—
Other	158	151

	$631	$502

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	September 30, 2010	December 31, 2009
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	3,067	3,091
Second Lien Loans	650	650
Other bank indebtedness	138	—
Fixed Rate Senior Notes	1,688	1,686
Senior Toggle Notes	441	416
Senior Subordinated Notes	864	863
Securitization Obligations:
Apple Ridge Funding LLC	313	281
Cartus Financing Limited	25	—
U.K. Relocation Receivables Funding Limited	—	24

	$7,186	$7,011

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

The $750 million revolving credit facility had no borrowings outstanding as of September 30, 2010, however, there was $120 million outstanding as of November 5, 2010. The revolving credit facility includes a $200 million letter of credit sub-facility which had $73 million of remaining capacity at September 30, 2010 and $46 million of remaining capacity at November 5, 2010.

The Company’s senior secured credit facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is used for: (1) the support of the Company’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, the Company voluntarily reduced the capacity of the facility to $257 million during the third quarter of 2010. At September 30, 2010, the $257 million of capacity is being utilized by a $133 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes. The remaining capacity of $24 million can only be used for Cendant liability claims.

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

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each quarter. Specifically, the Company’s total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at September 30, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or the Unsecured Notes (defined below). EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant. At September 30, 2010, the Company was in compliance with the senior secured leverage ratio. See “Financial Conditions, Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

The Company’s current financial forecast of Adjusted EBITDA includes additional cost-saving and business optimization initiatives. As such initiatives are implemented; management will give pro forma effect to such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve-month period for calculating compliance with the senior secured leverage covenant.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from the Company’s parent company, (e) obtaining additional debt or equity financing from third party sources or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macro-economic conditions affecting the Company.

Based upon the Company’s updated financial forecast and the Company’s current plan to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve month period and reduce net senior secured indebtedness upon actual receipt of such capital.

OTHER BANK INDEBTEDNESS

During the first six months of 2010, the Company entered into five separate revolving credit facilities to borrow up to $130 million. These facilities bear interest at a weighted average rate of LIBOR plus 1.6% or 3% as of September 30, 2010. The facilities are subject to a minimum interest rate of LIBOR plus 1.4% and interest payments are payable either monthly or quarterly. In August 2010, the Company entered into an additional revolving credit facility to borrow up to £5 million with an interest rate at the lender’s base rate plus 2.0% or 2.5% as of September 30, 2010. These facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of September 30, 2010, the Company has borrowed $138 million, which is the total capacity available under these facilities, $40 million of which was used to finance the Primacy acquisition in January 2010.

On November 4, 2010, the Company amended one of the revolving credit facilities noted above to increase the capacity from $25 million to $50 million and extend the maturity date from April 2011 to November 2011.

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

Beginning with the interest period which ended October 2008, the Company elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

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

SECURITIZATION OBLIGATIONS

The Company has secured obligations through Apple Ridge Funding LLC, a securitization program with a five-year term which expires in April 2012. Until August 2010, the Company also had secured obligations through U.K. Relocation Receivables Funding Limited, a securitization program with a four-year term. On August 23, 2010, the Company terminated the U.K. Relocation Receivables Funding Limited securitization program and replaced it with new credit facilities, as described below.

On August 19, 2010, the Company through a special purpose entity, Cartus Financing Limited, entered into new agreements that provide for a £35 million revolving loan facility and a £5 million working capital facility. These facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in the Company’s senior secured credit facility and the indentures governing the Unsecured Notes. The £35 million facility has a term of five years and the £5 million working capital facility has a term of one year.

The Apple Ridge entities and the new U.K. entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new relocation management agreements are entered into, the new agreements may also be designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations are collateralized by $412 million and $364 million of underlying relocation receivables and other related relocation assets at September 30, 2010 and December 31, 2009, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $5 million for the three and nine months ended September 30, 2010, respectively, and $2 million and $10 million for the three and nine months ended September 30, 2009, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 2.4% for the nine months ended September 30, 2010 and 2009, respectively.

AVAILABLE CAPACITY

As of September 30, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$623
Term loan facility(2)	October 2013	3,067	3,067	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(3)	Various	138	138	—
Fixed Rate Senior Notes(4)	April 2014	1,700	1,688	—
Senior Toggle Notes(5)	April 2014	444	441	—
Senior Subordinated Notes(6)	April 2015	875	864	—
Securitization obligations:
Apple Ridge Funding LLC(7)	April 2012	500	313	187
Cartus Financing Limited(8)	Various	63	25	38
U.K. Relocation Receivables Funding Limited(9)	April 2011	—	—	—

		$8,187	$7,186	$848

(1)	The available capacity under this facility was reduced by $127 million of outstanding letters of credit at September 30, 2010. On November 5, 2010, the Company had $120 million outstanding on the revolving credit facility and $154 million of outstanding letters of credit.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.28% at September 30, 2010.
(3)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $30 million is due in April 2011, $50 million is due in June 2011, $8 million is due in August 2011 and $50 million is due in January 2013.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $12 million.
(5)	Consists of $444 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million. On October 15, 2010, the Company issued $26 million of Senior Toggle Notes to satisfy its interest payment obligation for the six-month period ended October 2010.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $11 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	Consists of a £35 million facility with a term of five years and a £5 million working capital facility with a term of one year.
(9)	The Company terminated this facility in August 2010.

7.	RESTRUCTURING COSTS

2010 Restructuring Program

During the nine months ended September 30, 2010, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $20 million in 2010. As of September 30, 2010, the Company has recognized $13 million of the expense related to the 2010 restructuring plan.

Restructuring charges by segment for the nine months ended September 30, 2010 were as follows:

	Opening Balance	Expense Recognized and Other Additions		Cash Payments/ Other Reductions	Liability as of September 30, 2010
Real Estate Franchise Services	$—	$—		$—	$—
Company Owned Real Estate Brokerage Services	—	8		(5)	3
Relocation Services	—	4	(a)	(1)	3
Title and Settlement Services	—	2		(2)	—
Corporate and Other	—	—		—	—

	$—	$14	(b)	$(8)	$6

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.
(b)	Current year restructuring expense on the Statement of Operations is net of $1 million related to the reversal of prior years restructuring accruals.

The table below shows restructuring charges by category and the corresponding payments and other reductions for the nine months ended September 30, 2010:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions	$3	$10	$1	$14
Cash payments and other reductions	(3)	(4)	(1)	(8)

Balance at September 30, 2010	$—	$6	$—	$6

2009 Restructuring Program

During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2009 was $34 million.

The recognition of the 2009 restructuring charge and the corresponding utilization from inception to September 30, 2010 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	2	32	—	34
Cash payments and other reductions	(1)	(11)	—	(12)

Balance at September 30, 2010	$1	$21	$—	$22

8.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of restricted stock to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which was based upon the fair value of the Company on the date of the grant. In general, one half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (the tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholders of Holdings. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted an aggregate 291,000 stock options and 9,000 shares of restricted stock to senior management employees and an independent director of the Company. No stock options were granted during 2009 or during the nine months ended September 30, 2010. As of September 30, 2010, the total number of shares available for future grant under the Plan was approximately 2 million shares.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1 million and $4 million related to the incentive equity awards granted by Holdings for the three and nine months ended September 30, 2010, respectively, and expense of $2 million and $5 million for the three and nine months ended September 30, 2009, respectively.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Option Tranche			Restricted Stock
	A	B	C
Outstanding at December 31, 2009	7.79	3.87	3.87	0.23
Granted	—	—	—	—
Vested	—	—	—	(0.23)
Exercised	—	—	—	—
Forfeited	(0.12)	(0.06)	(0.06)	—

Outstanding at September 30, 2010	7.67	3.81	3.81	—

Exercisable at September 30, 2010	4.07	—	—	—

Weighted average remaining contractual term (years)	6.75	6.75	6.75

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at September 30, 2010	4.07	$10.00	6.69 years	$—

As of September 30, 2010, there was $10 million of unrecognized compensation cost related to the remaining vesting period of tranche A options under the Plan, and $21 million of unrecognized compensation cost related to tranches B and C options. Unrecognized cost for tranche A will be recorded in future periods as compensation expense over a weighted average period of approximately 1.7 years, and the unrecognized cost for tranches B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

See Note 13, “Subsequent Events” for information related to the Company’s offer to exchange certain stock options for new stock options that was initiated on October 8, 2010 and expired on November 8, 2010.

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

The due to former parent balance was $117 million at September 30, 2010 and has decreased from the $505 million balance at December 31, 2009 as a result of tax and other liability adjustments relating to (i) Cendant’s IRS examination settlement of Cendant’s taxable years 2003 through 2006, (ii) Cendant’s state and foreign contingent tax liabilities, (iii) accrued interest on contingent tax liabilities, (iv) Cendant’s terminated or divested businesses, and (v) the residual portion of accruals for Cendant operations. See Note 10 “Commitments and

Contingencies” for additional information on Cendant’s IRS settlement. The income statement impact of adjustments to the Company’s due to former parent balance is included in “Former parent legacy costs (benefit), net” on the Statement of Operations.

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

In connection with these agreements, the Company recorded revenues of $1 million and $4 million for the three and nine months ended September 30, 2010, respectively and revenues of $2 million and $5 million for the three and nine months ended September 30, 2009, respectively. The Company recorded equity earnings of $13 million and $21 million for the three and nine months ended September 30, 2010, respectively and equity earnings of $5 million and $17 million for the three and nine months ended September 30, 2009, respectively. The Company received $5 million and $8 million in dividend distributions from PHH Home Loans during the nine months ended September 30, 2010 and 2009, respectively.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and nine months ended September 30, 2010 and 2009, the Company has recognized revenue and expenses related to these transactions of less than $1 million in the aggregate in each period.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters.

Examples of such matters include but are not limited to allegations: (i) concerning adverse impacts to franchisees related to purported changes made to the Century 21® system and its National Advertising Fund after the Company acquired it in 1995, which is referred to elsewhere in this report as the “Cooper Litigation”; (ii) that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency; (iii) by former franchisees, that franchise agreements were improperly terminated, (iv) that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (v) that NRT’s legal assistance program constitutes the illegal sale of insurance; (vi) concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; (vii) concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent and (viii) concerning claims for alleged RESPA violations.

With respect to the Cooper Litigation discussed above, the court granted plaintiffs’ renewed motion to certify a class on August 17, 2010. The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, the implied duty of good faith and fair dealing, fraud and certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages. The certified class includes all Century 21 franchisees between August 1, 1995 and April 17, 2002 whose franchise agreements contain a New Jersey choice of law and a New Jersey choice of venue provision who have not executed releases discharging their claim (other than in the context of a renewal of their franchise agreement). On September 7, 2010, Century 21 filed a motion for leave to file an interlocutory appeal of the class certification order. On October 15, 2010, the Appellate Division of the New Jersey Court denied Cendant’s and Century 21’s motion for leave to file an interlocutory appeal of the class certification order. This case was originally filed in 2002, but with the recent class certification is now just entering the discovery phase. This class action involves substantial, complex litigation. While the Company will vigorously defend this case and believe the allegations are without merit, class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of this litigation could result in substantial losses to the Company and we cannot assure you that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

The foregoing cases are in addition to the former parent contingent liability matters under which Realogy and Wyndham are responsible for 62.5% and 37.5%, respectively, of any former parent liability. The former parent contingent liabilities include an estimate of attorneys’ fees payable to the plaintiffs under a nine-year old legacy Cendant litigation matter not related to real estate, CSI Investment et. al. vs. Cendant et. al. (“Credentials Litigation”). In September 2009, the plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs, comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. In January 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. The Company believes the amount requested does not represent reasonable attorneys’ fees and has accrued a lesser amount.

The Company believes that it has adequately accrued for such legal matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, class action lawsuits can be costly to defend and depending on the class size and claims could be costly to settle. Lastly, there may be greater risk of unfavorable resolutions in the current economic environment due to various factors including the absence of other defendants (due to business failures) that may be the real cause of the liability and greater negative sentiment toward corporate defendants. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham on July 15, 2010, Realogy agreed to pay a total of approximately $48 million, excluding estimated interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement. In August 2010, Realogy paid $58 million, including interest, to Cendant and Wyndham.

At September 30, 2010, the due to former parent balance is comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

Contingent Liability Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit supports the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. In the third quarter of 2010, the Company entered into an agreement with Avis Budget Group and Wyndham to further reduce the letter of credit, primarily due to the IRS tax settlement described above and related payment of $58 million to satisfy the Company’s portion of such tax settlement. As a result of the tax settlement and other liability adjustments, the letter of credit was reduced from $446 million to $133 million as of September 30, 2010.

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

Escrow and Trust Deposits

As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently covered up to $250,000. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $224 million and $161 million at September 30, 2010 and December 31, 2009, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues(a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Real Estate Franchise Services	$138	$151	$433	$399
Company Owned Real Estate Brokerage Services	762	896	2,319	2,151
Relocation Services	122	92	304	243
Title and Settlement Services	84	91	235	247
Corporate and Other(b)	(54)	(61)	(167)	(156)

Total Company	$1,052	$1,169	$3,124	$2,884

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $54 million and $167 million for the three and nine months ended September 30, 2010, respectively, and $61 million and $156 million for the three and nine months ended September 30, 2009, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $12 million and $29 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three and nine months ended September 30, 2010, respectively, and $11 million and $26 million during the three and nine months ended September 30, 2009, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended September 30, (a)		Nine Months Ended September 30, (b)
	2010	2009	2010	2009
Real Estate Franchise Services	$90	$107	$278	$236
Company Owned Real Estate Brokerage Services	31	48	81	(12)
Relocation Services	51	34	82	106
Title and Settlement Services	8	10	14	17
Corporate and Other(c)	(3)	54	277	29

Total Company	177	253	732	376
Less:
Depreciation and amortization	49	48	148	147
Interest expense, net	151	139	458	430
Income tax expense	10	8	134	15

Net income (loss) attributable to Realogy	$(33)	$58	$(8)	$(216)

(a)	Includes $2 million of restructuring costs offset by a net benefit of $6 million of former parent legacy items for the three months ended September 30, 2010, compared to $15 million of restructuring costs and $5 million of former parent legacy costs for the three months ended September 30, 2009.
(b)	Includes $12 million of restructuring costs offset by a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments for the nine months ended September 30, 2010, compared to $59 million of restructuring costs offset by a benefit of $37 million of former parent legacy items (comprised of a benefit of $55 million recorded at the Relocation Services segment related to WEX partially offset by $18 million of expenses recorded at Corporate) for the nine months ended September 30, 2009.
(c)	Includes a gain on the extinguishment of debt of $75 million for the three and nine months ended September 30, 2009.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$751	$—	$—	$751
Service revenue	—	139	58	—	197
Franchise fees	—	67	—	—	67
Other	—	37	—	—	37

Net revenues	—	994	58	—	1,052
Expenses
Commission and other agent-related costs	—	490	—	—	490
Operating	—	279	36	—	315
Marketing	—	41	1	—	42
General and administrative	8	34	3	—	45
Former parent legacy costs (benefit), net	(6)	—	—	—	(6)
Restructuring costs	—	2	—	—	2
Depreciation and amortization	2	47	—	—	49
Interest expense/(income), net	149	2	—	—	151
Intercompany transactions	1	(1)	—	—	—

Total expenses	154	894	40	—	1,088
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(154)	100	18	—	(36)
Income tax expense (benefit)	(46)	45	11	—	10
Equity in earnings of unconsolidated entities	—	—	(13)	—	(13)
Equity in (earnings) losses of subsidiaries	(75)	(20)	—	95	—

Net income (loss)	(33)	75	20	(95)	(33)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Realogy	$(33)	$75	$20	$(95)	$(33)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$877	$1	$—	$878
Service revenue	—	123	51	—	174
Franchise fees	—	79	—	—	79
Other	—	36	2	—	38

Net revenues	—	1,115	54	—	1,169
Expenses
Commission and other agent-related costs	—	567	—	—	567
Operating	—	275	34	—	309
Marketing	—	38	—	—	38
General and administrative	17	44	2	—	63
Former parent legacy costs (benefit), net	5	—	—	—	5
Restructuring costs	—	15	—	—	15
Depreciation and amortization	2	46	—	—	48
Interest expense/(income), net	139	—	—	—	139
Gain on extinguishment of debt	(75)	—	—	—	(75)
Other (income)/expense, net	(1)	—	—	—	(1)
Intercompany transactions	1	(1)	—	—	—

Total expenses	88	984	36	—	1,108
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(88)	131	18	—	61
Income tax expense (benefit)	(50)	51	7	—	8
Equity in earnings of unconsolidated entities	—	—	(6)	—	(6)
Equity in (earnings) losses of subsidiaries	(96)	(16)	—	112	—

Net income (loss)	58	96	17	(112)	59
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$58	$96	$16	$(112)	$58

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,280	$—	$—	$2,280
Service revenue	—	367	151	—	518
Franchise fees	—	203	—	—	203
Other	—	121	2	—	123

Net revenues	—	2,971	153	—	3,124
Expenses
Commission and other agent-related costs	—	1,479	—	—	1,479
Operating	—	818	107	—	925
Marketing	—	136	2	—	138
General and administrative	38	134	8	—	180
Former parent legacy costs (benefit), net	(315)	—	—	—	(315)
Restructuring costs	—	12	—	—	12
Depreciation and amortization	6	141	1	—	148
Interest expense/(income), net	453	5	—	—	458
Other (income)/expense, net	(1)	(5)	—	—	(6)
Intercompany transactions	4	(4)	—	—	—

Total expenses	185	2,716	118	—	3,019
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(185)	255	35	—	105
Income tax expense (benefit)	(208)	321	21	—	134
Equity in earnings of unconsolidated entities	—	—	(22)	—	(22)
Equity in (earnings) losses of subsidiaries	31	(35)	—	4	—

Net income (loss)	(8)	(31)	36	(4)	(7)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$(8)	$(31)	$35	$(4)	$(8)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,095	$1	$—	$2,096
Service revenue	—	332	137	—	469
Franchise fees	—	201	—	—	201
Other	—	114	4	—	118

Net revenues	—	2,742	142	—	2,884
Expenses
Commission and other agent-related costs	—	1,336	—	—	1,336
Operating	1	856	93	—	950
Marketing	—	122	2	—	124
General and administrative	36	137	6	—	179
Former parent legacy costs (benefit), net	18	(55)	—	—	(37)
Restructuring costs	3	56	—	—	59
Depreciation and amortization	7	139	1	—	147
Interest expense/(income), net	429	1	—	—	430
Gain on extinguishment of debt	(75)	—	—	—	(75)
Other (income)/expense, net	(12)	—	1	—	(11)
Intercompany transactions	4	(4)	—	—	—

Total expenses	411	2,588	103	—	3,102
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(411)	154	39	—	(218)
Income tax expense (benefit)	(76)	71	20	—	15
Equity in (earnings) losses of unconsolidated entities	—	—	(18)	—	(18)
Equity in (earnings) losses of subsidiaries	(119)	(36)	—	155	—

Net income (loss)	(216)	119	37	(155)	(215)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$(216)	$119	$36	$(155)	$(216)

Condensed Consolidating Balance Sheet

As of September 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$144	$49	$47	$(5)	$235
Trade receivables, net	—	108	32	—	140
Relocation receivables	—	31	406	—	437
Relocation properties held for sale	—	28	—	—	28
Deferred income taxes	17	54	—	—	71
Intercompany note receivable	—	21	19	(40)	—
Other current assets	12	63	27	—	102

Total current assets	173	354	531	(45)	1,013
Property and equipment, net	21	160	4	—	185
Goodwill	—	2,591	—	—	2,591
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,925	—	—	2.925
Other intangibles, net	—	488	—	—	488
Other non-current assets	84	80	64	—	228
Investment in subsidiaries	7,991	130	—	(8,121)	—

Total assets	$8,269	$7,460	$599	$(8,166)	$8,162

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$8	$155	$10	$(5)	$168
Securitization obligations	—	—	338	—	338
Intercompany note payable	—	19	21	(40)	—
Due to former parent	117	—	—	—	117
Revolving credit facilities and current portion of long-term debt	107	55	8	—	170
Accrued expenses and other current liabilities	246	352	33	—	631
Intercompany payables	1,906	(1,949)	43	—	—

Total current liabilities	2,384	(1,368)	453	(45)	1,424
Long-term debt	6,678	—	—	—	6,678
Deferred income taxes	(620)	1,495	—	—	875
Other non-current liabilities	87	63	16	—	166
Intercompany liabilities	721	(721)	—	—	—

Total liabilities	9,250	(531)	469	(45)	9,143

Total equity (deficit)	(981)	7,991	130	(8,121)	(981)

Total liabilities and equity (deficit)	$8,269	$7,460	$599	$(8,166)	$8,162

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$194	$24	$42	$(5)	$255
Trade receivables, net	—	77	25	—	102
Relocation receivables	—	(20)	354	—	334
Deferred income taxes	31	54	—	—	85
Intercompany note receivable	—	13	18	(31)	—
Other current assets	12	66	20	—	98

Total current assets	237	214	459	(36)	874
Property and equipment, net	23	184	4	—	211
Goodwill	—	2,577	—	—	2,577
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,976	—	—	2,976
Other intangibles, net	—	453	—	—	453
Other non-current assets	93	76	49	—	218
Investment in subsidiaries	8,022	116	—	(8,138)	—

Total assets	$8,375	$7,328	$512	$(8,174)	$8,041

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$11	$82	$8	$(5)	$96
Securitization obligations	—	—	305	—	305
Intercompany note payable	—	18	13	(31)	—
Due to former parent	505	—	—	—	505
Current portion of long-term debt	32	—	—	—	32
Accrued expenses and other current liabilities	180	295	27	—	502
Intercompany payables	1,712	(1,740)	28	—	—

Total current liabilities	2,440	(1,345)	381	(36)	1,440
Long-term debt	6,674	—	—	—	6,674
Deferred income taxes	(557)	1,317	—	—	760
Other non-current liabilities	82	51	15	—	148
Intercompany liabilities	717	(717)	—	—	—

Total liabilities	9,356	(694)	396	(36)	9,022

Total equity (deficit)	(981)	8,022	116	(8,138)	(981)

Total liabilities and equity (deficit)	$8,375	$7,328	$512	$(8,174)	$8,041

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(449)	$370	$(17)	$(6)	$(102)

Investing activities
Property and equipment additions	(4)	(28)	(1)	—	(33)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(2)	—	—	(2)
Net proceeds from sale of assets	—	5	—	—	5
Purchase of certificates of deposit	—	—	(10)	—	(10)
Change in restricted cash	—	—	4	—	4
Intercompany note receivable	—	(8)	—	8	—

Net cash provided by (used in) investing activities	(4)	(33)	(7)	8	(36)
Financing activities
Net change in revolving credit facility	75	35	7	—	117
Repayments made for term loan facility	(24)	—	—	—	(24)
Net change in securitization obligations	—	—	34	—	34
Intercompany dividend	—	—	(6)	6	—
Intercompany note payable	—	—	8	(8)	—
Intercompany transactions	353	(341)	(12)	—	—
Other, net	(1)	(6)	(2)	—	(9)

Net cash provided by (used in) financing activities	403	(312)	29	(2)	118

Net (decrease) increase in cash and cash equivalents	(50)	25	5	—	(20)
Cash and cash equivalents, beginning of period	194	24	42	(5)	255

Cash and cash equivalents, end of period	$144	$49	$47	$(5)	$235

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(402)	$174	$564	$(32)	$304
Investing activities
Property and equipment additions	(2)	(21)	—	—	(23)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(5)	—	—	(5)
Change in restricted cash	—	—	4	—	4
Intercompany dividend	—	63	—	(63)	—
Intercompany note receivable	—	50	—	(50)	—

Net cash provided by (used in) investing activities	(2)	87	4	(113)	(24)

Financing activities
Net change in revolving credit facility	(515)	—	—	—	(515)
Proceeds from issuance of Second Lien Loans	365	—	—	—	365
Repayments made for term loan facility	(24)	—	—	—	(24)
Net change in securitization obligations	—	—	(336)	—	(336)
Debt issuance costs	(8)	—	—	—	(8)
Intercompany dividend	—	—	(93)	93	—
Intercompany note payable	—	—	(50)	50	—
Intercompany transactions	346	(261)	(85)	—	—
Other, net	(1)	(7)	(2)	—	(10)

Net cash provided by (used in) financing activities	163	(268)	(566)	143	(528)

Effect of changes in exchange rates on cash and cash equivalents	—	—	3	—	3

Net (decrease) increase in cash and cash equivalents	(241)	(7)	5	(2)	(245)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$137	$19	$41	$(5)	$192

13.	SUBSEQUENT EVENTS

Stock Option Exchange

On October 8, 2010, the Company initiated an offer to exchange certain stock options granted to employees for new stock options. Each existing option will be exchanged on a one-for-one basis with a new option. The existing options were 50% time vested (Tranche A) and 50% performance based awards (Tranche B & C). The existing options will be exchanged for all time vested awards. The new options are unvested on the date of grant and vest at a rate of 25% a year over a four-year period beginning July 1, 2010. On November 9, 2010, 10.16 million of existing options were tendered and exchanged for an equal number of new options. After giving effect to the exchange offer, 5.09 million of the previously existing options remain outstanding (including 5.05 million of the previously issued options held by non-employees who were not eligible to participate in the exchange offer). The Company will expense the remaining unrecognized stock compensation expense of $10 million related to the existing stock options over the remaining two years. The Company has determined that the incremental stock compensation expense of $4 million resulting from the exchange offer will be recognized over the four-year vesting period.

Employee Retention Plan

Given current economic conditions, including the decline in actual and pending home sales in the second half of 2010 and the uncertainty created by the foreclosure review by both banking institutions and regulatory agencies, the Company sought to ensure retention of its key employees by creating a two year retention plan that would guarantee certain payments to key employees during 2011 and 2012. On November 4, 2010, the Compensation Committee approved this plan. The Compensation Committee also terminated the Company’s management incentive plan for 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included elsewhere herein and with our Consolidated and Combined Financial Statements and accompanying Notes included in the 2009 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2009 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Except as otherwise indicated or unless the context otherwise requires, the terms “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its consolidated subsidiaries.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2010, we had approximately 14,700 franchised and company owned offices and 267,000 sales associates operating under our brands in the U.S. and 99 other countries and territories around the world, which included approximately 740 of our company owned and operated brokerage offices with approximately 44,400 sales associates.

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

Industry Trends

Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth from 1972 to 2005, it has been in a significant and prolonged downturn since the second half of 2005. Since the onset of the recession in the U.S. economy in December 2007, the housing market has been impacted by consumer sentiment about the overall state of the economy, particularly consumer anxiety over weak economic growth and high unemployment. The deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 caused a further decrease in homesale transactions through the first half of 2009 and more downward pressure on homesale prices for the full year. Based upon data published by NAR from 2005 to 2009, the number of annual U.S. existing homesale units declined by 27% and the median price declined by 21%. As more fully described in the 2009 Form 10-K and the June 30, 2010 Form 10-Q, the federal homebuyer tax credits have helped to stimulate housing activity during the second half of 2009 and the first half of 2010. During the first half of 2010, the housing market showed signs of stabilization; however, the second half of 2010 is expected to be weak compared to the second half of 2009 and there remains substantial uncertainty with respect to the timing and scope of a housing recovery.

Interest rates continue to be at historically low levels, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of sales volume decline. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from an annual average of 6.0% in 2008 to 4.35% as of September 2010. Offsetting some of the favorable impact of lower interest rates are conservative mortgage underwriting standards and limited equity in homes in certain markets.

During the second half of 2009, homesale transactions increased on a year-over-year basis due in part to modest economic growth, an improvement in the stock market from its March 2009 lows, gradually improving consumer confidence (though it remained at relatively low levels) and the effect of government stimulus including the homebuyer tax credit and monetary policies. The increase in homesale transactions continued in the first half of 2010 and was positively impacted by the extension of the federal homebuyer tax credit, historically low mortgage rates and a high housing affordability index. Since April 30, 2010 (the date by which qualified buyers were required to have signed contracts to be eligible for the 2010 federal homebuyer tax credit), we have seen a substantial decrease in consumer buying activity, particularly in the low and moderate price ranges. We believe this was due to the pull-forward of activity from the third quarter of 2010 into the second quarter and continuing economic uncertainty, high unemployment and low levels of consumer confidence.

According to NAR, the inventory of existing homes for sale is 4.0 million homes at September 2010 compared to 3.3 million homes at December 2009. The September 2010 inventory level represents a seasonally adjusted 10.7 months supply. The supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

Recently, banks and other lenders have drawn criticism from federal and state officials regarding the lack of diligence exercised by these lending institutions in connection with the sales of foreclosed homes. The criticism has included electronic certifications by bank officials presented in connection with the sale process, which may not have been supported by actual verification of records as well as allegations that servicers had improper authority to foreclose on particular properties. As a result, banks and other lenders are performing additional due diligence on foreclosure documentation which could increase the amount of time incurred to complete a foreclosure. Additionally, title insurers are taking more time to examine documents, which can delay the foreclosure process. These foreclosure developments could reduce the level of homesales and could, once these homes reemerge on the market, add additional downward pressure on the price of existing homesales.

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing household formation, interest rate trends and locally based dynamics such as housing demand relative to housing supply. During the first half of 2010, the housing market showed signs of stabilization; however, the second half of 2010 is expected to be weak compared to the second half of 2009 and there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates;

•	lower unit sales, in the absence of the federal homebuyer tax credit and the current uncertainty with respect to foreclosures;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth; and

•	a lack of stability or improvement in home ownership levels in the U.S.

Consequently, we cannot predict when the residential real estate industry will return to a period of stabilization and sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have shown signs of stabilization in 2010; however, there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.

Homesales

Existing homesale transactions declined from 2006 through the first half of 2009 but a positive trend began in the second half of 2009. In the third quarter of 2009, homesale activity was equal to or exceeded the prior year’s activity albeit at a lower average selling price. In the fourth quarter of 2009 and the first half of 2010, homesale transactions improved meaningfully due to more favorable economic conditions and the federal homebuyer tax credit which positively impacted the number of transactions in many markets nationwide. We believe the third quarter of 2010 was challenged by the pull-forward of sales into the second quarter of 2010 due to the expiration of the 2010 tax credit as well as the continued weak economic conditions and high unemployment. NAR and Fannie Mae are forecasting that homesale transactions in the fourth quarter of 2010 will continue to decline compared to the prior year fourth quarter as a result of the lapse of the 2010 federal homebuyer tax credit and due to increased transaction volume in late 2009 due to the 2009 federal homebuyer tax credit program. 2010 has proven to be a very challenging year to forecast the number of homesale transactions. For example, in August 2010 NAR forecasted that homesale transactions for the fourth quarter of 2010 would decrease 12%, but by its November 2010 forecast, NAR lowered the fourth quarter forecast to be down 25%.

	2010 vs. 2009
	Full Year Forecast	Fourth Quarter Forecast	Third Quarter	Second Quarter	First Quarter	2009 vs. 2008 Full Year	2008 vs. 2007 Full Year
Number of Homesales
Industry
NAR(a)	(7%)	(25%)	(21%)	17%	11%	5%	(13%)
Fannie Mae(a)	(7%)	(27%)	(23%)	17%	11%	5%	(13%)
Realogy
Real Estate Franchise Services			(19%)	11%	8%	(1%)	(18%)
Company Owned Real Estate Brokerage Services			(25%)	16%	11%	—%	(16%)

(a)	Existing homesale data is as of November 2010 for NAR and October 2010 for Fannie Mae. Fannie Mae typically adjusts their historical periods in subsequent monthly releases to match the NAR homesale data numbers.

According to NAR, annual existing homesale transactions were 4.9 million in 2008 and 5.2 million in 2009. As of November 2010, NAR estimates that existing homesale transactions will decrease 7% in 2010 to 4.8 million units. Results for the Company were consistent with NAR’s reported industry trend as our homesale sides activity improved in the first and second quarter then declined in the third quarter of 2010.

The table below shows NAR’s estimate of seasonally adjusted annualized unit homesales for the months of April 2010 through September 2010. As noted below, seasonally adjusted annualized units homesales dropped 27% from June to July, which we believe was based on the pull-forward of activity from the third quarter of 2010 to the second quarter of 2010 as a result of the federal homebuyer tax credit. However, the annualized unit sale number increased 7% from July to August and 10% from August through September.

	Seasonally Adjusted Annualized Unit Homesales	Sequential Month over Month Change
April 2010	5,790,000	8%
May 2010	5,660,000	(2%	)
June 2010	5,260,000	(7%	)
July 2010	3,840,000	(27%	)
August 2010	4,120,000	7%
September 2010	4,530,000	10%

As of November 2010, NAR is forecasting a 6% increase in homesale transaction activity from 4.8 million homes for 2010 to 5.1 million homes for 2011. Fannie Mae’s forecast as of October 2010 shows a 2% increase in homesale transaction activity from 4.8 million homes for 2010 to 4.9 million homes for 2011.

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold continued to decline in 2008 and 2009. In 2009, the decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment was impacted by a higher level of REO and short sale activity as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price points to lower price points. In the first nine months of 2010, the percentage increase in the average price of homes brokered by our franchisees and company owned offices significantly outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve as well as a greater impact from increased activity in the mid and higher price point areas and less REO activity compared to the prior year comparable quarters.

	2010 vs. 2009
	Full Year Forecast	Fourth Quarter Forecast	Third Quarter	Second Quarter	First Quarter	2009 vs. 2008 Full Year	2008 vs. 2007 Full Year
Price of Homes
Industry
NAR(a)	—%	(2%)	(1%)	1%	(1%)	(13%)	(10%)
Fannie Mae(a)	(1%)	(2%)	(1%)	1%	(1%)	(13%)	(10%)
Realogy
Real Estate Franchise Services			4%	5%	3%	(11%)	(7%)
Company Owned Real Estate Brokerage Services			12%	12%	17%	(18%)	(10%)

(a)	Existing homesale price data is for median price and is as of November 2010 for NAR and October 2010 for Fannie Mae. Fannie Mae typically adjusts their historical periods in subsequent monthly releases to match the NAR homesale price data numbers.

With respect to homesale prices, NAR as of November 2010 is forecasting a 1% increase in median homesale prices for 2011 compared to 2010. However, Fannie Mae’s forecast as of October 2010 reflects prices decreasing 2% in 2011 compared to 2010.

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

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines which began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a twenty percent down payment. The housing affordability index was 115 in 2007, 138 in 2008 and 169 in 2009. The September 2010 index of 179 remains high and could favorably impact a housing recovery.

Other Factors

During the downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact reported transaction volumes in the future. Due to the factors noted above, we significantly increased our bad debt and note reserves over the past several years and continue to actively monitor the collectability of receivables and notes from our franchisees.

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

Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through September 2010, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

The following table presents our drivers for the three and nine months ended September 30, 2010 and 2009. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	% Change		2010	2009	% Change
Real Estate Franchise Services(a)
Closed homesale sides	229,241	281,973	(19%	)	711,061	719,682	(1%	)
Average homesale price	$202,272	$194,881	4%		$196,641	$189,600	4%
Average homesale broker commission rate	2.53%	2.53%	—		2.54%	2.55%	(1	) bps
Net effective royalty rate	4.95%	5.11%	(16	) bps	5.01%	5.12%	(11	) bps
Royalty per side	$267	$260	3%		$261	$257	2%

Company Owned Real Estate Brokerage Services
Closed homesale sides	61,092	81,025	(25%	)	197,207	200,886	(2%	)
Average homesale price	$457,782	$407,398	12%		$432,996	$384,930	12%
Average homesale broker commission rate	2.47%	2.49%	(2	) bps	2.48%	2.51%	(3	) bps
Gross commission income per side	$12,209	$10,816	13%		$11,522	$10,413	11%

Relocation Services
Initiations(b)	36,743	28,326	30%		115,361	89,077	30%
Referrals(c)	19,625	20,320	(3%	)	53,504	48,388	11%

Title and Settlement Services
Purchase title and closing units	22,963	30,653	(25%	)	73,042	77,612	(6%	)
Refinance title and closing units	17,546	14,493	21%		39,860	57,119	(30%	)
Average price per closing unit	$1,381	$1,405	(2%	)	$1,406	$1,293	9%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
(b)	Includes initiations of 6,516 and 19,305 for the three and nine months ended September 30, 2010, respectively, related to the Primacy acquisition in 2010.
(c)	Includes referrals of 1,513 and 3,756 for the three and nine months ended September 30, 2010, respectively, related to the Primacy acquisition in 2010.

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

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Our consolidated results comprised the following:

	Three Months Ended September 30,
	2010	2009	Change
Net revenues	$1,052	$1,169	$(117)
Total expenses(1)	1,088	1,108	(20)

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(36)	61	(97)
Income tax expense	10	8	2
Equity in earnings of unconsolidated entities	(13)	(6)	(7)

Net income (loss)	(33)	59	(92)
Less: Net income attributable to noncontrolling interests	—	(1)	1

Net income (loss) attributable to Realogy	$(33)	$58	$(91)

(1)	Total expenses for the three months ended September 30, 2010 include $2 million of restructuring costs, offset by a net benefit of $6 million of former parent legacy items. Total expenses for the three months ended September 30, 2009 include $15 million of restructuring costs and $5 million of former parent legacy costs offset by a gain on extinguishment of debt of $75 million.

Net revenues decreased $117 million (10%) for the third quarter of 2010 compared with the third quarter of 2009 due primarily to decreases in the number of homesale transactions, partially offset by the impact of the Primacy acquisition and increases in international relocation activity.

Total expenses decreased $20 million (2%) primarily due to a $77 million decrease in commission expenses paid to real estate agents due to a decrease in gross commission income, a $12 million decrease in operating and general and administrative expenses primarily related to a reduction in employee related costs and a $13 million decrease in restructuring expense compared to the same period in 2009, offset by the absence of a $75 million gain on the extinguishment of debt included in expenses in the third quarter of 2009 and an increase of $12 million in interest expense.

Our income tax expense for the three months ended September 30, 2010 was $10 million and was comprised of the following:

•	no additional U.S. Federal income tax benefit was recognized for the current period due to the recognition of a full valuation allowance for domestic operations;

•	$7 million of income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	$3 million of income tax expense was recognized primarily for foreign and state income taxes for certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			EBITDA(b)			Margin
	2010	2009	% Change	2010	2009	% Change	2010	2009	Change
Real Estate Franchise Services	$138	$151	(9%)	$90	$107	(16%)	65%	71%	(6)
Company Owned Real Estate
Brokerage Services	762	896	(15)	31	48	(35)	4	5	(1)
Relocation Services	122	92	33	51	34	50	42	37	5
Title and Settlement Services	84	91	(8)	8	10	(20)	10	11	(1)
Corporate and Other(a) (c)	(54)	(61)	*	(3)	54	*

Total Company	$1,052	$1,169	(10%)	$177	$253	(30%)	17%	22%	(5)

Less: Depreciation and amortization				49	48
Interest expense, net				151	139
Income tax expense				10	8

Net income (loss) attributable to Realogy				$(33)	$58

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $54 million and $61 million during the three months ended September 30, 2010 and 2009, respectively.
(b)	EBITDA for the three months ended September 30, 2010 includes $2 million of restructuring costs offset by a net benefit of $6 million of former parent legacy items. EBITDA for the three months ended September 30, 2009 includes $15 million of restructuring costs and $5 million of former parent legacy costs.
(c)	EBITDA includes a gain on the extinguishment of debt of $75 million for the three months ended September 30, 2009.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 5 percentage points for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to decreased operating results for most of our operating segments.

On a segment basis, the Real Estate Franchise Services segment margin decreased 6 percentage points to 65% from 71% in the prior period. The three months ended September 30, 2010 reflected a decrease in homesale transactions. The Company Owned Real Estate Brokerage Services segment margin decreased 1 percentage point to 4% from 5% in the comparable prior period. The three months ended September 30, 2010 reflected a decrease in the number of homesale transactions partially offset by lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin increased 5 percentage points to 42% from 37% in the comparable prior period primarily due to lower employee related expenses. The Title and Settlement Services segment margin decreased 1 percentage point to 10% from 11% in the prior period due to a decrease in homesale transaction revenue compared to the third quarter of 2009.

Corporate and Other EBITDA for the three months ended September 30, 2010 decreased $57 million to negative $3 million. The decrease in EBITDA was primarily due to the absence of a $75 million gain on the extinguishment of debt which occurred in the third quarter of 2009, offset by a benefit of $11 million for former parent legacy matters.

Real Estate Franchise Services

Revenues decreased $13 million to $138 million and EBITDA decreased $17 million to $90 million for the three months ended September 30, 2010 compared with the same period in 2009.

The decrease in revenue was driven by a $12 million decrease in third-party domestic franchisee royalty revenue due to a 19% decrease in the number of homesale transactions. We believe that this decline was due to the pull-forward of sales into the second quarter of 2010 due to the 2010 homebuyer tax credit. The decrease was partially offset by a 4% increase in the average homesale price from our third-party franchisees, which benefited from a shift in sales activity to mid and higher priced properties.

The decrease in revenue was also attributable to an $8 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $51 million and $59 million during the third quarter of 2010 and 2009, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for the Real Estate Franchise Services segment. In addition, marketing revenue and related marketing expenses increased $5 million and $4 million respectively.

The $17 million decrease in EBITDA was principally due to the decrease in revenues discussed above and a $3 million increase in bad debt and note reserves expense for the quarter.

Company Owned Real Estate Brokerage Services

Revenues decreased $134 million to $762 million and EBITDA decreased $17 million to $31 million for the three months ended September 30, 2010 compared with the same period in 2009.

The decrease in revenues, excluding REO revenues, of $127 million, was substantially comprised of decreased commission income earned on homesale transactions which was primarily driven by a 25% decrease in the number of homesale transactions partially offset by an increase in the average price of homes sold of 12%. The increase in the average homesale price is primarily the result of a shift in homesale activity from lower to higher price points. We believe the 25% decrease in homesale transactions is reflective of industry trends in the markets we serve and was negatively impacted by the absence of the 2010 homebuyer tax credit program in the third quarter of 2010. Separately, revenues from our REO asset management company decreased by $7 million to $8 million in the three months ended September 30, 2010 compared to the same period in 2009 due to generally reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA decreased $17 million due to the $134 million decrease in revenues discussed above partially offset by:

•	a decrease of $77 million in commission expenses paid to real estate agents as a result of the decrease in revenues;

•	a decrease of $24 million in restructuring expenses and other operating expenses compared to the same period in the prior year due to restructuring and cost-saving activities;

•	a decrease of $8 million in royalties paid to our Real Estate Franchise Services segment, principally as a result of the decrease in revenues earned on homesale transactions; and

•	an increase of $8 million in equity earnings related to our investment in PHH Home Loans.

Relocation Services

On January 21, 2010, the Company completed the acquisition of Primacy Relocation, LLC (“Primacy”), a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Europe and Asia. The acquisition enabled the Company to re-enter the U.S. government relocation business, increase its domestic operations, as well as expand the Company’s global relocation capabilities.

Revenues increased $30 million to $122 million, including $23 million related to Primacy, and EBITDA increased $17 million to $51 million, including $8 million related to Primacy, for the three months ended September 30, 2010 compared with the same period in 2009.

Relocation revenue, excluding the Primacy acquisition, increased $7 million and was primarily driven by an increase of $5 million of international revenue due to higher transaction volume. The acquisition of Primacy in January 2010 contributed $23 million of revenue to the third quarter and consisted primarily of $9 million of referral and domestic relocation service fee revenue, $8 million of government at-risk revenue and $4 million of international revenue.

EBITDA, excluding the Primacy acquisition, increased $9 million for the three months ended September 30, 2010 compared with the same period in 2009 primarily due to the $7 million increase in revenues noted above and a $4 million decrease in employee related expenses, partially offset by $3 million related to the unfavorable revaluation of foreign currency denominated transactions.

Title and Settlement Services

Revenues decreased $7 million to $84 million and EBITDA decreased $2 million to $8 million for the three months ended September 30, 2010 compared with the same period in 2009.

The decrease in revenues was primarily driven by a $12 million decrease in resale volume partially offset by a $3 million increase in volume from refinancing transactions and underwriter revenue. EBITDA decreased $2 million as a result of the decrease in revenues discussed above partially offset by $4 million of cost reductions.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2010	2009	Change
Net revenues	$3,124	$2,884	$240
Total expenses(1)	3,019	3,102	(83)

Income (loss) before income taxes, equity in earnings and noncontrolling interests	105	(218)	323
Income tax expense (benefit)	134	15	119
Equity in earnings of unconsolidated entities	(22)	(18)	(4)

Net income (loss)	(7)	(215)	208
Less: Net income attributable to noncontrolling interests	(1)	(1)	—

Net income (loss) attributable to Realogy	$(8)	$(216)	$208

(1)	Total expenses for the nine months ended September 30, 2010 include $12 million of restructuring costs offset by a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments. Total expenses for the nine months ended September 30, 2009 include $59 million of restructuring costs offset by a net benefit of $37 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $18 million of expenses recorded at Corporate) and a gain on the extinguishment of debt of $75 million.

Net revenues increased $240 million (8%) for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 principally due to an increase in the number of homesale transactions, the average price of the homes sold and the impact of the Primacy acquisition.

Total expenses decreased $83 million (3%) primarily due to a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments compared to a net benefit of $37 million of former parent legacy items during the same period in 2009 which was primarily comprised of $55 million of tax receivable payments from Wright Express Corporation, as well as a decrease in restructuring expenses of $47 million compared to the same period in 2009. The decrease in expenses was partially offset by a $143 million increase in commission expenses paid to real estate agents due to increased gross commission income, the absence of a $75 million gain on the extinguishment of debt included in expenses in 2009, as well as a $28 million increase in interest expense.

Our income tax expense for the nine months ended September 30, 2010 was $134 million and was comprised of the following:

•

$109 million of income tax expense was recorded for the reduction of certain deferred tax assets as a result of our former parent company’s IRS examination settlement of Cendant’s taxable years 2003 through 2006;

•	due to the recognition of a full valuation allowance for domestic operations, no additional U.S. Federal income tax benefit was recognized for the current period;

•	$20 million of income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	$5 million of income tax expense was recognized primarily for foreign and state income taxes for certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA(b)			Margin
	2010	2009	% Change	2010	2009	% Change	2010	2009	Change
Real Estate Franchise Services	$433	$399	9%	$278	$236	18%	64%	59%	5
Company Owned Real Estate Brokerage Services	2,319	2,151	8	81	(12)	775	3	(1)	4
Relocation Services	304	243	25	82	106	(23)	27	44	(17)
Title and Settlement Services	235	247	(5)	14	17	(18)	6	7	(1)
Corporate and Other(a) (c)	(167)	(156)	*	277	29	*

Total Company	$3,124	$2,884	8%	$732	$376	95%	23%	13%	10

Less: Depreciation and amortization				148	147
Interest expense, net				458	430
Income tax expense				134	15

Net income (loss) attributable to Realogy				$(8)	$(216)

(*)	not meaningful
(a)	Includes unallocated corporate overhead and the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $167 million and $156 million during the nine months ended September 30, 2010 and 2009, respectively.

(b)	EBITDA for the nine months ended September 30, 2010 includes $12 million of restructuring costs, offset by a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments. EBITDA for the nine months ended September 30, 2009 includes $59 million of restructuring costs offset by a net benefit of $37 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation partially offset by $18 million of expenses recorded at Corporate).
(c)	EBITDA includes a gain on the extinguishment of debt of $75 million for the nine months ended September 30, 2009.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 10 percentage points for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a $278 million increase in former parent legacy benefits as well as improvements in operating results from our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments.

On a segment basis, the Real Estate Franchise Services segment margin increased 5 percentage points to 64% from 59% in the prior period. The nine months ended September 30, 2010 reflected an increase in homesale transactions in the first half of 2010 due to the benefit of the 2010 homebuyer tax credit stimulus, offset by declines in the third quarter. The nine months also reflected higher average homesale price and reduced bad debt and notes reserve expense. The Company Owned Real Estate Brokerage Services segment margin increased 4 percentage points to 3% from a negative 1% in the comparable prior period. The nine months ended September 30, 2010 reflected an increase in the number of homesale transactions and average homesale price combined with lower operating expenses primarily as a result of restructuring and cost-saving activities. Sales volume in the nine months ended September 30, 2010 benefited from the homebuyer tax credit as well as a notable increase in activity at the mid and higher end of the housing market. The Relocation Services segment margin decreased 17 percentage points to 27% from 44% in the comparable prior period primarily due to the absence in 2010 of $55 million of tax receivable payments from Wright Express Corporation in 2009. The Title and Settlement Services segment margin decreased 1 percentage point to 6% from 7% in the comparable prior period due to a decrease in homesale transactions.

Corporate and Other EBITDA for the nine months ended September 30, 2010 increased $248 million to $277 million due to a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments compared to a net cost of $18 million of former parent legacy items for the same period in 2009, partially offset by the absence of a gain on debt extinguishment of $75 million and $11 million of proceeds from a legal settlement received in 2009.

Real Estate Franchise Services

Revenues increased $34 million to $433 million and EBITDA increased $42 million to $278 million for the nine months ended September 30, 2010 compared with the same period in 2009.

The increase in revenue was attributable to an $11 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $158 million and $147 million during the nine months ended September 30, 2010 and 2009, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment. International revenue increased $4 million during the nine months ended September 30, 2010, while third-party domestic franchisee royalty revenue remained consistent with the prior year due to a 1% decrease in the number of homesale transactions offset by a 4% increase in the average homesale price from our third-party franchisees. In addition, marketing revenue and related marketing expenses increased $19 million and $17 million, respectively.

The $42 million increase in EBITDA was principally due to the increase in revenues discussed above, a $17 million decrease in bad debt and note reserves expense as a result of improved collection activities compared to the prior period and a $4 million decrease in legal expenses.

Company Owned Real Estate Brokerage Services

Revenues increased $168 million to $2,319 million and EBITDA increased $93 million to $81 million for the nine months ended September 30, 2010 compared with the same period in 2009.

The increase in revenues, excluding REO revenues, of $192 million was due to increased commission income earned on homesale transactions which was primarily driven by a 12% increase in the average price of homes sold, partially offset by a 2% decrease in the number of homesale transactions and a decrease in the average broker commission rate. The increase in the average homesale price and lower average broker commission rate are primarily the result of a shift in homesale activity from lower to higher price points. We believe the 2% decrease in homesale transactions is reflective of industry trends in the markets we serve and was aided by the 2010 homebuyer tax credit program in the first half of 2010, particularly in locations which have lower average homesale prices. Homesale transaction activity declined 25% in the third quarter, which we believe was due to the expiration of the homebuyer tax credit. Separately, revenues from our REO asset management company decreased by $24 million to $27 million in the nine months ended September 30, 2010 compared to the same period in 2009 due to generally reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA increased $93 million due to the $168 million increase in revenues discussed above as well as:

•	a decrease in restructuring expense of $35 million for the nine months ended September 30, 2010 compared to the same period in the prior year;

•	a decrease of $37 million in other operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs; and

•	an increase of $4 million in equity earnings related to our investment in PHH Home Loans;

partially offset by:

•	an increase of $143 million in commission expenses paid to real estate agents as a result of the increase in revenue; and

•	an increase of $11 million in royalties paid to our Real Estate Franchise Services segment, principally as a result of the increase in revenues earned on homesale transactions.

Relocation Services

Revenues increased $61 million to $304 million, including $56 million related to Primacy, and EBITDA decreased $24 million to $82 million, including an increase of $11 million related to Primacy, for the nine months ended September 30, 2010 compared with the same period in 2009.

Relocation revenue, excluding the Primacy acquisition, increased $5 million and was primarily driven by a $5 million increase in international revenue due to higher transaction volume. The acquisition of Primacy in January 2010 contributed $56 million of revenue during the nine months ended September 30, 2010, which primarily consisted of $23 million of referral and domestic relocation service fee revenue, $19 million of government at-risk revenue and $11 million of international revenue.

EBITDA, excluding the Primacy acquisition, decreased $35 million for the nine months ended September 30, 2010 compared with the same period in 2009 due to the absence in 2010 of $55 million of tax receivable payments from WEX. Absent the impact of the WEX tax receivable payments, EBITDA increased $20 million primarily as a result of an $8 million decrease in restructuring expenses, a $10 million decrease in other operating expenses primarily as a result of cost-saving activities and reduced employee costs, and a $4 million year over year improvement in legal expenses.

Title and Settlement Services

Revenues decreased $12 million to $235 million and EBITDA decreased $3 million to $14 million for the nine months ended September 30, 2010 compared with the same period in 2009.

The decrease in revenues was primarily driven by a $16 million decrease in volume from refinancing transactions and a $5 million decrease in resale volume partially offset by a $6 million increase in underwriter revenue. EBITDA decreased $3 million primarily due to the decrease in revenues discussed above, partially offset by $10 million of cost reductions.

2010 Restructuring Program

During the nine months ended September 30, 2010, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The Company currently expects to incur restructuring charges of $20 million in 2010. As of September 30, 2010, the Company has recognized $13 million of this expense related to the 2010 restructuring plan.

Restructuring charges by segment for the nine months ended September 30, 2010 were as follows:

	Opening Balance	Expense Recognized and Other Additions		Cash Payments/ Other Reductions	Liability as of September 30, 2010
Real Estate Franchise Services	$—	$—		$—	$—
Company Owned Real Estate Brokerage Services	—	8		(5)	3
Relocation Services	—	4	(a)	(1)	3
Title and Settlement Services	—	2		(2)	—
Corporate and Other	—	—		—	—

	$—	$14	(b)	$(8)	$6

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.
(b)	Current year restructuring expense on the Statement of Operations is net of $1 million related to the reversal of prior years restructuring accruals.

The table below shows restructuring charges by category and the corresponding payments and other reductions for the nine months ended September 30, 2010:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions	$3	$10	$1	$14
Cash payments and other reductions	(3)	(4)	(1)	(8)

Balance at September 30, 2010	$—	$6	$—	$6

2009 Restructuring Program

During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2009 was $34 million.

The recognition of the 2009 restructuring charge and the corresponding utilization from inception to September 30, 2010 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	2	32	—	34
Cash payments and other reductions	(1)	(11)	—	(12)

Balance at September 30, 2010	$1	$21	$—	$22

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30, 2010	December 31, 2009	Change
Total assets	$8,162	$8,041	$121
Total liabilities	9,143	9,022	121
Total equity (deficit)	(981)	(981)	—

For the nine months ended September 30, 2010, total assets increased $121 million primarily as a result of the Primacy acquisition which increased relocation properties held for sale $28 million, goodwill $16 million and intangible assets, net of amortization, $56 million. In addition, relocation receivables increased $103 million and trade receivables increased $38 million for the nine months ended September 30, 2010. These increases were partially offset by a decrease in franchise agreements of $51 million due to amortization. Total liabilities increased $121 million principally due to an increase in indebtedness as a result of the Company entering into $138 million of revolving letter of credit backed credit facilities, a $115 million increase in deferred income taxes, an increase in accounts payable of $72 million and an increase in accrued expenses and other current liabilities of $129 million, partially offset by a $388 million decrease in amounts due to former parent as a result of tax and other liability adjustments. Total equity (deficit) remained consistent with the nine months ended September 30, 2010.

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

During the first half of 2010, the housing market showed signs of stabilization; however, the second half of 2010 is expected to be weak compared to the second half of 2009 and there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

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

At September 30, 2010, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures.

***

Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions and to maintain compliance with the financial covenant in our credit facilities will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control and will likely require us to refinance or restructure our debt and/or issue additional equity. We have considered and will continue to evaluate potential transactions to refinance our indebtedness, including transactions to reduce net debt, extend maturities and/or reduce first lien debt. There can be no assurance as to which, if any, of these alternatives we may pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements.

Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. We cannot assure that financing will be available to us on acceptable terms or at all.

Cash Flows

At September 30, 2010, we had $235 million of cash and cash equivalents, a decrease of $20 million compared to the balance of $255 million at December 31, 2009. The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$(102)	$304	$(406)
Investing activities	(36)	(24)	(12)
Financing activities	118	(528)	646
Effects of change in exchange rates on cash and cash equivalents	—	3	(3)

Net change in cash and cash equivalents	$(20)	$(245)	$225

For the nine months ended September 30, 2010 we used $406 million of additional cash in operations compared to the same period in 2009. For the nine months ended September 30, 2010, $102 million of cash was used in operating activities due to uses of cash related to trade receivables and relocation receivables of $35 million and $77 million, respectively, as well as by negative cash flows from operating results, partially offset by sources of cash related to accounts payable and relocation properties held for sale of $96 million and $35 million, respectively. For the nine months ended September 30, 2009, $304 million of cash was provided by operating activities and was comprised of sources of cash related to relocation receivables and relocation properties held for sale of $375 million and $21 million, respectively, and accounts payable of $50 million, partially offset by negative cash flows from operating results.

For the nine months ended September 30, 2010 we used $12 million more cash for investing activities compared to the same period in 2009. For the nine months ended September 30, 2010, $36 million of cash was used in investing activities and was primarily due to $33 million of property and equipment additions and the purchase of certificates of deposit for $10 million, partially offset by proceeds from the sale of assets of $5 million. For the nine months ended September 30, 2009, $24 million of cash was used in investing activities and was primarily comprised of $23 million of property and equipment additions.

For the nine months ended September 30, 2010 we provided $646 million more cash from financing activities compared to the same period in 2009. For the nine months ended September 30, 2010, $118 million of cash was provided by financing activities and was comprised of $117 million of proceeds from drawings on our unsecured revolving credit facilities and additional securitization obligations of $34 million, partially offset by $24 million of term loan facility repayments. For the nine months ended September 30, 2009, $528 million of cash was used in financing activities and was comprised of $336 million of securitization obligation repayments, a decrease in incremental revolver borrowings of $515 million and $24 million of term loan facility repayments, partially offset by proceeds of $365 million related to the issuance of the Second Lien Loans.

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

The $750 million revolving credit facility had no borrowings outstanding as of September 30, 2010, however, there was $120 million outstanding as of November 5, 2010. The revolving credit facility includes a $200 million letter of credit sub-facility which had $73 million of remaining capacity at September 30, 2010 and $46 million of remaining capacity at November 5, 2010.

The Company’s senior secured credit facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is used for: (1) the support of the Company’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, the Company voluntarily reduced the capacity of the facility to $257 million during the third quarter of 2010. At September 30, 2010, the $257 million of capacity is being utilized by a $133 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes. The remaining capacity of $24 million can only be used for Cendant liability claims.

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

At September 30, 2010, the Company had $3,067 million outstanding under the term loan facility, $650 million of Second Lien Loans, $232 million of letters of credit outstanding under our synthetic letter of credit facility, and an additional $127 million of outstanding letters of credit under our revolving credit facility.

OTHER BANK INDEBTEDNESS

During the first six months of 2010, the Company entered into five separate revolving credit facilities to borrow up to $130 million. These facilities bear interest at a weighted average rate of LIBOR plus 1.6% or 3% as of September 30, 2010. The facilities are subject to a minimum interest rate of LIBOR plus 1.4% and interest payments are payable either monthly or quarterly. In August 2010, the Company entered into an additional revolving credit facility to borrow up to £5 million with an interest rate at the lender’s base rate plus 2.0% or 2.5% as of September 30, 2010. These facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of September 30, 2010, the Company has borrowed $138 million which is the total capacity of these facilities, $40 million of which was used to finance the Primacy acquisition in January 2010.

On November 4, 2010, the Company amended one of the revolving credit facilities noted above to increase the capacity from $25 million to $50 million and extend the maturity date from April 2011 to November 2011.

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

Beginning with the interest period which ended October 2008, the Company elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. This PIK Interest election is now the default election for future interest periods through October 15, 2011 unless the Company notifies otherwise prior to the commencement date of a future interest period.

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011, the Company would be required to repay approximately $132 million in April 2012 in accordance with the indenture governing the Senior Toggle Notes.

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

DEBT RATINGS

As of December 31, 2009, Standard and Poor’s and Moody’s maintained the following debt ratings for the Company; (1) our Corporate Family Rating was CC and Caa3, respectively, (2) our Senior Secured Debt rating was CCC- and Caa1, respectively, (3) our Unsecured Notes rating was C and Ca, respectively, and (4) our Second Lien Loans rating was C and Caa3, respectively. The rating outlook was negative.

In June 2010, Standard and Poor’s maintained the ratings noted above but changed the Corporate rating outlook to developing from negative. In August 2010, Moody’s upgraded the Company’s ratings and revised our Corporate Family Rating to Caa2 from Caa3, our Senior Secured Debt rating to B1 from Caa1, our Unsecured Notes rating to Caa3 from Ca and our Second Lien Loans rating to Caa2 from Caa3. In addition, Moody’s changed the Corporate rating outlook to stable from negative. The debt ratings noted above continue to be in effect as of September 30, 2010.

SECURITIZATION OBLIGATIONS

The Company has secured obligations through Apple Ridge Funding LLC, a securitization program with a five-year term which expires in April 2012. Until August 2010, the Company also had secured obligations through U.K. Relocation Receivables Funding Limited, a securitization program with a four-year term. On August 23, 2010, the Company terminated the U.K. Relocation Receivables Funding Limited securitization program and replaced it with new credit facilities described below.

On August 19, 2010, the Company through a special purpose entity, Cartus Financing Limited, entered into new agreements that provide for a £35 million revolving loan facility and a £5 million working capital facility. These facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in the Company’s senior secured credit facility and indentures governing the Unsecured Notes. The £35 million facility has a term of five years and the £5 million working capital facility has a term of one year.

The Apple Ridge entities and the new U.K. entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new relocation management agreements are entered into, the new agreements may also be designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations are collateralized by $412 million and $364 million of underlying relocation receivables and other related relocation assets at September 30, 2010 and December 31, 2009, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $5 million for the three and nine months ended September 30, 2010, respectively, and $2 million and $10 million for the three and nine months ended September 30, 2009, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 2.4% for the nine months ended September 30, 2010 and 2009, respectively.

AVAILABLE CAPACITY

As of September 30, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility(1)	April 2013	$750	$—	$623
Term loan facility(2)	October 2013	3,067	3,067	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(3)	Various	138	138	—
Fixed Rate Senior Notes(4)	April 2014	1,700	1,688	—
Senior Toggle Notes(5)	April 2014	444	441	—
Senior Subordinated Notes(6)	April 2015	875	864	—
Securitization obligations:
Apple Ridge Funding LLC(7)	April 2012	500	313	187
Cartus Financing Limited(8)	Various	63	25	38
U.K. Relocation Receivables Funding Limited(9)	April 2011	—	—	—

		$8,187	$7,186	$848

(1)	The available capacity under this facility was reduced by $127 million of outstanding letters of credit at September 30, 2010. Based upon the senior secured leverage ratio of 4.57 to 1 at September 30, 2010, we could have borrowed as of such date an additional $267 million under the revolving credit facility under the senior secured credit agreement and remained in compliance with the 5 to 1 maximum senior secured leverage ratio. On November 5, 2010, the Company had $120 million outstanding on the revolving credit facility and $154 million of outstanding letters of credit.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.28% at September 30, 2010.
(3)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $30 million is due in April 2011, $50 million is due in June 2011, $8 million due in August 2011 and $50 million is due in January 2013.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $12 million.
(5)	Consists of $444 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $3 million. On October 15, 2010, the Company issued $26 million of Senior Toggle Notes to satisfy its interest payment obligations for the six-month period ended October 2010.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $11 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	Consists of a £35 million facility with a term of five years and a £5 million working capital facility with a term of one year.
(9)	The Company terminated this facility in August 2010.

Covenants under our Senior Secured Credit Facility and the Unsecured Notes

Our senior secured credit facility and the Unsecured Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and debt that is junior in right of payment to the Unsecured Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve-month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 at September 30, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or the Unsecured Notes. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio. At September 30, 2010, the Company was in compliance with the senior secured leverage ratio.

In order to comply with the senior secured leverage ratio for the twelve-month periods ending December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

The Company’s current financial forecast of Adjusted EBITDA considers numerous factors including open homesale contract trends, industry forecasts and macroeconomic factors, local market dynamics and concentrations in the markets in which we operate. Our twelve month forecast is updated monthly to consider the actual results of the Company and incorporates current homesale contract activity, updated industry forecasts and macroeconomic factors and changes in local market dynamics as well as additional cost savings and business optimization initiatives underway or to be implemented by management. As such initiatives are implemented, management, as permitted by the existing agreement, will pro forma the effect of such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve-month period. During the first half of 2010, the housing market showed signs of stabilization; however, the second half of 2010 is expected to be weak compared to the second half of 2009 and there remains substantial uncertainty with respect to the timing and scope of a housing recovery. If a housing recovery is delayed further or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.

Based upon the Company’s updated financial forecast and the Company’s current plan to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. The Company has the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve month period and reduce net senior secured indebtedness upon actual receipt of such capital.

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

A reconciliation of net income (loss) attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2010 is set forth in the following table:

	Year Ended December 31, 2009	Less	Equals	Plus	Equals
		Nine Months Ended September 30, 2009	Three Months Ended December 31, 2009	Nine Months Ended September 30, 2010	Twelve Months Ended September 30, 2010
Net loss attributable to Realogy	$(262)	$(216)	$(46)	$(8)	$(54	)(a)
Income tax expense (benefit)	(50)	15	(65)	134	69

Income (loss) before income taxes	(312)	(201)	(111)	126	15
Interest expense, net	583	430	153	458	611
Depreciation and amortization	194	147	47	148	195

EBITDA	465	376	89	732	821	(b)
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy cost (benefit) items, net(c)					(288)
Pro forma cost-savings for 2010 restructuring initiatives(d)					11
Pro forma cost-savings for 2009 restructuring initiatives(e)					1
Pro forma effect of business optimization initiatives(f)					50
Non-cash charges(g)					6
Non-recurring fair value adjustments for purchase accounting(h)					4
Pro forma effect of acquisitions and new franchisees(i)					6
Apollo management fees(j)					15
Incremental securitization interest costs(k)					2

Adjusted EBITDA					$628

Total senior secured net debt(l)					$2,873
Senior secured leverage ratio					4.57x

(a)	Net income (loss) attributable to Realogy consists of: (i) a loss of $46 million for the fourth quarter of 2009; (ii) a loss of $197 million for the first quarter of 2010; (iii) income of $222 million for the second quarter of 2010; and (iv) a loss of $33 million for the third quarter of 2010.
(b)	EBITDA consists of: (i) $89 million for the fourth quarter of 2009; (ii) $11 million for the first quarter of 2010; (iii) $544 million for the second quarter of 2010; and (iv) $177 million for the third quarter of 2010.
(c)	Consists of $23 million of restructuring costs and $1 million of merger costs offset by a net benefit of $312 million for former parent legacy items.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first nine months of 2010. From this restructuring, we expect to reduce our operating costs by approximately $19 million on a twelve-month run-rate basis and estimate that $8 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2009 through the time they were put in place had those actions been effected on October 1, 2009.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2009. From this restructuring, we expect to reduce our operating costs by approximately $103 million on a twelve-month run-rate basis and estimate that $102 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2009 through the time they were put in place had those actions been effected on October 1, 2009.
(f)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs of $22 million as well as $28 million for employee retention accruals.
(g)	Represents the elimination of non-cash expenses, including a $14 million write-down of a cost method investment acquired in 2006, $6 million of stock-based compensation expense, less $14 million for the change in the allowance for doubtful accounts and notes reserves from October 1, 2009 through September 30, 2010.
(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.
(i)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on October 1, 2009. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2009.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended September 30, 2010.
(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2010.
(l)	Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $3,067 million plus $12 million of capital lease obligations less $206 million of readily available cash as of September 30, 2010. Pursuant to the terms of the senior secured credit agreement, senior secured net debt does not include Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or Unsecured Notes.

LIQUIDITY RISKS

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

On the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 5.0 to 1 at September 30, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter. In order to comply with the senior secured leverage ratio for the twelve-month periods ending December 31, 2010, March 31, 2011,

June 30, 2011 and September 30, 2011 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing from third party sources, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.

Our ability to maintain compliance with the financial covenant in our senior secured credit facility will likely require us to refinance or restructure our debt and/or issue additional equity. We have considered and will continue to evaluate potential transactions to refinance our indebtedness, including transactions to reduce net debt, extend maturities and/or reduce first lien debt. There can be no assurance as to which, if any, of these alternatives we may pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements.

Former Parent Contingent Tax Liabilities

Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of tax liabilities that relate to income taxes imposed on Cendant and certain of its subsidiaries with respect to tax periods ending on or prior to December 31, 2006.

On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham on July 15, 2010, Realogy agreed to pay a total of approximately $48 million, excluding estimated interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement. In the third quarter of 2010, Realogy paid $58 million, including interest, to Cendant and Wyndham.

At September 30, 2010, the due to former parent balance is comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

Interest Rate Risk

Certain of our borrowings, primarily First Lien Loans under our senior secured credit facility, revolving credit facilities and borrowings under our securitization arrangements, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.

Securitization Programs

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The Apple Ridge securitization facility under which securitization obligations are issued has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, Unsecured Notes and other material indebtedness.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations as of September 30, 2010 have not changed significantly from the amounts reported in our 2009 Form 10-K except for the additional indebtedness incurred related to the Primacy acquisition as well as other bank indebtedness of $98 million.

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

Our principal market exposure is interest rate risk. At September 30, 2010, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At September 30, 2010, we had total long-term debt of $6,848 million, excluding $338 million of securitization obligations. Of the $6,848 million of long-term debt, the Company has $3,205 million of variable interest rate debt primarily based on LIBOR. At September 30, 2010, we have floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $425 million which effectively fixes our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $28 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At September 30, 2010, the fair value of our long-term debt approximated $6,109 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $132 million impact on the fair value of our long-term debt.

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

The following updates certain disclosures with respect to legal and regulatory proceedings contained in our 2009 Form 10-K and 10-Qs for the three months ended March 31, 2010 and June 30, 2010.

Legal—Real Estate Business

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, the implied duty of good faith and fair dealing, fraud and certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages. On October 29, 2002, the plaintiffs filed a second amended complaint adding a count against Cendant as guarantor of Century 21’s obligations to its franchisees. On June 30, 2006, the court denied plaintiffs’ motion to certify a class. Three motions were filed with the court in 2009: a renewed class certification motion; the motion to strike class allegations from the complaint, and the motion to dismiss plaintiffs’ pre-1998 claims because there is no class representative for any such claim. Oral argument was held on October 23, 2009 and further oral argument on the motions was heard on April 9, 2010. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class, and denied in whole or in part the other motions. The certified class includes all Century 21 franchisees between August 1, 1995 and April 17, 2002 whose franchise agreements contain a New Jersey choice of law and a New Jersey choice of venue provision who have not executed releases releasing the claim (other than in the context of a renewal of their franchise agreement). On September 7, 2010, Century 21 filed motion for leave to file an interlocutory appeal of the class certification order. On October 15, 2010, the Appellate Division of the New Jersey Court denied Cendant’s and Century 21’s motion for leave to file an interlocutory appeal of the class certification order. This case was originally filed in 2002, but with the recent class certification is now just entering the discovery phase. This class action involves substantial, complex litigation. While we will vigorously defend this case and believe the allegations are without merit, class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of this litigation could result in substantial losses to the Company and we cannot assure you that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

Larpenteur v. Burnet Realty, Inc., d/b/a Coldwell Banker Burnet, and Burnet Title, Inc., No. 27 CV 0824562 (Hennepin County District Court, Minnesota). Plaintiffs had alleged that with respect to the Company’s Minnesota operations, NRT’s affiliated business relationship with TRG and the practice of referring business to TRG violates the brokerage’s fiduciary duty as a broker and sales agent to its customers. Plaintiffs also alleged that there are lower cost comparable alternatives to TRG’s Burnet Title and that recommending the higher costing Burnet Title was a breach of duty. The complaint further alleged that the brokerage was unjustly enriched as a result of the affiliated business relationship. As to Burnet Title, the complaint alleged that it aided and abetted the breach of the Company’s fiduciary duty to the customer. As previously disclosed, by decision, dated March 10, 2010, the court denied class certification. In late May 2010, NRT and TRG agreed to pay a de minimis amount to settle this matter and end the litigation.

Proa, Jordan and Schiff v. NRT Mid-Atlantic, Inc. d/b/a Coldwell Banker Residential Brokerage et al. (Case No. 1:05-cv-02157 (AMD), U.S.D.C., District of Maryland, Northern Division). On October 18, 2010, the Fourth Circuit of the U.S. Court of Appeals affirmed the District Court’s summary judgment decision in May 2009 in favor of defendant NRT and its dismissal of the case, subject to Plaintiffs’ right to appeal. The summary judgment decision denied claims by real estate agents engaged as independent contractors by NRT, which alleged employment discrimination on a common law employee theory.

The Company believes that it has adequately accrued for such legal matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, class action lawsuits can be costly to defend and, depending on the class size and claims, could be costly to settle. Lastly, there may be greater risk of unfavorable resolutions in the current economic environment due to various factors including the absence of other defendants (due to business failures) that may be the real cause of the liability and greater negative sentiment toward corporate defendants. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

Regulatory Proceedings

On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham on July 15, 2010, Realogy agreed to pay a total of approximately $48 million, excluding estimated interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement. In the third quarter of 2010, Realogy paid $58 million, including interest, to Cendant and Wyndham.

Item 5.	Other Information

Amended and Restated Domus Holdings Corp. 2007 Stock Incentive Plan

On November 9, 2010, the Board of Directors of our indirect parent company, Domus Holdings Corp. (“Holdings”) further amended and restated the Domus Holdings Corp. Amended and Restated 2007 Stock Incentive Plan (the “Plan”). Specifically, the Plan was amended such that termination for Cause (as defined therein) explicitly covers a material breach of Realogy’s Code of Conduct or other key policies without the need to show proof of harm. The Board of Directors also amended the Plan to make administrative changes (i) to give authority to approve Plan amendments to Holdings’ Board of Directors, its Compensation Committee or its Executive Committee, and (ii) to allow for delegation of administrative decisions and findings to management, except for decisions pertaining to the Chief Executive Officer, certain members of executive management and Directors. Reference is made to “Item 11—Executive Compensation—Stock Incentive Plan” of Realogy’s Form 10-K for the year ended December 31, 2008 for a description of other elements of the Plan.

A copy of the Plan is attached hereto as an Exhibit and is incorporated herein by reference. The foregoing description of the Plan amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan.

Employee Option Exchange

On November 8, 2010, Holdings concluded an offer to our eligible employees to exchange all of their respective outstanding options to purchase Holdings common stock (the “Original Options”) for an equal number of new stock options with different terms to be issued following the completion of the exchange offer (the “New Options”). The offer commenced on October 8, 2010 and was made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Each of the outstanding Original Options has an exercise price per share of $10.00, substantially all of which were granted in 2007 in connection with Apollo’s acquisition of the Company. On November 9, 2010, 10,159,000 Original Options were tendered and exchanged for an equal number of New Options. After giving effect to the exchange offer, 5,090,500 Original Options remain outstanding (including 5,050,000 Original Options held by non-employees who were not eligible to participate in the exchange offer).

The New Options were issued under the Plan (as amended and restated as of November 9, 2010) and have the same terms as the Original Options, except as follows: (i) the exercise price of the New Options (other than those issued to Realogy’s Chief Executive Officer, the other named executive officers and the Chief Executive Officer’s three other direct reports, who are referred to herein as the “Senior Executives”) is $0.83 per share, representing the fair market value per share of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the New Options; (ii) the exercise price of 70% of the New Options issued to the Senior Executives is $0.83 per share, and the exercise price of the remaining 30% of the New Options granted to the Senior Executives is $5.50 per share; (iii) each New Option expires on the tenth (10th) anniversary of the New Option grant date (unless it expires earlier in accordance with its terms); and (iv) each New Option vests as to twenty-five percent (25%) of the total shares subject to the New Option on each of the first (4) anniversaries of July 1, 2010.

Name	No. of New Options
Richard A. Smith, President and Chief Executive Officer.	3,112,250
Anthony E. Hull, Executive Vice President, Chief Financial Officer and Treasurer	750,000
Kevin J. Kelleher, President and Chief Executive Officer of Cartus Corporation	600,000
Alexander E. Perriello, III , President and Chief Executive Officer, Realogy Franchise Group	750,000
Bruce Zipf, President, President and Chief Executive Officer, NRT	600,000

A copy of the form of New Option Agreement is attached hereto as an Exhibit and is incorporated herein by reference. The foregoing description of the New Option Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the New Option Agreement.

Realogy 2011-2012 Multi-Year Retention Plan

On November 4, 2010, the Compensation Committee of the Board of Directors of Holdings approved the Realogy 2011-2012 Multi-Year Retention Plan (the “2011-2012 Retention Plan”) to retain Realogy’s named executive officers as well as other key personnel principally within its Corporate Services unit and the corporate offices of Realogy’s four business units. The 2011-2012 Retention Plan provides for retention payments in four equal semi-annual installments during 2011 and 2012 (estimated to be approximately $17.5 million for each installment), based upon an employee’s continued employment in good standing. The 2011-2012 Retention Plan was implemented to guarantee certain payments to key employees in 2011 and 2012, given the current economic conditions, including the decline in actual and pending home sales in the second half of 2010 and the uncertainty created by the disruptions in the foreclosure review process. In connection with the adoption of the 2011-2012 Retention Plan, the Compensation Committee terminated the existing 2010 annual bonus plans covering corporate personnel, including the Realogy 2010 Executive Annual Bonus Plan – the annual plan under which the named executive officers had participated. The Compensation Committee also terminated the Amended and Restated 2009 Multi-Year Executive Retention Plan, which covered all of the Senior Executives other than the Chief Executive Officer.

Under the 2011-2012 Retention Plan, subject to their continued employment in good standing, the named executive officers are entitled to receive four equal semi-annual retention payments, each in the following respective amounts:

Name	Semi-Annual Retention Payment
Richard A. Smith	$1,000,000
Anthony E. Hull	262,500
Kevin J. Kelleher	208,000
Alexander E. Perriello, III	260,000
Bruce Zipf	260,000

A copy of the 2011-2012 Retention Plan is attached hereto as an Exhibit and is incorporated herein by reference. The foregoing description of the 2011-2012 Retention Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2011-2012 Retention Plan.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: November 9, 2010	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and Chief Financial Officer

Date: November 9, 2010	/s/ Dea Benson
Dea Benson
Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

10.1	Closing Agreement dated as of August 19, 2010, between Credit Agricole Corporate and Investment Bank, Cartus Limited, UK Relocation Receivables Funding Limited, Realogy Corporation, LMA S.A., and Cartus Financing Limited.

10.2	Deed of Assignment and Termination dated as of August 19, 2010, between UK Relocation Receivables Funding Limited, Cartus Limited, Cartus Services Limited and Cartus Funding Limited.

10.3	Deed of Release dated as of August 19, 2010, between Credit Agricole Corporate and Investment Bank, Cartus Limited, UK Relocation Receivables Funding Limited, Realogy Corporation and LMA S.A.

10.4	Realogy 2011-2012 Multi-Year Retention Plan.

10.5	Domus Holdings Corp. Amended and Restated 2007 Stock Incentive Plan (as amended as of November 9, 2010).

10.6	Form of Non-Qualified Stock Option Agreement for Employee Time-Vested Option Awards.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.