Form 10-K
period 2010-12-31
REALOGY CORP
filed 2011-03-04
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on December 31, 2010 was zero.

The number of shares outstanding of the Registrant’s common stock, $0.01 par value, as of March 1, 2011 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

None.

		Page
Introductory Note		1

Special Note Regarding Forward-Looking Statements		3

Trademarks and Service Marks		6

Market and Industry Data and Forecasts		6

PART I

Item 1.	Business	7

Item 1A.	Risk Factors	26

Item 2.	Properties	47

Item 3.	Legal Proceedings	47

Item 4.	Removed and Reserved	49

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	50

Item 6.	Selected Financial Data	50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk	100

Item 8.	Financial Statements and Supplementary Data	101

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	101

Item 9A(T).	Controls and Procedures	101

Item 9B.	Other Information	102

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	103

Item 11.	Executive Compensation	108

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	128

Item 13.	Certain Relationships and Related Transactions, and Director Independence	132

Item 14.	Principal Accounting Fees and Services	141

PART IV

Item 15.	Exhibits, Financial Statements and Schedules	143

SIGNATURES		144

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act		145

Financial Statements and Notes		F-1

Exhibit Index		G-1

i

INTRODUCTORY NOTE

Except as otherwise indicated or unless the context otherwise requires, the terms “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its consolidated subsidiaries. “Holdings” refers to our indirect parent company, Domus Holdings Corp.

Financial information and other data identified in this Annual Report as “pro forma” give effect to the Refinancing Transactions (as defined below) as if they occurred on December 31, 2010.

The term “Existing Notes” refers, collectively, to the 10.50% Senior Notes due 2014 (the “10.50% Senior Notes”), the 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”) and the 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Notes”).

The term “Extended Maturity Notes” refers, collectively, to the 11.50% Senior Notes due 2017, the 12.00% Senior Notes due 2017 and the 13.375% Senior Subordinated Notes due 2018 issued in the Debt Exchange Offering described below.

The term “Convertible Notes” refers, collectively, to the 11.00% Series A Convertible Notes due 2018, the 11.00% Series B Convertible Notes due 2018 and the 11.00% Series C Convertible Notes due 2018 issued in the Debt Exchange Offering described below.

The term “New Notes” refers, collectively, to the Extended Maturity Notes and the Convertible Notes.

The term “Unsecured Notes” refers, collectively, to the Existing Notes and the New Notes.

The term “First and a Half Lien Notes” refers to the 7.875% Senior Secured Notes due 2019 described below.

***

Debt Exchange Offering

On January 5, 2011, we completed private exchange offers under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), relating to its outstanding Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (the “Debt Exchange Offering”). As a result of the Debt Exchange Offering, approximately $2,110 million aggregate principal amount of Existing Notes were tendered for Convertible Notes, approximately $632 million aggregate principal amount of Existing Notes were tendered for Extended Maturity Notes and approximately $303 million aggregate principal amount of Existing Notes remained outstanding.

Amendment to Senior Secured Credit Facility

Effective February 3, 2011, we entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following: (i) extended the maturity of a significant portion of our first lien term loans to October 10, 2016 and increased the interest rate with respect to the extended term loans; (ii) extended the maturity of a significant portion of the loans and commitments under our revolving credit facility to April 10, 2016, increased the interest rate with respect to the extended revolving loans and converted a portion of the extended revolving loans to extended term loans ($98 million in the aggregate); (iii) extended the maturity of a significant portion of the commitments under our synthetic letter of credit facility to October 10, 2016 and increased the fee with respect to the extended synthetic letter of credit commitments; and (iv) allowed for the issuance of $700 million aggregate principal amount of First and a Half Lien Notes, the net proceeds of which, along with cash on hand, were used to prepay $700 million of the outstanding extended term loans.

Additionally, the Senior Secured Credit Facility Amendment provides that the First and a Half Lien Notes will not constitute senior secured debt for purposes of calculating the senior secured leverage ratio maintenance covenant under our senior secured credit facility.

Issuance of First and a Half Lien Notes

On February 3, 2011, the Company issued $700 million aggregate principal amount of First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act. The First and a Half Lien Notes are secured by substantially the same collateral as the Company’s existing secured obligations under its senior secured credit facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its senior secured credit facility and (ii) senior to the collateral liens securing the Company’s second lien obligations under its senior secured credit facility.

As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to prepay $700 million of certain of the first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.

As used in this Annual Report, the term “Refinancing Transactions” refers to, collectively, (1) the Debt Exchange Offering, (2) the Senior Secured Credit Facility Amendment, and (3) the issuance of First and a Half Lien Notes, all as more fully described in Note 20—“Subsequent Events” to the consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management, L.P. (collectively with their affiliates, “Apollo”) and the related financings (the “Merger Transactions”). Since 2007, we have needed to incur additional debt in order to fund negative cash flows. After giving effect to the Refinancing Transactions, as of December 31, 2010, our total debt (excluding the securitization obligations) would have been $7,007 million. The industry and economy have experienced significant declines since the time of the Merger Transactions that have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure;

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

•

under our senior secured credit facility, the senior secured leverage ratio limit of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined herein, was 5.0 to 1 at December 31, 2010 and the ratio limit steps down to 4.75 to 1 on March 31, 2011 and thereafter. For the fiscal year ended December 31, 2010, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.59 to 1.0. After giving effect to the Refinancing Transactions, our senior secured leverage ratio would have been 3.51 to 1.0 at December 31, 2010. While the housing market in 2010 showed signs of stabilization, in part due to government actions designed to bolster the housing market, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio;

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

•

increasing mortgage rates and down payment requirements and/or reduced availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act and regulations which may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators as well as retention levels required to be maintained by sponsors to securitize mortgages;

•

legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets;

•	negative trends and/or a negative perception of the market trends in value for residential real estate;

•

continuing high levels of foreclosure activity including but not limited to the release of homes for sale by financial institutions and the uncertainty surrounding the appropriateness of mortgage servicers, foreclosure processes;

•	excessive or insufficient regional home inventory levels;

•	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes;

•

lower home ownership rates in the U.S. due to various factors, including, but not limited to, high unemployment levels, reduced demand or preferred use by households of rental housing due in part to uncertainty regarding future home values;

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

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•	adverse effects of natural disasters or environmental catastrophes;

•	our failure to enter into or renew franchise agreements, maintain franchisee satisfaction with our brands or the inability of franchisees to survive the most recent real estate downturn;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees;

•	the loss of any of our senior management or key managers or employees;

•

the cumulative effect of adverse litigation or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws, including any changes that would (1) require classification of independent contractors to employee status, (2) place additional limitations or restrictions on affiliated transactions, which would have the effect of limiting or restricting collaboration among our business units, (3) interpret the Real Estate Settlement Procedures Act (“RESPA”) in a manner that would adversely affect our operations and business arrangements, or (4) require significant changes in the manner in which we support our franchisees; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.

Other factors not identified above, including those described under “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

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

MARKET AND INDUSTRY DATA AND FORECASTS

This Annual Report includes data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors (“NAR”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) were the primary sources for third-party industry data and forecasts. While NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Historical NAR data is subject to periodic review and revision. NAR has recently issued a press release disclosing that it is engaged in a review of its sampling and methodology processes with respect to existing homesale data to ensure accuracy. NAR expects to conclude this analysis and publish any revisions in the summer of 2011. Any such changes could result in downward revisions of NAR’s historical national survey data but would have no impact on Realogy’s reported financial results or driver information.

Forecasts regarding rates of home ownership, median sales price, volume of homesales, and other metrics included in this Annual Report to describe the housing industry are inherently uncertain or speculative in nature and actual results for any period may materially differ. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we believe that the industry data presented herein are derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone but provide the data as a benchmark for the industry.

We believe our internal research is reliable, even though such research has not been verified by any independent sources.

PART I

Item 1.	Business.

Our Company

We are one of the preeminent and most integrated providers of real estate and relocation services. We are the world’s largest real estate brokerage franchisor, the largest U.S. residential real estate brokerage firm, the largest U.S. provider and a leading global provider of outsourced employee relocation services and a provider of title and settlement services. Through our portfolio of leading brands and the broad range of services we offer, we have established our company as a leader in the residential real estate industry, with operations that are dispersed throughout the U.S. and in various locations worldwide. We derive the vast majority of our revenues from serving the needs of buyers and sellers of existing homes, rather than serving the needs of builders and developers of new homes. We were incorporated on January 27, 2006 in the State of Delaware.

We report our operations in four segments: Real Estate Franchise Services, Company Owned Real Estate Brokerage Services, Relocation Services and Title and Settlement Services.

Segment Overview

Real Estate Franchise Services: Through our Real Estate Franchise Services segment, or RFG, we are a franchisor of some of the most recognized brands in the real estate industry. As of December 31, 2010, our franchise system had approximately 14,700 offices (which included approximately 750 of our company owned and operated brokerage offices) and 264,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 99 other countries and territories around the world (internationally, generally through master franchise agreements). In 2010, based on NAR’s historical survey data and our own results, we were involved, either through our franchise operations of our franchisees or our company owned brokerages, in approximately 23% of all existing homesale transaction volume (sides times average sales price) for domestic transactions involving a real estate brokerage firm. As of December 31, 2010, we had approximately 3,600 domestic franchisees, none of which individually represented more than 1% of our franchise royalties (other than our subsidiary, NRT LLC, or NRT, which operates our company owned brokerage business). We believe this reduces our exposure to any one franchisee. On average, our franchisee’s tenure with our brands is 18 years as of December 31, 2010. Our franchise revenues in 2010 included $206 million of royalties paid by our company owned brokerage operations, or approximately 37% of total franchise revenues, which eliminates in consolidation. As of December 31, 2010, our real estate franchise brands were:

•

Century 21®—One of the world’s largest residential real estate brokerage franchisors, with approximately 8,000 franchise offices and approximately 121,000 independent sales associates located in the U.S. and 71 other countries and territories;

•

Coldwell Banker®—One of the largest residential real estate brokerage franchisors, with approximately 3,300 franchise and company owned offices and approximately 89,700 independent sales associates located in the U.S. and 49 other countries and territories;

•

ERA®—A residential real estate brokerage franchisor, with approximately 2,500 franchise and company owned offices and approximately 30,100 independent sales associates located in the U.S. and 41 other countries and territories;

•

Sotheby’s International Realty®—A luxury real estate brokerage brand. In February 2004, we acquired Sotheby’s company owned offices and the exclusive license for the rights to the Sotheby’s Realty and Sotheby’s International Realty® trademarks. Since that time, we have grown the brand from 15 company owned offices to approximately 550 franchise and company owned offices and approximately 11,800 independent sales associates located in the U.S. and 43 other countries and territories;

•	Better Homes and Gardens® Real Estate—We launched the Better Homes and Gardens® Real Estate brand in July 2008 under an exclusive long-term license from Meredith Corporation (“Meredith”) and have approximately 200 franchise offices and approximately 7,000 independent sales associates located in the U.S.; and

•

Coldwell Banker Commercial®— A commercial real estate brokerage franchisor. Our commercial franchise system has approximately 160 franchise offices and approximately 2,100 independent sales associates worldwide. The number of offices and independent sales associates in our commercial franchise system does not include our residential franchise and company owned brokerage offices and the independent sales associates who work out of those brokerage offices that also conduct commercial real estate brokerage business using the Coldwell Banker Commercial® trademarks.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ sales commission earned from real estate transactions, which we refer to as gross commission income. Our franchisees pay us royalty fees for the right to operate under one of our trademarks and to utilize the benefits of the systems and tools provided by our real estate franchise operations. These royalty fees enable us to have recurring revenue streams. In exchange, we provide our franchisees with support that is designed to facilitate our franchisees in growing their business, attracting new independent sales associates and increasing their revenue and profitability. We support our franchisees with dedicated branding-related national marketing and servicing programs, technology, training and education. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our franchisee retention rate of 95% in 2010. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise system on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year.

Company Owned Real Estate Brokerage Services: Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas of the U.S. Our company owned real estate brokerage business operates principally under our Coldwell Banker® brand as well as under the ERA® and Sotheby’s International Realty® franchised brands, and proprietary brands that we own, but do not currently franchise to third parties, such as The Corcoran Group®. In addition, under NRT, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties. At December 31, 2010, we had approximately 750 company owned brokerage offices, approximately 5,000 employees and approximately 44,000 independent sales associates working with these company owned offices. Acquisitions have been, and will continue to be, part of our strategy and a contributor to the growth of our company owned brokerage business.

Our company owned real estate brokerage business derives revenues primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2010, our average homesale broker commission rate was 2.48% which represents the average commission rate earned on either the “buy” side or the “sell” side of a homesale transaction. Generally in U.S. homesale transactions, the broker for the home seller instructs the closing agent to pay a portion of the sales commission to the broker for the buyer and keeps the remaining portion of the homesale commission. In addition, as a full-service real estate brokerage company, in compliance with applicable laws and regulations, including RESPA, we actively promote the services of our relocation and title and settlement services businesses, as well as the products offered by PHH Home Loans, LLC (“PHH Home Loans”), our home mortgage venture with PHH Corporation (“PHH”) that is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers. All mortgage loans originated by PHH Home Loans are sold to PHH or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, our home mortgage venture structure insulates us from mortgage servicing risk. We own 49.9% of PHH Home Loans and PHH owns the remaining 50.1%. The Company is not the primary beneficiary and therefore our financial results only reflect our proportionate share of the venture’s results of operations which are recorded using the equity method.

Relocation Services: Through our subsidiary, Cartus Corporation (“Cartus”), we are a leading global provider of outsourced employee relocation services and the largest provider in the U.S. We offer a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move to facilitate a smooth transition in what otherwise may be a difficult process for both the employee and the employer.

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

In January 2010, our relocation business acquired Primacy Relocation, LLC (“Primacy”), a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Canada, Europe and Asia. The acquisition enabled Cartus to re-enter the U.S. government relocation business, increase its domestic operations, as well as expand the Company’s global relocation capabilities. Effective January 1, 2011, the Primacy business operates under the Cartus name.

In 2010, we assisted in over 148,000 relocations in over 160 countries for approximately 1,500 active clients, including over 60% of the Fortune 50 companies as well as affinity organizations. Cartus has offices in the U.S. as well as internationally in Swindon and Richmond, United Kingdom, Canada, Hong Kong, Singapore, China, Germany, France, Switzerland and The Netherlands.

Clients pay a fee for the services performed and we also receive commissions from third-party service providers, such as real estate brokers and household goods moving service providers. The majority of our clients pay interest on home equity advances and nearly all clients reimburse all other costs associated with our services, including, where required, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. We believe we provide our relocation clients with exceptional service which leads to client retention. As of December 31, 2010, our top 25 relocation clients had an average tenure of 18 years with us. In addition, our relocation services business generates revenue for our other businesses because the clients of our relocation services business often utilize the services of our franchisees and company owned brokerage offices as well as our title and settlement services.

Title and Settlement Services: In most real estate transactions, a buyer will choose, or will be required, to purchase title insurance that will protect the purchaser and/or the mortgage lender against loss or damage in the event that title is not transferred properly and to insure free and clear ownership of the property to the buyer. Our title and settlement services business, which we refer to as Title Resource Group (“TRG”), assists with the closing of a real estate transaction by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses as well as a targeted channel of large financial institution clients including PHH. In addition to our own title settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.

Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services. We provide many of these services in connection with transactions in which our company owned real estate brokerage and relocation services businesses are participating. During 2010, approximately 39% of the customers of our company owned brokerage offices where we offer title coverage also utilized our title and settlement services. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance and other real estate services. We also derive revenues by providing our title and settlement services to various financial institutions in the mortgage lending industry. Such revenues are primarily derived from providing our services to their customers who are refinancing their mortgage loans.

We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions. Our title insurance underwriter is licensed in 25 states and Washington, D.C. Our title underwriting operation generally earns revenues through the collection of premiums on policies that it issues.

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

Industry trends

Industry definition: We primarily operate in the U.S. residential real estate industry and derive the majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increased volume of homesales (and conversely is harmed by falling prices and decreased volume of homesales). We believe that existing home transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent the most attractive segment of the residential real estate industry for the following reasons:

•

The existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 5.2 million homesales in the U.S. in 2010, NAR estimates that approximately 4.9 million were existing homesales, representing approximately 94% of the overall sales as measured in units; and

•	Existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both sides.

We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner” for the following reasons:

•

A real estate transaction has certain characteristics that we believe are best-suited for full-service brokerages, including large monetary value, low transaction frequency, wide cost differential among choices, high buyers’ subjectivity regarding styles, tastes and preferences, and the consumer’s need for a high level of personalized advice, specific marketing and technology services and support given the complexity of the transaction; and

•

We believe that the enhanced service and value offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term.

Cyclical nature of industry: The existing homesale real estate industry is cyclical in nature and has historically shown strong growth though it has been in a significant and lengthy downturn since the second half of 2005. According to NAR, the existing homesale transaction volume (the product of the median homesale price and existing homesale transactions) was approximately $849 billion in 2010 and grew at a compound annual growth rate, or CAGR, of 7.2% over the 1972-2010 period. In addition, based on information published by NAR:

•

With the exception of the price declines in 2007-2009, median existing homesale prices did not decline from the prior year in any year since 1973, including during four economic recessions, and from 1972 through 2010 median prices have increased at a CAGR of 5.0% (not adjusted for inflation);

•	Existing homesale units increased at a CAGR of 2.1% over the 1972-2010 period, during which period units increased 23 times on an annual basis, versus 15 annual decreases;

•

There have been three instances since 1972 when existing homesale transaction volume declined for at least two consecutive years. The first period was from 1980 through 1982, when existing homesale transaction volume declined by more than 13% per year for three years. The second period was from 1989 through 1990 when existing homesale transaction volume declined by 1% in 1989 and 1990. More recently home sale transaction volume has been down every year since 2006 although the severity of the declines moderated in 2009 and 2010; and

•	Existing homesale transaction volume (based on median prices) has historically experienced significant growth following prior national economic and housing corrections.

The industry has been in a significant and lengthy downturn that initially began in 2005 after having experienced significant growth in the first half of the decade. Based upon data published by NAR, from December 2005 through December 2010, annual U.S. existing homesale units declined by 31% and the median price of U.S. existing homesale units declined by 21%. In response to the housing downturn, the U.S. government implemented certain actions during the past several years to assist in a stabilization and/or a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding of over $130 billion to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates; (4) the continuation of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans through September 30, 2011; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, encouraging lenders to modify loan terms with borrowers at risk of foreclosure or already in foreclosure.

Based in part on these measures, during 2010, the residential real estate market has shown signs of stabilization although the second half of 2010 was weaker than the second half of 2009 and the first half of 2010 due to the expiration of the federal homebuyer tax credits. As of January 2011, NAR reported that existing annual homesale transactions decreased 5% in 2010 to 4.9 million units while the median price of U.S. existing homesale units remained flat.

2011/2012 Industry outlook: As of their most recent releases, NAR is forecasting an 8% increase in existing homesale transactions for 2011 compared to 2010, and a 4% increase in existing homesale transactions for 2012 compared to 2011; and Fannie Mae is forecasting a 4% increase in existing homesale transactions for 2011 compared to 2010, and a 10% increase in existing homesale transactions for 2012 compared to 2011.

The table below shows NAR’s and Fannie Mae’s forecast of homesale transactions for the four quarters of 2011 compared to 2010. As the table indicates, the first half of 2011 is expected to compare unfavorably to the first half of 2010, due largely to the stimulus provided in the first half of 2010 by the 2010 homebuyer tax credit.

	2011 vs. 2010
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Number of Homesales
Industry
NAR (a)	—%	%	(6%)	28%	15%
Fannie Mae (a)	(1%)		(7%)	26%	11%

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press releases.

With respect to homesale prices, NAR’s most recent release is forecasting median homesale prices for 2011 compared to 2010 to remain flat and a 3% increase for 2012 compared to 2011. Fannie Mae’s most recent forecast shows a 2% decrease in median homesale price for 2011 compared to 2010 followed by a 1% increase for 2012 compared to 2011.

Recent industry indicators: Consistent with the industry outlook for 2011, we believe that recent indicators point to some positive signs for the residential real estate market:

•	NAR reported that sequential existing homesale transactions (on a seasonally adjusted month-over-month basis) increased an average of 5.7% per month from July 2010 to January 2011.

•

According to NAR, the median price of existing homes appears to have stabilized with a median price of $164,700 in January 2009, which increased to $170,500 in December 2009, and was $168,800 in December 2010.

•

Interest rates continue to be at low levels, albeit at slightly higher rates than the historically low levels seen during the second half of 2010. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from 6.0% in 2008 to 4.7% in 2010.

•

The housing affordability index has improved as a result of homesale price declines and lower mortgage interest rates. The housing affordability index has increased from 115 in 2007 to 138 in 2008, to 169 in 2009 to 175 in 2010. (An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment.)

We are not certain whether these signs of stabilization will lead to a housing recovery. Factors that may affect a recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	the potential for increased home inventory from banks that are currently holding foreclosed properties;

•	homeowners unable or unwilling to enter into homesale transactions due to negative equity in their existing homes;

•	continuing high levels of unemployment and relatively low level of consumer confidence;

•	the economic recovery in the U.S. not being sustained or, if sustained, resulting in only modest economic growth;

•	home ownership levels in the U.S. not stabilizing or improving; and

•	the impact of legislative or regulatory reform, including but not limited to reform that materially adversely impacts the financing of the U.S. housing market.

(See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Industry Trends” for a discussion of recent and potential new legislation affecting the financing of the U.S. housing market.) Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth.

Favorable long-term demographics: We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as demand relative to supply. We believe that the housing market will benefit over the long term from expected positive fundamentals, including the following demographic factors:

•

the number of U.S. households grew from 94 million in 1991 to 118 million in 2010, increasing at a rate of 1% per year on a CAGR basis. According to the Joint Center for Housing Studies at Harvard University, such annual growth trend is expected to continue through 2020 with an average of 1.2 to

1.4 million households projected to be formed annually from 2010 to 2020 (assumes expanded immigration);

•	aging echo boomers (i.e., children born to baby boomers) are expected to drive most of the next U.S. household growth; and

•	according to NAR, the number of renters that qualify to buy a median priced home increased from 11 million in 2000 to 14 million in 2010.

Participation in Multiple Aspects of the Residential Real Estate Market

Realogy participates in services associated with many aspects of the residential real estate market. Our four complementary businesses and mortgage joint venture allow us to generate revenue at various points in the transactional process, including listing of homes, assisting buyers in home searches, corporate relocation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and government clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for the Company’s owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees using Cartus relocation services and we offer customers (purchasers and sellers) of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. In some instances, all four of our businesses can derive revenue from the same real estate transaction.

Our Brands

Our brands are among the most well known and established real estate brokerage brands in the real estate industry. As of December 31, 2010, our franchise system had approximately 14,700 franchised and company owned offices and 264,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and other countries and territories around the world, which includes approximately 750 of our company owned and operated brokerage offices. In 2010, based on NAR’s historical survey data and our own results, we were involved, either through our franchise operations of our franchisees or our company owned brokerages, in approximately 23% of all existing homesale transaction volume (sides times price) for domestic transactions involving a real estate brokerage firm.

Our real estate franchise brands, excluding proprietary brands that we own, are listed in the following chart, which includes information as of December 31, 2010 for both our franchised and company owned offices:

Worldwide Offices (1)	200	8,000	3,300	2,500	550	160

Worldwide Brokers and Sales Associates (1)	7,000	121,000	89,700	30,100	11,800	2,100

U.S. Annual Sides	19,820	394,521	609,266	104,114	39,846	N/A

# Countries with Owned or Franchised Operations	1	72	50	42	44	26

Characteristics	• Fast-growing real estate brand launched in July 2008 • Unique relationship with a leading media company, including largest lifestyle magazine in the U.S.	• World’s largest residential real estate sales organization • Identified by consumers as the most recognized name in real estate • Significant international office footprint	• Longest running national real estate brand in the U.S. (104 years) • Known for innovative consumer services, marketing and technology	• Driving value through innovation and collaboration • Highest percentage of international offices among Realogy brands	• Synonymous with luxury • Strong ties to auction house established in 1744 • Rapid international growth	• A leading commercial real estate franchise organization • Serves wide range of clients from corporations to small businesses to individual clients and investors

(1)	Includes offices and related brokers and sales associates of franchisees of master franchisors.

Real Estate Franchise Services

Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain existing franchises, create or acquire new brands and, most importantly, provide support to our franchisees in a way that enables them to manage their business more effectively. At December 31, 2010, our real estate franchise system had approximately 14,700 offices worldwide in 100 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 6,700 brokerage offices in the U.S.

While 2010 was a year in which our total number of offices and franchisees remained constant and followed a year in which we experienced some contraction due to the housing downturn, we have generated significant growth over the years in our real estate franchise business by new franchise sales, increasing the number of international master franchise agreements and increasing the geographic footprint of our franchises. The broad geographic distribution of our franchisees mitigates the risk of extreme local or regional economic downturns. During 2010, none of our franchisees (other than our company owned brokerage operations) generated more than 1% of our real estate franchise business revenues.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for domestic agreements). The royalty fee is based on a percentage of the franchisees’ gross commission income earned from real estate transactions. In general, we provide our franchisees with a license to use the brands’ service marks, tools and systems in connection with their business, educational materials which contain recommended methods, specifications and procedures for operating the franchise, extensive training programs and assistance, and a national marketing program and related services. We operate and maintain an Internet-based reporting system for our domestic franchisees which allows them to electronically transmit listing information, transactions, reporting information and other relevant reporting data. We also own and operate websites for each of our brands for the benefit of our franchisees. We believe that one of our strengths is the strong relationships that we have with our franchisees as evidenced by the franchisee retention rate of 95% in 2010. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise system on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. On average, our franchisees’ tenure with our brands is approximately 18 years as of December 31, 2010.

The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand’s policy and procedures manuals. A franchisee’s failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements under any circumstances, and in those cases where termination rights do exist, they are very limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, the domestic franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee of up to $35,000 for the franchisee’s principal office, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of such income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee’s annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of franchise agreements, the volume incentive varies for each franchise system, and ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program. Franchisees and company owned offices are also required to make monthly contributions to national advertising funds maintained by each brand for the creation and development of advertising, public relations and other marketing programs.

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

In addition to offices owned and operated by our franchisees, we, through our NRT subsidiary, own and operate approximately 750 offices under the following names: Coldwell Banker®, ERA®, Sotheby’s International Realty®, The Corcoran Group® and Citihabitats. NRT pays intercompany royalty fees and marketing fees to our real estate franchise business in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives.

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

We also offer service providers an opportunity to market their products to our franchisees and their independent sales associates and customers through our Preferred Alliance Program. To participate in this program, service providers generally pay us an initial licensing fee, subsequent commissions based upon our franchisees’ or independent sales associates’ usage of the preferred alliance vendors, or both. In connection with the spin-off of PHH, Cendant’s former mortgage business, PHH Mortgage, the subsidiary of PHH that conducts mortgage financing, is the only provider of mortgages for customers of our franchisees that we endorse. We receive a fee for licensing our brands and for allowing the vendors promotional opportunities on websites and in offices and at periodic group events.

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

We have an exclusive license to own, operate and franchise the Sotheby’s International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby’s (“Sotheby’s”). Such license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby’s which are now operated by NRT. We pay a licensing fee to Sotheby’s for the use of the Sotheby’s International Realty® name equal to 9.5% of the royalties earned by our Real Estate Franchise Services Segment attributable to franchisees affiliated with the Sotheby’s International Realty® brand, including brokers in our company owned offices.

In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith. The license agreement between Realogy and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal option for another 50 years at our option. At December, 31, 2010, Realogy had approximately 200 offices with 7,000 independent sales associates operating under the Better Homes and Gardens® Real Estate brand name.

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

Company Owned Real Estate Brokerage Services

Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under the Coldwell Banker®, ERA® and Sotheby’s International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group® and Citihabitats. In addition, under NRT, we operate a large independent REO residential asset manager, which focuses on bank-owned properties. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is historically countercyclical to the overall state of the housing market. As of December 31, 2010, we had approximately 750 company owned brokerage offices, approximately 5,000 employees and approximately 44,000 independent sales associates working with these company owned offices

Our real estate brokerage business derives revenue primarily from sales commissions received at the closing of real estate transactions, which we refer to as gross commission income. For the year ended December 31, 2010, our average homesale broker commission rate was 2.48% which represents the average commission rate earned on either the “buy” side or the “sell” side of a homesale transaction. Generally in U.S. homesale transactions, the broker for the home seller instructs the closing agent to pay a portion of the sales commission to the broker for the buyer and keeps the remaining portion of the homesale commission. In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, in addition to PHH Home Loans. We believe we provide integrated services that enhance the customer experience.

When we assist the seller in a real estate transaction, our independent sales associates generally provide the seller with a full service marketing program, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on websites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, our independent sales associates generally help the buyer in locating specific properties that meet the buyer’s personal and financial specifications, show properties to the buyer, assist the buyer in negotiating (where permissible) and in preparing for closing the transaction.

At December 31, 2010, we operated approximately: 90% of our offices under the Coldwell Banker® brand name, 5% of our offices under The Corcoran Group® and Citihabitats brand names, 4% of our offices under the Sotheby’s International Realty® brand name, and 1% of our offices under the ERA® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our Sotheby’s International Realty® offices in several regions throughout the U.S, our Corcoran® Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our ERA® offices in Pennsylvania.

We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to recruit, retain and develop effective independent sales associates that can successfully engage and earn fees from new clients. We will continue to shift a portion of our traditional print media marketing to technology media marketing. We also intend to actively monitor expenses to increase efficiencies and perform restructuring activities to streamline operations as deemed necessary.

We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to expand our market share in existing markets through smaller “tuck-in” acquisitions. Following completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to support a broader network of independent sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by increasing the productivity of the acquired brokerages’ independent sales associates. We provide these independent sales associates with specialized tools, training and resources that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support, increased advertising and marketing support, relocation referrals, and a wide offering of brokerage-related services.

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

Relocation Services

Through our subsidiary, Cartus, we are a leading global provider of outsourced employee relocation services.

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

•	expense processing, relocation policy counseling, relocation-related accounting, including international assignment compensation services, and other consulting services;

•

arranging household goods moving services, with approximately 66,000 domestic and international shipments in 2010, and providing support for all aspects of moving a transferee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

•	visa and immigration support, intercultural and language training, and expatriation/repatriation counseling and destination services; and

•	group move management services providing coordination for moves involving a large number of transferees to or from a specific regional area over a short period of time.

The wide range of our services allows our clients to outsource their entire relocation programs to us.

In January 2010, our relocation business acquired Primacy, a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Canada, Europe and

Asia. The acquisition enabled Cartus to re-enter the U.S. government relocation business, increase its domestic operations, as well as expand the Company’s global relocation capabilities. Effective January 1, 2011, the Primacy business operates under the Cartus name.

In 2010, we assisted in over 148,000 relocations in over 160 countries for approximately 1,500 active clients, including over 60% of the Fortune 50 companies as well as affinity organizations. Cartus has offices in the U.S. as well as internationally in Swindon and Richmond, United Kingdom, Canada, Hong Kong, Singapore, China, Germany, France, Switzerland and The Netherlands.

Under relocation services contracts with our clients, homesale services have historically been classified into two types, “at risk” and “no risk”. Under “at risk” contracts, our relocation business enters into homesale transactions whereby we acquire the home being sold by relocating employees and bear the risk of all expenses associated with acquiring, carrying and selling the home, including potential loss on sale. In early 2008, the Company exited most of its “at risk” contracts as a result of the “at risk” business becoming unprofitable in 2007 due to the continued downturn in the U.S. residential real estate market and the losses incurred on the sale of “at risk” homes. We believe the terms of the “at risk” government contracts we acquired in the Primacy acquisition are structured in a manner that mitigates risks associated with a downturn in the residential real estate market — in contrast to the “at risk” government business that we exited. As of December 31, 2010, “at risk” client contracts represented less than 1% of Cartus’ total client contracts.

Under “no risk” contracts, which at December 31, 2010 accounted for greater than 99% of our clients, the client is responsible for payment of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the re-sale of the transferee’s home. Clients are responsible for payment of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on “no risk” homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to “no risk” homesale services.

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

We earn commissions primarily from real estate brokers and van lines that provide services to the transferee. The commissions earned allow us pricing flexibility for the fees we charge our clients. We have created the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed approximately 57,000 properties in 2010 and accounted for approximately 6% of our relocation revenue.

About 7% of our relocation revenue in 2010 was derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies, credit unions and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members.

Title and Settlement Services

Our title and settlement services business, TRG, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters and through our wholly-owned underwriter, Title Resources Guaranty Company (“TRGC”), which we acquired in January 2006. We are licensed as a title agent in 37 states and Washington, D.C., and have physical locations in 25 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2010, we had approximately 361 offices, 238 of which are co-located within one of our company owned brokerage offices.

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

Our company owned brokerage operations are the principal source of our title and settlement services business for resale transactions. Other sources of our title and settlement services resale business include our real estate franchise business and Cartus. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices, a strategy that is compliant with RESPA and any analogous state laws. The capture rate of our title and settlement services business from co-located company owned brokerage operations was approximately 39% in 2010. For refinance transactions, we generate revenues from PHH and other financial institutions throughout the mortgage lending industry.

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

We engage in a title insurance underwriting business through our Dallas-based subsidiary, TRGC. TRGC is a title insurance underwriter licensed in 25 states and Washington, D.C. TRGC underwrites a portion of the title insurance policies issued by our agency businesses.

We also derive revenues by providing our title and settlement services to various financial institutions in the mortgage lending industry. Such revenues are primarily derived from providing our services to customers who are refinancing their mortgage loans.

We also coordinate a national network of escrow and closing agents (some of whom are our employees, while others are attorneys in private practice and independent title companies) to provide full-service title and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers, and independent real estate sales associates. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.

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

We intend to grow our title and settlement services business through the completion of acquisitions in new markets as well as those that complement existing operations. We also intend to grow by leveraging our existing geographic coverage, scale, capabilities and reputation into new offices not directly connected with our company owned brokerage offices and through continuing to enter into contracts and ventures with our franchisees that will allow them to participate in the title and settlement services business. We also plan to expand our underwriting operations into other states. We intend to continue our expansion of our lender channel by working with national lenders as their provider of settlement services.

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

The ability of our real estate brokerage franchisees to compete with other real estate brokerages is important to our prospects for growth. Their ability to compete may be affected by the quality of independent sales associates, the location of offices, the services provided to independent sales associates, the number of competing offices in the vicinity, affiliation with a recognized brand name, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees.

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

Relocation Business. Competition in our relocation business is based on service, quality and price. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include SIRVA, Inc., Weichert Relocation Resources, Inc. and Prudential Real Estate and Relocation Services Inc.

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

Marketing

Franchise Operations

Each of our residential franchise brands operates a national advertising fund and our commercial brand operates a commercial marketing fund that is funded by our franchisees and our owned real estate brokerage operations. Either through our contracts with our franchisees or via contributions made by our company owned real estate brokerage operations, we are the largest contributor to each of these funds. The primary focus of each national advertising fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet promotion. Our Internet presence, for the most part, features our entire listing inventory in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free standing brand intranet sites to assist independent sales associates in becoming the best marketer of their listings. In addition to the Sotheby’s International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21® Fine Homes & EstatesSM, Coldwell Banker Previews®, and ERA International Collection®.

According to NAR, 89% of homebuyers used the Internet in their search for a new home in 2010. Our marketing and technology strategies focus on capturing this consumer and assisting in their purchase. Advertising is used by the brands to drive consumers to their respective websites. Significant focus is placed on developing each website to create value to the real estate consumer. Each website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the listing on the brand website. Additionally, each brand website serves as a national distribution point for independent sales associates to market themselves to consumers to enhance the customer experience.

In order to improve our response times to buyers and sellers seeking real estate services, we developed LeadRouter, our proprietary lead management system. We believe LeadRouter provides a competitive advantage by improving the speed at which a brokerage can begin working with a customer. The system converts text to voice and transfers the lead to our agents within a matter of seconds providing our agents with the ability to quickly respond to the needs of a potential home buyer or seller. Additionally, LeadRouter provides the broker with an accountability tool to manage their agents and evaluate productivity.

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

Our independent sales associates at times choose to supplement our marketing with specialized programs they fund on their own. We provide our independent sales associates with promotional templates and materials which may be customized for this opportunity.

In addition to our Sotheby’s International Realty® offices, we also participate in luxury marketing programs established by our franchisors, such as Coldwell Banker Previews® and the ERA International Collection®. The programs provide special services for buyers and sellers of luxury homes, with attached logos to differentiate the properties. Our independent sales associates are offered the opportunity to receive specific training and certification in their respective luxury properties marketing program. Properties listed in the program are highlighted through specific:

•	signage displaying the appropriate logo;

•	features in the appropriate section on the Company’s Internet site;

•	targeted mailings to prospective purchasers using specific mailing lists; and

•	collateral marketing material, magazines and brochures highlighting the property.

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

The majority of these websites provide the opportunity for the customer to utilize different features, allowing them to investigate community information, view property information and print feature sheets on those properties, receive on-line updates, obtain mapping and property tours for open houses, qualify for financing, review the qualifications of our independent sales associates, receive home buying and selling tips, and view information on our local sales offices. The process usually begins with the browsing consumer providing search parameters to narrow their property viewing experience. Wherever possible, we provide at least six photographs of the property and/or a virtual tour in order to make the selection process as complete as possible. To make readily available the robust experience on our websites, we utilize paid web search engine advertising as a source for our consumers.

Most importantly, the browsing customer has the ability to contact us regarding their particular interest and receive a rapid response through our proprietary lead management system, LeadRouter.

Our independent sales associates have the ability to access professional support and information through various extranet sites in order to perform their tasks more efficiently. An example of this is the nationwide availability of a current “Do Not Call List” to assist them in the proper telemarketing of their services.

Employees

At December 31, 2010, we had approximately 10,500 employees, including approximately 700 employees outside of the U.S. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe that our employee relations are good.

Sales Associate Recruiting and Training

Each real estate franchise system encourages, and provides some assistance and training with respect to, independent sales associate recruiting by franchisees. Each system separately develops its own branded recruiting programs that are tailored to the needs of its franchisees.

Each real estate brand provides training and marketing-related materials to its franchisees to assist them in the recruiting process. Each system’s recruiting program contains different materials and delivery methods. The marketing materials range from a detailed description of the services offered by our franchise system (which will be available to the independent sales associate) in brochure or poster format to audio tape lectures from industry experts. Live instructors at conventions and orientation seminars deliver some recruiting modules while other modules can be viewed by brokers anywhere in the world through virtual classrooms over the Internet. Most of the programs and materials are then made available in electronic form to franchisees over the respective system’s private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.

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

On November 17, 2008, the Department of Housing and Urban Development (“HUD”) published a new final rule that seeks to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. Parts of the new rule became effective on January 16, 2009 but the majority of the rule had a mandatory effective date of January 1, 2010. The material provisions of the new rule include: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. TRG revised its systems and processes to be compliant with the new rule effective January 1, 2010 and conducted training for each of its applicable employees. To date there has not been any material impact (financial or otherwise) to the Company arising out of compliance with these new rules nor do we anticipate any future impact now that all processes and procedures have been fully implemented.

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

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report. The risk factors generally have been separated into three groups: (1) risks relating to our indebtedness; (2) risks relating to our business; and (3) risks relating to our separation from Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting the Company. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks relating to our indebtedness

Our significant indebtedness could prevent us from meeting our obligations under our debt instruments and could adversely affect our ability to fund our operations, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities.

We are significantly encumbered by our debt obligations. As of December 31, 2010, after giving effect to the Refinancing Transactions, our total debt, excluding the securitization obligations, would have been $7,007 million (without giving effect to $179 million of outstanding letters of credit under our senior secured revolving credit facility and $473 million of undrawn availability under our revolving credit facility). In addition, as of December 31, 2010, our current liabilities included $331 million of securitization obligations which were collateralized by $393 million of securitization assets that are not available to pay our general obligations.

Our indebtedness was principally incurred to finance our acquisition by Apollo in April 2007 and reflected our then current earnings and our expectations that the housing downturn would recover in the near term. While our total debt has increased since the date of our acquisition in order to fund negative cash flows, the industry and economy have experienced significant declines that have negatively impacted our operating results. Revenues for the year ended December 31, 2010 compared to the year ended December 31, 2007, on a pro forma combined basis, have decreased by approximately 32%. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure. There can be no assurance that we will be able to reduce the level of our leverage or debt in the future.

Our substantial degree of leverage could have important consequences, including the following:

•

it causes a substantial portion of our cash flows from operations to be dedicated to the payment of interest and required amortization on our indebtedness and not be available for other purposes, including our operations, capital expenditures and future business opportunities or principal repayment;

•	it could cause us to be unable to maintain compliance with the senior secured leverage ratio under our senior secured credit facility;

•

it could cause us to be unable to meet our debt service requirements under our senior secured credit facility or the indentures governing the Unsecured Notes and the First and a Half Lien Notes or meet our other financial obligations;

•

it may limit our ability to incur additional borrowings under our existing facilities or securitizations, to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness;

•	it exposes us to the risk of increased interest rates because a portion of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may cause a further downgrade of our debt and long-term corporate ratings;

•

it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business, or may cause us to be unable to carry out capital spending that is important to our growth; and

•	it may limit our ability to attract and retain key personnel.

We may not be able to generate sufficient cash to service all of our indebtedness and be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We have needed to incur additional debt in order to fund negative cash flow. We cannot assure you that we will maintain a level of cash flows from operating activities and from drawings on our revolving credit facilities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indentures governing the 12.375% Senior Subordinated Notes, the Extended Maturity Notes and the First and a Half Lien Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or realize the related proceeds from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable; and

•	the lenders under our senior secured credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings.

An event of default under our senior secured credit facility would adversely affect our operations and our ability to satisfy obligations under our indebtedness.

Our senior secured credit facility contains restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing 12-month Adjusted EBITDA. Specifically measured at the last day of each quarter, our senior secured leverage ratio may not exceed 4.75 to 1.0 for the fiscal quarter ending March 31, 2011 and for each fiscal quarter thereafter. Total senior secured debt, for purposes of this ratio, does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on our assets (including indebtedness supported by letters of credit issued under our senior secured credit facility), securitization obligations or the Unsecured Notes. For the fiscal year ended December 31, 2010, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.59 to 1.0. After giving effect to the Refinancing Transactions, our senior secured leverage ratio would have been 3.51 to 1.0 at December 31, 2010. Based upon the consummation of the Refinancing Transactions and our financial forecast for 2011, we expect to remain in compliance with the senior secured leverage ratio covenant for at least the next 12 months. If a housing recovery is delayed further or is weak, we will be subject to additional pressure in maintaining compliance with our senior secured leverage ratio. In future periods, if we are unable to renew or refinance bank indebtedness secured by letters of credit issued under our senior secured credit facility (which are not included in the calculation of the senior secured leverage ratio) and the letters of credit are drawn upon, the reimbursement obligations related to those letters of credit issued under the senior secured credit facility will be included in the calculation of the senior secured leverage ratio. A failure to maintain compliance with the senior secured leverage ratio, or a breach of any of the other restrictive covenants, would result in a default under our senior secured credit facility.

We have the right to cure an event of default of the senior secured leverage ratio in three of any four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into Realogy to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy or avoid a default through an equity cure permitted thereunder, there would be an “event of default” under the senior secured credit agreement. Other events of default include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. Upon the occurrence of any event of default under our senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the Unsecured Notes or the First and a Half Lien Notes,

any of which could result in an event of default under the First and a Half Lien Notes, the Unsecured Notes or our Apple Ridge Funding LLC securitization program.

If we were unable to repay the amounts outstanding under our senior secured credit facility, then the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure the indebtedness thereunder. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. Notwithstanding the completion of the Refinancing Transactions, our total indebtedness was not and will not be significantly reduced unless and until the Convertible Notes issued in the Debt Exchange Offering are converted into equity. In the future, we may need to seek new financing, or explore the possibility of amending the terms of our senior secured credit facility, and we may not be able to do so on commercially reasonable terms, or terms that are acceptable to us, if at all.

If an event of default is continuing under our senior secured credit facility, the First and a Half Lien Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and/or amortization of, our Apple Ridge Funding LLC securitization program.

Restrictive covenants under our indentures and the senior secured credit facility may limit the manner in which we operate.

Our senior secured credit facility and the indentures governing the Extended Maturity Notes, the 12.375% Senior Subordinated Notes and the First and a Half Lien Notes contain, and any future indebtedness we incur may contain, various covenants and conditions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the Senior Subordinated Notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and the First and a Half Lien Notes and debt that is junior in right of payment to the Unsecured Notes and the First and a Half Lien Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

At December 31, 2010 and after giving effect to the Refinancing Transactions, approximately $2,620 million of our borrowings under our senior secured credit facility and other bank indebtedness, would have been at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps with a notional value of $425 million, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such interest rate swaps do not eliminate interest rate volatility for the unswapped portion of our variable rate indebtedness at December 31, 2010.

We are a holding company and are dependent on dividends and other distributions from our subsidiaries.

Realogy is a holding company with limited direct operations. Our principal assets are the equity interests that we hold in our operating subsidiaries. As a result, we are dependent on dividends and other distributions from those subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on our outstanding debt. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness, including our senior secured credit facility, the indentures governing the Unsecured Notes and the First and a Half Lien Notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our debt service payments.

Our subsidiaries are legally distinct from us and, except for our existing and future subsidiaries that are guarantors of our indebtedness, including our senior secured credit facility, the Unsecured Notes and the First and a Half Lien Notes, have no obligation, contingent or otherwise, to pay amounts due on our debt or to make funds available to us for such payment.

Apollo is our controlling stockholder and Paulson may become a significant stockholder. There can be no assurance that Apollo and Paulson will act in our best interests as opposed to their own best interests.

Because of its position as our controlling stockholder, to the extent not otherwise limited in our senior secured credit agreement or our indentures, Apollo is able to exercise significant control over decisions affecting us, including:

•	our direction and policies, including the appointment and removal of officers;

•	mergers or other business combinations and opportunities involving us;

•	further issuance of capital stock or other equity or debt securities by us;

•	payment of dividends; and

•	approval of our business plans and general business development.

In addition, Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it (together with such investment funds and accounts, “Paulson”) owns Convertible Notes that may be converted into 21.5% of the total outstanding shares of Holdings common stock on an as converted basis assuming that all Convertible Notes are converted into shares of Class A Common Stock (as defined below). Pursuant to the Paulson Securityholders Agreement (as defined below), Paulson also has the right to nominate a member of our board of directors or designate a non-voting observer to attend meetings of our board of directors and have certain other rights with respect to issuances of our equity and debt securities.

Even if all of the outstanding Convertible Notes held by parties other than Apollo were converted into Class A Common Stock, which has one vote per share, Apollo, by virtue of its ownership of shares of Class B Common Stock (as defined below), which has five votes per share, would continue to control a majority of the voting power of the outstanding Common Stock. In addition, if all of the Convertible Notes were converted into Class A Common Stock, all of the Class B Common Stock would automatically convert into shares of Class A Common Stock and Apollo would then hold 66.2% of the outstanding shares of Class A Common Stock.

The concentration of ownership held by Apollo could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that may be otherwise favorable to us. In addition, pursuant to Holdings’ Amended and Restated Certificate of Incorporation, Apollo has the right to, and will have no duty to abstain from, exercising such right to, conduct business with any business that is competitive or in the same line of business as us, do business with any of our clients, customers or vendors, or make investments in the kind of property in which we may make investments. Apollo is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of the equity of Holdings, even if such amount is less than 50%, Apollo will continue to be able to strongly influence or effectively control our decisions.

Because our equity securities are not registered under the Exchange Act and are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchanges.

If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders may conflict with those of the holders of first lien indebtedness under our senior secured credit facility, the First and a Half Lien Notes, the Unsecured Notes or any other holder of our debt and such equity holders have no obligation to provide any additional equity or any debt financing to us.

We do not know if an active trading market will develop or be maintained for any of our Unsecured Notes or the First and a Half Lien Notes.

There can be no assurance that an active market for any of our Unsecured Notes or the First and a Half Lien Notes will develop or be maintained. Following the Refinancing Transactions, the aggregate outstanding principal amount of each series of Existing Notes and Extended Maturity Notes is significantly lower than the aggregate outstanding principal amount of the Existing Notes prior to the consummation of the Debt Exchange Offering. In the case of each of the 10.50% Senior Notes and the Senior Toggle Notes, the aggregate principal amount outstanding of such series is less than $65 million and in the case of the 13.375% Senior Subordinated Notes, there is only approximately $10 million in aggregate principal amount outstanding. Additionally, the Convertible Notes and the First and a Half Lien Notes are new issues of securities. The liquidity of any market for any series of our notes will depend on a number of factors, including:

•	the number of holders of such notes and the aggregate principal amount of such series;

•	our operating performance, financial condition or prospects;

•	the market for similar securities;

•	the interest of securities dealers in making a market in such series of notes; and

•	prevailing interest rates.

The market for any series of our notes, similar to other non-investment grade debt, may be subject to disruptions that may cause substantial volatility in the prices of any such series and any disruptions may adversely affect the prices at which notes may be sold.

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

•

legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets;

•

increasing mortgage rates and down payment requirements and/or reduced availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act or other legislation that may be enacted to reform the U.S. housing finance market, including restrictions imposed on mortgage originators as well as retention levels required to be maintained by sponsors to securitize mortgages;

•	excessive or insufficient regional home inventory levels;

•

continuing high levels of foreclosure activity including but not limited to the release of homes for sale by financial institutions and the uncertainty surrounding the appropriateness of mortgage servicers foreclosure processes;

•	adverse changes in local or regional economic conditions;

•	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes;

•	a decrease in the affordability of homes;

•	our geographic and high-end market concentration relating in particular to our company-owned brokerage operations;

•	local, state and federal government regulation that burden residential real estate transactions or ownership;

•	shifts in populations away from the markets that we or our franchisees serve;

•

individual tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

•	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;

•	commission pressure from brokers who discount their commissions; and/or

•	acts of God, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets.

Recently, banks and other lenders have come under investigations for alleged improper support for foreclosure actions. As a result, the foreclosure process in many areas has slowed and may face ongoing disruption. These foreclosure developments could reduce the level of homesales and could, once these homes reemerge on the market, add additional downward pressure on the price of existing homesales.

Our success is largely dependent on the efforts and abilities of the independent sales associates retained by company owned brokerage offices and by our franchisees. The ability of our company owned brokerage offices and our franchisees to retain independent sales associates is generally subject to numerous factors, including the compensation they receive and their perception of brand value. Given our high degree of leverage and negative perceptions in the media relating to our financial condition, neither our company owned brokerage offices or our independent franchisees may be successful in attracting or maintaining independent sales associates. If we or our franchisees fail to attract and retain independent sales associates, our business may be materially adversely affected.

A prolonged decline or lack of sustained growth in the number of homesales and/or prices would adversely affect our revenues and profitability.

Based upon data published by NAR, from 2005 to 2010, annual US existing homesale units declined by 31% and the median homesale price declined by 21%. Our Company’s revenues for the year ended December 31, 2010 compared to the year ended December 31, 2007, on a pro forma combined basis, decreased approximately 32%. A further decline or lack of sustained growth in existing homesales, a continued decline in home prices or a decline in commission rates charged by brokers would further adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services and reducing the referral fees earned by our relocation services business. For example, for 2010, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $2 million for our Real Estate Franchise Services segment and $9 million for our Company Owned Real Estate Brokerage Services segment.

Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could continue to adversely affect our revenues and profitability.

Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions in the country. For the year ended December 31, 2010, NRT realized approximately 63% of its revenues from California (27%), the New York metropolitan area (26%) and Florida (10%). A further downturn in residential real estate demand or economic conditions in these regions could result in a further decline in NRT’s total gross commission income and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well. A further downturn in residential real estate demand or economic conditions in these states could continue to result in a decline in our overall revenues and have a material adverse effect on us.

NRT has a significant concentration of transactions at the higher end of the U.S. real estate market. A shift in NRT’s mix of property transactions from the high range to lower and middle range homes would adversely affect the average price of NRT’s closed homesales.

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

Tightened mortgage underwriting standards could continue to reduce homebuyers’ ability to access the credit market on reasonable terms.

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

Dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures, including disruptions and delays occasioned by recent investigations into alleged improper foreclosure processes, and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks as well as repayment and reimbursement arrangements between the originating banks and Fannie Mae and Freddie Mac. These actions, which initially impacted mortgage-backed securities, spread to credit default swaps and other derivative securities and caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. Lack of available credit or lack of confidence in the financial sector could materially and adversely affect our business, financial condition and results of operations.

A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions could have a material adverse effect on our financial condition and our results of operations.

Recent U.S. Governmental actions to assist in the stabilization and/or recovery of the residential real estate market may not be successful; reform of Freddie Mac and Fannie Mae could have a material impact on our operations.

The U.S. government implemented certain actions during the past several years to assist in a stabilization and/or a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding of over $130 billion to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates (the first phase of which ended on March 31, 2010); (4) the continuation of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans through September 30, 2011; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, encouraging lenders to modify loan terms with borrowers at risk of foreclosure or already in foreclosure. There can be no assurance that these actions or any other governmental action will continue to stabilize the housing market or that any recovery in this market will be sustained as these programs either wind down or expire by their terms.

Moreover, Congress has recently held hearings on the future of Freddie Mac and Fannie Mae and other government sponsored entities or GSEs with a view towards further legislative reform. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Two significant questions that need to be addressed in any such reform are: (1) will banks and other private sources of capital be able to fill homebuyers’ needs as the government seeks to pull back some of the housing mortgage market support and (2) will these other sources of capital be available at rates which are reasonably attractive to potential homebuyers. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, either of which could materially adverse affect the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken.

The Dodd-Frank Act and other financial reform legislation may, among other things, result in new rules and regulations that may adversely affect the housing industry.

On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry and also establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, increase mortgage costs and result in increased costs and potential litigation for housing market participants.

Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae and Freddie Mac and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Federal regulators have been authorized to provide exceptions to the risk retention requirements for certain “qualified mortgages” and mortgages meeting certain underwriting standards prescribed in such regulations, however, it is unclear what types of mortgage loans will be encompassed by future regulations related to the definition of “qualified mortgages.” If mortgage loans originated for purchasers of homes are sold into GSE-sponsored mortgage-backed securities that do not meet the definition of a “qualified mortgage,” then the GSEs may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate the GSEs’ ability to issue mortgage-backed securities. Substantial reduction in, or the elimination of, GSE demand for mortgage loans could have a material adverse effect on the mortgage industry and the housing industry in general. It is also unclear what effect future laws or regulations may have on the ability of the GSEs to issue mortgage-backed securities.

Monetary policies of the federal government and its agencies may have a material impact on our operations.

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

We are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition. Additionally, the possibility of the elimination of the mortgage interest deduction could have an adverse effect on the housing market by reducing incentives for buying or refinancing homes and negatively affecting property values.

Competition in the residential real estate and relocation business is intense and may adversely affect our financial performance.

Competition in the residential real estate services business is intense. As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees. Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring similar products and services at rates that are lower than we charge. Our largest national competitors in this industry include The Prudential Real Estate Affiliates, Inc., Real Living (which includes the franchise business that had been conducted by GMAC Real Estate, LLC), RE/MAX and Keller Williams Realty, Inc. Some of these companies may have greater financial resources than we do, including greater marketing and technology budgets, and may be less leveraged. Regional and local franchisors provide additional competitive pressure in certain areas. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions further deteriorate.

Our company owned brokerage business, like that of our franchisees, is generally in intense competition. We compete with other national independent real estate organizations, including Home Services of America, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, and smaller niche companies competing in local areas. Competition is particularly severe in the densely populated metropolitan areas in which we operate. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and while they have been negatively impacted by the prolonged downturn in the residential housing market, they may increase their market share in the future. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and brokerage commission. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. We also compete for the services of qualified licensed independent sales associates. Some of the firms competing for sales associates use a different model of compensating agents, in which agents are compensated for the revenue generated by other agents that they recruit to those firms. This business model may be appealing to certain agents and hinder our ability to attract and retain those agents. Competition for sales associates could reduce the commission amounts retained by our company after giving effect to the split with independent sales associates and possibly increase the amounts that we spend on marketing. Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.48% in 2010.

In our relocation services business, we compete primarily with global and regional outsourced relocation service providers. The larger outsourced relocation service providers that we compete with include SIRVA, Inc., Weichert Relocation Resources, Inc. and Prudential Real Estate and Relocation Services, Inc.

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

Several of the litigation matters we are involved with allege claims based upon breaches of fiduciary duties by our licensed brokers, violations of state laws relating to business practices or consumer disclosures and with respect to compliance with wage and hour regulations. We cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against us, including remedies or awards, and adverse results in any such litigation may harm our business and financial condition.

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

There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business. For example, the “Bush tax cuts,” which have reduced ordinary income and capital gains rates on federal taxes, were recently extended until the end of 2012, after which these tax cuts are due to expire. There can be no assurance that these tax cuts will be extended or if extended, the extension may apply only to a portion of the tax cuts and/or the extension could be limited in duration. Other potential federal tax legislation includes the elimination or narrowing of mortgage tax deductions. Higher federal income tax rates or further limits on mortgage tax deductions could negatively impact the purchase and sale of residential homes. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations.

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

•	the Affiliated Marketing Rule, which prohibits or restricts the sharing of certain consumer credit information among affiliated companies without notice and/or consent of the consumer;

•	the Fair Housing Act;

•	laws and regulations, including the Foreign Corrupt Practices Act, that can impair significant sanctions on improper payments to foreign officials or agents;

•	laws and regulations in jurisdictions outside the United States in which we do business;

•	state and federal employment laws and regulations, including any changes that would require classification of independent contractors to employee status, and wage and hour regulations; and

•	increases in state, local or federal taxes that could diminish profitability or liquidity.

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

The residential real estate brokerage business is subject to seasonal fluctuations. Historically, real estate brokerage revenues and relocation revenues have been strongest in the second and third quarters of the calendar year (although, due to the expiration of the homebuyer tax credit, the third quarter of this year was adversely affected by the acceleration of activity into the first half of this fiscal year). However, many of our expenses, such as rent and personnel, are fixed and cannot be reduced during a seasonal slowdown. As a result, we may be required to borrow in order to fund operations during seasonal slowdowns or at other times. Since the terms of our indebtedness may restrict our ability to incur additional debt, we cannot assure you that we would be able to borrow sufficient amounts. Our inability to finance our funding needs during a seasonal slowdown or at other times would have a material adverse effect on us.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on results of operations.

Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, asset impairments, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments to be made by management could significantly change our reported results.

We may not have the ability to complete future acquisitions; we may not be successful in developing the Better Homes and Gardens Real Estate brand.

We have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. Our company owned brokerage business has completed over 350 acquisitions since its formation in 1997 and, in 2004, we acquired the Sotheby’s International Realty® residential brokerage business and entered into an exclusive license agreement for the rights to the Sotheby’s International Realty® trademarks with which we are in the process of building the Sotheby’s International Realty® franchise system. In January 2006, we acquired our title insurance underwriter and certain title agencies. As a result of these and other acquisitions, we have derived a substantial portion of our growth in revenues and net income from acquired businesses. The success of our future acquisition strategy will continue to depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions.

In October 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith. We seek to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between us and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal term for another 50 years at our option. We may not be able to successfully develop the brand in a timely manner or at all. Our inability to complete acquisitions or to successfully develop the Better Homes and Gardens® Real Estate brand would have a material adverse effect on our growth strategy.

We may not realize anticipated benefits from future acquisitions.

Integrating acquired companies involves complex operational and personnel-related challenges. Future acquisitions may present similar challenges and difficulties, including:

•	the possible defection of a significant number of employees and independent sales associates;

•	increased amortization of intangibles;

•	the disruption of our respective ongoing businesses;

•	possible inconsistencies in standards, controls, procedures and policies;

•	failure to maintain important business relationships and contracts;

•	unanticipated costs of terminating or relocating facilities and operations;

•	unanticipated expenses related to integration; and

•	potential unknown liabilities associated with acquired businesses.

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any business that we have acquired or may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.

We may be unable to maintain anticipated cost savings and other benefits from our restructuring activities.

We are committed to various restructuring initiatives targeted at reducing costs and enhancing organizational effectiveness while consolidating existing processes and facilities. We may not be able to achieve or maintain the anticipated cost savings and other benefits from these restructuring initiatives that are described elsewhere in this Annual Report. If our cost savings or the benefits are less than our estimates or take longer to implement than we project, the savings or other benefits we projected may not be fully realized.

Our financial results are affected by the operating results of franchisees.

Our real estate franchise services segment receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of our real estate franchise services segment are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty revenues may decline. In addition, we may have to increase our bad debt and note reserves. We may also have to terminate franchisees more frequently due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.

Our franchisees and independent sales associates could take actions that could harm our business.

Our franchisees are independent business operators and the sales associates that work with our company owned brokerage operations are independent contractors, and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with our standards, or may not hire and train qualified independent sales associates or employees. If our franchisees and independent sales associates were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations.

Additionally, franchisees and independent sales associates may engage or be accused of engaging in unlawful or tortious acts such as, for example, violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our and our brands’ image, reputation and goodwill.

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

On January 21, 2010, Cartus acquired a global relocation service provider, Primacy, which is a supplier of relocation services to corporate clients as well as certain U.S. government agencies under “at risk” contracts. At December 31, 2010, Primacy was merged into Cartus. Under “at risk” contracts, our relocation business enters into homesale transactions whereby we acquire the homes being sold by relocating employees and bear the risk of all expenses associated with acquiring, carrying and selling the homes, including potential loss on sale. In “at risk” homesale transactions where the ultimate third party buyer is not under contract at the time we become the owner of the home, we are subject to the market risk that the home we purchase will lose value while we are carrying it as well as the risk that our carrying costs will increase, both of which would increase the costs that we may incur on the home. A significant increase in the number of “at risk” home sale transactions could have a material adverse effect on our relocation business if housing prices continue to fall and we are unable to sell our at-risk homes in a timely manner or at favorable prices.

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

Under our Strategic Relationship Agreement relating to PHH Home Loans, we are required to recommend PHH Home Loans as originator of mortgage loans to the independent sales associates, customers and employees of our company owned and operated brokerage offices. This provision may limit our ability to enter into beneficial business relationships with other lenders and mortgage brokers.

We do not control our joint venture PHH Home Loans and management of that venture may make decisions that are contrary to our best interests.

Under our Operating Agreement with PHH relating to PHH Home Loans, we own a 49.9% equity interest but do not have control of the operations of the venture. Rather, our joint venture partner, PHH, is the managing partner of the venture and may make decisions with respect to the operation of the venture, which may be contrary to our best interests and may adversely affect our results of operations. In addition, our joint venture may be materially adversely impacted by changes affecting the mortgage industry, including but not limited to regulatory changes, increases in mortgage interest rates and decreases in operating margins.

We may experience significant claims relating to our operations and losses resulting from fraud, defalcation or misconduct.

We issue title insurance policies which provide coverage for real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is typically limited to the first $5,000 of claims on any one policy, though our insurance risk is not limited if we are negligent. The title underwriter which we acquired in January 2006 typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, we typically obtain a reinsurance policy from a national underwriter to reinsure the excess amount. To date, our title underwriter has experienced claims losses that are significantly below the industry average; our claims experience could increase in the future, which could negatively impact the profitability of that business. We may also be subject to legal claims arising from the handling of escrow transactions and closings. Our subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, we carry an additional errors and omissions insurance policy for Realogy and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence. The occurrence of a significant title or escrow claim in excess of our insurance coverage in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. We carry insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

In addition, we rely on the collection and use of personally identifiable information from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential home buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.

We could be subject to severe losses if banks do not honor our escrow and trust deposits.

Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor our deposits, customers could seek to hold us responsible for these deposits and, if the customers prevailed in their claims, we could be subject to severe losses. These escrow and trust deposits totaled $190 million and $161 million at December 31, 2010 and December 31, 2009, respectively.

Title insurance regulations limit the ability of our insurance underwriter to pay cash dividends to us.

Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to a certain percentage of the insurance subsidiary’s surplus, or 100% of statutory operating income for the previous calendar year. These restrictions could limit our ability to receive dividends from our insurance underwriter , make acquisitions or otherwise grow our business.

We may be unable to continue to securitize certain of our relocation assets, which may adversely impact our liquidity.

At December 31, 2010, $331 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of our relocation services business under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. The securitization markets have experienced significant disruptions which may have the effect of increasing our cost of funding or reducing our access to these markets in the future. If we are unable to continue to securitize these assets, we may be required to find additional sources of funding which may be on less favorable terms or may not be available at all.

The occurrence of any trigger events under our Apple Ridge securitization facility could cause us to lose funding under that facility and therefore restrict our ability to fund the operation of our U.S. relocation business.

The Apple Ridge securitization facility, which we use to advance funds on behalf of certain U.S. clients of our relocation business in order to facilitate the relocation of their employees, contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. Some of the terms which could affect the availability of funds under the securitization facility include restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, the Unsecured Notes and other material indebtedness. Given the current economic conditions, there is an associated risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750 thousand in any one month or $1.5 million in any trailing 12 month period. The Apple Ridge facility has trigger events based on change in control and cross-defaults to material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility and adversely affect the operation of our relocation business.

We are highly dependent on the availability of the asset-backed securities market to finance the operations of our relocation business, and disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity or results of operations.

Reduced investor demand for asset-backed securities could result in our having to fund our relocation assets until investor demand improves, but our capacity to fund our relocation assets is not unlimited. If we confront a reduction in borrowing capacity under the Apple Ridge facility due to a reduced demand for asset-backed securities, it could require us to reduce the amount of relocation assets we fund and to find alternative sources of funding for working capital needs. Adverse market conditions could also result in increased costs and reduced margins earned in connection with securitization transactions.

If we need to increase the funding available under the Apple Ridge securitization facility, such funding may not be available to us or, if available, on terms acceptable to us. In addition, our Apple Ridge securitization facility matures in April 2012. We could encounter difficulties in renewing this facility and if this source of funding is not available to us for any reason, we could be required to borrow under our revolving credit facility or incur other indebtedness to finance our working capital needs or we could require our clients to fund the home purchases themselves, which could have a material adverse effect on our ability to achieve our business and financial objectives.

Our international operations are subject to risks not generally experienced by our U.S. operations.

Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international operations. For the year ended December 31, 2010, revenues from these operations are approximately 2.5% of total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;

•	exposure to local economic conditions and local laws and regulations, including those relating to our employees;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operation;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in foreign taxation structures.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, and employment law, including claims challenging the classification of our sales associates as independent contractors. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.

In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action (the “Cooper Litigation”) against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to advertising funds. The complaint seeks unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. The New Jersey Consumer Fraud Act provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).

A case management order was entered on November 29, 2010 that includes, among other deadlines, a trial date of April 16, 2012. On December 20, 2010, the court held a status conference to address plaintiffs’ motion regarding notice to be issued to the class, the language of the notice, publication of the notice and how class members can opt out of the class. As directed by a court order, Century 21 has delivered to plaintiffs’ counsel and the court lists of the names and contact information for (1) franchisees that meet the class definition and (2) franchisees that would have met the class definition but for the fact that they signed a waiver of claims against Century 21. Pursuant to the court order, a notice of pendency of the action will be mailed to class members on March 4, 2011, and a summary of that notice will be published in various publications within 30 days of that mailing. Plaintiffs’ counsel has advised that it may file a motion requesting that notice be sent to all Century 21 franchisees during the class period, not solely those that meet the class definition. This case remains in its very early stages, with most of the effort in the past six months directed at class identification. Discovery on the merits is in its early stages. This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and we cannot assure you that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

We are reliant upon information technology to operate our business and maintain our competitiveness, and any disruption or reduction in our information technology capabilities could harm our business.

Our business depends upon the use of sophisticated information technologies and systems, including technology and systems utilized for communications, records of transactions, procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third party vendors on commercially reasonable terms. We also cannot assure you that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.

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

The Sotheby’s International Realty® and Better Homes and Gardens® real estate brands are owned by the companies that founded these brands. We are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the continued cooperation from the owners of those brands. In particular, Sotheby’s has the right to approve the master franchisors of, and the material terms of our master franchise agreements governing our relationships with, our Sotheby’s franchisees located outside the U.S., which approval cannot be unreasonably withheld or delayed. If Sotheby’s unreasonably withholds or delays its approval for new international master franchisors, our relationship with them could be disrupted. Any significant disruption of the relationships with the owners of these brands could impede our franchising of those brands and have a material adverse effect on our operations and performance.

The weakening or unavailability of our intellectual property rights could adversely impact our business.

Our trademarks, trade names, domain names, trade dress and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Also third parties may own rights in similar trademarks. Any unauthorized use of our intellectual property by third parties could reduce any competitive advantage we have developed or otherwise harm our business and brands. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights.

We cannot be certain that our intellectual property does not and will not infringe issued intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation. Depending on the success of these proceedings, we may be required to enter into licensing or consent agreements (if available on acceptable terms or at all), or to pay damages or cease using certain service marks or trademarks.

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

Our license agreement with Meredith for the use of the Better Homes and Gardens® real estate brand is terminable by Meredith prior to the end of the license term if certain conditions occur, including but not limited to the following: (i) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (ii) we become bankrupt or insolvent, or (iii) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.

Our ability to use our NOLs and other tax attributes may be limited if we undergo an “ownership change.”

Our ability to utilize our net operating losses (“NOLs”) and other tax attributes could be limited if we undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by five-percent stockholders in any three-year period.

Although we do not believe that we have undergone an ownership change within the last three years, it is possible that we will undergo an ownership change in the future and, as a result, our use of NOL carryforwards may be limited.

Risks relating to our separation from Cendant

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant Corporation (“Cendant”), which changed its name to Avis Budget Group, Inc. (“Avis Budget”) in August 2006, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”), and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement dated as of July 28, 2006, as amended, among Realogy, Wyndham Worldwide and Travelport, Realogy and Wyndham Worldwide have each assumed and are generally responsible for 62.5% and 37.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities not primarily related to the businesses of Travelport, Realogy, Wyndham Worldwide or Avis Budget Group. The due to former parent balance was $104 million at December 31, 2010 and represents Realogy’s accrual of its share of potential Cendant contingent and other corporate liabilities.

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

Adverse outcomes from the unresolved Cendant liabilities for which Realogy has assumed partial liability under the Separation and Distribution Agreement could be material with respect to our earnings or cash flows in any given reporting period.

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

Company owned real estate brokerage services. As of December 31, 2010, our company owned real estate brokerage segment leases approximately 5.5 million square feet of domestic office space under approximately 1,100 leases. Its corporate headquarters and one regional headquarters are located in leased offices at One Campus Drive, Parsippany, New Jersey. As of December 31, 2010, NRT leased seven facilities serving as regional headquarters, 22 facilities serving as local administration, training facilities or storage, and approximately 750 brokerage sales offices under approximately 931 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of one to five years. In addition, there are 67 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.

Relocation services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. There are also four leased regional offices in the US, located in Lisle, Illinois; Irving, Texas; Omaha, Nebraska and Memphis, Tennessee which provide operation support services. Sales, Account Management and some operational support is provided out of Folsom, California; Irvine, California; and St. Louis Park, Minnesota. International offices include leased facilities in the United Kingdom, Hong Kong, Singapore, China, Germany, France, Switzerland, Canada and The Netherlands.

Title and settlement services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in 25 states and Washington, D.C.

We believe that all of our properties and facilities are well maintained.

Item 3.	Legal Proceedings.

Legal—Real Estate Business

The following litigation relates to Cendant’s Real Estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed the Cooper Litigation against Cendant and Cendant’s subsidiary, Century 21. The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages or otherwise improperly charged expenses to the Century 21 advertising fund. The complaint seeks unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. The New Jersey Consumer Fraud Act provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).

A case management order was entered on November 29, 2010 that includes, among other deadlines, a trial date of April 16, 2012. On December 20, 2010, the court held a status conference to address plaintiffs’ motion regarding notice to be issued to the class, the language of the notice, publication of the notice and how class members can opt out of the class. As directed by a court order, Century 21 has delivered to plaintiffs’ counsel and the court lists of the names and contact information for (1) franchisees that meet the class definition and (2) franchisees that would have met the class definition but for the fact that they signed a waiver of claims against Century 21. Pursuant to the court order, a notice of pendency of the action will be mailed to class members on March 4, 2011, and a summary of that notice will be published in various publications within 30 days of that mailing. Plaintiffs’ counsel has advised that it may file a motion requesting that notice be sent to all Century 21 franchisees during the class period, not solely those that meet the class definition. This case remains in its very early stages, with most of the effort in the past six months directed at class identification. Discovery on the merits is in its early stages. This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and we cannot assure you that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

Realogy Corporation v. Triomphe Partners and Triomphe Immobilien (AAA/District New York). Realogy initiated binding arbitration proceedings to collect sums due to it, plus attorneys fees and costs, from the former master franchisor of the Coldwell Banker brand for 28 countries in Eastern and Western Europe. Realogy also seeks a declaration that it properly terminated the international franchise contracts because Triomphe failed to properly cure pending defaults. Triomphe has asserted a counterclaim alleging that the contracts were not properly terminated and that the contracts were terminated in violation of the Illinois Franchise Practices Act. Triomphe seeks damages for lost profits, as well as attorneys’ fees and costs. Arbitration proceedings were held in July and November 2009, and in January and March 2010. By decision dated August 4, 2010, the arbitrators found that Realogy properly terminated the franchise contracts for failing to meet minimum office requirements but denied Realogy’s monetary claim. All of the former master franchisor’s counterclaims were denied. All parties are to bear their own attorneys’ fees and costs, and to share equally the costs of the arbitration. On November 5, 2010, Triomphe appealed the arbitrators’ decision. Briefs have been filed by both parties and a ruling on Realogy’s motion to dismiss the appeal is pending.

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

CSI Investment et. al. v. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.)) is a decade-old legacy Cendant litigation matter not related to real estate (“Credentials Litigation”). In July 2009, the trial court entered a satisfaction of judgment with respect to the entire Credentials Litigation subject to plaintiffs’ right to petition the Court for reasonable attorneys’ fees. In September 2009, the plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs, comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. In January 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. In December 2010 the parties settled the attorneys’ fee dispute and Cendant agreed to pay plaintiffs $8 million (62.5% of which was paid by Realogy to satisfy its percentage of the settlement amount). The Court entered a stipulation and order of dismissal of the matter on January 11, 2011.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established trading market for our common stock. As of March 1, 2011, approximately 98.7% of the common stock of our indirect parent company, Holdings, was held by investment funds affiliated with our principal equity sponsor, Apollo and an investment fund of co-investors managed by Apollo.

Since our acquisition by Apollo, we have paid no cash dividends on our common stock. Our senior secured credit facility and the indentures governing our 12.375% Senior Subordinated Notes, Extended Maturity Notes and our First and a Half Lien Notes contain covenants that limit our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Covenants under our Senior Secured Credit Facility and certain Indentures.” In addition, pursuant to the Paulson Securityholders Agreement and prior to the consummation of a Qualified Public Offering (as defined below), we may not pay dividends or any other distributions on our capital stock or redeem or repurchase any shares of capital stock without Paulson’s prior written consent, subject to certain specified exceptions. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Paulson Securityholders Agreement—Consent Rights.”

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated and combined financial data and operating statistics. The consolidated statement of operations data for the periods in the three-year period ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere herein. The combined statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our consolidated and combined financial statements not included elsewhere herein.

Although Realogy continued as the same legal entity after the Merger, the consolidated financial statements for 2007 are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The consolidated statement of operations data for the period January 1, 2007 to April 9, 2007 are derived from the audited financial statements of the Predecessor not included elsewhere in this Annual Report, and the consolidated statement of operations data for the period April 10, 2007 to December 31, 2007 are derived from the audited financial statements of the Successor not included elsewhere in this Annual Report. In the opinion of management, the statement of operations data for 2007 include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations as of the dates and for the periods indicated. The results for periods of less than a full year are not necessarily indicative of the results to be expected for any interim period or for a full year.

The selected historical consolidated and combined financial data and operating statistics presented below should be read in conjunction with our annual consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Our annual consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been prior to August 1, 2006 had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of the separation and distribution from Cendant.

	Successor				Predecessor
	As of or For the Year Ended December 31,			As of or For the Period April 10 Through December 31, 2007	Period From January 1 Through April 9, 2007	As of or For the Year Ended December 31, 2006
	2010	2009	2008
	(In millions, except operating statistics)
Statement of Operations Data:
Net revenue	$4,090	$3,932	$4,725	$4,472	$1,492	$6,483
Total expenses	4,084	4,266	6,988	5,708	1,560	5,888

Income (loss) before income taxes, equity in earnings and noncontrolling interests	6	(334)	(2,263)	(1,236)	(68)	595
Income tax expense (benefit)	133	(50)	(380)	(439)	(23)	237
Equity in (earnings) losses of unconsolidated entities	(30)	(24)	28	(2)	(1)	(9)

Net income (loss)	(97)	(260)	(1,911)	(795)	(44)	367
Less: Net income attributable to noncontrolling interests	(2)	(2)	(1)	(2)	—	(2)

Net income (loss) attributable to Realogy	$(99)	$(262)	$(1,912)	$(797)	$(44)	$365

Balance Sheet Data:
Securitization assets (a)	$393	$364	$845	$1,300		$1,190
Total assets	8,029	8,041	8,912	11,172		6,668
Securitization obligations	331	305	703	1,014		893
Long-term debt	6,892	6,706	6,760	6,239		1,800
Equity (deficit) (b)	(1,072)	(981)	(740)	1,203		2,487

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Statistics:
Real Estate Franchise Services (c)
Closed homesale sides (d)	922,341	983,516	995,622	1,221,206	1,515,542
Average homesale price (e)	$198,076	$190,406	$214,271	$230,346	$231,664
Average homesale brokerage commission rate (f)	2.54%	2.55%	2.52%	2.49%	2.47%
Net effective royalty rate (g)	5.00%	5.10%	5.12%	5.03%	4.87%
Royalty per side (h)	$262	$257	$287	$298	$286
Company Owned Real Estate Brokerage Services (i)
Closed homesale sides (d)	255,287	273,817	275,090	325,719	390,222
Average homesale price (e)	$435,500	$390,688	$479,301	$534,056	$492,669
Average homesale brokerage commission rate (f)	2.48%	2.51%	2.48%	2.47%	2.48%
Gross commission income per side (j)	$11,571	$10,519	$12,612	$13,806	$12,691
Relocation Services
Initiations (k)	148,304	114,684	136,089	132,343	130,764
Referrals (l)	69,605	64,995	71,743	78,828	84,893
Title and Settlement Services
Purchasing title and closing units (m)	94,290	104,689	110,462	138,824	161,031
Refinance title and closing units (n)	62,225	69,927	35,893	37,204	40,996
Average price per closing unit (o)	$1,386	$1,317	$1,500	$1,471	$1,405

(a)	Represents the portion of relocation receivables and advances, relocation properties held for sale and other related assets that collateralize our securitization obligations. Refer to Note 8, “Short and Long-Term Debt” in the consolidated financial statements for further information.
(b)	For the successor period Equity (deficit) is comprised of the capital contribution of $2,001 million from affiliates of Apollo and co-investors offset by the net loss for the period.
(c)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.
(d)	A closed homesale side represents either the “buy” side or the “sell” side of a homesale transaction.
(e)	Represents the average selling price of closed homesale transactions.
(f)	Represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction.
(g)	Represents the average percentage of our franchisees’ commission revenue (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees.
(h)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.
(i)	Our real estate brokerage business has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. The real estate franchise business has franchised offices that are more widely dispersed across the United States than our real estate brokerage operations. Accordingly, operating results and homesale statistics may differ between our brokerage and franchise businesses based upon geographic presence and the corresponding homesale activity in each geographic region.
(j)	Represents gross commission income divided by closed homesale sides.
(k)	Represents the total number of transferees served by the relocation services business. The amounts presented for the year ended December 31, 2010 include 26,087 initiations as a result of the acquisition of Primacy in January 2010.
(l)	Represents the number of referrals from which we earned revenue from real estate brokers. The amounts presented for the year ended December 31, 2010 include 4,997 referrals as a result of the acquisition of Primacy in January 2010.
(m)	Represents the number of title and closing units processed as a result of a home purchases. The amounts presented for the year ended December 31, 2006 include 31,018 purchase units as a result of the acquisition of Texas American Title Company on January 6, 2006.
(n)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans. The amounts presented for the year ended December 31, 2006 include 1,255 refinance units as a result of the acquisition of Texas American Title Company.
(o)	Represents the average fee we earn on purchase title and refinancing title units.

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

The following discussion and analysis presents a review of Realogy and its subsidiaries. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward- looking statements.

Overview

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. We launched the Better Homes and Gardens® Real Estate brand in July 2008. As of December 31, 2010, our franchise system had approximately 14,700 franchised and company owned offices and 264,000 independent sales associates operating under our brands in the U.S. and 99 other countries and territories around the world, which included approximately 750 of our company owned and operated brokerage offices with approximately 44,000 independent sales associates. We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide operational and administrative services, tools and systems to franchisees, which are designed to assist franchisees in achieving increased revenue and profitability. Such services include national and local advertising programs, listing and agent-recruitment tools, including technology, training and purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. The royalty received is primarily based on a percentage of the franchisee’s commissions and/or gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon closing of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and are recognized by us as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). Royalty increases or decreases are recognized with little corresponding increase or decrease in expenses due to the significant operating efficiency within the franchise operations. In addition to royalties received from our independently owned franchisees, our Company Owned Real Estate Brokerage Services segment pays royalties to the Real Estate Franchise Services segment.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names. As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to real estate agents, which are recognized concurrently with associated revenues. We also operate a large independent residential REO asset manager. These REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders. The profitability of the REO business is countercyclical to the overall state of the housing market and was a meaningful contributor to the 2010, 2009 and 2008 financial results of the Company Owned Real Estate Brokerage segment.

•

Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services. We provide relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home-finding and other related services. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either the value per the underlying third party buyer contract with the transferee, which results in no gain or loss to us, or the appraised value as determined by independent appraisers. We generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate or LIBOR rate and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations as earned until the point of repayment by the client. Additionally, we earn revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral fee or commission, which is recognized at the time of completion of services.

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

July 2006 Separation from Cendant

Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant to separate into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and, on July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006.

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

April 2007 Merger Agreement with Affiliates of Apollo

On December 15, 2006, we entered into an agreement and plan of merger with Holdings and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. Under the merger agreement, Holdings would acquire the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with and into Realogy, with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly-owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”).

The Company incurred substantial indebtedness in connection with the transaction, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, the Company entered into a senior secured credit facility, issued unsecured notes and refinanced the credit facilities governing the Company’s relocation securitization programs (the Merger together with entering into the foregoing financing transactions, collectively, the “Merger Transactions”). See “—Liquidity and Capital Resources” for additional information on the Merger Transactions. In addition, investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P. or one of its affiliates (collectively referred to as “Apollo”), as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to the Company to complete the Merger Transactions, which was treated as a contribution to our equity.

Refinancing Transactions

During the past several months, the Company has completed a series of transactions, referred to herein as the Refinancing Transactions, to refinance both its secured and unsecured indebtedness. The Refinancing Transactions, among other things, have:

•	extended the maturities on more than 90% of the Company’s Existing Notes by at least three years;

•

provided a mechanism for a potential deleveraging of the Company’s debt through the issuance of $2.1 billion aggregate principal amount of Convertible Notes that mature in 2018 and that are convertible at any time, at the holder’s option, into common stock of our indirect parent company;

•	extended the maturities of a significant portion of its first lien senior secured indebtedness from 2013 to 2016 (including 79% of its $3.1 billion term loan facility);

•

replaced $700 million of its first lien secured debt with secured indebtedness due in 2019 that is not included in the numerator of its senior secured leverage ratio, thereby significantly improving the Company’s operating cushion under such ratio and mitigating concerns regarding the Company maintaining compliance with such ratio for at least the next twelve months;

•	maintained access to $650 million of borrowing under its senior secured revolving credit facilities; and

•	we estimate that our annual cash interest will increase by approximately $55 million assuming current LIBOR rates and outstanding indebtedness after giving effect to the Refinancing Transactions.

Debt Exchange Offering

On January 5, 2011, the Company completed private exchange offers relating to its outstanding 10.50% Senior Notes, Senior Toggle Notes and 12.375% Senior Subordinated Notes. Approximately $2,110 million aggregate principal amount of Existing Notes were tendered for Convertible Notes, which are convertible at the holder’s option into Class A Common Stock of Holdings and approximately $632 million aggregate principal amount of Existing Notes were tendered for Extended Maturity Notes.

On January 5, 2011, we issued:

•

$492 million aggregate principal amount of 11.50% Senior Notes and $1,144 million aggregate principal amount of 11.00% Series A Convertible Notes in exchange for $1,636 million aggregate principal amount of outstanding 10.50% Senior Notes;

•

$130 million aggregate principal amount of 12.00% Senior Notes and $291 million aggregate principal amount of 11.00% Series B Convertible Notes in exchange for $421 million aggregate principal amount of outstanding Senior Toggle Notes; and

•

$10 million aggregate principal amount of 13.375% Senior Subordinated Notes and $675 million aggregate principal amount of 11.00% Series C Convertible Notes in exchange for $685 million aggregate principal amount of outstanding 12.375% Senior Subordinated Notes.

In addition, upon receipt of the requisite consents from the holders of the 10.50% Senior Notes and Senior Toggle Notes, we amended the respective indentures governing the terms of such notes to remove substantially all of the restrictive covenants and certain other provisions previously contained in those indentures.

As a result of the Debt Exchange Offering, we extended the maturity of approximately $2,742 million aggregate principal amount of our existing Unsecured Notes to 2017 and 2018, leaving approximately $303 million aggregate principal amount of Existing Notes that mature in 2014 and 2015. In addition, pursuant to the terms of the indenture governing the Convertible Notes, the Convertible Notes are redeemable at our option at a price equal to 90% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption upon a Qualified Public Offering as such term is defined in the indenture.

The Company and Holdings have agreed to: (1) file a registration statement with the Securities and Exchange Commission (“SEC”), with respect to a registered offer to exchange each series of the Extended Maturity Notes for new registered notes having terms substantially identical in all material respects to the Extended Maturity Notes of the applicable series (except that the new registered notes will not contain terms with respect to additional interest or transfer restrictions) or (2) file a shelf registration statement with respect to resales of the Extended Maturity Notes.

The Company and Holdings have also agreed to file a shelf registration statement with respect to resales of the outstanding Convertible Notes and the Class A Common Stock issuable upon conversion of the Convertible Notes.

Amendment to Senior Secured Credit Facility

Effective February 3, 2011, the Company entered into the Senior Secured Credit Facility Amendment and an incremental assumption agreement, which resulted in the following:

•

certain lenders extended the maturity of a significant portion of first lien term loans, revolving commitments and synthetic letter of credit commitments to October 10, 2016, April 10, 2016, and October 10, 2016, respectively, which extensions resulted in approximately $2,424 million aggregate principal amount of extended term loans, approximately $461 million aggregate principal amount of commitments in respect of extended revolving loans and approximately $171 million aggregate principal amount of extended synthetic letter of credit commitments;

•

certain lenders simultaneously converted approximately $98 million aggregate principal amount of commitments in respect of extended revolving loans to extended term loans, thereby reducing the commitments under our revolving credit facility to $652 million;

•

the net proceeds of the $700 million aggregate principal amount of First and a Half Lien Notes, together with cash on hand, were used to prepay $700 million of the outstanding extended term loans, thereby reducing the aggregate principal amount of extended term loans to $1,822 million;

•	the interest rate with respect to the extended term loans was increased by 1.25% from the rate applicable to the non-extended term loans;

•	the interest rate with respect to the extended revolving loans was increased by 1.0% from the rate applicable to the non-extended revolving loans; and

•	the fee with respect to the synthetic letter of credit facility was increased by 1.25% from the fee applicable to the non-extended synthetic letter of credit facility.

The Senior Secured Credit Facility Amendment also provides for the following:

•

allows for one or more future issuances of additional senior secured notes or unsecured notes or loans to prepay the Company’s first lien term loans, to be secured on either a pari passu basis with, or junior to, its first lien obligations under the senior secured credit facility;

•

allows for one or more future issuances of additional senior secured or unsecured notes or loans to prepay the Company’s second lien loans, to be secured on a pari passu basis with, or junior to, its second lien loans under the senior secured credit facility;

•	allows for the incurrence of additional incremental term loans that are secured on a junior basis to the second lien loans in an aggregate amount not to exceed $350 million; and

•

provides that debt financing secured by a lien that is junior in priority to the first lien obligations under the senior secured credit facility (including, but not limited, to the First and a Half Lien Notes) will not, subject to certain exceptions, constitute senior secured debt for purposes of calculating the senior secured leverage ratio under the senior secured credit facility.

The extended term loans do not require any scheduled amortization of principal. The non-extended term loan facility will continue to provide for quarterly amortization payments totaling 1% per annum of the principal amount of the non-extended first lien term loans.

Issuance of First and a Half Lien Notes

On February 3, 2011, we issued $700 million aggregate principal amount of First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act. The First and a Half Lien Notes are secured by substantially the same collateral as the Company’s existing secured obligations under its senior secured credit facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its senior secured credit facility and (ii) senior to the collateral liens securing the Company’s second lien obligations under its senior secured credit facility.

As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to prepay $700 million of certain of its first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.

As used in this Annual Report, the term “Refinancing Transactions” refers to, collectively, (1) the Debt Exchange Offering, (2) the Senior Secured Credit Facility Amendment, and (3) the issuance of First and a Half Lien Notes. After giving effect to the Refinancing Transactions, we estimate that our annual cash interest will increase by approximately $55 million assuming current LIBOR rates and outstanding indebtedness. For more information related to the Refinancing Transactions, see “Note 20— Subsequent Events” to the consolidated financial statements as well as the debt table below which gives effect to the Refinancing Transactions as if they occurred on December 31, 2010.

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility (1)	April 2013	$289	$—	$210
Extended revolving credit facility (1)	April 2016	363	—	263
Non-extended term loan facility	October 2013	635	635	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness (2)	Various	163	163	—
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes	April 2014	49	49	—
12.375% Senior Subordinated Notes (3)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes (4)	April 2017	492	488	—
12.00% Senior Notes (5)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations: (6)
Apple Ridge Funding LLC	April 2012	500	296	204
Cartus Financing Limited (7)	Various	62	35	27

		$8,229	$7,338	$704

(1)	As of December 31, 2010, there were no outstanding borrowings under the revolving credit facility. The available capacity under this facility was reduced by $79 million and $100 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively, at December 31, 2010. On March 1, 2011, the Company had $60 million outstanding on the revolving credit facility.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $5 million is due in April 2011, $50 million is due in June 2011, $50 million due November 2011, $50 million is due in January 2013 and $8 million due in May 2015. In February 2011, the Company repaid $55 million of outstanding borrowings under these revolving credit facilities that were due in April and June 2011.
(3)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(4)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $4 million.
(5)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011.

Impairment of Goodwill and Intangible Assets

2010 and 2009

During the fourth quarter, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. This analysis resulted in no impairment charges for 2010 and 2009.

2008

The impairment analysis performed in the fourth quarter of 2008 resulted in an impairment charge for 2008 of $1,739 million ($1,523 million, net of income tax benefit). The impairment charge reduced intangible assets by $384 million and reduced goodwill by $1,355 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage services segment by $162 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $289 million. In addition, in 2008, the Company recorded impairment charges of $50 million related to investments in unconsolidated entities.

Current Industry Trends

Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth over the past 37 years, it has been in a significant and prolonged downturn, which initially began in the second half of 2005. Prior to 2005, home prices and the number of homesale transactions rose rapidly in the first half of the decade due to a combination of factors, including (1) increased owner-occupant demand for larger and more expensive homes made possible by unusually favorable financing terms for both prime and sub-prime borrowers, (2) low interest rates, (3) record appreciation in housing prices driven partially by investment speculation, (4) the growth of the mortgage-backed securities market as an alternative source of capital to the mortgage market, and (5) high credit ratings for mortgage backed securities despite increasing inclusion of subprime loans made to buyers relying upon continuing home price appreciation rather than more traditional underwriting standards.

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

Since the onset of the recession in the U.S. economy in December 2007, the housing market has been impacted by consumer sentiment about the overall state of the economy, particularly consumer anxiety over negative or weak economic growth and high unemployment. The deteriorating conditions in the job market, stock market and consumer confidence in the fourth quarter of 2008 caused a further decrease in homesale transactions through the first half of 2009 and more downward pressure on homesale prices for the full year. Based upon data published by NAR from 2005 to 2010, the number of annual U.S. existing homesale units has declined by 31% and the median price has declined by 21%.

In response to the housing downturn, the U.S. government implemented certain actions during the past several years to assist in a stabilization and/or a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding of over $130 billion to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates (the first phase of which ended on March 31, 2010); (4) the continuation of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans through September 30, 2011; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, encouraging lenders, through government financial incentives, to modify loan terms with borrowers at risk of foreclosure or already in foreclosure.

The residential real estate market benefitted from the federal homebuyer tax credit, which was included in the American Recovery and Reinvestment Act of 2009 (enacted in February 2009). The Act made available a tax credit equal to 10% of the home’s purchase price up to a maximum of $8,000 to qualified first-time home buyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. The homebuyer tax credit was extended and modified under The Worker, Homeownership and Business Assistance Act of 2009 (enacted in November 2009). The homebuyer tax credit available to qualified first-time home buyers was extended and the tax credit was expanded to provide a tax credit equal to 10% of the home’s purchase price, up to a maximum of $6,500, for qualified move-up buyers. The program ended for homes under contract by April 30, 2010 and closed no later than September 30, 2010.

During the second half of 2009, homesale transactions increased on a year-over-year basis due in part to modest economic growth, an improvement in the stock market from its March 2009 lows, gradually improving consumer confidence (though it remained at relatively low levels) and the effect of government stimulus including the homebuyer tax credit and monetary policies. The increase in homesale transactions continued in the first half of 2010 and was positively impacted by the extension of the federal homebuyer tax credit, historically low mortgage rates and a high housing affordability index. After June 30, 2010, we saw a substantial decrease in consumer buying activity, particularly in the low and moderate price ranges. We believe this was due to the pull-forward of activity from the third quarter of 2010 into the second quarter and continuing economic uncertainty, high unemployment and relatively low levels of consumer confidence. These factors adversely impacted our results in both the third and fourth quarters of 2010.

Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of sales volume decline. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from an annual average of 6.0% in 2008 to an annual average of 4.7% in 2010. Offsetting some of the favorable impact of lower interest rates are conservative mortgage underwriting standards, increased down payment requirements and limited or negative equity in homes in certain markets.

According to NAR, the inventory of existing homes for sale is 3.6 million homes at December 2010 compared to 3.3 million homes at December 2009. The December 2010 inventory level represents a seasonally adjusted 8.2 months supply. The supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

Recently, banks and other lenders have come under investigations for alleged improper support for foreclosure actions. As a result, the foreclosure process in many areas has slowed and may face ongoing disruption. These foreclosure developments could reduce the level of homesales and could, once these homes reemerge on the market, add additional downward pressure on the price of existing homesales.

Recent Legislative and Regulatory Matters

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, increase mortgage costs and result in increased costs and potential litigation for housing market participants.

Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Federal regulators have been authorized to provide exceptions to the risk retention requirements for certain “qualified mortgages” and mortgages meeting certain underwriting standards prescribed in such regulations, however, it is unclear what types of mortgage loans will be encompassed by future regulations related to the definition of “qualified mortgages.” If mortgage loans originated for purchasers of homes are sold into GSE-sponsored mortgage-backed securities that do not meet the definition of a “qualified mortgage,” then the GSEs may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate the GSEs’ ability to issue mortgage-backed securities. Substantial reduction in, or the elimination of, GSE demand for mortgage loans could have a material adverse effect on the mortgage industry and the housing industry in general. It is also unclear what effect future laws or regulations may have on the ability of the GSEs to issue mortgage-backed securities.

Potential Reform of U.S. Housing Finance Market and Potential Wind-down of Freddie Mac and Fannie Mae. Congress has recently held hearings on the future of Freddie Mac and Fannie Mae and other government sponsored entities or GSEs with a view towards further legislative reform. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Two significant questions that need to be addressed in any such reform are: (1) will banks and other private sources of capital be able to fill homebuyers’ needs as the government seeks to pull back some of the housing mortgage market support and (2) will these other sources of capital be available at rates which are reasonably attractive to potential homebuyers. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, either of which could materially adverse affect the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken.

***

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing household formation, interest rate trends and locally based dynamics such as housing demand relative to housing supply. While the housing market in 2010 showed signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	lower unit sales, in the absence of the federal homebuyer tax credit and the current uncertainty with respect to foreclosures and limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•	legislative or regulatory reform, including but not limited to reform that materially adversely impacts the financing of the U.S. housing market.

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

Homesales

Existing homesale transactions declined from 2006 through the first half of 2009. During the second half of 2009, the homebuyer tax credit positively impacted the number of transactions in many markets nationwide. We believe the third quarter of 2010 was challenged by the pull-forward of sales into the second quarter of 2010 due to the expiration of the 2010 tax credit as well as the continued weak economic conditions and high unemployment. Homesale transactions in the fourth quarter of 2010 continued to decline compared to the prior year fourth quarter as a result of the lapse of the 2010 federal homebuyer tax credit and due to increased transaction volume in late 2009 due to the 2009 federal homebuyer tax credit program.

	2010 vs. 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of Homesales
Industry
NAR (a)	12%	17%	(21%)	(20%)
Fannie Mae (a)	11%	17%	(21%)	(20%)
Realogy
Real Estate Franchise Services	8%	11%	(19%)	(20%)
Company Owned Real Estate Brokerage Services	11%	16%	(25%)	(20%)

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

The annual year over year trend in homesale transactions is as follows:

	2010 vs. 2009		2009 vs. 2008	2008 vs. 2007
Number of Homesales
Industry
NAR	(5	%) (a)	5%	(13%)
Fannie Mae	(5	%) (a)	5%	(13%)
Realogy
Real Estate Franchise Services	(6%)		(1%)	( 18%)
Company Owned Real Estate Brokerage Services	(7%)		—%	(16%)

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

Existing homesale transactions were reported by NAR to be down 5% in 2010, or approximately 4.9 million homes for 2010 compared to 5.2 million homes in 2009 and 4.9 million homes in 2008. Results for the Company were consistent with NAR’s reported industry trend as our homesale activity improved in the first and second quarters and then declined in the third and fourth quarters of 2010.

As of their most recent releases, NAR is forecasting an 8% increase in existing homesale transactions for 2011 compared to 2010, and a 5% increase in existing homesale transactions for 2012 compared to 2011. Fannie Mae is forecasting a 6% increase in existing homesale transactions for 2011 compared to 2010 and a 7% increase in existing homesale transactions for 2012 compared to 2011.

The table below shows NAR and Fannie Mae’s forecast of homesale transactions for the four quarters of 2011 compared to 2010. As shown in the quarterly trend noted below, the first and second quarters of 2011 are expected to reflect year over year declines, while the third and fourth quarters of 2011 are expected to show significant year over year improvements. This anomaly is the result of the expiration of the homebuyer tax credit in mid 2010, which resulted in an unusual pattern of homesale activity throughout 2010. Homesale activity was pulled forward into the first half of 2010. This unusual pattern of activity in 2010 creates atypical year over year comparisons in 2011 when we expect homesale transactions to return to a more normal seasonal pattern.

	2011 vs. 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of Homesales
NAR (a)	—%	(6%)	28%	15%
Fannie Mae (a)	(1%)	(7%)	26%	11%

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

The table below shows NAR’s estimate of seasonally adjusted annualized existing homesale transactions for the months of June 2010 through January 2011. As noted below, seasonally adjusted annualized existing homesale transactions dropped 26% from June to July, which we believe was based on the pull-forward of activity from the third quarter of 2010 to the second quarter of 2010 as a result of the federal homebuyer tax credit. However, the seasonally adjusted annualized existing homesale transactions increased an average of 5.7% per month from July 2010 (after the expiration of the tax credit) to January 2011.

	Seasonally Adjusted Annualized Unit Homesales	Sequential Month over Month Change
June 2010	5,230,000	(8%)
July 2010	3,860,000	(26%)
August 2010	4,240,000	10%
September 2010	4,410,000	4%
October 2010	4,380,000	(1%)
November 2010	4,640,000	6%
December 2010	5,220,000	13%
January 2011	5,360,000	3%

Homesale Price

Based upon information published by NAR, the national median price of existing homes sold increased from 2001 to 2005 at a compound annual growth rate, or CAGR, of 7.3% compared to a CAGR of 3.0% from 1972 to 2000. According to NAR, the rate of increase slowed significantly in 2006 and declined in 2007, 2008 and 2009. In 2009 the decrease in average homesale price for the Company Owned Real Estate Brokerage

Services segment was impacted by a higher level of REO and short sale activity as well as a meaningful shift in the mix and volume of its overall homesale activity from higher price points to lower price points. In 2010, the percentage increase in the average price of homes brokered by our franchisees and company owned offices significantly outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve as well as a greater impact from increased activity in the mid and higher price point areas and less REO activity in our company owned offices compared to the prior year comparable quarters.

	2010 vs. 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price of Homes
Industry
NAR (a)	(1%)	1%	(1%)	(1%)
Fannie Mae (a)	(1%)	1%	(1%)	(1%)
Realogy
Real Estate Franchise Services	3%	5%	4%	5%
Company Owned Real Estate Brokerage Services	17%	12%	12%	9%

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.

The annual year over year trend in the price of homes is as follows:

	2010 vs. 2009		2009 vs. 2008	2008 vs. 2007
Price of Homes
Industry
NAR	—	% (a)	(13%)	(10%)
Fannie Mae	—	% (a)	(13%)	(10%)
Realogy
Real Estate Franchise Services	4%		(11%)	(7%)
Company Owned Real Estate Brokerage Services	11%		(18%)	(10%)

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.

With respect to homesale prices, NAR’s most recent release is forecasting median homesale prices for 2011 compared to 2010 to remain flat and a 3% increase for 2012 compared to 2011. However, Fannie Mae’s most recent forecast shows a 2% decrease in median homesale price for 2011 compared to 2010 followed by a 1% increase for 2012 compared to 2011.

***

While NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR data is subject to periodic review and revision. NAR has recently issued a press release disclosing that it is engaged in a review of its sampling and methodology processes with respect to existing homesale data to ensure accuracy.

NAR expects to conclude this analysis and publish any revisions in the summer of 2011. Any such changes could result in downward revisions of NAR’s historical survey data but would have no impact on our reported financial results or driver information. While we believe that the industry data presented herein are derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone but provide the data as a benchmark for the industry. We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period may materially differ. Please see “Market and Industry Data and Forecasts” for a further discussion of the industry data and forecasts used in this Annual Report.

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines which began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index improved to 175 for 2010 compared to 169 for 2009 and 138 for 2008. This housing affordability improvement could favorably impact a housing recovery.

Other Factors

During the downturn in the residential real estate market, certain of our franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact reported transaction volumes in the future. Due to the factors noted above, we significantly increased our bad debt and note reserves in prior years and continue to actively monitor the collectability of receivables and notes from our franchisees.

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

Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through 2010, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

The decline in the number of homesale transactions and the decline in homesale prices has and could continue to adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees and company owned brokerages, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, and (iv) reducing the referral fees we earn in our relocation services business. Our results could also be negatively affected by a decline in commission rates charged by brokers.

The following table presents our drivers for the years ended December 31, 2010, 2009 and 2008. See “Results of Operations” below for a discussion as to how the material drivers affected our business for the periods presented.

	Year Ended December 31,			Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change
Real Estate Franchise Services (a)
Closed homesale sides	922,341	983,516	(6%)	983,516	995,622	(1%)
Average homesale price	$198,076	$190,406	4%	$190,406	$214,271	(11%)
Average homesale broker commission rate	2.54%	2.55%	(1 bps )	2.55%	2.52%	3 bps
Net effective royalty rate	5.00%	5.10%	(10bps )	5.10%	5.12%	(2 bps )
Royalty per side	$262	$257	2%	$257	$287	(10%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	255,287	273,817	(7%)	273,817	275,090	—%
Average homesale price	$435,500	$390,688	11%	$390,688	$479,301	(18%)
Average homesale broker commission rate	2.48%	2.51%	(3 bps )	2.51%	2.48%	3 bps
Gross commission income per side	$11,571	$10,519	10%	$10,519	$12,612	(17%)

Relocation Services
Initiations (b)	148,304	114,684	29%	114,684	136,089	(16%)
Referrals (c)	69,605	64,995	7%	64,995	71,743	(9%)

Title and Settlement Services
Purchase title and closing units	94,290	104,689	(10%)	104,689	110,462	(5%)
Refinance title and closing units	62,225	69,927	(11%)	69,927	35,893	95%
Average price per closing unit	$1,386	$1,317	5%	$1,317	$1,500	(12%)

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
(b)	Includes initiations of 26,087 for the year ended December 31, 2010, related to the Primacy acquisition in 2010.
(c)	Includes referrals of 4,997 for the year ended December 31, 2010, related to the Primacy acquisition in 2010.

The following table represents the impact of our revenue drivers on our business operations.

The following table sets forth the impact on segment EBITDA for the year ended December 31, 2010 assuming actual homesale sides and average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%, 3% and 5%.

	Homesale Sides/Average Price (1)	Decline of			Increase of
		5%	3%	1%	1%	3%	5%
	(units and price in thousands)	($in millions)
Homesale sides change impact on:
Real Estate Franchise Services (2)	922 sides	($12)	($7)	($2)	$2	$7	$12
Company Owned Real Estate Brokerage Services (3)	255 sides	($45)	($27)	($9)	$9	$27	$45

Homesale average price change impact on:
Real Estate Franchise Services (2)	$198	($12)	($7)	($2)	$2	$7	$12
Company Owned Real Estate Brokerage Services (3)	$436	($45)	($27)	($9)	$9	$27	$45

(1)	Average price represents the average selling price of closed homesale transactions.
(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.
(3)	Increase/(decrease) represents impact on company owned real estate brokerage operations and related intercompany royalties to our real estate franchise services operations.

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

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Our consolidated results comprised the following:

	Year Ended December 31,
	2010	2009	Change
Net revenues	$4,090	$3,932	$158
Total expenses (1)	4,084	4,266	(182)

Income (loss) before income taxes, equity in earnings and noncontrolling interests	6	(334)	340
Income tax expense (benefit)	133	(50)	183
Equity in earnings of unconsolidated entities	(30)	(24)	(6)

Net loss	(97)	(260)	163
Less: Net income attributable to noncontrolling interests	(2)	(2)	—

Net loss attributable to Realogy	$(99)	$(262)	$163

(1)	Total expenses for the year ended December 31, 2010 include $21 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments. Total expenses for the year ended December 31, 2009 include $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation (“WEX”) partially offset by $21 million of expenses recorded at Corporate) and a gain on the extinguishment of debt of $75 million.

Net revenues increased $158 million (4%) for the year ended December 31, 2010 compared with the year ended December 31, 2009 principally due to an increase in the average price of homes sold and the impact of the Primacy acquisition.

Total expenses decreased $182 million (4%) primarily due to a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments compared to a net benefit of $34 million of former parent legacy items during the same period in 2009 which was primarily comprised of $55 million of tax receivable payments from WEX, as well as a decrease in restructuring expenses of $49 million compared to the same period in 2009. The decrease in expenses was partially offset by an $82 million increase in commission expenses paid to real estate agents due to increased gross commission income, the absence of a $75 million gain on the extinguishment of debt included in expenses in 2009, as well as a $21 million increase in interest expense.

Our income tax expense for the year ended December 31, 2010 was $133 million and was comprised of the following:

•

$109 million of income tax expense was recorded for the reduction of certain deferred tax assets as a result of our former parent company’s IRS examination settlement of Cendant’s taxable years 2003 through 2006;

•	$22 million of income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	$2 million of income tax expense was recognized primarily for foreign and state income taxes for certain jurisdictions.

No Federal income tax benefit was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.

Following is a more detailed discussion of the results of each of our reportable segments for the year ended December 31:

	Revenues (a)			EBITDA (b)(c)			Margin
	2010	2009	% Change	2010	2009	% Change	2010	2009	Change
Real Estate Franchise Services	$560	$538	4%	$352	$323	9%	63%	60%	3
Company Owned Real Estate Brokerage Services	3,016	2,959	2	80	6	1,233	3	—	3
Relocation Services	405	320	27	109	122	(11)	27	38	(11)
Title and Settlement Services	325	328	(1)	25	20	25	8	6	2
Corporate and Other (d)	(216)	(213)	*	269	(6)	*

Total Company	$4,090	$3,932	4%	$835	$465	80%	20%	12%	8

Less: Depreciation and amortization				197	194
Interest expense, net				604	583
Income tax expense (benefit)				133	(50)

Net loss attributable to Realogy				$(99)	$(262)

*	not meaningful
(a)	Revenues include elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $216 million and $213 million during the year ended December 31, 2010 and 2009, respectively.
(b)	EBITDA for the year ended December 31, 2010 includes $21 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments.
(c)	EBITDA for the year ended December 31, 2009 includes $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to WEX partially offset by $21 million of expenses recorded at Corporate).
(d)	EBITDA includes unallocated corporate overhead and a gain on the extinguishment of debt of $75 million for the year ended December 31, 2009

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 8 percentage points for the year ended December 31, 2010 compared to the same period in 2009 primarily due to a $289 million increase in former parent legacy benefits as well as improvements in operating results from our Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments.

On a segment basis, the Real Estate Franchise Services segment margin increased 3 percentage points to 63% from 60% in the prior period. The year ended December 31, 2010 reflected a decline in homesale transactions, primarily in the second half of the year, largely offset by higher average homesale prices. In addition, the segment had lower bad debt and notes reserve expense.

The Company Owned Real Estate Brokerage Services segment margin increased 3 percentage points to 3% from zero in the comparable prior period. The year ended December 31, 2010 reflected an increase in the average homesale price and lower operating expenses primarily as a result of restructuring and cost-saving activities partially offset by a decrease in the number of homesale transactions. Sales volume for the year ended December 31, 2010 benefited from the homebuyer tax credit in the first half of the year as well as a notable increase in activity at the mid and higher end of the housing market throughout the year.

The Relocation Services segment margin decreased 11 percentage points to 27% from 38% in the comparable prior period primarily due to the absence in 2010 of $55 million of tax receivable payments from WEX in 2009, partially offset by reduced employee costs and other cost saving initiatives.

The Title and Settlement Services segment margin increased 2 percentage points to 8% from 6% in the comparable prior period primarily due to cost reductions which more than offset the slight decrease in revenue.

Corporate and Other EBITDA for the year ended December 31, 2010 increased $275 million to $269 million due to a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments compared to a net cost of $21 million of former parent legacy items for the same period in 2009. The increase was also due to the absence in 2010 versus 2009 of a $14 million writedown of a cost method investment. The net increase was partially offset by the absence in 2010 versus 2009 of a $75 million gain on debt extinguishment and $11 million of proceeds from a legal settlement.

Real Estate Franchise Services

Revenues increased $22 million to $560 million and EBITDA increased $29 million to $352 million for the year ended December 31, 2010 compared with the same period in 2009.

Intercompany royalties from our Company Owned Real Estate Brokerage Services segment increased $4 million from $202 million in 2009 to $206 million in 2010. These intercompany royalties are eliminated in consolidation through the Corporate and Other segment and therefore have no impact on consolidated revenues and EBITDA, but do affect segment level revenues and EBITDA. See “Company Owned Real Estate Brokerage Services” for a discussion as to the drivers related to this period over period revenue increase for real estate franchise services.

International revenue increased $4 million during the year ended December 31, 2010, while third-party domestic franchisee royalty revenue decreased $11 million compared to the prior year due to a 6% decrease in the number of homesale transactions partially offset by a 4% increase in the average homesale price. In addition, marketing revenue and related marketing expenses increased $27 million and $22 million, respectively.

The $29 million increase in EBITDA was principally due to the increase in revenues discussed above, a $17 million decrease in bad debt and note reserves expense as a result of improved collection activities compared to the prior period and a $7 million decrease in expenses related to conferences and franchisee events. In 2011, we expect that bad debt expense will revert to a more normalized level and conference expenses will increase as we are holding conferences for all of our brands in 2011 which was not the case in 2010.

Company Owned Real Estate Brokerage Services

Revenues increased $57 million to $3,016 million and EBITDA increased $74 million to $80 million for the year ended December 31, 2010 compared with the same period in 2009.

Excluding REO revenues, revenues increased $87 million primarily due to increased commission income earned on homesale transactions which was driven by an 11% increase in the average price of homes sold, partially offset by a 7% decrease in the number of homesale transactions and a decrease in the average broker commission rate. The increase in the average homesale price and lower average broker commission rate are primarily the result of a shift in homesale activity from lower to higher price points. We believe the 7% decrease in homesale transactions is reflective of industry trends in the markets we serve and the decrease may have been higher if the housing market was not aided by the 2010 homebuyer tax credit program in the first half of 2010, particularly in locations which have lower average homesale prices. Separately, revenues from our REO asset management company decreased by $30 million to $36 million in the year ended December 31, 2010 compared to the same period in 2009 due to generally reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA increased $74 million due to the $57 million increase in revenues discussed above as well as:

•	a decrease in restructuring expense of $35 million for the year ended December 31, 2010 compared to the same period in the prior year;

•	a decrease of $60 million in other operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs;

•	an increase of $6 million in equity earnings related to our investment in PHH Home Loans; and

•	a decrease of $5 million in marketing costs due to cost reduction initiatives;

partially offset by:

•	an increase of $82 million in commission expenses paid to real estate agents as a result of the increase in revenues earned on homesale transactions; and

•	an increase of $4 million in royalties paid to our Real Estate Franchise Services segment as a result of the increase in revenues earned on homesale transactions.

Relocation Services

Revenues increased $85 million to $405 million, including $75 million related to Primacy, and EBITDA decreased $13 million to $109 million, despite an increase of $14 million related to Primacy, for the year ended December 31, 2010 compared with the same period in 2009.

Relocation revenue, excluding the Primacy acquisition, increased $10 million and was primarily driven by a $7 million increase in international revenue due to higher transaction volume. The acquisition of Primacy in January 2010 contributed $75 million of revenue during the year ended December 31, 2010, which primarily consisted of $31 million of referral and domestic relocation service fee revenue, $25 million of government at-risk revenue and $14 million of international revenue.

EBITDA, excluding the Primacy acquisition, decreased $27 million for the year ended December 31, 2010 compared with the same period in 2009 due to the absence in 2010 of $55 million of tax receivable payments from WEX. Absent the impact of the WEX tax receivable payments and the Primacy results, EBITDA increased $28 million primarily as a result of a $12 million decrease in other operating expenses as a result of reduced employee costs and other cost-saving initiatives, a $9 million decrease in restructuring expenses, and a $4 million year over year reduction in legal expenses. EBITDA, excluding the impact of the WEX tax receivable payments, increased $42 million.

Title and Settlement Services

Revenues decreased $3 million to $325 million and EBITDA increased $5 million to $25 million for the year ended December 31, 2010 compared with the same period in 2009.

The decrease in revenues was primarily driven by an $11 million decrease in resale volume and a $7 million decrease in volume from refinancing transactions partially offset by a $13 million increase in underwriter revenue. The refinancing activity was weighted towards the second half of 2010 when mortgage rates fell below 5% for an extended period of time. EBITDA increased $5 million primarily due to $7 million of cost reductions offset by the decrease in revenues discussed above.

2010 and 2009 Restructuring Programs

During the years ended December 31, 2010 and 2009, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The following are total restructuring charges by segment as of December 31:

	2010		2009
	Expense Recognized and Other Additions		Expense Recognized and Other Additions (b)
Real Estate Franchise Services	$—		$3
Company Owned Real Estate Brokerage Services	13		52
Relocation Services	4	(a)	9
Title and Settlement Services	3		3
Corporate and Other	2		7

	$22		$74

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.
(b)	During the year ended December 31, 2009, the Company reversed $4 million in the Consolidated Statement of Operations related to restructuring accruals established in 2006 through 2008.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results comprised the following:

	Year Ended December 31,
	2009	2008	Change
Net revenues	$3,932	$4,725	$(793)
Total expenses (1)	4,266	6,988	(2,722)

Loss before income taxes, equity in earnings and noncontrolling interests	(334)	(2,263)	1,929
Income tax benefit	(50)	(380)	330
Equity in (earnings) losses of unconsolidated entities	(24)	28	(52)

Net loss	(260)	(1,911)	1,651
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)

Net loss attributable to Realogy	$(262)	$(1,912)	$1,650

(1)	Total expenses for the year ended December 31, 2009 include $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to WEX partially offset by $21 million of expenses recorded at Corporate) and a gain on the extinguishment of debt of $75 million. Total expenses for the year ended December 31, 2008 include impairment charges of $1,789 million, $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs.

Net revenues decreased $793 million (17%) for the year ended December 31, 2009 compared with the year ended December 31, 2008 principally due to a decrease in revenues across most of our operating segments, primarily due to decreases in transaction side volume and the average price of homes sold as well as our 2008 exit from the at-risk relocation business.

Total expenses decreased $2,722 million (39%) primarily due to the following:

•	the absence in 2009 of an impairment charge of $1,789 million recorded in 2008 related to the Company’s intangible assets, goodwill and investments in unconsolidated entities;

•	a decrease of $425 million of commission expenses paid to real estate agents due to lower gross commission income and a higher portion of retained commissions;

•	a decrease of $390 million in operating and marketing expenses primarily due to restructuring activities implemented in 2008 and throughout 2009 and the 2008 exit from the at-risk relocation business;

•	a decrease in interest expense of $41 million as a result of decreasing interest rates;

•	an incremental increase of $14 million in former parent legacy benefit items; and

•	a gain on the extinguishment of debt of $75 million;

partially offset by:

•	an incremental increase in restructuring expenses of $12 million.

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

•	no additional U.S. Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations;

•	income tax expense was recognized for foreign and state income taxes for certain jurisdictions; and

•	income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets.

Following is a more detailed discussion of the results of each of our reportable segments for the year ended December 31:

	Revenues (a)			EBITDA (b) (c)			Margin
	2009	2008	% Change	2009	2008	% Change	2009	2008	Change
Real Estate Franchise Services	$538	$642	(16%)	$323	$(597)	154%	60%	(93%)	153
Company Owned Real Estate
Brokerage Services	2,959	3,561	(17)	6	(269)	102	—	(8)	8
Relocation Services	320	451	(29)	122	(257)	147	38	(57)	95
Title and Settlement Services	328	322	2	20	(303)	107	6	(94)	100
Corporate and Other (d)	(213)	(251)	*	(6)	(23)	*

Total Company	$3,932	$4,725	(17%)	$465	$(1,449)	132%	12%	(31%)	43

Less: Depreciation and amortization				194	219
Interest expense, net				583	624
Income tax benefit				(50)	(380)

Net loss attributable to Realogy				$(262)	$(1,912)

*	Not meaningful.
(a)	Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $213 million and $251 million during the year ended December 31, 2009 and 2008, respectively.
(b)	EBITDA for the year ended December 31, 2009 includes $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to WEX partially offset by $21 million of expenses recorded at Corporate).
(c)	EBITDA for the year ended December 31, 2008 includes impairment charges of $1,789 million, $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs.
(d)	EBITDA includes unallocated corporate overhead and a gain on the extinguishment of debt of $75 million for the year ended December 31, 2009.

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

On a segment basis, the Real Estate Franchise Services segment margin increased 153 percentage points to 60% versus a negative 93% in the comparable prior period in 2008. The year ended December 31, 2008 included a $953 million impairment of goodwill and intangible assets. Excluding the impairment charges, Real Estate Franchise Services segment margin would have been 55% in 2008. The year ended December 31, 2009 also reflected lower operating expense as a result of cost-savings initiatives as well as an increase in the average homesale broker commission rate partially offset by decreases in the average homesale price and the number of homesale transactions.

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

The Relocation Services segment margin increased 95 percentage points to 38% from a negative 57% in the comparable prior period. The segment margin was positively impacted by the receipt of $55 million in payments from WEX in settlement of remaining contingent tax obligations with the Company and lower operating expenses primarily as a result of restructuring and cost-saving activities partially offset by lower at risk homesale revenue due to the elimination of the government portion of our at-risk business. The year ended December 31, 2008 included a $335 million impairment of intangible assets and goodwill. Excluding the impairment charges, Relocation Services segment margin would have been 17% in 2008.

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

•

$6 million of recurring tax receivable payments from WEX as well as a net $49 million tax receivable prepayment from WEX. The $49 million payment represented the payment in full of the remaining contingent obligations to Realogy;

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

2009 and 2008 Restructuring Programs

During the years ended December 31, 2009 and 2008, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. The following are total restructuring charges by segment as of December 31:

	2009	2008
	Expense Recognized (a)	Expense Recognized
Real Estate Franchise Services	$3	$3
Company Owned Real Estate Brokerage Services	52	45
Relocation Services	9	3
Title and Settlement Services	3	5
Corporate and Other	7	2

	$74	$58

(a)	During the year ended December 31, 2009, the Company reversed $4 million in the Consolidated Statement of Operations related to restructuring accruals established in 2006 through 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	December 31, 2010	December 31, 2009	Change
Total assets	$8,029	$8,041	$(12)
Total liabilities	9,101	9,022	79
Total equity (deficit)	(1,072)	(981)	(91)

For the year ended December 31, 2010, total assets decreased $12 million primarily as a result of $67 million of amortization related to franchise agreements, $25 million of depreciation related to property and equipment and a $9 million decrease in deferred income taxes. The decrease was partially offset by the impact of the Primacy acquisition in January 2010 which increased relocation properties held for sale by $21 million, goodwill by $16 million and intangible assets, net of amortization, by $56 million. In addition, relocation receivables increased $52 million and trade receivables increased $12 million for the year ended December 31, 2010.

Total liabilities increased $79 million principally due to an increase in indebtedness as a result of the Company entering into $163 million of revolving letter of credit backed credit facilities, a $123 million increase in deferred income taxes, an increase of $107 million in accounts payable and an increase of $23 million in accrued expenses and other current liabilities, partially offset by a $401 million decrease in amounts due to former parent as a result of tax and other liability adjustments.

Total equity (deficit) decreased $91 million compared to the prior year primarily due to a net loss attributable to Realogy of $99 million for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position may be negatively affected by (i) unfavorable conditions in the real estate or relocation market, including adverse changes in interest rates, (ii) access to our relocation securitization programs and (iii) access to the capital markets.

While the housing market in 2010 showed signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	lower unit sales, following the expiration of the federal homebuyer tax credit and limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth;

•	a lack of stability or improvement in home ownership levels in the U.S or less favorable consumer views of home ownership; and

•	legislative or regulatory reform, including but not limited to reform that materially adversely impacts the financing of the U.S. housing market.

Consequently, we cannot predict when the residential real estate industry will return to a period of stabilization and sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

At December 31, 2010, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures.

***

Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions and to maintain compliance with the financial covenant in our credit facilities will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Under our senior secured credit facility, our senior secured leverage ratio may not exceed 4.75 to 1.0 for the fiscal quarter ending March 31, 2011 and for each fiscal quarter thereafter.

Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. We cannot assure that financing will be available to us on acceptable terms or at all.

Cash Flows

Year ended December 31, 2010 vs. year ended December 31, 2009

At December 31, 2010, we had $192 million of cash and cash equivalents, a decrease of $63 million compared to the balance of $255 million at December 31, 2009. The following table summarizes our cash flows for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009	Change
Cash provided by (used in):
Operating activities	$(118)	$341	$(459)
Investing activities	(70)	(47)	(23)
Financing activities	124	(479)	603
Effects of change in exchange rates on cash and cash equivalents	1	3	(2)

Net change in cash and cash equivalents	$(63)	$(182)	$119

For the year ended December 31, 2010 we used $459 million of additional cash in operations compared to the same period in 2009. For the year ended December 31, 2010, $118 million of cash was used in operating activities due to uses of cash related to trade receivables and relocation receivables of $9 million and $27 million, respectively, as well as by negative cash flows from operating results after $550 million of cash interest payments, partially offset by sources of cash related to accounts payable and relocation properties held for sale of $30 million and $43 million, respectively. For the year ended December 31, 2009, $341 million of cash was provided by operating activities and was comprised of sources of cash related to relocation receivables and relocation properties held for sale of $442 million and $22 million, respectively, and trade receivables and accounts payable of $40 million and $26 million, respectively, partially offset by a $48 million use of cash related to due from former parent and negative cash flows from operating results after $487 million of cash interest payments.

For the year ended December 31, 2010 we used $23 million more cash for investing activities compared to the same period in 2009. For the year ended December 31, 2010, $70 million of cash was used in investing activities and was primarily due to $49 million of property and equipment additions, $17 million related to acquisition related payments and the purchase of certificates of deposit for $9 million, partially offset by proceeds from the sale of assets of $5 million. For the year ended December 31, 2009, $47 million of cash was used in investing activities and was primarily comprised of $40 million of property and equipment additions and $5 million related to acquisition related payments.

For the year ended December 31, 2010 we provided $603 million more cash from financing activities compared to the same period in 2009. For the year ended December 31, 2010, $124 million of cash was provided by financing activities and was comprised of $142 million of proceeds from drawings on our unsecured revolving credit facilities and additional securitization obligations of $27 million, partially offset by $32 million of term loan facility repayments. For the year ended December 31, 2009, $479 million of cash was used in financing activities and was comprised of $410 million of securitization obligation repayments, a decrease in incremental revolver borrowings of $515 million and $32 million of term loan facility repayments, partially offset by proceeds of $500 million related to the issuance of the Second Lien Loans.

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

For the year ended December 31, 2009 we provided $232 million of additional cash from operations compared to the same period in 2008. For the year ended December 31, 2009, $341 million of cash was provided by operating activities and was comprised of sources of cash related to relocation receivables and relocation properties held for sale of $442 million and $22 million, respectively, and trade receivables and accounts payable of $40 million and $26 million, respectively, partially offset by a $48 million use of cash related to due from former parent and negative cash flows from operating results after $487 million of cash interest payments. For the year ended December 31, 2008, $109 million of cash was provided by operating activities and was comprised of sources of cash related to relocation receivables and relocation properties held for sale of $190 million and $161 million, respectively, and other assets of $45 million, partially offset by a $57 million use of cash related to accounts payable and negative cash flows from operating results after $635 million of cash interest payments.

For the year ended December 31, 2009 we used $24 million more cash for investing activities compared to the same period in 2008. For the year ended December 31, 2009, $47 million of cash was used in investing activities and was primarily comprised of $40 million of property and equipment additions and $5 million related to acquisition related payments. For the year ended December 31, 2008, $23 million of cash was used in investing activities and was primarily comprised of $52 million of property and equipment additions and $12 million related to acquisition related payments. The increases were partially offset by $12 million of proceeds from the corporate aircraft sale leaseback and termination, $12 million in proceeds from the sale of a joint venture, an increase in restricted cash of $10 million and $7 million in proceeds from the sale of property and equipment.

For the year ended December 31, 2009 we used $678 million more cash in financing activities compared to the same period in 2008. For the year ended December 31, 2009, $479 million of cash was used in financing activities and was comprised of $410 million of securitization obligation repayments, a decrease in incremental revolver borrowings of $515 million and $32 million of term loan facility repayments, partially offset by proceeds of $500 million related to the issuance of the Second Lien Loans. For the year ended December 31, 2008, $199 million of cash was provided by financing activities and was comprised of an increase in incremental revolver borrowings of $515 million, partially offset by securitization obligation repayments of $258 million and $32 million of term loan facility repayments.

Financial Obligations

Senior Secured Credit Facility

In connection with the closing of the Merger Transactions on April 10, 2007, the Company entered into a senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility, which was utilized in connection with the incurrence of Second Lien Loans described below.

Effective February 3, 2011, the Company entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following:

•

certain lenders extended the maturity of certain first lien term loans, revolving commitments and synthetic letter of credit commitments to October 10, 2016, April 10, 2016, and October 10, 2016, respectively, which extensions resulted in approximately $2,424 million aggregate principal amount of extended term loans, approximately $461 million aggregate principal amount of commitments in respect of extended revolving loans and approximately $171 million aggregate principal amount of extended synthetic letter of credit commitments;

•

certain lenders simultaneously converted approximately $98 million aggregate principal amount of commitments in respect of extended revolving loans to extended term loans, thereby reducing the commitments under our revolving credit facility to $652 million;

•

the net proceeds of the $700 million aggregate principal amount of First and a Half Lien Notes together with cash on hand were used to prepay $700 million of the outstanding extended term loans, thereby reducing the aggregate principal amount of extended term loans to $1,822 million;

•	the interest rate with respect to the extended term loans was increased by 1.25% from the rate applicable to the non-extended term loans;

•	the interest rate with respect to the extended revolving loans was increased by 1.0% from the rate applicable to the non-extended revolving loans; and

•	the fee with respect to the synthetic letter of credit facility was increased by 1.25% from the fee applicable to the non-extending synthetic letter of credit facility.

The Senior Secured Credit Facility Amendment also provides for the following:

•

allows for one or more future issuances of additional senior secured notes or unsecured notes or loans to prepay the Company’s first lien term loans, to be secured on either a pari passu basis with, or junior to, its first lien obligations under the senior secured credit facility;

•

allows for one or more future issuances of additional senior secured or unsecured notes or loans to prepay the Company’s second lien loans, to be secured on a pari passu basis with, or junior to, its second lien loans under the senior secured credit facility;

•	allows for the incurrence of additional incremental term loans that are secured on a junior basis to the second lien loans in an aggregate amount not to exceed $350 million; and

•

provides that debt financing secured by a lien that is junior in priority to the first lien obligations under the senior secured credit facility (including, but not limited to, the First and a Half Lien Notes) will not, subject to certain exceptions, constitute senior secured debt for purposes of calculating the senior secured leverage ratio under the senior secured credit facility.

The extended term loans do not require any scheduled amortization of principal. The non-extended term loan facility will continue to provide for quarterly amortization payments totaling 1% per annum of the principal amount of the non-extended first lien term loans.

Interest rates with respect to term loans under the senior secured credit facility are based on, at the Company’s option, (a) adjusted LIBOR plus 3.0%, or with respect to the extended term loans, 4.25% or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0% (or with respect to the extended term loans 3.25%). With respect to the portion of term loans that were not extended on February 3, 2011, the term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due upon the final maturity date. There is no amortization on the extended term loans.

The Company’s senior secured credit facility provides for a six-year, $652 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

The Company’s senior secured credit facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is for: (1) the support of the Company’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, the Company voluntarily reduced the capacity of the facility to $257 million during the third quarter of 2010. At December 31, 2010, the $257 million of capacity is being utilized by a $123 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes. On January 5, 2011, we further reduced the capacity of the synthetic letter of credit facility to $223 million to remove the excess capacity above the outstanding letters of credit.

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

In late 2009, the Company incurred $650 million of second lien term loans under the incremental loan feature of the senior secured credit facility (the “Second Lien Loans”). The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

First and a Half Lien Notes

On February 3, 2011, we issued $700 million aggregate principal amount of First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act. The First and a Half Lien Notes are secured by substantially the same collateral as the Company’s existing secured obligations under its senior secured credit facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its senior secured credit facility and (ii) senior to the collateral liens securing the Company’s second lien obligations under its senior secured credit facility.

As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to prepay $700 million of certain of its first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.

Other Bank Indebtedness

During the first six months of 2010, the Company entered into five separate revolving credit facilities to borrow up to $155 million. These facilities bear interest at a weighted average rate of LIBOR plus 1.6%, or 3% as of December 31, 2010. The facilities are subject to a minimum interest rate of LIBOR plus 1.4% and interest payments are payable either monthly or quarterly. In August 2010, the Company entered into an additional revolving credit facility to borrow up to £5 million with an interest rate at the lender’s base rate plus 2.0%, or 2.5% as of December 31, 2010. These facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of December 31, 2010, the Company has borrowed $163 million which is the total capacity of these facilities, $40 million of which was used to finance the Primacy acquisition in January 2010. On February 4, 2011, the Company repaid $55 million of outstanding borrowings under its revolving credit facilities.

Unsecured Notes

On April 10, 2007, the Company issued $1,700 million aggregate principal amount of 10.50% Senior Notes, $550 million aggregate principal amount of Senior Toggle Notes and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes. The Company refers to these notes collectively using the term “Existing Notes.”

On January 5, 2011, the Company completed private exchange offers relating to its Existing Notes. Approximately $2,110 million aggregate principal amount of the Existing Notes were tendered for Convertible Notes, which are convertible at the holder’s option into Class A Common Stock of Holdings, and approximately $632 million aggregate principal amount of the Existing Notes were tendered for the Extended Maturity Notes.

On January 5, 2011, we issued:

•

$492 million aggregate principal amount of 11.50% Senior Notes and $1,144 million aggregate principal amount of 11.00% Series A Convertible Notes in exchange for $1,636 million aggregate principal amount of outstanding 10.50% Senior Notes;

•

$130 million aggregate principal amount of 12.00% Senior Notes and $291 million aggregate principal amount of 11.00% Series B Convertible Notes in exchange for $421 million aggregate principal amount of outstanding Senior Toggle Notes; and

•

$10 million aggregate principal amount of 13.375% Senior Subordinated Notes and $675 million aggregate principal amount of 11.00% Series C Convertible Notes in exchange for $685 million aggregate principal amount of outstanding 12.375% Senior Subordinated Notes.

As a result of the Debt Exchange Offering, we extended the maturity of approximately $2,742 million aggregate principal amount of our existing Unsecured Notes to 2017 and 2018, leaving approximately $303 million aggregate principal amount of Existing Notes that mature in 2014 and 2015. In addition, pursuant to the terms of the indenture governing the terms of the Convertible Notes, the Convertible Notes are redeemable at our option at a price equal to 90% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption upon a Qualified Public Offering as such term is defined in the indenture.

The Company and Holdings have agreed to: (1) file a registration statement with the Securities and Exchange Commission (“SEC”), with respect to a registered offer to exchange each series of the Extended Maturity Notes for new registered notes having terms substantially identical in all material respects to the Extended Maturity Notes of the applicable series (except that the new registered notes will not contain terms with respect to additional interest or transfer restrictions) or (2) file a shelf registration statement with respect to resales of the Extended Maturity Notes.

The 10.50% Senior Notes mature on April 15, 2014 and bear interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year. The 11.50% Senior Notes mature on April 15, 2017 and bear interest at a rate per annum of 11.50% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011 and as a result of the reduction in the amount of Senior Toggle Notes outstanding following the Debt Exchange Offering, the Company would be required to repay approximately $14 million in April 2012 in accordance with the indentures governing the Senior Toggle Notes.

The 12.00% Senior Notes mature on April 15, 2017 and bear interest at a rate per annum of 12.00% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

The 12.375% Senior Subordinated Notes mature on April 15, 2015 and bear interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. The 13.375% Senior Subordinated Notes mature on April 15, 2018 and bear interest at a rate per annum of 13.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

The 10.50% Senior Notes, the 11.50% Senior Notes, the Senior Toggle Notes and the 12.00% Senior Notes (collectively, the “Senior Notes”) are guaranteed on an unsecured senior basis, and the 12.375% Senior Subordinated Notes and the 13.375% Senior Subordinated Notes (collectively, the “Senior Subordinated Notes”) are guaranteed on an unsecured senior subordinated basis, in each case, by each of the Company’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Senior Notes are guaranteed by Holdings on an unsecured senior subordinated basis and the Senior Subordinated Notes are guaranteed by Holdings on an unsecured junior subordinated basis.

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

Convertible Notes

The 11.00% Series A Convertible Notes, 11.00% Series B Convertible Notes and 11.00% Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year. The Convertible Notes are convertible into Class A Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 975.6098 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and the Series C Convertible Notes are initially convertible into 926.7841 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share, in each case subject to adjustment if specified distributions to holders of the Class A Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes.

Following a Qualified Public Offering, the Company may, at its option, redeem the Convertible Notes, in whole or in part, at a redemption price, payable in cash, equal to 90% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

The Company and Holdings have also agreed to file a shelf registration statement with respect to resales of the outstanding Convertible Notes and the Class A Common Stock issuable upon conversion of the Convertible Notes.

Securitization Obligations

The Company has secured obligations through Apple Ridge Funding LLC and Cartus Financing Limited. These entities are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations are collateralized by $393 million and $364 million of underlying relocation receivables and other related relocation assets at December 31, 2010 and 2009, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $7 million for the year ended December 31, 2010, $12 million for the year ended December 31, 2009 and $46 million for the year ended December 31, 2008. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4%, 2.3% and 4.9% for the year ended December 31, 2010, 2009 and 2008, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term expiring in April 2012. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset-backed commercial paper program is guaranteed by the sponsoring financial institutions. This program is subject to termination at the end of the five-year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under our senior secured credit facility, the Unsecured Notes and other material indebtedness. Given the current economic conditions, there is an associated risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750 thousand in any one month or $1.5 million in any trailing 12-month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program.

Cartus Financing Limited

On August 19, 2010, the Company through a special purpose entity, Cartus Financing Limited, entered into new agreements that provide for a £35 million revolving loan facility and a £5 million working capital facility. These facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in the Company’s senior secured credit facility, the indentures governing the Unsecured Notes and the indentures governing the New Notes. The £35 million facility has a term of five years and the £5 million working capital facility has a term of one year.

U.K. Relocation Receivables Funding Limited

On August 23, 2010, the Company terminated the U.K. Relocation Receivables Funding Limited securitization program in its entirety. Historically, the U.K. Relocation Receivables Funding Limited securitization program was utilized to finance relocation receivables and related assets with certain U.K. government and corporate clients.

Debt Table

As of December 31, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$—	$571
Term loan facility (2)	October 2013	3,059	3,059	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness (3)	Various	163	163	—
Senior Notes (4)	April 2014	1,700	1,688	—
Senior Toggle Notes (5)	April 2014	470	468	—
Senior Subordinated Notes (6)	April 2015	875	864	—
Securitization obligations: (7)
Apple Ridge Funding LLC	April 2012	500	296	204
Cartus Financing Limited (8)	Various	62	35	27

		$8,229	$7,223	$802

(1)	The available capacity under this facility was reduced by $179 million of outstanding letters of credit at December 31, 2010.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.29% at December 31, 2010.
(3)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $5 million is due in April 2011, $50 million is due in June 2011, $50 million is due in November 2011, $50 million is due in January 2013 and $8 million due in May 2015. In February 2011, the Company repaid $55 million of outstanding borrowings under these revolving credit facilities that were due in April and June 2011.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $12 million.
(5)	Consists of $470 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $2 million.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $11 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011.

Pro Forma Debt Table

The debt table below gives effect to the Refinancing Transactions as if they occurred on December 31, 2010.

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility (1)	April 2013	$289	$—	$210
Extended revolving credit facility (1)	April 2016	$363	$—	$263
Non-extended term loan facility	October 2013	635	635	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness (2)	Various	163	163	—
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes	April 2014	49	49	—
12.375% Senior Subordinated Notes (3)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes (4)	April 2017	492	488	—
12.00% Senior Notes (5)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations: (6)
Apple Ridge Funding LLC	April 2012	500	296	204
Cartus Financing Limited (7)	Various	62	35	27

		$8,229	$7,338	$704

(1)	As of December 31, 2010, there were no outstanding borrowings under the revolving credit facility. The available capacity under this facility was reduced by $79 million and $100 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively, at December 31, 2010. On March 1, 2011, the Company had $60 million outstanding on the revolving credit facility.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $5 million is due in April 2011, $50 million is due in June 2011, $50 million due November 2011, $50 million is due in January 2013 and $8 million due in May 2015. In February 2011, the Company repaid $55 million of outstanding borrowings under these revolving credit facilities that were due in April and June 2011.
(3)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(4)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $4 million.
(5)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011.

Covenants under our Senior Secured Credit Facility and certain Indentures

Our senior secured credit facility and the indentures governing the First and a Half Lien Notes, the Extended Maturity Notes and the 12.375% Senior Subordinated Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and the First and a Half Lien Notes and debt that is junior in right of payment to the Unsecured Notes and the First and a Half Lien Notes.

In connection with our Debt Exchange Offering, we received consents from the holders of the 10.50% Senior Notes and Senior Toggle Notes to amend the respective indentures governing the terms of such Existing Notes to remove substantially all of the restrictive covenants and certain other provisions previously contained in such indentures.

As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve-month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1.0 at December 31, 2010. The ratio steps down to 4.75 to 1.0 on March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this Annual Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio maintenance covenant.

Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. While the housing market in 2010 showed signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.

The Company has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.

If an event of default occurs under our senior secured credit facility and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under our senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the First and a Half Lien Notes or the Unsecured Notes;

any of which could result in an event of default under the First and a Half Lien Notes or the Unsecured Notes or our Apple Ridge Funding LLC securitization program.

If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility were to accelerate the repayment of borrowings thereunder, then we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness, including the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

EBITDA and Adjusted EBITDA

EBITDA is defined by the Company as net income (loss) before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. We present EBITDA because we believe EBITDA is a useful supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. The EBITDA measure is used by our management, including our chief operating decision maker, to perform such evaluation. Adjusted EBITDA is used in measuring compliance with debt covenants relating to certain of our borrowing arrangements. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.

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

Adjusted EBITDA as used in this Annual Report corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio

Like EBITDA, Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. In addition to the limitations described above with respect to EBITDA, Adjusted EBITDA includes pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma full year effect of acquisitions and new franchisees. These adjustments may not reflect the actual cost-savings or pro forma effect recognized in future periods.

EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the method of calculation.

A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the year ended December 31, 2010 is set forth in the following table:

	For the Year Ended December 31, 2010
Net loss attributable to Realogy	$(99)
Income tax expense (benefit)	133

Income before income taxes	34
Interest expense (income), net	604
Depreciation and amortization	197

EBITDA	835
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy costs (benefit), net (a)	(301)
Pro forma cost savings for 2010 restructuring initiatives (b)	20
Pro forma effect of business optimization initiatives (c)	49
Non-cash charges (d)	(4)
Non-recurring fair value adjustments for purchase accounting (e)	4
Pro forma effect of acquisitions and new franchisees (f)	13
Apollo management fees (g)	15
Incremental securitization interest costs (h)	2

Adjusted EBITDA	$633

Total senior secured net debt (i)	$2,905
Senior secured leverage ratio	4.59	x
Pro forma total senior secured net debt (j)	$2,219
Pro forma senior secured leverage ratio	3.51	x

(a)	Consists of $21 million of restructuring costs and $1 million of merger costs offset by a benefit of $323 million of former parent legacy items.
(b)

Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during 2010. From this restructuring, we expect to reduce our operating costs by approximately $34 million on a twelve-month run-rate basis and estimate that $14 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from January 1, 2010 through the time they were put in place, had those actions been effected on January 1, 2010.

(c)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $12 million related to our Relocation Services new business start-ups, integration costs and acquisition related non-cash adjustments, $6 million related to vendor renegotiations, $23 million for employee retention accruals and $8 million of other initiatives. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.
(d)	Represents the elimination of non-cash expenses, including $6 million of stock-based compensation expense, less $8 million for the change in the allowance for doubtful accounts and notes reserves from January 1, 2010 through December 31, 2010 and $2 million of other non-cash items.
(e)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent for the twelve months ended December 31, 2010.
(f)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on January 1, 2010. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2010.
(g)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended December 31, 2010.
(h)	Reflects the incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2010.
(i)	Represents total borrowings under the senior secured credit facility, including the revolving credit facility, of $3,059 million plus $12 million of capital lease obligations less $166 million of readily available cash as of December 31, 2010.
(j)	Reflects the prepayment of $700 million of outstanding extended term loans from proceeds from the First and a Half Lien Notes less $14 million of estimated expenses related to the issuance of the First and a Half Lien Notes.

Liquidity Risk

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

On the last day of each fiscal quarter, the financial covenant in our senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 5.0 to 1 at December 31, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter.

For the fiscal year ended December 31, 2010, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.59 to 1.0. After giving effect to the Refinancing Transactions, our senior secured leverage ratio would have been 3.51 to 1.0 at December 31, 2010. Notwithstanding the reduction in our senior secured net debt for purposes of calculating the senior secured leverage ratio, a delayed or weak housing recovery may materially adversely affect our ability to maintain compliance with our senior secured leverage ratio given our highly leveraged capital structure.

Former Parent Contingent Liabilities

In accordance with the Separation and Distribution Agreement, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify

Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%.

At December 31, 2010, the remaining due to former parent balance of $104 million is comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

Adverse outcomes from the unresolved due to former parent liabilities for which Realogy has assumed partial liability could be material with respect to our earnings or cash flows in any given reporting period.

Interest Rate Risk

Certain of our borrowings, primarily borrowings under our senior secured credit facility, borrowings under our other bank indebtedness and borrowings under our securitization arrangements, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
Term loan facility (a)	$32	$31	$2,996	$—	$—	$—	$3,059
Second Lien Loans (b)	—	—	—	—	—	650	650
Other bank indebtedness (c)	105	—	50	—	8	—	163
10.50% Senior Notes (d)	—	—	—	1,700	—	—	1,700
11.00%/11.75% Senior Toggle Notes (d) (e)	—	—	—	470	—	—	470
12.375% Senior Subordinated Notes (d)	—	—	—	—	875	—	875
Securitized obligations (f)	331	—	—	—	—	—	331
Operating leases (g)	143	101	64	37	25	24	394
Capital leases	6	5	2	1	—	—	14
Purchase commitments (h)	43	22	14	8	8	256	351

Total (i) (j)	$660	$159	$3,126	$2,216	$916	$930	$8,007

(a)	The Company’s term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date of October 2013. The Company has entered into derivative instruments to fix the interest rate for $425 million of the variable rate debt, which will result in interest payments of $27 million annually. The interest rate for the remaining portion of the variable rate debt of $2,634 million will be determined by the interest rates in effect during each period.
(b)	The Company’s $650 million of Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually. The annual interest expense is approximately $88 million. The Second Lien Loans mature on October 15, 2017 and there is no scheduled amortization.
(c)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $5 million is due in April 2011, $50 million is due in June 2011, $50 million due November 2011, $50 million is due in January 2013 and $8 million is due in May 2015. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period. The obligations are classified as current due to the revolving nature of the facilities. In February 2011, the Company repaid $55 million of outstanding borrowings under these revolving credit facilities that were due in April and June 2011.
(d)	The Company utilized the PIK Interest option to satisfy interest payment obligations for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes by $51 million in 2010. The PIK Interest election is the default election for the Senior Toggle Notes for future interest periods through October 15, 2011. Interest on the Senior Toggle Notes will compound semi-annually at 11.75% which will increase the principal amount accordingly. Starting April 2012, the annual interest payment on the Senior Toggle Notes will be approximately $58 million. The annual interest expense on the 10.50% Fixed Rate Senior Notes and 12.375% Senior Subordinated Notes is approximately $287 million.
(e)	The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as AHYDO within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012.
(f)	Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will be determined by the interest rates in effect during each period. These agreements expire in 2012 and 2015, however, the obligations are classified as current due to the current classification of the underlying assets that collateralize the obligations.
(g)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(h)

Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s beginning in 2009 and will continue through 2054. The Company expects the annual minimum licensing fee to be approximately $2 million. The purchase commitments also include the minimum licensing fee to be paid to Meredith which began in 2009 and continue through 2057. The annual minimum fee began at $0.5 million in 2009 and increases to $4 million by 2014 and generally remains the same thereafter.
(i)	On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit backstops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group Inc. was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. In late 2010, the Company further reduced the letter of credit from $446 million to $123 million due to the IRS tax settlement and other liability adjustments. This letter of credit is not included in the contractual obligations table above.
(j)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of Adjusted EBITDA and does not include other non-current liabilities such as pension liabilities of $49 million and unrecognized tax benefits of $34 million as the Company is not able to estimate the year in which these liabilities will be paid.

Pro Forma Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2010, after giving effect to the Refinancing Transactions:

	2011	2012	2013	2014	2015	Thereafter	Total
Non-extended term loan facility (a)	$6	$6	$623	$—	$—	$—	$635
Extended term loan facility (b)	—	—	—	—	—	1,822	1,822
First and a Half Lien Notes (c)	—	—	—	—	—	700	700
Second Lien Loans (d)	—	—	—	—	—	650	650
Other bank indebtedness (e)	105	—	50	—	8	—	163
10.50% Senior Notes (f) (h)	—	—	—	64	—	—	64
11.50% Senior Notes (h)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes (f) (g) (h)	—	—	—	49	—	—	49
12.00% Senior Notes (h)	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes (f) (h)	—	—	—	—	190	—	190
13.375% Senior Subordinated Notes (h)	—	—	—	—	—	10	10
11.00% Convertible Notes (h)	—	—	—	—	—	2,110	2,110
Securitized obligations (i)	331	—	—	—	—	—	331
Operating leases (j)	143	101	64	37	25	24	394
Capital leases	6	5	2	1	—	—	14
Purchase commitments (k)	43	22	14	8	8	256	351

Total (l) (m)	$634	$134	$753	$159	$231	$6,194	$8,105

(a)	The Company’s non-extended term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date of October 2013. The Company has entered into derivative instruments to fix the interest rate for $425 million of the variable rate debt, which will result in interest payments of $27 million annually. The interest rate for the remaining portion of the variable rate debt of $210 million will be determined by the interest rates in effect during each period.
(b)	The Company’s extended term loan facility matures in October 2016. The interest rate for the variable rate debt of $1,822 million will be determined by the interest rates in effect during each period. There is no scheduled amortization of principal.

(c)	The Company’s First and a Half Lien Notes bear interest at a rate of 7.875% per year and interest payments are due semi-annually in February and August. The first interest payment will be made in August 2011 and the annual interest expense is approximately $55 million. The First and a Half Lien Notes mature on February 15, 2019 and there is no scheduled amortization.
(d)	The Company’s $650 million of Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually. The annual interest expense is approximately $88 million. The Second Lien Loans mature on October 15, 2017 and there is no scheduled amortization.
(e)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $5 million is due in April 2011, $50 million is due in June 2011, $50 million is due in November 2011, $50 million is due in January 2013 and $8 million is due in May 2015. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period. The obligations are classified as current due to the revolving nature of the facilities. In February 2011, the Company repaid $55 million of outstanding borrowings under these revolving credit facilities that were due in April and June 2011.
(f)	The Company utilized the PIK Interest option to satisfy interest payment obligations for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes by $51 million in 2010. The PIK Interest election is the default election for the Senior Toggle Notes for future interest periods through October 15, 2011. Interest on the Senior Toggle Notes will compound semi-annually at 11.75% which will increase the principal amount accordingly. After the Debt Exchange Offering as described in (h) below, the annual interest payment on the Senior Toggle Notes will be approximately $6 million starting April 2012. The annual interest expense on the 10.50% Senior Notes and 12.375% Senior Subordinated Notes will be approximately $30 million.
(g)	The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as AHYDO within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012. Assuming that the Company continues to utilize the PIK Interest option election through October 2011 for the remaining Senior Toggle Notes, after the Debt Exchange Offering, the Company would be required to repay approximately $14 million in April 2012. This payment is not reflected in the table above.
(h)	In January 2011, the Company completed the Debt Exchange Offering. The results of the Debt Exchange Offering are as follows:

•

$1,636 million of the 10.50% Senior Notes were exchanged for $492 million of the 11.50% Senior Notes which matures in April 2017 and $1,144 million of the Series A Convertible Notes which matures in April 2018.

•

$421 million of the Senior Toggle Notes were exchanged for $130 million of the 12.00% Senior Notes which matures in April 2017 and $291 million of the Series B Convertible Notes which matures in April 2018.

•

$685 million of the 12.375% Senior Subordinated Notes were exchanged for $10 million of the 13.375% Senior Subordinated Notes and $675 million of the Series C Convertible Notes, both of which mature in April 2018.

After the completion of the Debt Exchange Offering, the Company has $303 million of 10.50% Senior Notes, Senior Toggle Notes and 12.375% Senior Subordinated Notes which remain outstanding. The annual interest expense for the three tranches of the Extended Maturity Notes is approximately $73 million, and the annual interest expense for the Convertible Notes is approximately $232 million, with the first interest payment to be paid on April 15, 2011. The annual interest payment on the Senior Toggle Notes will be approximately $6 million starting April 2012. The annual interest expense on the 10.50% Senior Notes and 12.375% Senior Subordinated Notes will be approximately $30 million.

(i)

Excludes future cash payments related to interest expense as the underlying debt instruments are variable rate and the interest payments will be determined by the interest rates in effect during each period. These agreements expire in 2012 and 2015, however, the obligations are classified as current due to the current classification of the underlying assets that collateralize the obligations.
(j)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(k)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s beginning in 2009 and will continue through 2054. The Company expects the annual minimum licensing fee to be approximately $2 million. The purchase commitments also include the minimum licensing fee to be paid to Meredith which began in 2009 and continue through 2057. The annual minimum fee began at $0.5 million in 2009 and increases to $4 million by 2014 and generally remains the same thereafter.
(l)	On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit. The standby irrevocable letter of credit backstops the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities under the Separation and Distribution Agreement. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group Inc. was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. In late 2010, the Company further reduced the letter of credit from $446 million to $123 million due to the IRS tax settlement and other liability adjustments. This letter of credit is not included in the contractual obligations table above.
(m)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of Adjusted EBITDA and does not include other non-current liabilities such as pension liabilities of $49 million and unrecognized tax benefits of $34 million as the Company is not able to estimate the year in which these liabilities will be paid.

Potential Debt Purchases or Sales

Our affiliates have purchased a portion of our indebtedness and we or our affiliates from time to time may sell such indebtedness or purchase additional portions of our indebtedness. Any such future purchases or sales may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine. Affiliates who own portions of our indebtedness earn interest on a consistent basis with third party owners.

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

Allowance for doubtful accounts

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which payment has become unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $67 million and $66 million at December 31, 2010 and 2009, respectively.

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

The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $2,611 million and $1,887 million, respectively, at December 31, 2010. It is difficult to quantify the impact of an adverse change in financial results and related cash flows, as certain changes may be isolated to one of our four reporting units or spread across our entire organization. Based upon the impairment analysis performed in the fourth quarter of 2010, there was no impairment for 2010. Management did evaluate the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

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

In December 2010, the FASB issued guidance to clarify when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. In certain situation, a reporting unit may have a negative carrying amount, particularly for companies that only have a single reporting unit and have significant debt. In that case, since the first step is passed, the negative carrying amount may shield a potential impairment. The guidance requires that reporting units with a zero or negative carrying value should proceed to step two of the impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. This guidance is effective for all interim and annual reporting periods beginning after December 15, 2010. The Company intends to adopt the guidance beginning January 1, 2011 and does not believe that the adoption will have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued guidance to clarify the disclosure of supplementary pro forma information for business combinations. Current guidance on “Business Combinations” requires disclosure of revenue and earnings of the combined entity as if the acquisition had occurred as of the beginning of both the current period and the comparable prior year reporting period. However, presenting pro forma results as if the acquisition occurred at the beginning of each annual period inappropriately results in certain adjustments, like amortization expense of intangible assets with useful lives of less than two years, being included in the pro forma results of both reporting periods. The new guidance therefore requires the pro forma information to be prepared as if the acquisition occurred as of the beginning of the comparable prior period and is applied prospectively for acquisitions consummated after the beginning of the fiscal year beginning on or after December 15, 2010. The Company intends to adopt the guidance beginning January 1, 2011 and does not believe that the adoption will have a significant impact on its consolidated financial statements.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk.

Our principal market exposure is interest rate risk. At December 31, 2010, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

Our total market risk is influenced by various factors, including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While these are probably the most meaningful analyses, they are constrained by several factors, including the necessity to be conducted based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

At December 31, 2010, we had total long-term debt of $6,892 million, excluding $331 million of securitization obligations. Of the $6,892 million of long-term debt, the Company has $3,222 million of variable interest rate debt primarily based on 3-month LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $425 million and effectively fixed our interest rate on that portion of variable interest rate debt. The variable interest rate debt is subject to market rate risk such that our interest payments will fluctuate as underlying interest rates change as a result of market changes. We have determined that the impact of a 100 bps (1% change in the rate) change in LIBOR on our term loan facility variable rate borrowings would affect our interest expense by approximately $28 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At December 31, 2010, the fair value of our long-term debt approximated $6,697 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% change in market rates would have a $141 million impact on the fair value of our long-term debt, although the amount owed cannot exceed the par value of our debt.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a)	We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Realogy’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Realogy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of Realogy’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy maintained effective internal control over financial reporting as of December 31, 2010.

Auditor Report on the Effectiveness of Realogy’s Internal Control Over Financial Reporting

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Realogy’s internal control over financial reporting, which is included within their audit opinion on page F-2.

Item 9B.	Other Information.

We are a wholly-owned subsidiary of Intermediate, which is wholly owned by Holdings. As our sole stockholder, Intermediate, by written consent dated March 1, 2011 pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, approved the reelection of Messrs. Henry R. Silverman, Richard A. Smith, Marc E. Becker, M. Ali Rashid, Scott M. Kleinman and V. Ann Hailey to the Board of Directors of Realogy.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding individuals who currently serve as our executive officers and directors. The age of each individual in the table below is as of December 31, 2010.

Name	Age	Position(s)
Henry R. Silverman	70	Non-Executive Chairman of the Board
Richard A. Smith	57	President and Chief Executive Officer
Anthony E. Hull	52	Executive Vice President, Chief Financial Officer and Treasurer
Marilyn J. Wasser	55	Executive Vice President, General Counsel and Corporate Secretary
David J. Weaving	44	Executive Vice President and Chief Administrative Officer
Kevin J. Kelleher	56	President and Chief Executive Officer, Cartus Corporation
Alexander E. Perriello, III	63	President and Chief Executive Officer, Realogy Franchise Group
Bruce Zipf	54	President and Chief Executive Officer, NRT LLC
Donald J. Casey	49	President and Chief Executive Officer, Title Resource Group
Dea Benson	55	Senior Vice President, Chief Accounting Officer and Controller
Marc E. Becker	38	Director
V. Ann Hailey	59	Director
Scott M. Kleinman	37	Director
M. Ali Rashid	34	Director

Henry R. Silverman has served as our Non-Executive Chairman of the Board since November 2007 and from February 2009 to February 2011, he served as Chief Operating Officer of Apollo Global Management, LLC. Mr. Silverman serves as a director and Vice Chairman of the Board, and a member of the Executive Committee of the manager, of Apollo Global Management, LLC. From November 2007 until February 2009, Mr. Silverman served as a consultant to Apollo. He served as our Chairman of the Board, Chief Executive Officer and a director since our separation from Cendant in July 2006 until November 13, 2007. Mr. Silverman was Chief Executive Officer and a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006, as well as Chairman of the Board of Directors and the Executive Committee from July 1998 until August 2006. Mr. Silverman was President of Cendant from December 1997 until October 2004. Mr. Silverman was Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of HFS Incorporated from May 1990 until December 1997. Mr. Silverman also serves as a director and Chairman of the Board of Apollo Commercial Real Estate Finance, Inc. and serves as a director of the general partner of AP Alternative Assets, L. P. Mr. Silverman serves on the Board of Commissioners of the Port Authority of New York and New Jersey and as a trustee of NYU Langone Medical Center.

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

Kevin J. Kelleher has served as the President and Chief Executive Officer of Cartus (formerly known as Cendant Mobility Services Corporation) since 1997. From 1993 to 1997, he served as Senior Vice President and General Manager of Cendant Mobility’s destination services unit. Mr. Kelleher has also held senior leadership positions in sales, client relations, network management and strategic planning.

Alexander E. Perriello, III has served as the President and Chief Executive Officer of Realogy Franchise Group (formerly known as Cendant Real Estate Franchise Group) since April 2004. From 1997 through 2004, he served as President and Chief Executive Officer of Coldwell Banker Real Estate Corporation.

Bruce Zipf has served as President and Chief Executive Officer of NRT LLC since March 2005 and as President and Chief Operating Officer from February 2004 to March 2005. From January 2003 to February 2004, Mr. Zipf served as Executive Vice President and Chief Administrative Officer of NRT and from 1998 through December 2002 he served as NRT’s Senior Vice President for most of NRT’s Eastern Operations. From 1996 to 1998, Mr. Zipf served as President and Chief Operating Officer for Coldwell Banker Residential Brokerage—New York. Prior to entering the real estate industry, Mr. Zipf was a senior audit manager for Ernst and Young.

Donald J. Casey has served as the President and Chief Executive Officer of TRG (formerly known as Cendant Settlement Services Group) since April 2002. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).

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

Marc E. Becker has served as a director since April 2007, as a member of our Audit Committee since February 2008, and as Chair of our Compensation Committee and Executive Committee since February 2008 and August 2009, respectively. Mr. Becker is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker also serves on the boards of directors of Affinion Group, Inc., Quality Distribution, Inc., Vantium Capital, SOURCECORP, Evertec Inc. and WMC Residco. During the past five years, Mr. Becker has also served as a director of Countrywide plc (from May 2007 to February 2009), National Financial Partners (from January 1999 to May 2007) and Metals USA, Inc. (from November 2005 to December 2007) and Metals USA Holdings Corp. (from May 2005 to December 2007).

V. Ann Hailey has served as a director and Chair of our Audit Committee since February 2008. From January 2009 to January 2010, Ms. Hailey served as Chief Financial Officer of Gilt Groupe, Inc., an internet retailer of discounted luxury goods. Ms. Hailey had served as Executive Vice President of Limited Brands, Inc. from August 1997 to September 2007, first having served as EVP, Chief Financial Officer from August 1997 until April 2006 and then serving as EVP, Corporate Development until September 2007. She also served as a member of the Limited Brands, Inc. Board of Directors from 2001 to 2006. From 2004 to 2008, she served as Director of the Federal Reserve Bank of Cleveland and was Chair of its Audit Committee from 2006 through 2008. Ms. Hailey is currently a Director of W.W. Grainger, Inc. and serves as a member of its Audit Committee and Board Affairs and Nominating Committee. Ms. Hailey also serves as a Director of Avon, Inc. and as a member of its Audit Committee.

Scott M. Kleinman has served as a director since April 2007. Mr. Kleinman is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman also serves on the boards of directors of Momentive Performance Materials Inc., Verso Paper Holdings LLC, Verso Paper Corp., Noranda Aluminum Holdings Corporation and LyondellBasell Industries, N.V. Mr. Kleinman served as a director of Hexion Specialty Chemicals, Inc. (now known as Momentive Specialty Chemicals, Inc.) from August 2004 to October 2010.

M. Ali Rashid has served as a director since April 2007 and as a member of our Audit Committee, Compensation Committee and Executive Committee since February 2008, February 2008 and August 2009, respectively. Mr. Rashid is a partner of Apollo. He has been employed by Apollo since 2000. From 1998 to 2000, Mr. Rashid was employed by the Goldman Sachs Group, Inc. in the Financial Institutions Group of its Investment Banking Division. He is also a director of Metals USA, Inc., Metals USA Holdings Corp., Noranda Aluminum Holding Corporation and Quality Distribution, Inc. During the past five years, Mr. Rashid has also served as a director of Countrywide plc (from May 2007 to February 2009).

Under the terms of his employment agreement executed on April 10, 2007, the date of the Merger, Mr. Smith serves as a member of the Board of Directors of Realogy during his five-year employment term.

The composition of the Board of Directors and the identity of the executive officers of Holdings and Intermediate are identical to those of Realogy. See “Item 13—Certain Relationships and Related Transactions, and Director Independence” for a summary of the following:

•

the Apollo Securityholders Agreement, the Co-Investment Agreement and the Management Investor Rights Agreement, under which Apollo has the right, among other things, to designate members to the Board of Directors of Holdings; and

•

the Securityholders Agreement with Paulson, under which Paulson has the right, among other things, to either nominate a member of, or designate a non-voting observer to attend all meetings of, the Board of Directors of Holdings.

Each current director brings a strong and unique background and set of skills to the Board of Directors, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, real estate industry experience, accounting and finance, and risk assessment. Set forth below is a brief description of certain experience, qualifications, attributes or skills of each director that led the Board to conclude that such person should serve as a director of Realogy:

•

Mr. Silverman served as our Chief Executive Officer from our separation from Cendant in July 2006 to November 2007, when he retired from that role in accordance with a CEO succession plan established upon Realogy’s separation from Cendant. As part of the succession plan, he became our Non-Executive Chairman of the Board. He has significant experience in our business, having been its Chief Executive Officer, and also having been the Chairman and Chief Executive Officer of Cendant during the period in which our business was conducted as the Real Estate Services Division of Cendant. Mr. Silverman is also the Vice Chairman of Apollo Global Management, LLC, the parent company of our private equity sponsor, Apollo, which beneficially owns 98.7% of the outstanding common stock of Holdings.

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

•

Ms. Hailey has served as Chief Financial Officer of both a multi-billion dollar public company and a privately held company. In addition to varied career experiences in finance in multiple complex consumer packaged goods companies (PepsiCo from 1977 to 1989, Pillsbury from 1994 to 1997, and Nabisco from 1992 to 1994), Ms. Hailey has held positions in marketing, human resources, and business development including service as executive vice president, corporate development at Limited Brands, Inc., a multi-billion dollar consumer products company. Ms. Hailey possesses broad expertise in strategic planning and branding and marketing as well as recent experience in e-commerce. She also serves on the Board and audit committee of two public companies.

Committees of the Board

The Company has an Executive Committee and an Audit Committee, and Holdings has a Compensation Committee that has authority with respect to compensation matters of the Company.

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

•	set and review the compensation of and reimbursement policies for members of the Board of Directors of Holdings, Intermediate and Realogy;

•	provide oversight concerning selection of officers, management succession planning, expense accounts and severance plans and policies of Holdings, Intermediate and Realogy; and

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

•	Realogy’s compliance with legal and regulatory requirements;

•	review of material related party transactions; and

•	compliance with, adequacy of, and any requests for written waivers sought with respect to any executive officer or director under, Realogy’s code(s) of conduct and ethics.

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

Item 11.	Executive Compensation.

Compensation Discussion and Analysis (all amounts in this section are in actual dollars unless otherwise noted)

Company Background. Realogy became an independent, publicly traded company on the New York Stock Exchange on August 1, 2006 following its separation from Cendant pursuant to its plan of separation. In December 2006, Realogy entered into a merger agreement with affiliates of Apollo and the Merger was consummated on April 10, 2007. Shortly prior to the consummation of the Merger, Apollo, principally through the Holdings Board of Directors (the “Holdings Board”), whose members then consisted of Apollo’s representatives, Messrs. Marc Becker and M. Ali Rashid, negotiated employment agreements and other arrangements with our named executive officers. (Mr. Silverman, our Chief Executive Officer at the effective time of the Merger, did not enter into an employment agreement.)

The named executive officers who entered into these employment agreements were Richard A. Smith, our President, and, effective November 13, 2007, our Chief Executive Officer; Anthony E. Hull, our Executive Vice President, Chief Financial Officer and Treasurer; Kevin J. Kelleher, President and Chief Executive Officer of Cartus; Alexander E. Perriello, III, President and Chief Executive Officer of Realogy Franchise Group; and Bruce Zipf, President and Chief Executive Officer of NRT LLC. The Realogy Board has determined that these officers are named executive officers based upon their duties and responsibilities insofar as they are our Chief Executive Officer, our Chief Financial Officer, and our three most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer. This Compensation Discussion and Analysis describes, among other things, the compensation objectives and the elements of our executive compensation program as embodied by the employment agreements, which remain the core of our executive compensation program.

In February 2008, the Holdings Board established the Compensation Committee. The Compensation Committee has the power and authority to oversee the compensation policies and programs of Holdings and Realogy and makes all compensation related decisions relating to our named executive officers based upon recommendations from our Chief Executive Officer.

During 2010 and early 2011, the basic elements of compensation for our Chief Executive Officer and our other named executive officers were modified in an effort to add incentives to these key executives to retain their services, through an employee option exchange offer consummated in November 2010, the adoption of a 2011-2012 multi-year retention program which provides for enhanced retention payments from prior retention programs, and the adoption of a phantom value plan in January 2011.

Compensation Philosophy and Objectives. Our primary objective with respect to executive compensation is to design and implement compensation policies and programs that efficiently and effectively provide incentives to, and motivate, officers and key employees to increase their efforts towards creating and maximizing stockholder value. In connection with the Merger, the Holdings Board developed an executive compensation program designed to reward the achievement of specific annual and long-term Company goals, and which aligns the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. We do not rely on peer compensation information in the residential real estate services industry as most of these companies are privately held and therefore it is difficult for us to obtain this information. We do, however, rely on executive compensation survey data on market comparables. The market comparables have been based principally on service oriented companies of similar revenue and employee size. The Compensation Committee believes executive compensation packages provided by us to our executives, including our named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals. There is no formulaic approach using the executive compensation survey data on market comparables in determining the amount of total compensation to each named executive officer. Each element of compensation is determined on a subjective basis using various factors at the Compensation Committee’s sole discretion. The Compensation Committee has not engaged any compensation consultants to participate in the determination or recommendation of the amount or form of these executive compensation packages.

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

Role of Executive Officers in Compensation Decisions. Mr. Richard Smith, our President and Chief Executive Officer, periodically reviews the performance of each of our named executive officers (other than his own performance), and Mr. Smith’s performance is periodically reviewed by the Compensation Committee. The conclusions reached and recommendations based upon these reviews, including with respect to salary adjustment and annual incentive award target and actual payout amounts, are presented to the Compensation Committee, which has the discretion to modify any recommended adjustments or awards to our executives. The Compensation Committee has final approval over all compensation decisions for our named executive officers, including approval of recommendations regarding cash and equity awards to all of our officers. The Chief Administrative Officer participates in the data analysis process.

Setting Executive Compensation. Based on the foregoing objectives, the Holdings Board structured our annual and long-term incentive cash and stock-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward our executives for achieving these goals.

During 2010 and early 2011, the Compensation Committee structured the executive compensation payable to our named executive officers in a manner to provide them with increased incentives:

•	In November 2010, the Compensation Committee approved the 2011-2012 Multi-Year Executive Retention Plan described below.

•

Recognizing that the value of the Holdings common stock was significantly below the $10.00 exercise price of the options and the $10.00 purchase price for shares purchased by management upon consummation of the Merger, the Holdings Board approved an employee option exchange offer, as described more fully below, consummated in November 2010, and approved a Phantom Value Plan, as described more fully below, for the Chief Executive Officer, the other named executive officers and the Chief Executive Officer’s three other direct reports.

Executive Compensation Elements. The principal components of compensation for our named executive officers are: base salary; bonus; phantom value plans; management stock option awards; management equity investments; management restricted stock awards; retention programs; and other benefits and perquisites.

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

Given the continued challenging real estate market, the Compensation Committee elected to keep the salaries of the named executive officers constant in 2010 maintaining the levels last adjusted in 2007.

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

On February 10, 2010, the Compensation Committee approved the bonus structure for 2010 under the Realogy 2010 Executive Annual Bonus Plan (the “2010 Bonus Plan”) applicable to Mr. Smith and his direct reports, including all other named executive officers. The performance criteria under the 2010 Bonus Plan was based on consolidated and business unit EBITDA—or earnings before interest, taxes, depreciation and amortization (as that term is defined in the 2010 Bonus Plan). The bonus opportunity for Mr. Smith and Mr. Hull was based upon consolidated EBITDA results. The bonus opportunity for our other named executive officers (Messrs. Kelleher, Perriello and Zipf) was based upon our consolidated EBITDA results (weighted 50%) and EBITDA results of their respective business units (weighted 50%). Pre-established EBITDA performance levels have been set that, if achieved, would have produced bonus payouts under the 2010 Bonus Plan at 75%, 100%, 125% or 150% of the target annual bonus amounts, respectively. Where performance levels fall between minimum and target or between target and maximum levels, bonuses would have been be determined by linear interpolation. Our consolidated EBITDA threshold has to be achieved before any named executive officer may qualify for a bonus. In November 2010, in determining that an enhanced retention program would provide the Company with greater retention value, the Compensation Committee adopted the 2011-2012 Multi-Year Retention Plan and terminated the 2010 Bonus Plan. The Company does not expect to adopt a 2011 Bonus Plan covering the named executive officers or other key personnel principally within its Corporate Services unit or the corporate offices of Realogy’s four business units.

Mr. Smith is entitled to an additional annual bonus, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. Mr. Smith waived his contractual right to receive this bonus with respect to the bonuses payable in January 2009 and 2010 in order to reduce Company expense, but did receive this bonus in January 2011 in the amount of $97,000.

Retention Plans. In November 2009, several months after the Company disclosed that it had terminated discussions with certain bondholders with respect to a debt for equity transaction that would have resulted in a recapitalization of the Company, and in light of the continued deterioration of the residential housing market for most of 2009, the Compensation Committee approved the 2009 Multi-Year Executive Retention Plan. The Compensation Committee amended and restated this plan in January 2010. The Amended and Restated 2009 Multi-Year Executive Retention Plan provided for a retention payment equal to 160% (increased from 150% as initially adopted in November 2009) of the named executive officer’s target annual bonus, payable in two equal installments on or about July 1, 2010 and September 1, 2011, subject to the executive’s continued employment with Realogy. The 2011 payment is subject to dollar-for-dollar reduction if the named executive officer receives a bonus payment under the 2010 Bonus Plan (payable in 2011). At the recommendation of Mr. Smith, the Compensation Committee did not include Mr. Smith as a participant in the Retention Plan. In July 2010, the named executive officers (other than Mr. Smith) received the first of the two equal installments payable under the 2009 Multi-Year Executive Retention Plan.

In November 2010, the Compensation Committee approved the 2011-2012 Multi-Year Retention Plan. The 2011-2012 Multi-Year Retention Plan provides for a retention payment equal to 200% of each of the named executive officer’s target annual bonus, payable in four equal installments in April and October of each of 2011 and 2012, subject to the executive’s continued employment with Realogy. The Compensation Committee took such action to provide greater retention value to Realogy with respect to such key personnel, particularly given the continuing uncertainty regarding company performance over the near term, which is largely influenced by macro-economic factors beyond management’s control, including continuing high unemployment, uncertainty about housing values, and the inability of the 2009 and 2010 federal homebuyer tax credits to fuel a sustained housing recovery. In connection with the adoption of the 2011-2012 Multi-Year Retention Plan, the Compensation Committee terminated the 2009 Multi-Year Executive Retention Plan, thereby eliminating payment of a second installment thereunder in 2011.

Management Equity Investments. Pursuant to individual subscription agreements dated April 20, 2007, the named executive officers and certain other members of management made equity investments in Holdings through the purchase of Holdings common stock. Our named executive officers purchased an aggregate of 1,550,000 shares at $10.00 per share for an aggregate investment of $15,500,000.

Management Stock Option and Restricted Stock Awards. The Holdings Board approved our equity incentive program, including its design and the value of awards granted to our officers and key employees. Equity awards were made to our named executive officers on April 10, 2007, upon consummation of the Merger. Our named executive officers were awarded options to purchase an aggregate of 5,812,500 shares of Holdings common stock at an exercise price of $10.00 per share and received restricted stock awards for an aggregate of 375,000 shares of Holdings common stock. One half of the restricted stock awards vested in October 2008 and the balance vested in April 2010.

The equity investments, stock option and restricted stock awards were structured to incentivize management to generate substantial equity value and to participate with our investors in the increase in our value.

During 2010, the Compensation Committee and the Holdings Board took note that the value of the Holdings common stock was significantly below the $10.00 exercise price of the options and the $10.00 purchase price for shares purchased by management upon consummation of the Merger.

In connection with that review, the Holdings Board approved an employee option exchange offer, which commenced on October 8, 2010, and concluded on November 8, 2010, to offer to our eligible employees the opportunity to exchange all of their respective outstanding options to purchase Holdings common stock for an equal number of new stock options with different terms to be issued following the completion of the exchange offer. Each of the outstanding original options had an exercise price per share of $10.00, substantially all of which were granted in 2007 in connection with Apollo’s acquisition of the Company. On November 9, 2010, 10,159,000 original options were tendered and exchanged for an equal number of new options. After giving effect to the exchange offer, as of March 1, 2011, 5,094,250 original options remain outstanding (including 5,050,000 original options held by non-employees who were not eligible to participate in the exchange offer).

The new options were issued under the Holdings Stock Incentive Plan (as amended and restated as of November 9, 2010) and have the same terms as the original options, except as follows: (i) the exercise price of the new options (other than those issued to Realogy’s Chief Executive Officer, the other named executive officers and the Chief Executive Officer’s three other direct reports, who are referred to herein as the “Senior Executives”) is $0.83 per share, representing the fair market value per share of common stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options; (ii) the exercise price of 70% of the new options issued to the Senior Executives is $0.83 per share, and the exercise price of the remaining 30% of the new options granted to the Senior Executives is $5.50 per share; (iii) each new option expires on the tenth (10th) anniversary of the new option grant date (unless it expires earlier in accordance with its terms); and (iv) each new option vests as to twenty-five percent (25%) of the total shares subject to the new option on each of the first (4) anniversaries of July 1, 2010.

Name	Number of New Options
Richard A. Smith, President and Chief Executive Officer	3,112,250
Anthony E. Hull, Executive Vice President, Chief Financial Officer and Treasurer	750,000
Kevin J. Kelleher, President and Chief Executive Officer of Cartus Corporation	600,000
Alexander E. Perriello, III, President and Chief Executive Officer, Realogy Franchise Group	750,000
Bruce Zipf, President and Chief Executive Officer, NRT	600,000

For more information on the Holdings Stock Incentive Plan, see “Outstanding Equity Awards at 2010 Fiscal Year End”. Neither the Holdings Board nor the Compensation Committee has adopted any formal policy regarding the timing of any future equity awards.

Phantom Value Plan. On January 5, 2011, the Board of Directors of the Company approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain participants, including the Company’s Senior Executive Officers, with an incentive to remain in the service of the Company, to increase their interest in the success of the Company and to award them compensation based upon the Company’s success.

Under the Phantom Value Plan, each participant is granted an incentive award (an “Incentive Award”) in three series relating to the three series of Convertible Notes held by Apollo at the date of grant of the Incentive Award (collectively, the “Plan Notes”). Each participant is eligible to receive a payment with respect to his or her Incentive Award at such time and from time to time that Apollo receives cash upon the discharge or third-party sale of not less than $267,638,044 of the aggregate principal amount of all series of Plan Notes (or on any non-cash consideration into which any series of Plan Notes may have been exchanged or converted). The payment with respect to a particular series of an Incentive Award would be an amount which bears the same ratio to the dollar amount of the Incentive Award relating to such series as (i) the aggregate amount of cash received by Apollo upon discharge in whole or in part of the principal amount of a particular series of Plan Notes or upon the sale of all or a portion of the principal amount of a particular series of Plan Notes (or upon the discharge, sale, exchange or transfer of any non-cash consideration into which any such series of Plan Notes may have been exchanged or converted) bears to (ii) the aggregate principal amount of such series of Plan Notes held by Apollo on the date of grant of such Incentive Award. In addition, participants may be eligible to receive additional amounts based upon cash received by Apollo pursuant to the terms of any non-cash consideration into which any such series of Plan Notes may have been exchanged or converted.

In the event that a payment is to be made with respect to an Incentive Award in conjunction with or subsequent to a qualified public offering of common stock of the Company or its direct or indirect parent company, a participant may elect to receive stock in lieu of the cash payment in a number of unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due on such Incentive Award, plus a number of restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest, based on continued employment, on the first anniversary of issuance. In addition, Incentive Awards will be subject to acceleration and payment upon a change of control as specified in the Phantom Value Plan.

On each date Apollo receives cash interest on the Plan Notes, participants may be granted stock options under the Stock Incentive Plan with an aggregate value (determined on a Black-Scholes basis) equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as (i) the aggregate amount of cash interest received by Apollo on such date bears to (ii) the aggregate principal amount of the Plan Notes held by Apollo on the date of grant of the Incentive Award. The stock option grants to Realogy’s CEO, however, would be limited to 50% of the foregoing stock option amount. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. The stock options will have a term of 7.5 years.

Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards also terminate 10 years following the date of grant.

On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards of approximately $21.8 million to the Senior Executive Officers. The following is a table of the Company’s named executive officers and their respective award amounts:

Name	Series A Convertible Notes Incentive Award	Series B Convertible Notes Incentive Award	Series C Convertible Notes Inventive Award
Richard A. Smith	$3,292,410	$1,833,170	$3,994,670
Anthony E. Hull	$1,018,110	$566,870	$1,235,270
Kevin J. Kelleher	$653,659	$363,949	$793,082
Alexander E. Perriello, III	$837,610	$466,370	$1,016,270
Bruce Zipf	$808,820	$450,340	$981,340

The award amount granted to each of the named executive officers was determined by the sum of (1) the shares of Holdings purchased by the participant at $10 per share in April 2007 and (2) the value of the participant’s initial restricted stock grant in April 2007, also ascribing $10 per share to each such share of restricted stock, net of shares forfeited to pay minimum withholding taxes due upon vesting. In adopting the Phantom Value Plan and making the initial grants thereunder to the CEO and his direct reports, including all other named executive officers, the Holdings Board intended to address in part the fact that the market value of the shares initially purchased by the participants and the shares granted in the form of a restricted stock grant in 2007 had lost significant value, and to provide these executives with the opportunity to receive compensation based upon the Company’s success.

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

Since our separation, we have substantially curtailed these programs in order to reduce operating costs. Specifically, we terminated financial planning perquisites, executive medical benefits and physical exams. Further, the Realogy Compensation Committee adopted a policy in December 2006 that limited use of the previous corporate-owned aircraft or our current fractional aircraft ownership (only Mr. Smith has access, subject to availability, for personal use and business use is limited to executive officers and subject to further limitations) and management adopted a policy that limits first-class air travel for our employees. During 2010 Mr. Smith reimbursed the Company for all variable costs associated with the personal use of the aircraft in which we have a fractional ownership interest.

Our executive officers, including our named executive officers, may participate in our 401(k) plan and our non-qualified deferred compensation plan. Prior to 2008, these plans provided for a Company matching contribution of 100% of amounts contributed by the officer, subject to a maximum of 6% of eligible compensation—a level that had been established by Cendant and carried over when we separated from Cendant in 2006. In early 2008, in an effort to reduce costs, we temporarily suspended the Company match under our 401(k) plan. The suspension of the Company matching contributions remained in effect until July 2010, when the match was reinstated at an amount equal to 25% of amounts contributed by an officer, subject to a maximum of 6% of eligible compensation. In addition, effective January 1, 2009, the Company suspended participation in the Realogy Officer Deferred Compensation Plan given the plan’s underfunded status. This suspension remains in effect. Mr. Kelleher is our only executive officer that participates in a defined benefit pension plan (future accruals of benefits were frozen on October 31, 1999, though he still accrued service after such date for the purpose of eligibility for early retirement), and this participation relates to his former service with PHH.

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

Under our employment agreements with our named executive officers, the severance pay is equal to a multiple of the sum of his or her annual base salary and target bonus, along with the continuation of welfare benefits. Severance pay is payable upon a termination without cause by the Company or a termination for good reason by the executive. The severance multiple for Mr. Smith, as our Chief Executive Officer, is 300%, for Mr. Hull, as our Chief Financial Officer, 200% and for the balance of the named executive officers, 100% (though in the case of such a termination of employment within 12 months following Sale of the Company (as defined in their employment agreements), their multiple is 200%. The higher multiples of base salary and target bonus payable to Messrs. Smith and Hull are based upon Mr. Smith’s overall greater responsibilities for our performance and Mr. Hull’s significant responsibilities as our Chief Financial Officer. Mr. Smith is our only officer who has tax reimbursement protection for “golden parachute excise taxes,” subject to a cutback of up to 10%—a benefit he had under his employment agreement that he entered into at the time of our separation from Cendant.

The agreements also provide for severance pay of 100% of annual base salary and the continuation of welfare benefits to each named executive officer in the event his employment is terminated by reason of death or disability. For more information on the employment agreements, see “Potential Payments upon Termination or Change in Control.”

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

DOMUS HOLDINGS CORP. COMPENSATION COMMITTEE

Marc E. Becker, Chair M. Ali Rashid

Summary Compensation Table

The following table sets forth the compensation we provided in 2008, 2009 and 2010 to our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Option and Stock Appreciation Rights Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($)	Total ($)
Richard A. Smith	2010	1,000,000	—	1,005,338	—	—	1,750	2,007,088
Chief Executive Officer and President	2009	1,000,000	—	—	—	—	1,858	1,001,858
	2008	1,000,000	97,000	—	—	—	51,699	1,148,699

Anthony E. Hull	2010	525,000	—	242,250	420,000	—	—	1,187,250
Executive Vice President, Chief Financial Officer And Treasurer	2009	525,000	—	—	262,500	—	44,817	832,317
	2008	525,000	—	—	—	—	56,437	581,437

Kevin J. Kelleher	2010	416,000	—	193,800	332,800	44,784	—	987,384
President and Chief Executive Officer of Cartus Corporation	2009	416,000	—	—	208,000	47,763	39,938	711,701
	2008	416,000	—	—	—	24,309	20,422	460,731

Alexander E. Perriello, III	2010	520,000	—	242,250	416,000	—	—	1,178,250
President and Chief Executive Officer, Realogy Franchise Group	2009	520,000	—	—	260,000	—	40,367	820,367
	2008	520,000	—	—	—	—	29,104	549,104

Bruce Zipf	2010	520,000	—	193,800	416,000	—	—	1,129,800
President and Chief Executive Officer, NRT	2009	520,000	—	—	260,000	—	39,443	819,443
	2008	520,000	—	—	—	—	20,722	540,722

(1)	Each named executive officer received a grant of Holdings non-qualified stock options in connection with an employee option exchange offer consummated in November 2010. In the employee option exchange offer, eligible employees could exchange their existing options with an exercise price of $10.00 per share, almost all of which had been granted upon consummation of the Merger in April 2007, for an equal number of new options (i.e., on a one-for-one basis) with the new options being exercisable for the same number of shares of Holdings common stock as the options for which they were exchanged. The terms of the New Options are set forth below under “ —Grants of Plan-Based Awards Table for Fiscal Year 2010”. Upon issuance of the 2010 options, the original options were cancelled. The amounts set forth in this column reflect the incremental fair value of the options granted in 2010 in accordance with FASB guidance on stock-based compensation. The assumptions we used in determining the value of these options on the date of grant are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.
(2)	Amounts for 2010 represent aggregate amount paid to the named executive officer under the 2009 Realogy Multi-Year Executive Retention Plan.
(3)	None of our named executive officers (other than Mr. Kelleher) is a participant in any defined benefit pension arrangement. The amounts in this column with respect to 2010 reflect the aggregate change in the actuarial present value of the accumulated benefit under the Realogy Pension Plan from December 31, 2009 to December 31, 2010. See “— Realogy Pension Benefits” for additional information regarding the benefits accrued for Mr. Kelleher and Note 9, “Employee Benefit Plans—Defined Benefit Pension Plan” to our Consolidated Financial Statements included elsewhere in this Annual Report for more information regarding the calculation of our pension costs.

Grants of Plan-Based Awards Table for Fiscal Year 2010

Each of the named executive officers participated in the following non-equity incentive and stock-based compensation plans in 2010. Each of the named executive officers:

•	participated in the 2010 Executive Annual Bonus Plan until such plan was terminated by the Compensation Committee in November 2010;

•	received stock options in 2010 under the Amended and Restated 2007 Stock Incentive Plan in connection with the employee stock option exchange offering consummated in November 2010; and

•	is a participant in the Realogy 2011-2012 Multi-Year Cash Retention Plan adopted in November 2010.

Grants of Plan-Based Awards in Fiscal Year 2010

		Estimated future payouts under non-equity incentive plan awards			All other option awards: number of securities underlying options (#) (3)	Exercise or base price of options awards ($/Sh) (4)	Grant date fair value of stock and option awards ($) (5)
Name	Grant Date	Threshold ($) (1)	Target ($) (1) (2)	Maximum ($) (1)
Richard A. Smith	2/10/10	1,500,000	2,000,000	3,000,000	—	—	—
	11/4/10	—	4,000,000	—	—	—	—
	11/9/10	—	—	—	933,750	5.50	65,363
	11/9/10	—	—	—	2,178,750	0.83	939,975

Anthony E. Hull	2/10/10	393,750	525,000	787,500	—	—	—
	11/4/10	—	1,050,000	—	—	—	—
	11/9/10	—	—	—	225,000	5.50	15,750
	11/9/10	—	—	—	525,000	0.83	226,500

Kevin J. Kelleher	2/10/10	312,000	416,000	624,000	—	—	—
	11/4/10	—	832,000	—	—	—	—
	11/9/10	—	—	—	180,000	5.50	12,600
	11/9/10	—	—	—	420,000	0.83	181,200

Alexander E. Perriello, III	2/10/10	390,000	520,000	780,000	—	—	—
	11/4/10	—	1,040,000	—	—	—	—
	11/9/10	—	—	—	225,000	5.50	15,750
	11/9/10	—	—	—	525,000	0.83	226,500

Bruce Zipf	2/10/10	390,000	520,000	780,000	—	—	—
	11/4/10	—	1,040,000	—	—	—	—
	11/9/10	—	—	—	180,000	5.50	12,600
	11/9/10	—	—	—	420,000	0.83	181,200

(1)	The awards made on February 10, 2010 set forth in this column represent the grant made under the 2010 Executive Annual Bonus Plan (the “2010 Bonus Plan”). The 2010 Bonus Plan was subsequently terminated in November 2010. The performance criteria under the 2010 Bonus Plan were consolidated and business unit EBITDA—or earnings before interest, taxes, depreciation and amortization (as that term is defined in the 2010 Bonus Plan). The bonus opportunity for Mr. Smith and Mr. Hull was based upon consolidated EBITDA results. The bonus opportunity for our other named executive officers (Messrs. Kelleher, Perriello and Zipf) was based upon our consolidated EBITDA results (weighted 50%) and EBITDA results of their respective business units (weighted 50%). Pre-established EBITDA performance levels have been set that, if achieved, would have produced bonus payouts under the 2010 Bonus Plan at 75%, 100%, 125% or 150% of the target annual bonus amounts, respectively. Where performance levels fall between minimum and target or between target and maximum levels, bonuses would have been be determined by linear interpolation. Our consolidated EBITDA threshold has to be achieved before any named executive officer may qualify for a bonus.
(2)	The awards made on November 4, 2010 set forth in this column represents the aggregate retention payments payable to each of the named executive officers under the Realogy 2011-2012 Multi-Year Retention Plan (the “2011-2012 Retention Plan”). The 2011-2012 Retention Plan provides for retention payments in four equal semi-annual installments during 2011 and 2012 in April and October of each such year, based upon an employee’s continued employment in good standing. In connection with the adoption of the 2011-2012 Retention Plan, the Compensation Committee terminated the existing 2010 annual bonus plans covering corporate personnel, including the 2010 Annual Bonus Plan. The Compensation Committee also terminated the Amended and Restated 2009 Multi-Year Executive Retention Plan, which covered all of the named executive officers other than the Chief Executive Officer.
(3)

This column lists the New Options granted in 2010 under Amended and Restated 2007 Stock Incentive Plan in exchange for Original Options that had been granted in April 2007 upon consummation of the Merger. The New Options have the same terms as the Original Options, except as follows: (i) the exercise price of 70% of the New Options is $0.83 per share, and the exercise price of the remaining 30% of the New Options is $5.50 per share; (ii) each New Option expires on the tenth (10th) anniversary of the New Option grant date (unless it expires earlier in accordance with its terms); and (iii) each New Option vests as to twenty-five percent (25%) of the total shares subject to the New Option on each of the first (4) anniversaries of July 1, 2010 and is not subject to any performance vesting.

(4)	The options with an exercise price of $5.50 per share are New Options granted with an exercise price at a premium as determined by the Compensation Committee.
(5)	This column represents the incremental fair value, computed as of November 9, 2010, the date on which the option exchange offer was consummated, in accordance with FASB guidance on stock-based compensation.

Outstanding Equity Awards at 2010 Fiscal Year End

The following two tables set forth outstanding stock option awards as of December 31, 2010 held by our named executive officers. There were no other Holdings equity awards outstanding at December 31, 2010.

Outstanding Option Awards at December 31, 2010

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($) (1)	Option expiration date
Richard A. Smith	—	933,750	—	5.50	11/9/20
		2,178,750	—	0.83	11/9/20

Anthony E. Hull	—	225,000	—	5.50	11/9/20
		525,000	—	0.83	11/9/20

Kevin J. Kelleher	—	180,000	—	5.50	11/9/20
		420,000	—	0.83	11/9/20

Alexander E. Perriello III	—	225,000	—	5.50	11/9/20
		525,000	—	0.83	11/9/20

Bruce Zipf	—	180,000	—	5.50	11/9/20
		420,000	—	0.83	11/9/20

(1)	All options vest as to twenty-five percent (25%) of the total shares subject to the option on each of the first (4) anniversaries of July 1, 2010.

The following table sets forth outstanding equity awards (consisting solely of stock options of Avis Budget Group and Wyndham Worldwide) as of December 31, 2010 held by our named executive officers that were issued (or in the case of Avis Budget Group equity awards, adjusted) as part of the equitable adjustment of outstanding Cendant equity awards at the date of our separation from Cendant made pursuant to the terms of the Separation Agreement. Except for tax withholding and related liabilities, the awards relating to Wyndham Worldwide common stock are liabilities of Wyndham Worldwide, and the awards relating to Avis Budget Group common stock are liabilities of Avis Budget Group. All of these stock options are fully exercisable. Avis Budget Group awards also reflect an adjustment in connection with a one-for-ten reverse stock split.

Name	Issuer	Number of Securities Underlying Unexercised Options Exercisable (#)	Exercise Price ($)	Option Expiration Date
Richard A. Smith	Avis Budget	26,063	27.40	January 22, 2012
	Wyndham Worldwide	52,124	40.03	January 22, 2012

Anthony E. Hull	Avis Budget	988	28.34	October 15, 2013
	Wyndham Worldwide	1,976	41.40	October 15, 2013

Kevin J. Kelleher	Avis Budget	12,009	27.40	January 22, 2012
	Wyndham Worldwide	24,018	40.03	January 22, 2012

Alexander E. Perriello, III	Avis Budget	6,005	27.40	January 22, 2012
	Wyndham Worldwide	12,009	40.03	January 22, 2012

Bruce Zipf	Avis Budget (1)	4,014	26.87	January 2, 2011
	Avis Budget	5,212	26.87	April 17, 2012
	Wyndham Worldwide (1)	8,027	39.25	January 2, 2011
	Wyndham Worldwide	10,424	39.25	April 17, 2012

(1)	The Avis Budget Group and Wyndham Worldwide options with an expiration date of January 2, 2011 expired without having been exercised.

Option Exercises and Stock Vested for Fiscal Year 2010

None of our named executive officers exercised any options for Holdings common stock during 2010. The following table sets forth information with respect to shares of restricted stock for Holdings common stock held by our named executive officers that vested during 2010.

	Stock awards
Name	Number of shares acquired on vesting (#) (1)	Value realized on vesting ($) (1)
Richard A. Smith	50,000	$40,500
Anthony E. Hull	50,000	$40,500
Kevin J. Kelleher	12,500	$10,125
Alexander E. Perriello, III	25,000	$20,250
Bruce Zipf	50,000	$40,500

(1)	Based upon a fair market value share price of $0.81 on April 10, 2010, the date of vesting. Messrs. Perriello and Zipf elected to pay the minimum withholding taxes due upon vesting through the forfeiture of shares. Accordingly, Messrs. Perriello and Zipf actually received fewer shares than the amount set forth in the above table.

The following table includes certain information relating to Wyndham Worldwide options exercised by one of our named executive officers during 2010.

	Wyndham Worldwide option award
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Richard A. Smith	208,498	$1,317,581

None of our other named executive officers exercised any Wyndham Worldwide options during 2010 and none of our named executive officers exercised Avis Budget Group options during 2010.

Stock Incentive Plan

The Holdings 2007 Stock Incentive Plan, as amended in November 2007 and further amended in November 2010 (the “Stock Incentive Plan”), authorizes 20 million shares of Holdings common stock thereunder. The Stock Incentive Plan is administered by the Compensation Committee. Awards granted under the Stock Incentive Plan may be nonqualified stock options, rights to purchase shares of Holdings common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Holdings common stock. Awards may be granted under the Stock Incentive Plan only to persons who are employees, consultants or directors of Holdings or any of its subsidiaries on the date of the grant.

All of the shares of Holdings common stock purchased by management as well as the restricted stock awards and stock options granted to management (including board members) are subject to the Stock Incentive Plan.

Options issued under the Stock Incentive Plan must have an exercise price determined by the Compensation Committee and set forth in an option agreement. In no event, however, may the exercise price be less than the fair market value of a share of Holdings common stock on the date of grant. The Compensation Committee, in its sole discretion, will determine whether and to what extent any options are subject to vesting based upon the optionee’s continued service to, and the Holdings performance of duties for, Holdings and its subsidiaries, or upon any other basis.

In the event of a merger, consolidation, acquisition of property or shares, stock rights offering, liquidation, disaffiliation or similar event affecting Holdings or any of its subsidiaries (each, a “Corporate Transaction”), the Compensation Committee may in its discretion make such substitutions or adjustments as it deems appropriate and equitable to: (a) the aggregate number and kind of share of Holdings common stock or other securities, (b) the number and kind of shares of Holdings common stock or other securities subject to outstanding awards, (c) performance metrics and targets underlying outstanding awards and (d) the option price of outstanding options. In the case of Corporate Transactions, such adjustments may include, without limitation, (a) the cancellation of outstanding equity securities issued under the Stock Incentive Plan in exchange for payments of cash, property or a combination thereof having an aggregate value equal to the value of such equity securities, as determined by the Compensation Committee in its sole discretion and (b) the substitution of other property (including, without limitation, cash or other securities of Holdings and securities of entities other than Holdings for the shares of Holdings common stock subject to outstanding equity securities. Following the Debt Exchange Offering and the filing of the amended and restated certificate of incorporation of Holdings on January 5, 2011, providing for two classes of Holdings common stock, the Compensation Committee approved action to provide that all shares issuable upon exercise of outstanding options under the Stock Incentive Plan (as well as shares of common stock underlying future grants under that plan) are issuable for shares of Class A Common Stock.

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

Realogy Pension Benefits at 2010 Fiscal Year End

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

In connection with our separation, Cendant and Realogy agreed to separate the Cendant Pension Plan into two plans. We adopted a new defined benefit employee pension plan, named the Realogy Corporation Pension Plan, which is identical in all material respects to the Cendant Pension Plan (the “Realogy Pension Plan”). Also effective upon the separation, the Realogy Pension Plan assumed all liabilities and obligations under the Cendant Pension Plan which related to the Former PHH Pension Plan. We also assumed any supplemental pension obligations accrued by any participant of the Cendant Pension Plan which related to the Former PHH Pension Plan. Our employees who were not participants in the Cendant Pension Plan do not participate in the Realogy Pension Plan.

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

Of those employees currently participating in the Realogy Pension Plan, 269 are no longer accruing additional benefits (other than their right to attain early retirement subsidies) and two continue to accrue additional benefits.

Mr. Kelleher is our only named executive officer who participates in the Realogy Pension Plan and his participation in the Cendant Pension Plan was frozen on October 31, 1999 and, as of that date, he no longer accrues additional benefits (other than his right to attain early retirement subsidies) under the Cendant Pension Plan or the Realogy Pension Plan.

The following table sets forth information relating to Mr. Kelleher’s participation in the Realogy Pension Plan:

Name	Plan Name	Number of Years of Credited Service(#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kevin J. Kelleher	Realogy Pension Plan	26	386,354	—

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us (or Cendant) for Mr. Kelleher through December 31, 2010.
(2)	The valuations included in this column have been calculated as of December 31, 2010 assuming Mr. Kelleher will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 9, “Employee Benefit Plans—Defined Benefit Pension Plan” to our consolidated financial statements included elsewhere in this Annual Report.

Nonqualified Deferred Compensation at 2010 Fiscal Year End

In December 2008, in accordance with the transition rules under Section 409A of the Internal Revenue Code of 1986, as amended, our Compensation Committee amended the Realogy Officer Deferred Compensation Plan. The amendment permitted participants to revoke their current distribution elections on file and make a new unifying election for their entire account balance. The revocation and election had to be made prior to December 31, 2008. Participants could elect to receive a lump sum distribution in April 2009 or to maintain their then current election. Mr. Hull and Mr. Zipf were the only named executive officers who were participants under the Realogy Officer Deferred Compensation Plan. Each of them made new elections prior to the end of 2008. Under those new elections, they received lump sum distributions in April 2009.

Effective January 1, 2009, the Company suspended participation in the Realogy Officer Deferred Compensation Plan due to the prolonged downturn in the residential housing market and our highly levered debt structure. The suspension remains in effect. Accordingly, none of the named executive officers had any nonqualified deferred compensation at December 31, 2010.

Employment Agreements

The following summarizes the terms of the employment agreements with each of our named executive officers. Severance provisions are described in the section titled “Potential Payments Upon Termination or Change of Control.”

Mr. Smith. On April 10, 2007, we entered into a new employment agreement with Mr. Smith, with a five-year term commencing as of the effective time of the Merger (unless earlier terminated), subject to automatic extension for an additional year unless either party provides notice of non-renewal. This employment agreement supersedes any prior employment agreements that we entered into with Mr. Smith. Pursuant to the agreement, Mr. Smith serves as our President. In addition, Mr. Smith has served as our Chief Executive Officer since November 13, 2007. He also serves as a member of the Board of Directors of Realogy during his term of employment. Mr. Smith is entitled to a base salary of $1 million (the base salary in effect for him as of immediately prior to the effective time of the Merger), may participate in employee benefit plans generally available to our executive officers, and-is eligible to receive an annual bonus award with a target amount equal to 200% of his annual base salary, subject to the attainment of performance goals and his continued employment with us on the last day of the applicable bonus year, as well as adjustments based on a merit review. In connection with entering into his employment agreement and as partial consideration for his retention following the Merger, Mr. Smith received a one-time $5 million bonus in connection with the consummation of the Merger, the after-tax amount of which Mr. Smith elected to invest in shares of Holdings common stock.

Mr. Smith is also entitled to an annual bonus, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. Mr. Smith waived his contractual right to receive this bonus with respect to the bonuses payable in January 2009 and 2010 in order to reduce Company expense but did receive this bonus in January 2011 in the amount of $97,000.

Messrs. Hull, Kelleher, Perriello and Zipf. On April 10, 2007, we entered into new employment agreements with each of Messrs. Hull, Kelleher, Perriello and Zipf (for purposes of this section, each, an “Executive”), with a five-year term (unless earlier terminated) commencing as of the effective time of the Merger, subject to automatic extension for an additional year unless either party provides notice of non-renewal. Pursuant to these employment agreements, each of the Executives continues to serve in the same positions with us as they had served prior to the Merger. These employment agreements supersede any prior employment agreements that we entered into with each Executive. Messrs. Hull, Kelleher, Perriello and Zipf are entitled to the base salary in effect for them as of immediately prior to the effective time of the Merger, as well as employee benefit plans generally available to our executive officers and are eligible for annual bonus awards with a target amount equal to the target bonus in effect for them as of the effective time of the Merger, which target is currently equal to 100% of each Executive’s annual base salary, subject to the attainment of performance goals and the Executive’s being employed with us on the last day of the applicable bonus year. The following are the annual rates of base salary paid to each of the following named executive officers as of December 31, 2010: Mr. Hull, $525,000; Mr. Kelleher, $416,000; Mr. Perriello, $520,000; and Mr. Zipf, $520,000.

Potential Payments upon Termination or Change in Control

The following summarizes the potential payments that may be made to our named executive officers in the event of a termination of their employment or a change of control as of December 31, 2010.

If Mr. Smith’s employment is terminated by us without “cause” or by Mr. Smith for “good reason,” subject to his execution and non-revocation of a general release of claims against us and our affiliates, he will be entitled to (1) a lump sum payment of his unpaid base salary and unpaid earned bonus and (2) an aggregate amount equal to 300% of the sum of his (a) then-current annual base salary and (b) his then-current target bonus, 50% of which will be paid thirty (30) business days after his termination of employment and the remaining portion of which will be paid in thirty-six (36) equal monthly installments following his termination of employment. If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans until the end of the plan year in which he reaches, or would have reached, age 75, subject to his continued payment of the employee portion of the premiums for such coverage. Mr. Smith is subject to three-year post-termination non-competition and non-solicitation covenants and is entitled to be reimbursed by us for any “golden parachute” excise taxes, including taxes on any such reimbursement, subject to certain limitations described in his employment agreement.

Cause is defined in Mr. Smith’s employment agreement to mean (i) his willful failure to substantially perform his duties as an employee of the Company or any subsidiary (other than any such failure resulting from incapacity due to physical or mental illness), (ii) any act of fraud, misappropriation, dishonesty, embezzlement or similar conduct against the Company or any subsidiary, (iii) his conviction of, or plea of guilty or nolo contendere to a charge of commission of, a felony or crime involving moral turpitude, (iv) his indictment for a charge of commission of a felony or any crime involving moral turpitude, provided that the Board determines in good faith that such indictment would result in a material adverse impact to the business or reputation of the Company, (v) his gross negligence in the performance of his duties, or (vi) his purposefully or negligently making (or having been found to have made) a false certification to the Company pertaining to its financial statements; a termination will not be for “Cause” pursuant to clause (i), (ii) or (v), to the extent such conduct is curable, unless the Company shall have notified Mr. Smith in writing describing such conduct and he shall have failed to cure such conduct within ten (10) business days after his receipt of such written notice.

Good Reason is defined in Mr. Smith’s employment agreement as voluntary resignation after any of the following actions taken by the Company or any of its subsidiaries without Mr. Smith’s consent: (i) his removal from, or failure to be elected or re-elected to, the Board; (ii) a material reduction of his duties and responsibilities to the Company, (iii) a reduction in his annual base salary or target bonus (not including any diminution related to a broader compensation reduction that (A) is made in consultation with Mr. Smith and (B) is applied to all senior executives of the Company in a relatively proportionate manner); (iv) the relocation of Mr. Smith’s primary office to a location more than 30 miles from the prior location; (v) delivery of notice of non-renewal of the employment period by the Company (other than non-renewal by the Company due to Mr. Smith’s disability, termination for Cause or termination by Mr. Smith); or (vi) a material breach by the Company of a material provision of the employment agreement (including a breach of Section 2(a) of the employment agreement, which sets forth Mr. Smith’s position with the Company). A termination shall not be for “Good Reason” pursuant to clause (i), (ii), (iii) or (iv), unless Mr. Smith shall have given written notice of his intention to resign for Good Reason and the Company shall have failed to cure the event giving rise to Good Reason within ten (10) business days after the Company’s receipt of such written notice.

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

The definition of Cause and Good Reason under each Executive’s employment agreement are identical to those contained in Mr. Smith’s employment agreement except as follows: (A) clause (i) of the definition of Good Reason under Mr. Smith’s employment agreement is not contained in the definition of Good Reason in each Executive’s employment agreement; and (B) the addition of language in the definition of Good Reason that a material breach by the Company of a material provision of the Executive’s employment agreement does not include any promotion or lateral assignment of the Executive.

Each Executive is subject to a two-year post-termination non-competition covenant and three-year post-termination non-solicitation covenant.

The following table sets forth information regarding the value of potential termination payments and benefits our named executive officers would have become entitled to receive upon their termination of employment with us under certain circumstances as of December 31, 2010:

Name	Benefit	Termination without Cause or for Good Reason within 12 months following a Sale of the Company ($)		Termination without Cause or for Good Reason other than within 12 months following a Sale of the Company ($)	Death ($)	Disability ($)
Richard A. Smith	Severance Pay	9,000,000	(3)	9,000,000	1,000,000	1,000,000
	Health Care (1)	330,076		330,760	330,076	330,076
	Equity Acceleration	65,363	(2)	—	—	—

Anthony E. Hull	Severance Pay	2,100,000		2,100,000	525,000	525,000
	Health Care	25,641		25,641	12,821	12,821
	Equity Acceleration	15,750	(2)	—	—	—

Kevin J. Kelleher	Severance Pay	1,664,000		832,000	416,000	416,000
	Health Care	23,455		23,455	11,728	11,728
	Equity Acceleration	12,600	(2)	—	—	—

Alexander E. Perriello, III.	Severance Pay	2,080,000		1,040,000	520,000	520,000
	Health Care	10,578		10,578	5,289	5,289
	Equity Acceleration	15,750	(2)	—	—	—

Bruce Zipf	Severance Pay	2,080,000		1,040,000	520,000	520,000
	Health Care	18,307		18,307	9,154	9,154
	Equity Acceleration	12,600	(2)	—	—	—

(1)	If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans until the end of the plan year in which he reaches, or would have reached, age 75, subject to his continued payment of the employee portion of the premiums for such coverage.
(2)	The vesting of options accelerate upon a Sale of the Company provided, however, that in the event the individual terminates his employment without “good reason” or his employment is terminated for “cause” within one year of the Sale of the Company, the individual would be required to remit to the Company the proceeds realized in the Sale of the Company for those options, the vesting of which was accelerated due to the Sale of the Company. The value ascribed to the accelerated vesting of the options is based upon a fair market value of the Holdings common stock of $0.86 per share as of December 31, 2010.
(3)	No “golden parachute” excise tax would be payable based upon Mr. Smith’s historical compensation and, accordingly, the Company would have no obligation to reimburse Mr. Smith for any such taxes.

Director Compensation

The following sets forth information concerning the compensation of our independent director in 2010. None of the other members of our board of directors received any compensation for their service as a director in 2010.

Name	Fees earned or paid in cash ($)	All other compensation ($)		Total ($)
V. Ann Hailey	160,000	—		160,000
Henry R. Silverman	—	141,482	(1)	141,482	(1)

(1)	Consists of post-employment secretarial support provided to Mr. Silverman pursuant to his employment agreement with us.

Ms. Hailey, our only independent director and the Chair of our Audit Committee, joined the Board on February 4, 2008. She receives a director retainer of $150,000 and a fee as Audit Committee Chair of $10,000, each on an annualized basis. During 2009 and 2010, the entire $150,000 director retainer fee was payable in cash pursuant to an action taken by the Compensation Committee. For 2008, of the $150,000 director retainer fee, $90,000 was payable pursuant to a grant of restricted shares of common stock of Holdings based upon the fair market value of the common stock on the date of grant, provided that in connection with the initial grant made on February 4, 2008, the common stock was valued at $10.00 per share. The vesting of the restricted stock is identical to the vesting terms of the restricted stock awards granted to certain executive officers: namely, one-half vested 18 months following the date of grant (August 4, 2009) and the other half vested 36 months following the date of grant (February 4, 2011). We determined that the fair market value of the restricted stock award of 9,000 shares on the date of grant (February 4, 2008) was $90,000.

Newly appointed independent directors also receive on the date of their appointment a one-time grant of non-qualified options to purchase 50,000 shares of common stock of Holdings with an exercise price equal to the greater of $10.00 per share or the fair market value of the Holdings common stock on the date of grant. The options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to acceleration and vesting in full upon a Sale of the Company (as that term is defined in the Holdings Stock Incentive Plan). We determined that in accordance with the FASB’s guidance on accounting for stock-based compensation, the fair market value of the option on the date of grant (February 4, 2008) was $2.42 per share or $121,000 in the aggregate.

On March 3, 2011, the Compensation Committee amended the Holdings’ policy with respect to compensation of directors to eliminate the one-time grant of non-qualified options for any newly appointed independent director and to provide that one-half of the $150,000 annual independent director retainer fee will be payable pursuant to a grant of non-qualified stock options. The exercise price of the options will be equal to the fair market value of the Class A Common Stock on the date of grant and the options will become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to acceleration and vesting in full upon a Sale of the Company. In accordance with the revised policy, on March 3, 2011, the Compensation Committee awarded Ms. Hailey, as part of her 2011 director compensation, a grant of 105,000 non-qualified options to purchase shares of Class A Common Stock at an exercise price of $0.86 per share, which the Compensation Committee determined was the fair market value of the Class A Common Stock on the date of grant. To increase the retention incentives provided by our stock based compensation programs to Ms. Hailey, the Compensation Committee also approved the grant of 150,000 non-qualified stock options to purchase shares of Class A Common Stock at an exercise price of $0.86 per share to become exercisable at the rate of 37,500 options per year commencing March 3, 2012, and the grant of a restricted stock award for 105,000 shares of Class A Common Stock, 52,500 shares of which will vest 18 months following the date of grant and the balance will vest 36 months following the date of grant, subject to her continued service on the Holdings Board.

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

The assumptions we used in determining the grant date fair value of the restricted stock and options outstanding at December 31, 2010 are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.

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

During 2010, none of the members of the Compensation Committee had any relationship that requires disclosure in this Annual Report as a transaction with a related person, though both members are employed by Apollo, which has engaged in related party transactions with us during 2010 as discussed in “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

During 2010, (1) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board; (2) none of our executive officers served as a director of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board, and (3) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of the directors of the Holdings Board or Realogy Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Holders and Management

All of our issued and outstanding common stock is owned by our parent, Intermediate, and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Our common stock owned by Intermediate constitutes all of our issued and outstanding capital stock.

Pursuant to Holdings’ amended and restated certificate of incorporation, Holdings has two classes of common stock, Class A Common Stock (“Class A Common Stock”) and Class B Common Stock (“Class B Common Stock” and together with the Class A Common Stock, the “common stock”), each with a par value of $0.01 per share. All of the outstanding shares of common stock are shares of Class B Common Stock and all of the common stock into which the Convertible Notes are convertible will be shares of Class A Common Stock. Each share of Class A Common Stock has one vote per share. Each share of Class B Common Stock has five votes per share. The Class B Common Stock will automatically convert into Class A Common Stock on a share-for-share basis once (i) Apollo converts all of the Convertible Notes it received in the Debt Exchange Offering into shares of Class A Common Stock or (ii) upon a Qualified Public Offering, provided that such conversion would not result in a change of control of Realogy.

The following table sets forth information regarding the beneficial ownership of Holdings common stock as of March 1, 2011 assuming all of the Convertible Notes are converted into common stock, by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 1, 2011, there were 200,430,906 shares of Holdings common stock outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Class A Common Stock (1)	Amount and Nature of Beneficial Ownmership of Class B Common Stock	Percentage of Class B Common Stock	Percentage of Common Stock (1)
Apollo (2)	1,276,938,607	197,820,000	98.7%	66.2%
Henry R. Silverman (3) (9)	—	1,500,000	*	*
Richard A. Smith (4)	—	912,025	*	*
Anthony E. Hull (5)	—	282,025	*	*
Kevin J. Kelleher (6)	—	181,069	*	*
Alexander E. Perriello, III (7)	—	232,025	*	*
Bruce Zipf (8)	—	224,050	*	*
Marc E. Becker (9)	—	—	—	*
V. Ann Hailey (10)	—	46,500	*	*
Scott M. Kleinman (9)	—	—	—	*
M. Ali Rashid (8)	—	—	—	*
Directors and executive officers as a group (14 persons) (11)	—	3,723,406	1.8%	*
Paulson & Co. Inc. (12)	479,022,151	—	—	21.5%
York Capital Management (13)	75,418,797	—	—	3.4%
Avenue Capital Management II, L.P. (14)	62,238,295	—	—	2.8%
Western Asset Management Company (15)	61,646,832	—	—	2.8%

*	Less than one percent.
(1)	Assumes conversion of all outstanding Convertible Notes into shares of Class A Common Stock. As of March 1, 2011, $1,143,706,000 aggregate principal amount of Series A Convertible Notes, $291,424,196 aggregate principal amount of Series B Convertible Notes and $675,111,000 aggregate principal amount of Series C Convertible Notes were outstanding. The initial conversion rates of the Convertible Notes are 975.6098 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes or Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and 926.7841 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share. The conversion rates are subject to certain anti-dilution adjustments. Assuming all of the Convertible Notes were converted into Class A Common Stock at the applicable initial conversion rates and assuming conversion of all of the Class B Common Stock into Class A Common Stock on a share-for-share basis, there would be 2,226,240,129 shares of Class A Common Stock outstanding as of March 1, 2011.
(2)

Reflects (i) the outstanding shares of capital stock of Domus Holdings Corp. which are held of record by Apollo Investment Fund VI, L.P. (“AIF VI LP”), Domus Investment Holdings, LLC (“Domus LLC”), Domus Co-Investment Holdings LLC (“Domus Co-Invest LLC”) and various members of management of Holdings and Realogy, which are shares of Class B Common Stock with five votes per share, and (ii) the outstanding shares of Class A Common Stock that will be held by RCIV Holdings (Luxembourg) S.à r.l. (“RCIV Sarl”) upon the conversion of its Convertible Notes. The general partner of AIF VI LP is Apollo Advisors VI, L.P. (“Advisors VI”) and the investment manager of AIF VI LP is Apollo Management VI, L.P. (“Management VI”). The sole stockholder of RCIV Sarl is RCIV Holdings, L.P. (“RCIV Holdings”). The general partner of RCIV Holdings is Apollo Advisors VI (EH), L.P. (“Advisors VI EH”) and the investment manager of RCIV Holdings is Management VI. Management VI also serves as the manager or managing member of each of Domus LLC and Domus Co-Invest LLC. The general partner of Management VI is AIF VI Management, LLC (“AIF VI LLC”). The sole member-manager of AIF VI LLC is Apollo Management, L.P. (“Apollo Management”). The general partner of Apollo Management is Apollo Management GP, LLC (“Apollo Management GP”). The sole member-manager of Apollo Management GP is Apollo Management Holdings, L.P. (“Management Holdings”). The general partner of Management Holdings is Apollo Management Holdings GP, LLC (“Management Holdings GP” and together with Management VI, AIF VI LLC, Apollo Management, Apollo Management GP and Management Holdings, the “Apollo Management Entities”). The general partner of Advisors VI is Apollo Capital Management VI,

LLC (“Capital Management VI”). The sole member of Capital Management VI is Apollo Principal Holdings I, L.P. (“Principal Holdings I”), and the general partner of Principal Holdings I is Apollo Principal Holdings I GP, LLC (“Principal Holdings I GP”). The general partner of Advisors VI EH is Apollo Advisors VI (EH-GP), Ltd. (“Advisors VI EH-GP”) The sole stockholder of Advisors VI EH-GP is Apollo Principal Holdings III, L.P, (“Principal Holdings III”), and the general partner of Principal Holdings III is Apollo Principal Holdings III GP, Ltd. (“Principal Holdings III GP” and together with Advisors VI, Advisors VI EH, Capital Management VI, Principal Holdings I, Principal Holdings I GP, Advisors VI EH GP and Principal Holdings III, the “Apollo Advisors Entities”). Leon Black, Joshua Harris and Marc Rowan are the managers of each of Management Holdings GP and Principal Holdings I GP and the directors of Principal Holdings III GP. Each of AIF VI LP, Domus LLC, Domus Co-Invest LLC, RCIV Sarl, RCIV Holdings, the Apollo Management Entities, the Apollo Advisors Entities and Messrs. Black, Harris and Rowan disclaims beneficial ownership of the shares of Realogy held by Domus Intermediate except to the extent of any pecuniary interest therein. The address for RCIV Sarl is 9b, boulevard Prince Henri, L-1724, Luxembourg Luxembourg, and the address for RCIV Holdings is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands. The address for AIF VI LP, Domus LLC, Domus Co-Invest LLC and the Apollo Advisors Entities is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for the Apollo Management Entities and Messrs. Black, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, NY 10019. Does not include 4,159,356 shares of common stock (including 2,606,906 shares held outright, 1,552,450 shares issuable upon exercise of currently exercisable options or options exercisable within 60 days of March 1, 2011) beneficially owned by our directors and executive officers and other members of our management, for which AIF VI LP and Domus LLC have voting power pursuant to the Management Investor Rights Agreement (as defined below) but not investment power.

(3)	Includes 1,500,000 shares of common stock issuable upon currently exercisable options but does not include 3,500,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(4)	Does not include 3,112,500 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(5)	Does not include 750,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(6)	Does not include 600,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(7)	Does not include 750,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(8)	Does not include 600,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(9)	Messrs. Silverman, Becker, Kleinman and Rashid are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Silverman, Becker, Kleinman and Rashid may be deemed the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(10)	Includes 37,500 shares of common stock issuable upon exercise of currently exercisable options. Does not include an additional 12,500 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(11)	Includes options to purchase 1,537,500 shares of common stock issuable upon exercise of currently exercisable options or options that become exercisable within 60 days following March 1, 2011. Does not include 10,525,000 shares of common stock that are issuable upon exercise of options that remain subject to vesting.
(12)	Based on information furnished to us by such person, consists of all the shares of Class A Common Stock held by Paulson assuming conversion of its Convertible Notes. Assuming only Paulson converts its Convertible Notes, it would own approximately 70.5% of the total outstanding shares of common stock and approximately 32.3% of the voting power with respect to the common stock. Paulson holds the shares of Class A Common Stock on behalf of the several investment funds and accounts managed by it. John Paulson owns 100% of Paulson and has sole voting power and authority over the shares of Class A Common Stock held by Paulson. John Paulson may be deemed the beneficial owner of shares beneficially owned by Paulson but disclaims beneficial ownership of any such shares. The address for Paulson is 1251 Avenue of the Americas, 50th Floor, New York, New York 10020.
(13)

Based on information furnished to us by such person, consists of all the shares of Class A Common Stock held by certain entities managed by York Capital Management (together with such entities, “York”) assuming conversion of their Convertible Notes. Assuming only York converts its Convertible Notes, it would own approximately 27.3% of the total outstanding shares of common stock and approximately 7.0%

of the voting power with respect to the common stock. The holders of record of the shares of Class A Common Stock owned by York are York Credit Opportunities Fund, L.P., York Credit Opportunities Master Fund, L.P. Jorvik Multi-Strategy Master Fund, L.P., York Multi-Strategy Master Fund, L.P., York Capital Management, L.P. and certain accounts managed by York Managed Holdings, LLC. The general partner of York Credit Opportunities Fund, L.P. and York Credit Opportunities Master Fund, L.P. is York Credit Opportunities Domestic Holdings, LLC. The general partner of Jorvik Multi-Strategy Master Fund, L.P., York Multi-Strategy Master Fund, L.P. and York Capital Management, L.P. is Dinan Management, LLC. York Capital Management Global Advisors, LLC has sole voting power and investment authority over the shares of Class A Common Stock held by each of the foregoing. The address for York is 767 Fifth Avenue, 17th Floor, New York, New York 10153.

(14)	Based on information furnished to us by such person, consists of all of the shares of Class A Common Stock held by Avenue Capital Management II, L.P. (together with its affiliated funds, “Avenue”) assuming conversion of its Convertible Notes. Assuming only Avenue converts its Convertible Notes, it would own approximately 23.7% of the total outstanding shares of common stock and approximately 6.2% of the voting power with respect to the common stock. The holders of record of the shares of Class A Common Stock owned by Avenue are Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P., Avenue Investments, L.P. and Avenue International Master, L.P. Avenue Capital Management II, LP has sole voting power and investment authority over the shares of Class A Common Stock held by each of the foregoing. The general partner of Avenue Capital Management II, LP is Avenue Capital Management II GenPar, LLC whose sole members are Marc Lasry and Sonia Gardner. Each of Marc Lasry and Sonia Gardner may be deemed beneficial owners of the shares beneficially owned by Avenue but each disclaim beneficial ownership of any such shares. The address for Avenue is 399 Park Avenue, 6th Floor, New York, NY 10022.
(15)	Based on information furnished to us by such person, consists of all of the shares of Class A Common Stock held in investment funds and separately managed client accounts (the “WAMCO Accounts”) for which Western Asset Management Company (“WAMCO”) serves as investment manager. The number of shares reported assumes conversion of all Convertible Notes held in the WAMCO Accounts. Assuming only WAMCO converts all Convertible Notes held in the WAMCO Accounts, the WAMCO Accounts would own approximately 23.5% of the total outstanding shares of common stock and approximately 6.2% of the voting power with respect to the common stock. WAMCO does not directly own any of the shares listed. WAMCO may be deemed to be the beneficial owner of shares beneficially owned by the client accounts for which it serves as investment manager, but disclaims beneficial ownership of any such shares. The address for WAMCO is 385 E. Colorado Blvd., Pasadena, CA 91101.

Equity-Based Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Merger on April 10, 2007, the Holdings Board adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes the Holdings Board, or a committee thereof, to grant unqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Holdings common stock, to directors and employees of, and consultants to, Holdings and its subsidiaries, including Realogy. On November 13, 2007, the Holdings Board amended and restated the Stock Incentive Plan to increase the number of shares of Holdings common stock authorized for issuance thereunder from 15 million to 20 million. The Stock Incentive Plan was further amended on November 9, 2010. For additional discussion of our equity compensation, see “Item 11 – Executive Compensation – Stock Incentive Plan” and Note 12, “Stock-Based Compensation” of our consolidated financial statements included elsewhere in this Annual Report. The table below summarizes the equity issuances under the Stock Incentive Plan as of December 31, 2010:

Plan Category	Number of Securities To be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans-approved by stockholders	—		—	—
Equity compensation plans-not approved by stockholders	15,257,750	(2)	$4.53	2,016,750	(3)

(1)	Does not include 4,500 restricted shares outstanding at December 31, 2010.
(2)	In addition, of the shares of Holdings common stock issued and outstanding at December 31, 2010, there were 2,725,500 shares of common stock that had been purchased or had vested under the Stock Incentive Plan pursuant to individual subscription agreements and restricted stock awards (including shares that have been forfeited to satisfy tax withholding obligations).
(3)	Also gives effect to shares issued under the Stock Incentive Plan as described in footnote (2).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Support Agreement

On November 30, 2010, the Company and Holdings entered into a support agreement (the “Support Agreement”) with Paulson, Avenue and RCIV Sarl, an affiliate of Apollo, the Company’s controlling stockholder (together with Paulson and Avenue, the “Significant Holders”), which collectively held, as of such date, approximately $1.01 billion (59%) aggregate principal amount of Existing Senior Notes, approximately $342 million (73%) aggregate principal amount of Existing Senior Toggle Notes and approximately $606 million (69%) aggregate principal amount of the Existing Senior Subordinated Notes, whereby (i) Paulson and Apollo agreed to tender in the Debt Exchange Offering all of their Existing Notes in exchange for Convertible Notes, plus any additional Existing Notes acquired by them through the expiration of the Exchange Offers (the “Expiration Time”) and (ii) Avenue agreed to tender in the Debt Exchange Offering approximately $250 million aggregate principal amount of its Existing Notes for Extended Maturity Notes and the remaining approximately $64 million aggregate principal amount of its Existing Notes for Convertible Notes, plus any additional Existing Notes acquired by them through the Expiration Time. Apollo agreed to participate in the Debt Exchange Offering with respect to approximately $1,338 million aggregate principal amount of Existing Notes.

Pursuant to the Support Agreement, the Company and Holdings agreed to indemnify each Significant Holder for losses resulting from any claims of their stockholders, investors or creditors, or any of their affiliates or subsidiaries, in connection with the Debt Exchange Offering and also reimbursed each of Paulson and Avenue for reasonable attorney’s fees incurred by them in connection with the Debt Exchange Offering up to $225,000 in each case.

Apollo, Paulson and Avenue tendered approximately $1,338 million, $494 million and $314 million aggregate principal amount of Existing Notes, respectively, in the Debt Exchange Offering.

Issuance of Convertible Notes Upon Consummation of Exchange Offers; Amendment and Restated Certificate of Incorporation of Holdings

On January 5, 2011, the Company, in connection with the consummation of the Exchange Offers, issued $1,144 million aggregate principal amount of Series A Convertible Notes, $291 million aggregate principal amount of Series B Convertible Notes and $675 million aggregate principal amount of Series C Convertible Notes to eligible holders of Existing Notes that elected to receive Convertible Notes in the Exchange Offers. The Convertible Notes were issued pursuant to Section 4(2) of the Securities Act only to holders who were “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) or institutional “accredited investors” within the meaning of Rule 501 (a)(1), (2), (3) or (7) of Regulation D under the Securities Act.

The Company issued approximately $1,338 million, $494 million, $78 million, $64 million and $63 million aggregate principal amount of Convertible Notes to Apollo, Paulson, York, Avenue and WAMCO, respectively.

At the closing of the Debt Exchange Offering, the Holdings certificate of incorporation was amended and restated to provide, among other things, for two classes of common stock, Class A Common Stock and Class B Common Stock. All of the outstanding shares of common stock are shares of Class B Common Stock, substantially all of which are owned by Apollo. All of the common stock into which the Convertible Notes are convertible will be shares of Class A Common Stock. Each Share of Class A Common Stock has one vote per share. Each share of Class B Common Stock has 5 votes per share. The Class B Common Stock will automatically convert into Class A Common Stock on a share-for-share basis once (i) Apollo converts all of the Convertible Notes it received in the Debt Exchange Offering into shares of Class A Common Stock or (ii) upon a Qualified Public Offering, provided that such conversion would not result in a change of control of Realogy. Even if all the outstanding Convertible Notes held by parties other than Apollo were converted into Class A Common Stock, Apollo would continue to control a majority of the voting power of the outstanding Common Stock.

Assuming all Convertible Notes are converted into shares of Class A Common Stock, Apollo and Paulson would beneficially own approximately 66.2% and 21.5%, respectively, of the total outstanding shares of common stock on an as-converted basis (not including shares of common stock held by management for which Apollo exercises voting power). None of York, Avenue and WAMCO would beneficially own more than 5% of the total outstanding shares of common stock assuming the conversion of all the Convertible Notes. However, if any of York, Avenue or WAMCO converted its Convertible Notes before the conversion of any other Convertible Notes, it would beneficially own more than 5% of the total outstanding shares of common stock. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In connection with the Exchange Offers, each of York, Avenue, Paulson and WAMCO also entered into a securityholders agreement with the Company, Holdings and Apollo as further described below.

Apollo Securityholders Agreement

On January 5, 2011, Holdings and certain holders of common stock affiliated with Apollo amended and restated the Securityholders Agreement, originally dated as of April 10, 2007 (as amended and restated, the “Apollo Securityholders Agreement”), which became effective upon consummation of the Debt Exchange Offering. The Apollo Securityholders Agreement, among other things, generally sets forth the rights and obligations of Domus Co-Investment Holdings LLC—a co-investment entity formed at the time of the Merger for the purpose of owning shares of common stock held beneficially by certain co-investors.

The Apollo Securityholders Agreement provides that prior to a Qualified Public Offering, Apollo Investment Fund VI, L.P., RCIV Holdings (Luxembourg) S.à r.l., RCIV Holdings, L.P. and Domus Investment Holdings, LLC (collectively, the “Sponsor Funds”) will have preemptive rights with respect to certain offerings by Holdings or Realogy of equity securities. The Sponsor Funds’ preemptive rights do not apply to the Convertible Notes issued upon consummation of the Debt Exchange Offering or to the Class A Common Stock issued upon conversion thereof. If Holdings or Realogy proposes to issue or sell any equity securities, or securities convertible into, issuable upon exercise of or exchangeable for any such equity securities (excluding the Convertible Notes and Class A Common Stock issued upon conversion thereof and subject to certain customary exceptions), then the Sponsor Funds will have the right to participate in any such issuance based on its pro rata equity ownership on a fully diluted basis. The Apollo Securityholders Agreement also provides for limited preemptive rights to Domus Co-Invest LLC in any subscription of equity securities of Holdings or its subsidiaries (or securities convertible into or exchangeable for any such equity securities) by the Sponsor Funds or any affiliates thereof to which any transfers of common stock are made.

The Apollo Securityholders Agreement also:

•	provides for certain rights and obligations of Domus Co-Invest LLC upon any disposition of shares of common stock by the Sponsor Funds to any third party;

•	restricts the ability of Domus Co-Invest LLC to transfer its shares in Holdings, other than in connection with sales initiated by the Sponsor Funds;

•	provides Domus Co-Invest LLC with certain information rights;

•	provides that the board of directors of Holdings shall include two directors previously designated by Domus Co-Invest LLC and Apollo Investment Fund VI, L.P. and three directors designated by the

Sponsor Funds, in each case, for so long as such entity continues to own common stock or Convertible Notes, and additional directors or non-voting observers designated pursuant to any other agreements of Holdings.

Amended and Restated Management Investor Rights Agreement

On January 5, 2011, Holdings also amended and restated its management investor rights agreement, originally dated as of April 7, 2007 (as amended and restated, the “Management Investor Rights Agreement”), which became effective upon consummation of the Exchange Offers. The Management Investor Rights Agreement was entered into by and among Holdings and AIF VI LP, RCIV Sarl, RCIV Holdings, Domus LLC (collectively, the “Apollo Holders”) and certain management holders (collectively, the “Management Holders”).

The Management Investor Rights Agreement, among other things:

•	allows the Management Holders to participate, and grants the Apollo Holders the right to require the Management Holders to participate, in certain sales or transfers of shares of common stock;

•	restricts the ability of Management Holders to transfer, assign, sell, gift, pledge, hypothecate, encumber, or otherwise dispose of common stock prior to a Qualified Public Offering;

•

allows Management Holders, subject to mutual indemnification and contribution rights, to include certain securities in a registration statement filed by Holdings with respect to an offering of common stock (i) in connection with the exercise of any demand rights by the Apollo Holders and any affiliates thereof to which any transfers of common stock are made (collectively, the “Apollo Group”) or any other securityholder possessing such rights, or (ii) in connection with which the Apollo Group exercises “piggyback” registration rights;

•	allows Holdings and the Apollo Group to repurchase common stock held by Management Holders upon termination of employment or their bankruptcy or insolvency; and

•	obligates the Management Holders to abide by certain nonsolicitation, noncompetition, confidentiality and proprietary rights provisions.

The Management Investor Rights Agreement will terminate upon the earliest to occur of the dissolution of Holdings, the occurrence of any event that reduces the number of parties to the agreement to one and the consummation of a control disposition.

Paulson Securityholders Agreement

On November 30, 2010, the Company, Holdings, Paulson and certain affiliates of Apollo (Domus LLC, RCIV Holdings, RCIV Sarl, AIF VI LP and Domus Co-Invest LLC) entered into a securityholders agreement with Paulson (the “Initial Paulson Agreement”) which was subsequently amended and restated on January 5, 2011 (the “Amended and Restated Paulson Agreement” and, together with the Initial Paulson Agreement, the “Paulson Securityholders Agreement”). The Paulson Securityholders Agreement became effective on January 5, 2011, upon consummation of the Debt Exchange Offering. The material terms of the Paulson Securityholders Agreement are set forth below.

Preemptive Rights

Prior to a Qualified Public Offering, Paulson has preemptive rights with respect to certain offerings by Holdings or Realogy of equity or debt. Paulson’s preemptive rights shall not apply to the Convertible Notes issued upon consummation of the Debt Exchange Offering or to the Class A Common Stock issued upon conversion thereof. If Holdings or Realogy proposes to issue or sell any equity securities, or securities convertible into, issuable upon exercise of or exchangeable for any such equity securities (subject to certain customary exceptions), then Paulson has the right to participate in any such issuance based on its pro rata equity ownership on a fully diluted basis. If Holdings or Realogy proposes to issue or sell debt to an affiliate of Holdings or Realogy, then Paulson has the right to participate in any such issuance up to an amount equal to the fraction of the total offering determined by dividing (i) its then owned New Notes (including Convertible Notes that have been converted into shares of Class A Common Stock still owned by it) by (ii) the total principal amount of outstanding debt of Realogy and Holdings as of the date of the Paulson Securityholders Agreement (“Pro Rata Debt Ownership”). In addition, Realogy will use commercially reasonable efforts to allow Paulson to participate in debt financings to third parties based on Paulson’s Pro Rata Debt Ownership, provided that if Apollo participates in such financing, Paulson shall also be permitted to participate in such financing to the same extent as Apollo based on their respective Pro Rata Debt Ownership at such time.

Registration Rights

Demand Rights. Paulson has two “demand” rights that allow Paulson, at any time after 36 months following the consummation of the Exchange Offers, to request that Holdings undertake an underwritten public offering of its Class A Common Stock under the Securities Act so long as the estimated gross proceeds of any such underwritten public offering would be equal to or greater than $75 million, provided that if the number of Paulson’s shares of Class A Common Stock originally included in Paulson’s demand request is reduced to less than two-thirds of such shares in the underwritten public offering as a result of underwriter cutbacks, Paulson shall not be deemed to have used one of its demand rights. In addition, if Paulson elects to exercise its demand rights prior to a Qualified Public Offering or Holdings notifies Paulson of its intention to consummate a Qualified Public Offering, Paulson will not publicly sell any shares of Class A Common Stock from such time until the expiration of its applicable Lock-Up Period (as defined below).

Blackout Periods. Holdings has the ability to delay the filing of a registration statement in connection with an underwritten demand request for not more than an aggregate of 90 days (the “Maximum Blackout Period) in any twelve-month period, subject to certain conditions. To the extent Holdings delays the filing of a registration statement for a period in excess of the Maximum Blackout Period, it has agreed to pay liquidated damages to Paulson based on the principal amount of Convertible Notes exchanged for the shares of Class A Common Stock requested to be included in such registration by Paulson.

Piggyback Registration Rights. Paulson also has unlimited “piggyback” registration rights that allow Paulson to include its Class A Common Stock in any public offering of equity securities initiated by Holdings or by any of Holdings’ other stockholders that have registration rights, subject to certain customary exceptions. Such registration rights are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering and may be assigned to third parties if assigned together with a transfer by Paulson of at least $10 million aggregate principal amount of its Convertible Notes or shares of Class A Common Stock issued upon conversion of such Convertible Notes.

Lock-Up

If Holdings registers shares of common stock in an underwritten offering and if requested by the lead managing underwriter in such offering, Paulson will not sell publicly any capital stock of Holdings for a period of not more than 90 days (or up to 180 days in the case of a Qualified Public Offering), commencing on the effective date of the applicable registration statement (each, a “Lock-Up Period”), subject to certain customary exceptions. Paulson has also agreed to enter into customary lock-up agreements with the lead managing underwriter to the extent requested to do so.

Indemnification; Expenses

Holdings has agreed to indemnify Paulson and its officers, directors, employees, managers, members, partners and agents and controlling persons against any losses resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which Paulson sells shares of Class A Common Stock, unless such liability arose from Paulson’s misstatement or omission, and Paulson has agreed to indemnify Holdings against all losses caused by its misstatements or omissions up to the amount of proceeds received by Paulson upon the sale of the securities giving rise to such losses. Holdings will pay all registration expenses incidental to Holdings’ obligations under the Paulson Securityholders Agreement, including a specified portion of Paulson’s legal fees and expenses, and Paulson will pay any remaining legal fees and expenses and its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its shares of Class A Common Stock under the Paulson Securityholders Agreement.

Tag-Along Rights

If at any time, prior to the consummation of a Qualified Public Offering, certain Apollo entities propose to sell or transfer 5% or more of the outstanding shares of common stock on a fully diluted basis to any non affiliated third party, other than in a Public Sale, then Paulson has the right, subject to certain conditions, to participate in such transfer on a pro rata basis.

“Public Sale” means any sale, occurring simultaneously with or after an initial public offering of shares of Class A Common Stock pursuant to an effective registration statement under the Securities Act, of common stock to the public pursuant to an offering registered under the Securities Act or to the public in the manner described by the provisions of Rule 144 promulgated thereunder, other than an offering relating to employee incentive plans.

Designation and Election of Directors

Until Paulson ceases to own directly or indirectly, shares of common stock (assuming conversion of all of its then outstanding Convertible Notes) representing at least 5% of the outstanding shares of common stock on a fully-diluted basis, Paulson has the right to either (i) nominate one appointee to the Board of Directors of Holdings or (ii) designate one non-voting observer to attend all meetings of the Board of Directors of Holdings.

Consent Rights

Prior to the consummation of a Qualified Public Offering, Holdings, Intermediate and Realogy shall not declare or pay any dividends or any other distributions on capital stock or redeem or repurchase any shares of capital stock without the prior written consent of Paulson, subject to certain specified exceptions. In addition, prior to the consummation of a Qualified Public Offering, Holdings and its direct and indirect subsidiaries may not enter into any transaction or series of transactions with certain Apollo entities if such transaction involves consideration in excess of $10 million without Paulson’s prior written consent, unless such transaction is (i) in connection with the Exchange Offers, a preemptive event pursuant to which Paulson was given the opportunity to participate or pursuant to agreements or arrangements entered into prior to the date of the Paulson Securityholders Agreement, (ii) expressly permitted by the indentures governing the New Notes or (iii) not materially less favorable to Holdings or any of its direct or indirect subsidiaries than could have been obtained in a comparable transaction with an unrelated person.

Holdings may also not enter into any supplement of the indentures governing the Convertible Notes that would materially adversely affect Paulson’s holdings of Convertible Notes for so long as Paulson owns at least 50% of the Convertible Notes it received in the Exchange Offers. The Paulson Securityholders Agreement also provides that without the prior written consent of Paulson, (i) Holdings shall not permit any of its direct or indirect subsidiaries to effectuate an initial public offering of common stock, (ii) Holdings shall at all times own 100% of the capital stock of Intermediate and Intermediate shall at all times own, directly or indirectly, 100% of the capital stock of Realogy and (iii) Holdings shall not engage in any business or activity other than owning shares of Intermediate and Intermediate shall not engage in any business or activity other than owning shares of Realogy.

Termination

The Paulson Securityholders Agreement will terminate upon the first to occur of (i) Holdings’ dissolution, liquidation or winding-up; (ii) with respect to Paulson, when Paulson ceases to own shares of common stock (assuming conversion of all of its then outstanding Convertible Notes) representing at least 5% of the outstanding shares of common stock on a fully diluted basis and (iii) with respect to each Apollo Holder, when such Apollo Holder ceases to own shares of common stock or Convertible Notes; provided, however, that Paulson’s preemptive rights and tag-along rights with respect to equity issuances will not terminate until such time that Paulson owns less than $15 million aggregate principal amount of the Convertible Notes (or shares of Class A Common Stock issued upon conversion of such Convertible Notes or a combination thereof) it received upon consummation of the Exchange Offers.

Avenue Securityholders Agreement

On November 30, 2010, the Company, Holdings, Avenue and certain affiliates of Apollo (Domus LLC, RCIV Holdings, RCIV Sarl, AIF VI LP and Domus Co-Invest LLC) entered into a securityholders agreement with Avenue (the “Initial Avenue Agreement”) which was subsequently amended and restated on January 5, 2011 (the “Amended and Restated Avenue Agreement” and, together with the Initial Avenue Agreement, the “Avenue Securityholders Agreement”). The Avenue Securityholders Agreement became effective on January 5, 2011, upon consummation of the Exchange Offers. The material terms of the Avenue Securityholders Agreement are set forth below.

Preemptive Rights

Prior to a Qualified Public Offering, Avenue has preemptive rights with respect to certain offerings by Holdings or Realogy of equity or debt. Avenue’s preemptive rights shall not apply to the Convertible Notes issued upon consummation of the Debt Exchange Offering or to the Class A Common Stock issued upon conversion thereof. If Holdings or Realogy proposes to issue or sell any equity securities, or securities convertible into, issuable upon exercise of or exchangeable for any such equity securities (subject to certain customary exceptions), then Avenue has the right to participate in any such issuance based on its pro rata equity ownership on a fully diluted basis. If Holdings or Realogy proposes to issue or sell debt to an affiliate of Holdings or Realogy, then Avenue has the right to participate in any such issuance based on its Pro Rata Debt Ownership. In addition, Realogy will use commercially reasonable efforts to allow Avenue to participate in debt financings to third parties based on Avenue’s Pro Rata Debt Ownership, provided that if Avenue participates in such financing, Avenue shall also be permitted to participate in such financing to the same extent as Apollo based on their respective Pro Rata Debt Ownership at such time.

Piggyback Registration Rights

Avenue has unlimited “piggyback” registration rights that allow Avenue to include its Class A Common Stock in any public offering of equity securities initiated by Holdings or by any of Holdings’ other stockholders that have registration rights, subject to certain customary exceptions. Such registration rights are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering and may be assigned to third parties if assigned together with a transfer by Avenue of at least $10 million aggregate principal amount of its Convertible Notes or shares of Class A Common Stock issued upon conversion of such Convertible Notes.

Lock-Up

If Holdings registers shares of common stock in an underwritten offering and if requested by the lead managing underwriter in such offering, Avenue will not sell publicly any capital stock of Holdings during the applicable Lock-Up Period, subject to certain customary exceptions. Avenue will also enter into customary lock-up agreements with the lead managing underwriter to the extent requested to do so. In addition, if Holdings notifies Avenue of its intention to consummate a Qualified Public Offering, Avenue will not publicly sell any shares of Class A Common Stock from such time until the expiration of its applicable Lock-Up Period.

Tag-Along Rights

If at any time, prior to the consummation of a Qualified Public Offering, certain Apollo entities propose to sell or transfer 5% or more of the outstanding shares of common stock on a fully diluted basis to any non-affiliated third party, other than in a Public Sale, then Avenue has the right, subject to certain conditions, to participate in such transfer on a pro rata basis.

Indemnification; Expenses

Holdings has agreed to indemnify Avenue and its officers, directors, employees, managers, members, partners and agents and controlling persons against any losses resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which Holdings sells shares of Class A Common Stock, unless such liability arose from Avenue’s misstatement or omission, and Avenue has agreed to indemnify Holdings against all losses caused by its misstatements or omissions up to the amount of proceeds received by Avenue upon the sale of the securities giving rise to such losses. Holdings will pay all registration expenses incidental to Holdings’ obligations under the Avenue Securityholders Agreement, including a specified portion of Avenue’s legal fees and expenses, and Avenue will pay any remaining legal fees and expenses and its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its shares of Class A Common Stock under the Avenue Securityholders Agreement.

Termination

The Avenue Securityholders Agreement will terminate upon the first to occur of (i) Holdings’ dissolution, liquidation or winding-up; (ii) with respect to Avenue, when Avenue ceases to own Registrable Securities (as defined in the Avenue Securityholders Agreement) (assuming all of the then outstanding Convertible Notes held by Avenue have been converted into shares of Class A Common Stock) representing at least 30% of the Registrable Securities (assuming all of the then outstanding Convertible Notes held by Avenue have been converted into shares of Class A Common Stock ) acquired by Avenue in Debt Exchange Offering and thereafter and (iii) with respect to each Apollo Holder, when such Apollo Holder ceases to own any shares of common stock or Convertible Notes; provided, however, Avenue’s preemptive rights and tag-along rights with respect to equity issuances will not terminate until such time that Avenue owns less than $15 million aggregate principal amount of the Convertible Notes (or shares of Class A Common Stock issued upon conversion of such Convertible Notes or a combination thereof) it received in the Exchange Offers.

Investor Securityholders Agreements

On January 5, 2011, the Company, Holdings and certain affiliates of Apollo (Domus LLC, RCIV Holdings, RCIV Sarl, AIF VI LP and Domus Co-Invest LLC) entered into a securityholders agreement with each of York and WAMCO (each, a “New Holder”), respectively (each agreement, an “Investor Securityholders Agreement”), which became effective upon consummation of the Exchange Offers. Each New Holder received Convertible Notes in the Exchange Offers. The material terms of each Investor Securityholders Agreement are set forth below.

Preemptive Rights

Prior to a Qualified Public Offering, the New Holder has preemptive rights with respect to certain offerings by Holdings or the Company of equity. The New Holder’s preemptive rights do not apply to the Convertible Notes issued upon consummation of the Debt Exchange Offering or to the Class A Common Stock issued upon conversion thereof. If Holdings or the Company proposes to issue or sell any equity securities, or securities convertible into, issuable upon exercise of or exchangeable for any such equity securities (subject to certain customary exceptions), then each New Holder has the right to participate in any such issuance based on its pro rata equity ownership on a fully diluted basis.

Tag-Along Rights

If at any time, prior to the consummation of a Qualified Public Offering, certain Apollo entities propose to sell or transfer 5% or more of the outstanding shares of common stock on a fully diluted basis to any non-affiliated third party, other than in a Public Sale, the New Holder has the right, subject to certain conditions, to participate in such transfer on a pro rata basis.

Assignment

None of the rights granted to the New Holder under the Investor Securityholders Agreement may be assigned to any other party; provided that the New Holder may assign its rights under the Investor Securityholders Agreement to one of its affiliates if it provides (i) documentation reasonably acceptable to the Company certifying such affiliate’s status as a qualified institutional buyer or an institutional accredited investor and/or (ii) such other documentation or certifications as may be reasonably requested by the Company.

Amendment

The Investor Securityholders Agreement may be amended in writing by Holdings, the Company and Apollo; provided that, the Investor Securityholders Agreement may not be modified in a manner that is materially adverse to any New Holder without the approval of each New Holder.

Termination

The Investor Securityholders Agreement will terminate upon the first to occur of (i) Holdings’ dissolution, liquidation or winding-up, (ii) the consummation of a Qualified Public Offering, (iii) with respect to each New Holder, when such New Holder, collectively with its affiliates or funds or accounts managed by it, owns less than $15 million aggregate principal amount of the Convertible Notes (or shares of Class A Common Stock issued upon conversion of such Convertible Notes or a combination thereof) it received in the Exchange Offers and (iv) with respect to Apollo, when Apollo ceases to own shares of common stock or Convertible Notes.

Conversion Shares Agreement

On January 5, 2011, upon consummation of the Exchange Offers, Holdings and Realogy entered into an agreement pursuant to which Holdings agreed to, at Realogy’s option, issue and contribute shares of Class A Common Stock to Realogy or to holders of the Convertible Notes at Realogy’s direction upon conversion or exchange of the Convertible Notes in accordance with their terms and conditions.

Apollo Management Fee Agreement

In connection with the Merger Transactions, Apollo also entered into a management fee agreement with us which will allow Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to us from Apollo. We will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of our annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith, plus (2) any deferred fees (to the extent such fees were within such amount in clause (1) above originally. The 2007 management fee was capped at $10.5 million. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, we will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

In addition, in the absence of an express agreement to the contrary, at the closing of any merger, acquisition, financing and similar transaction with a related transaction or enterprise value equal to or greater than $200 million, Apollo will receive a fee equal to 1% of the aggregate transaction or enterprise value paid to or provided by such entity or its stockholders (including the aggregate value of (x) equity securities, warrants, rights and options acquired or retained, (y) indebtedness acquired, assumed or refinanced and (z) any other consideration or compensation paid in connection with such transaction). We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the management fee agreement. Apollo waived any fees due to it under the management fee agreement in connection with the Debt Exchange Offering, the Senior Secured Credit Facility Amendment and the First and a Half Lien Notes offering.

During 2010, Realogy paid Apollo $15 million for the services rendered under this agreement during 2009. Realogy has recognized (but has not paid) $15 million of expense related to the management fee payable for services rendered during 2010.

Related Transactions with Apollo Portfolio Companies

On June 30, 2008, Affinion Group, Inc., a company controlled by Apollo, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. One-half of the loyalty program was deemed a contingent asset and contingent liability under the terms of the Separation Agreement, with Realogy being responsible for 62.5% of such half or 31.25% of the assets and liabilities under the entire program. Under the AAA, Affinion Group, Inc. assumed all of the liabilities and obligations of Avis Budget Group, Wyndham Worldwide and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share (31.25%) of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date, Realogy agreed to pay approximately $8 million in the aggregate, of which $2,343,750 was paid on July 1, 2008, $2,109,375 was paid on July 1, 2009, $2,031,250 was paid on June 30, 2010 and $1,484,375 is payable on June 30, 2011.

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. During 2010, the Company recognized revenue related to these transactions of approximately $1 million in the aggregate.

Policies and Procedures for Review of Related Party Transactions

Pursuant to its written charter, our Audit Committee must review and approve all material related party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. In determining whether to approve a related party transaction, our Audit Committee will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. In December 2008, the Audit Committee approved a written policy with respect to the approval of related party transactions, which was recently amended in March 2011. Under that policy, the Audit Committee delegated to the General Counsel or Chief Financial Officer the authority to approve certain related party transactions that do not require disclosure under Item 404 of Regulation S-K as well as related party transactions with portfolio companies of Apollo and other principal stockholders, provided the consideration to be paid or received by the portfolio company does not exceed $2.5 million and the transaction is in the ordinary course of business.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At March 1, 2011, Apollo Management VI, L.P. beneficially owned 98.7% of the outstanding common stock of Holdings which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10.—Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services.

Pricewaterhouse Coopers LLP (“PwC”) has served as the Company’s independent auditors since May 11, 2009. Prior thereto, Deloitte & Touche LLP (“Deloitte”) served as the Company’s independent auditors. In addition to being retained as independent auditors to audit our consolidated financial statements, PwC provided various other services to us during 2009 and 2010. Similarly, we retained Deloitte to provide various services during 2009. The aggregate fees (in millions) billed for professional services by PwC in 2010 and PwC and Deloitte in 2009 were as follows:

	2010	2009
		PwC	Deloitte (5)	Total
Audit Fees (1)	$4.2	$2.9	$0.7$	3.6
Audit Related Fees (2)	0.1	0.2	—	0.2
Tax Fees (3)	0.1	0.1	0.4	0.5
All Other Fees (4)	0.1	0.1	—	0.1

Total	$4.5	$3.3	$1.1$	4.4

(1)	Represents fees for the audit of our consolidated financial statements, in the case of PwC for 2010 and 2009, the audit of internal controls, the review of interim financial statements included in Form 10-Qs and other attest services primarily related to financial accounting consultations, comfort letters and SEC consents, regulatory and statutory audits and Franchise Disclosure Document filings in various states.
(2)	Represents fees primarily related to statutory audits not required by state or regulations, accounting consultation for contemplated transactions and agreed-upon procedures.
(3)	Represents fees related to tax compliance, tax consultation, tax advice and tax planning.
(4)	Represents fees related to certain information technology advisory services.
(5)	The Company incurred additional fees with Deloitte in 2009 after May 11, 2009 of $1.4 million primarily related to tax services.

During 2009, Avis Budget Group engaged Deloitte for tax and other services related to items arising under the Separation and Distribution Agreement. Realogy reimburses Avis Budget Group for 62.5% of the fees so incurred. The amount of tax and other fees reimbursed by the Company were approximately $1.9 and $0.1 million, respectively, for 2009. These amounts are not included in the amounts set forth in the above table.

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

The Audit Committee has adopted a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below. The Audit Committee also adopted a policy prohibiting the Company from hiring the independent auditor’s personnel, if such person participated in the current annual audit, or the immediately preceding annual audit of the Company’s financial statements, and is being hired in a “financial reporting oversight role” as defined by the PCAOB.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by PwC during 2010 or 2009 or Deloitte during 2009 under such provision.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.

(A)(1) and (2)    Financial Statements

The consolidated financial statements of the registrant listed in the “Index to Financial Statements” on page F-1 together with the reports of PricewaterhouseCoopers LLP and Deloitte & Touche LLP, independent auditors, are filed as part of this Annual Report.

(A)(3)    Exhibits

See Index to Exhibits.

(A)(4)    Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4t h of March 2011.

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

Name	Title	Date

/S/ HENRY R. SILVERMAN Henry R. Silverman	Non-Executive Chairman of the Board	March 4, 2011

/S/ RICHARD A. SMITH Richard A. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/S/ ANTHONY E. HULL Anthony E. Hull	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 4, 2011

/S/ DEA BENSON Dea Benson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 4, 2011

/S/ MARC E. BECKER Marc E. Becker	Director	March 4, 2011

/S/ V. ANN HAILEY V. Ann Hailey	Director	March 4, 2011

Name	Title	Date

/S/ SCOTT M. KLEINMAN Scott M. Kleinman	Director	March 4, 2011

/S/ M. ALI RASHID M. Ali Rashid	Director	March 4, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, does not intend to send to its securityholders an annual report to securityholders or proxy material for the year ended December 31, 2010 or with respect to any annual or other meeting of securityholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Realogy Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(T). Our responsibility is to express an opinion on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation

Parsippany, New Jersey

We have audited the consolidated statements of operations, equity (deficit) and cash flows of Realogy Corporation and subsidiaries (the “Company”) for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which noncontrolling interests are identified, presented and disclosed.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey

February 25, 2009	(February 16, 2010 as to the effect of the noncontrolling interest as discussed in Note 2)
(March 4, 2011 as to the summarized financial information as discussed in Note 13)

REALOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Revenues
Gross commission income	$2,965	$2,886	$3,483
Service revenue	700	621	737
Franchise fees	263	273	323
Other	162	152	182

Net revenues	4,090	3,932	4,725

Expenses
Commission and other agent-related costs	1,932	1,850	2,275
Operating	1,241	1,263	1,607
Marketing	179	161	207
General and administrative	238	250	236
Former parent legacy costs (benefit), net	(323)	(34)	(20)
Restructuring costs	21	70	58
Merger costs	1	1	2
Impairment of intangible assets, goodwill and investments in unconsolidated entities	—	—	1,789
Depreciation and amortization	197	194	219
Interest expense/(income), net	604	583	624
Gain on extinguishment of debt	—	(75)	—
Other (income)/expense, net	(6)	3	(9)

Total expenses	4,084	4,266	6,988

Income (loss) before income taxes, equity in earnings and noncontrolling interests	6	(334)	(2,263)
Income tax expense (benefit)	133	(50)	(380)
Equity in (earnings) losses of unconsolidated entities	(30)	(24)	28

Net loss	(97)	(260)	(1,911)
Less: Net income attributable to noncontrolling interests	(2)	(2)	(1)

Net loss attributable to Realogy	$(99)	$(262)	$(1,912)

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$192	$255
Trade receivables (net of allowance for doubtful accounts of $67 and $66)	114	102
Relocation receivables	386	334
Relocation properties held for sale	21	—
Deferred income taxes	76	85
Other current assets	109	98

Total current assets	898	874

Property and equipment, net	186	211
Goodwill	2,611	2,577
Trademarks	732	732
Franchise agreements, net	2,909	2,976
Other intangibles, net	478	453
Other non-current assets	215	218

Total assets	$8,029	$8,041

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$203	$96
Securitization obligations	331	305
Due to former parent	104	505
Revolving credit facility and current portion of long-term debt	194	32
Accrued expenses and other current liabilities	525	502

Total current liabilities	1,357	1,440
Long-term debt	6,698	6,674
Deferred income taxes	883	760
Other non-current liabilities	163	148

Total liabilities	9,101	9,022

Commitments and contingencies (Notes 13 and 14)

Equity (deficit):
Common stock	—	—
Additional paid-in capital	2,026	2,020
Accumulated deficit	(3,070)	(2,971)
Accumulated other comprehensive loss	(30)	(32)

Total Realogy stockholder’s deficit	(1,074)	(983)

Noncontrolling interests	2	2

Total equity (deficit)	(1,072)	(981)

Total liabilities and equity (deficit)	$8,029	$8,041

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,
	2010	2009	2008
Operating Activities
Net loss	$(97)	$(260)	$(1,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	197	194	219
Deferred income taxes	131	(59)	(380)
Impairment of intangible assets, goodwill and investments in unconsolidated entities	—	—	1,789
Amortization and write-off of deferred financing costs and discount on unsecured notes	30	29	30
Gain on extinguishment of debt	—	(75)	—
Gain on disposition of unconsolidated entities	—	—	(5)
Equity in (earnings) losses of unconsolidated entities	(30)	(24)	28
Other adjustments to net loss	20	43	20
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(9)	40	(18)
Relocation receivables	(27)	442	190
Relocation properties held for sale	43	22	161
Other assets	(6)	19	45
Accounts payable, accrued expenses and other current liabilities	30	26	(57)
Due (to) from former parent	(403)	(48)	(7)
Other, net	3	(8)	5

Net cash (used in) provided by operating activities	(118)	341	109

Investing Activities
Property and equipment additions	(49)	(40)	(52)
Net assets acquired (net of cash acquired) and acquisition-related payments	(17)	(5)	(12)
Net proceeds from sale of assets	5	—	—
Purchases of certificates of deposit	(9)	—	—
Proceeds from the sale of property and equipment	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	—	—	12
Proceeds from the sale of a joint venture	—	—	12
Investment in unconsolidated entities	—	—	(4)
Change in restricted cash	—	(2)	10
Other, net	—	—	4

Net cash used in investing activities	(70)	(47)	(23)

Financing Activities
Net change in revolving credit facility	142	(515)	515
Proceeds from issuance of Second Lien Loans	—	500	—
Repayments made on term loan credit facility	(32)	(32)	(32)
Note payment for 2006 acquisition of Texas American Title Company	—	—	(10)
Net change in securitization obligations	27	(410)	(258)
Debt issuance costs	—	(11)	—
Other, net	(13)	(11)	(16)

Net cash provided by (used in) financing activities	124	(479)	199
Effect of changes in exchange rates on cash and cash equivalents	1	3	(1)

Net increase (decrease) in cash and cash equivalents	(63)	(182)	284
Cash and cash equivalents, beginning of period	255	437	153

Cash and cash equivalents, end of period	$192	$255	$437

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$550	$487	$635
Income tax payments (refunds), net	7	6	—

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

	Realogy Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2008	—	$—	$2,006	$(797)	$(9)	$3	$1,203
Comprehensive loss:
Net loss		—	—	(1,912)	—	1
Currency translation adjustment, net of tax expense of less than $1	—	—	—	—	(8)	—
Unrealized loss on cash flow hedges, net of tax benefit of $8	—	—	—	—	(11)	—
Additional minimum pension liability, net of tax benefit of $12	—	—	—	—	(18)	—
Total comprehensive loss	—	—	—	—	—	—	(1,948)
Stock-based compensation related to Holdings awards	—	—	7	—	—	—	7
Dividends		—	—	—	—	(2)	(2)

Balance at December 31, 2008	—	$—	$2,013	$(2,709)	$(46)	$2	$(740)
Comprehensive loss:
Net loss	—	$—	$—	$(262)	$—	$2
Currency translation adjustment, net of tax benefit of $4	—	—	—	—	7	—
Unrealized gain on cash flow hedges, net of tax expense of $5	—	—	—	—	8	—
Additional minimum pension liability, net of tax benefit of $1	—	—	—	—	(1)	—
Total comprehensive loss	—	—	—	—	—	—	(246)
Stock-based compensation related to Holdings awards	—	—	7	—	—	—	7
Dividends	—	—		—	—	(2)	(2)

Balance at December 31, 2009	—	$—	$2,020	$(2,971)	$(32)	$2	$(981)

Comprehensive loss:
Net loss	—	$—	$—	$(99)	$—	$2
Unrealized gain on cash flow hedges, net of tax expense of $3	—	—	—	—	5	—
Additional minimum pension liability, net of tax benefit of $2	—	—	—	—	(3)	—
Total comprehensive loss	—	—	—	—	—	—	(95)
Stock-based compensation related to Holdings awards	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)

Balance at December 31, 2010	—	$—	$2,026	$(3,070)	$(30)	$2	$(1,072)

See Notes to Consolidated Financial Statements.

REALOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION

Realogy Corporation (“Realogy” or “the Company”), a Delaware corporation, was incorporated on January 27, 2006 to facilitate a plan by Cendant to separate into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”), and vehicle rental businesses (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.

On December 15, 2006, the Company entered into an agreement and plan of merger (the “Merger”) with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”). The Merger was consummated on April 10, 2007. As of December 31, 2010, all of Realogy’s issued and outstanding common stock is currently owned by a direct wholly-owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”).

The Company incurred indebtedness in connection with the Merger which included borrowings under the Company’s senior secured credit facility, issuance of unsecured notes, an equity contribution and cash on hand. See Note 8, “Short and Long-Term Debt” for additional information on the indebtedness incurred related to the Merger and for additional information related to the senior secured leverage ratio that the Company is required to maintain. The equity contribution to the Company of $2,001 million was made by investment funds affiliated with Apollo and an investment fund of co-investors managed by Apollo, as well as members of the Company’s management who purchased Holdings common stock with cash or through rollover equity. The Company also refinanced the credit facilities covering the relocation securitization facilities (“the Securitization Facilities Refinancing”). The term “Merger Transactions” refer to, collectively, (1) the Merger, (2) the offering of unsecured notes, (3) the initial borrowings under the senior secured credit facility, including the synthetic letter of credit facility, (4) the equity investment, and (5) the Securitization Facilities Refinancing.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

Business Description

The Company reports its operations in the following business segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2010, the Company’s franchise system had approximately 14,700 franchised and company owned offices and 264,000 independent sales associates operating under the Company’s brands in the U.S. and 99 other countries and territories around the world, which included approximately 750 company owned and operated brokerage offices with approximately 44,000 independent sales associates.

•

Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names. In addition, the Company operates a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties.

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

Compliance with Financial Covenant

The Company’s senior secured credit facility contains a financial covenant which requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each quarter. At December 31, 2010, the maximum ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined in Note 8, “Short and Long-Term Debt”, was 5.0 to 1 and the ratio limit will step down to 4.75 to 1 on March 31, 2011 and thereafter. At December 31, 2010, the Company was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.59 to 1.

In January and February 2011, the Company restructured its indebtedness by completing a senior note exchange offering, amending and extending the senior secured credit facility and completing the issuance of first and a half lien notes. See Note 20, “Subsequent Events” for additional information related to the refinancing transactions noted above.

Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. See Note 8, “Short and Long-Term Debt” for a description of the consequences of an event of default.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

Effective January 1, 2010, the Company adopted FASB’s amended guidance on the consolidation of Variable Interest Entities (“VIE”), in which the Company consolidates a VIE for which it is the primary beneficiary with a controlling financial interest. Also, the Company consolidates an entity not deemed a VIE if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company uses the cost method for all other investments.

Effective January 1, 2009, the Company adopted the FASB’s new guidance on noncontrolling interests which established requirements for ownership interests in subsidiaries held by parties other than the Company (“noncontrolling interest”) be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. The presentation and disclosure requirements in the guidance were applied retrospectively to comparative financial statements. As a result of the implementation of this standard, the Company reclassified $2 million from Other non-current liabilities to a separate Noncontrolling Interests line in the Equity section of the Consolidated Balance Sheet as of December 31, 2008.

USE OF ESTIMATES

In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.

REVENUE RECOGNITION

Real Estate Franchise Services

The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services, tools and systems to franchisees, which include national and local advertising programs, listing and agent-recruitment tools, training and volume purchasing discounts through the Company’s preferred vendor program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund advertising campaigns on behalf of its franchisees.

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

Relocation Services

The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue as services are provided, except for limited instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home (“at-risk”). In such cases, revenues are recorded as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. However, there are limited instances in which the Company assumes the risk of loss. Under “at-risk” contracts the Company records the value of the home on its Consolidated Balance Sheets within the relocation properties held for sale line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated Statements of Operations and the gain or loss was not material for any period presented. The aggregate selling price of such homes was $170 million, $45 million and $571 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Title and Settlement Services

The Company provides title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. The Company also owns an underwriter of title insurance. For independent title agents, the underwriter recognizes policy premium revenue on a gross basis (before deduction of agent commission) upon notice of policy issuance from the agent. For affiliated title agents, the underwriter recognizes the incremental policy premium revenue upon the effective date of the title policy as the agent commission revenue is already recognized by the affiliated title agent.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company estimates the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments and includes specific accounts for which payment has become unlikely. The process by which the Company calculates the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is recorded driven by the age profile of the receivables.

ADVERTISING EXPENSES

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $156 million, $161 million and $191 million for the years ended December 31, 2010, 2009 and 2008, respectively.

INCOME TAXES

The Company’s operations were included in the consolidated federal tax return of Cendant up to the date of Separation. In addition, the Company filed consolidated and unitary state income tax returns with Cendant in jurisdictions where required or permitted. The income taxes associated with the Company’s inclusion in Cendant’s consolidated federal and state income tax returns are included in the due to former parent line item on the accompanying Consolidated Balance Sheets.

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

RESTRICTED CASH

Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $13 million at December 31, 2010 and 2009 and are primarily included within Other current assets on the Company’s Consolidated Balance Sheets.

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

The Company entered into two interest rate swaps in April 2007 with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $350 million, expired in July 2010 and the other swap, with a notional value of $225 million, expires in July 2012. In June 2010, the Company entered into a new interest rate swap with a notional value of $200 million to hedge the variability in cash flows resulting from the term loan facility. This swap is effective beginning in December 2010 and expires in December 2012. The derivatives are being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance.

INVESTMENTS

At December 31, 2010 and 2009, the Company had various equity method investments aggregating $48 million and $45 million, respectively, which are primarily recorded within other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, a mortgage origination venture formed in 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $43 million at December 31, 2010. See Note 13, “Separation Adjustments, Transactions with Former Parent and Subsidiaries and Related Parties” for a more detailed description of the Company’s relationship with PHH Home Loans.

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

The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 10 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $76 million and $85 million at December 31, 2010 and 2009, respectively.

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

The Company assesses goodwill for impairment by first comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. If the fair value is less than the carrying value, then the Company would perform a second test for that reporting unit to determine the amount of impairment loss, if any. The Company determines the fair value of its reporting units utilizing the Company’s best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that it believes marketplace participants would utilize, including discount rates, cost of capital, and long term growth rates. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value.

During the fourth quarter of 2010 and 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. Based upon the analysis performed, there was no impairment. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2010 or 2009.

During the fourth quarter of 2008, the Company recorded an impairment charge of $1,739 million ($1,523 million net of income tax benefit). Also in 2008, the Company recorded impairment charges of $50 million related to investments in unconsolidated entities as a result of lower long-term financial forecasts and a higher weighted average cost of capital.

The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2010, 2009 or 2008.

SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions in 2010 and 2009 included the Company’s election to satisfy the interest payment obligation by issuing $51 million and $57 million, respectively of Senior Toggle Notes which resulted in non-cash transfers between accrued interest and long-term debt.

Significant non-cash transactions in 2008 included the sale of the corporate aircraft, which resulted in the termination of a capital lease for $26 million. Also in 2008, the Company elected to satisfy the interest payment obligation by issuing $32 million of Senior Toggle Notes which resulted in a non-cash transfer between accrued interest and long-term debt.

STOCK-BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to estimate the fair value of time vested stock options and a lattice based valuation model to estimate the fair value of performance based awards on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk-free interest rate used in the models and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Consolidated Statements of Operations ratably over the vesting period.

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

In December 2010, the FASB issued guidance to clarify when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. In certain situations, a reporting unit may have a negative carrying amount, particularly for companies that only have a single reporting unit and have significant debt. In that case, since the first step is passed, the negative carrying amount may shield a potential impairment. The guidance requires that reporting units with a zero or negative carrying value should proceed to step two of the impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. This guidance is effective for all interim and annual reporting periods beginning after December 15, 2010. The Company intends to adopt the guidance beginning January 1, 2011 and does not believe that the adoption will have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued guidance to clarify the disclosure of supplementary pro forma information for business combinations. Current guidance on “Business Combinations” requires disclosure of revenue and earnings of the combined entity as if the acquisition had occurred as of the beginning of both the current period and the comparable prior year reporting period. However, presenting pro forma results as if the acquisition occurred at the beginning of each annual period inappropriately results in certain adjustments, like amortization expense of intangible assets with useful lives of less than two years, being included in the pro forma results of both reporting periods. The new guidance therefore requires the pro forma information to be prepared as if the acquisition occurred as of the beginning of the comparable prior period and is applied prospectively for acquisitions consummated after the beginning of the fiscal year beginning on or after December 15, 2010. The Company intends to adopt the guidance beginning January 1, 2011 and does not believe that the adoption will have a significant impact on its consolidated financial statements.

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

In connection with the Company’s acquisition of real estate brokerage operations, the Company obtains contractual pendings and listings intangible assets, which represent the estimated fair value of homesale transactions that are pending closing or homes listed for sale by the acquired brokerage operations. Pendings and listings intangible assets are amortized over the estimated closing period of the underlying contracts and homes listed for sale, which in most cases, is approximately 5 months. In accordance with current accounting guidance, the contingent consideration liability is adjusted to its fair value at each reporting period.

2010 ACQUISITIONS

On January 21, 2010, the Company completed the stock acquisition of Primacy for the assumption of approximately $26 million of indebtedness (excluding $9 million of indebtedness related to the sale of relocation receivables).

Primacy was a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Canada, Europe and Asia. The following summarizes the estimated fair values of the assets acquired and liabilities assumed:

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

During the year ended December 31, 2010, the Company acquired nine real estate brokerage operations through its wholly-owned subsidiary, NRT, for a total consideration of $24 million. These acquisitions resulted in goodwill of $20 million and $2 million of pendings and listings intangible assets that was assigned to the Company Owned Real Estate Brokerage Services segment.

None of the 2010 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

2009 ACQUISITIONS

During the year ended December 31, 2009, the Company acquired seven real estate brokerage operations through its wholly-owned subsidiary, NRT, for a total consideration of approximately $4 million. These acquisitions resulted in goodwill of $4 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

None of the 2009 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

2008 ACQUISITIONS

During the year ended December 31, 2008, the Company acquired six real estate brokerage operations through its wholly-owned subsidiary, NRT, for approximately $3 million of cash. These acquisitions resulted in goodwill of $2 million that was assigned to the Company Owned Real Estate Brokerage Services segment.

None of the 2008 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Goodwill balance at January 1, 2008	2,260	766	596	317	3,939
Goodwill acquired and purchase accounting adjustments (a)	5	(8)	(5)	(4)	(12)
2008 Impairment	(709)	(158)	(247)	(241)	(1,355)

Balance at December 31, 2008	1,556	600	344	72	2,572
Goodwill acquired	—	4	—	1	5

Balance at December 31, 2009	1,556	604	344	73	2,577
Goodwill acquired (b)	—	20	16	—	36
Goodwill reduction for locations sold	—	(2)	—	—	(2)

Balance at December 31, 2010	$1,556	$622	$360	$73	$2,611

Goodwill and accumulated impairment summary
Goodwill	$2,265	$780	$641	$397	$4,083
Accumulated impairment losses	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2010	$1,556	$622	$360	$73	$2,611

(a)	Represents $13 million of fair value adjustments related to the merger with affiliates of Apollo Management, L.P. that was consummated on April 10, 2007, offset by less than $2 million for acquisitions of real estate brokerages by NRT.
(b)	The increase in goodwill relates to acquisitions of real estate brokerages and the acquisition of Primacy.

During the fourth quarter of 2010 and 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. These analyses resulted in no impairment charges.

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

Intangible assets are as follows:

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements (a)	$2,019	$255	$1,764	$2,019	$188	$1,831
Unamortizable—Franchise agreement (b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$255	$2,909	$3,164	$188	$2,976

Unamortizable—Trademarks (c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements (d)	$45	$3	$42	$45	$3	$42
Amortizable—Customer relationships (e) (i)	529	107	422	467	70	397
Amortizable—Pendings and listings (f)	2	1	1	1	1	—
Unamortizable—Title plant shares (g)	10	—	10	10	—	10
Amortizable—Other (h) (i)	12	9	3	7	3	4

Total Other Intangibles	$598	$120	$478	$530	$77	$453

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which will be amortized over 50 years (the contractual term of the license agreements).
(e)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships will be amortized over a period of 5 to 20 years.
(f)	Amortized over the estimated closing period of the underlying contracts (in most cases five months).
(g)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(h)	Generally amortized over periods ranging from 2 to 10 years.
(i)	The acquisition of Primacy increased customer relationships intangibles by $62 million and other intangibles by $5 million.

Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Franchise agreements	$67	$67	$67
License agreement	—	1	1
Customer relationships	37	25	26
Pendings and listings	1	1	1
Other	6	1	2

Total	$111	$95	$97

Based on the Company’s amortizable intangible assets as of December 31, 2010, the Company expects related amortization expense to be approximately $108 million, $106 million, $105 million, $105 million, $95 million and $1,713 million in 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES

Franchise fee revenue includes domestic initial franchise fees and international area development fees of $6 million, $6 million, and $12 million for the year ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. In addition, franchise fee revenue is net of annual volume incentives provided to real estate franchisees of $24 million, $25 million and $34 million, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of commission income earned and paid during a calendar year. Each brand has several different annual incentive schedules currently in effect.

The Company’s wholly-owned real estate brokerage services segment, NRT, continues to pay royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. NRT paid royalties to the Real Estate Franchise Services segment of $206 million for the year ended December 31, 2010, $202 million for the year ended December 31, 2009 and $237 million for the year ended December 31, 2008.

Marketing fees are generally paid by the Company’s real estate franchisees and are calculated based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees are recorded within Other revenues on the accompanying Consolidated Statements of Operations. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.

The number of franchised and company owned outlets in operation are as follows:

	(Unaudited) As of December 31,
	2010	2009	2008
Franchised:
Century 21®	7,955	7,711	8,501
ERA®	2,488	2,621	2,762
Coldwell Banker®	2,583	2,648	2,786
Coldwell Banker Commercial®	181	212	226
Sotheby’s International Realty®	531	470	480
Better Homes and Gardens® Real Estate	201	103	39

	13,939	13,765	14,794

Company Owned:
ERA®	11	11	28
Coldwell Banker®	669	676	722
Sotheby’s International Realty®	31	36	44
Corcoran®/Other	35	35	41

	746	758	835

The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2010	2009	2008
Franchised:
Beginning balance	13,765	14,794	14,763
Additions	1,269	452	1,327
Terminations	(1,095)	(1,481)	(1,296)

Ending Balance	13,939	13,765	14,794

Company Owned:
Beginning balance	758	835	939
Additions	20	7	5
Closures	(32)	(84)	(109)

Ending Balance	746	758	835

As of December 31, 2010, there were an insignificant amount of franchise agreements that have been executed, but for which offices are not yet operating. Additionally, as of December 31, 2010, there were an insignificant number of franchise agreements pending termination.

In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands or in franchise expansion, the Company may also, at its discretion, provide conversion notes to franchisees who are either new or who are expanding their operations. Prior to 2009, the Company issued development advance notes. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes, and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts over the life of the franchise agreement. Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $85 million, net of $20 million of reserves, and $78 million, net of $28 million of reserves, at December 31, 2010 and 2009, respectively. These notes are principally classified within Other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded an income statement charge related to the forgiveness of these notes of $13 million, $13 million and $16 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2010	2009
Furniture, fixtures and equipment	$161	$167
Capitalized software	208	174
Building and leasehold improvements	127	121
Land	4	4

	500	466
Less: accumulated depreciation and amortization	(314)	(255)

	$186	$211

The Company recorded depreciation and amortization expense related to property and equipment of $86 million, $99 million and $122 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	December 31,
	2010	2009
Accrued payroll and related employee costs	$93	$78
Accrued volume incentives	17	18
Accrued commissions	15	19
Restructuring accruals	36	47
Deferred income	76	64
Accrued interest	112	125
Relocation services home mortgage obligations	16	—
Other	160	151

	$525	$502

8.	SHORT AND LONG-TERM DEBT

Total indebtedness is as follows:

	December 31,
	2010	2009
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	3,059	3,091
Second Lien Loans	650	650
Other bank indebtedness	163	—
Senior Notes (1)	1,688	1,686
Senior Toggle Notes (2)	468	416
Senior Subordinated Notes (3)	864	863
Securitization Obligations:
Apple Ridge Funding LLC	296	281
Cartus Financing Limited	35	—
U.K. Relocation Receivables Funding Limited	—	24

	$7,223	$7,011

(1)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $12 million.
(2)	Consists of $470 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $2 million.
(3)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $11 million.

Debt Exchange Offering, Senior Secured Credit Facility Amendment and First and a Half Lien Notes Offering

In January and February 2011, the Company restructured its indebtedness by completing an unsecured senior note exchange offering, amending and extending its senior secured credit facility and completing the issuance of first and a half lien notes. See Note 20, “Subsequent Events” for additional information related to these refinancing transactions.

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

The Company’s senior secured credit facility provides for a six-year, $750 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The Company uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at the Company’s option, adjusted LIBOR plus 2.25% or ABR plus 1.25% in each case subject to reductions based on the attainment of certain leverage ratios.

The Company’s senior secured credit facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is for: (1) the support of the Company’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, the Company voluntarily reduced the capacity of the facility to $257 million during the third quarter of 2010. At December 31, 2010, the $257 million of capacity is being utilized by a $123 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes. On January 5, 2011, the capacity of the synthetic letter of credit facility was reduced to $223 million.

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

In late 2009, the Company incurred $650 million of Second Lien Loans. The Second Lien Loans are secured by liens on the assets of the Company and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each quarter. Specifically, the Company’s total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 5.0 to 1 on December 31, 2010. The ratio steps down to 4.75 to 1 on March 31, 2011 and thereafter. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on the Company’s assets, securitization obligations, First and a Half Lien Notes or the Unsecured Notes (as defined below). EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant.

Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months. While the housing market in 2010 showed signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, the Company may be subject to additional pressure in maintaining compliance with its senior secured leverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources – EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

The Company has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If the Company is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.

If an event of default occurs under the senior secured credit facility, and the Company fails to obtain a waiver from the lenders, the Company’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to the Company;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require the Company to apply all of its available cash to repay these borrowings; or

•	could prevent the Company from making payments on the Unsecured Notes;

any of which could result in an event of default under the Unsecured Notes and the Company’s Securitization Facilities.

If the Company were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged the majority of its assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then the Company may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Other Bank Indebtedness

During the first six months of 2010, the Company entered into five separate revolving credit facilities to borrow up to $155 million. These facilities bear interest at a weighted average rate of LIBOR plus 1.6% or 3% as of December 31, 2010. The facilities are subject to a minimum interest rate of LIBOR plus 1.4% and interest payments are payable either monthly or quarterly. In August 2010, the Company entered into an additional revolving credit facility to borrow up to £5 million with an interest rate at the lender’s base rate plus 2.0% or 2.5% as of December 31, 2010. These facilities are not secured by assets of the Company or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of December 31, 2010, the Company has borrowed $163 million which is the total capacity of these facilities, $40 million of which was used to finance the Primacy acquisition in January 2010.

Unsecured Notes

On April 10, 2007, the Company issued $1,700 million aggregate principal amount of 10.50% Senior Notes, $550 million of original aggregate principal amount of Senior Toggle Notes and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes. The Company refers to these notes collectively using the term “Existing Notes”.

The Senior Notes mature on April 15, 2014 and bear interest at a rate per annum of 10.50% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

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

The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first- year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. Assuming that the Company continues to utilize the PIK Interest option election through October 2011 and as a result of the reduction in the amount of Senior Toggle Notes outstanding following the Exchange Offers, the Company would be required to repay approximately $14 million in April 2012 in accordance with the indenture governing the Senior Toggle Notes.

The 12.375% Senior Subordinated Notes mature on April 15, 2015 and bear interest at a rate per annum of 12.375% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year.

As of December 31, 2010, the Company’s Existing Notes contained various covenants that limited the Company’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the senior subordinated notes;

•	pay dividends or make distributions to the Company’s stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or to make other payments to the Company;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of the Company’s assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and debt that is junior in right of payment to the Unsecured Notes.

As a result o f the Debt Exchange Offereing, we amended the terms of the indentures governing the 10.50% Senior Notes and the Senior Toggle Notes to remove substantially all of the restrictive covenants and certain other provisions previously contained in those indentures. We also issued Extended Maturity Notes with substantially similar covenants as contained in the Existing Notes prior to such amendments as more fully described in Note 20, “Subsequent Events”.

The 10.50% Senior Notes and Senior Toggle Notes are guaranteed on an unsecured senior basis, and the 12.375% Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each of the Company’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The 10.50% Senior Notes and Senior Toggle Notes are also guaranteed on an unsecured senior subordinated basis, and the 12.375% Senior Subordinated Notes are guaranteed on an unsecured junior subordinated basis, in each case, by Holdings.

Senior Toggle Note Exchange

On September 24, 2009, the Company and certain affiliates of Apollo entered into an agreement with a third party pursuant to which the Company exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million aggregate principal amount of Second Lien Loans. The third party also sold the balance of the Senior Toggle Notes it held for cash to an affiliate of Apollo in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loan transaction. The transaction with the third party closed concurrently with the initial closing of the Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.

Securitization Obligations

The Company has secured borrowing arrangements through Apple Ridge Funding LLC and Cartus Financing Limited. These entities are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program, and as new relocation management agreements are entered into, the new agreements may also be designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations are collateralized by $393 million and $364 million of underlying relocation receivables and other related relocation assets at December 31, 2010 and 2009, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $7 million for the year ended December 31, 2010, $12 million for the year ended December 31, 2009 and $46 million for the year ended December 31, 2008. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4%, 2.3% and 4.9% for the year ended December 31, 2010, 2009 and 2008, respectively.

Apple Ridge Funding LLC

The Apple Ridge Funding LLC securitization program is a revolving program with a five-year term expiring in April 2012. This bankruptcy remote vehicle borrows from one or more commercial paper conduits and uses the proceeds to purchase the relocation assets. This asset-backed commercial paper program is guaranteed by the sponsoring financial institutions. This program is subject to termination at the end of the five-year agreement and, if not renewed, would amortize. The program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under the senior secured credit facility, the Unsecured Notes and other material indebtedness. Given the current economic conditions, there is an associated risk relating to compliance with the Apple Ridge securitization performance trigger relating to limits on “net credit losses” (the estimated losses incurred on securitization receivables that have been written off, net of recoveries of such receivables), as net credit losses may not exceed $750 thousand in any one month or $1.5 million in any trailing 12-month period. The Company has not incurred any net credit losses in excess of these thresholds. These trigger events could result in an early amortization of this securitization obligation and termination of any further advances under the program

Cartus Financing Limited

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

U.K. Relocation Receivables Funding Limited

On August 23, 2010, the Company terminated the U.K. Relocation Receivables Funding Limited securitization program in its entirety. Historically, the U.K. Relocation Receivables Funding Limited securitization program was utilized to finance relocation receivables and related assets with certain U.K. government and corporate clients.

Available Capacity

As of December 31, 2010, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	April 2013	$750	$—	$571
Term loan facility (2)	October 2013	3,059	3,059	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness (3)	Various	163	163	—
Senior Notes (4)	April 2014	1,700	1,688	—
Senior Toggle Notes (5)	April 2014	470	468	—
Senior Subordinated Notes (6)	April 2015	875	864	—
Securitization obligations: (7)
Apple Ridge Funding LLC	April 2012	500	296	204
Cartus Financing Limited (8)	Various	62	35	27

		$8,229	$7,223	$802

(1)	The available capacity under this facility was reduced by $179 million of outstanding letters of credit at December 31, 2010.
(2)	Total capacity has been reduced by the quarterly principal payments of 0.25% of the loan balance as required under this facility. The interest rate on the term loan facility was 3.29% at December 31, 2010.
(3)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $5 million is due in April 2011, $50 million is due in June 2011, $50 million due November 2011, $50 million is due in January 2013 and $8 million due in May 2015.
(4)	Consists of $1,700 million of 10.50% Senior Notes due 2014, less a discount of $12 million.
(5)	Consists of $470 million of 11.00%/11.75% Senior Toggle Notes due 2014, less a discount of $2 million.
(6)	Consists of $875 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $11 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011.

In January and February 2011, the Company restructured its indebtedness by completing a senior note exchange offering, amending and extending the senior secured credit facility and completing the issuance of first and a half lien notes. See Note 20, “Subsequent Events” for a pro forma debt table and debt maturities table reflecting the refinancing transactions noted above as of December 31, 2010.

9.	EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

At December 31, 2010 and 2009, the accumulated benefit obligation of this plan was $135 million and $125 million, respectively, and the fair value of the plan assets were $91 million and $86 million, respectively, resulting in an unfunded accumulated benefit obligation of $44 million and $39 million, respectively, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets. Participation in this plan was frozen as of July 1, 1997. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as the majority of the employees participating in this plan are no longer accruing benefits.

The following tables show the changes in benefit obligation and plan assets for the defined benefit pension plan during the years ended:

	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$125	$116
Interest cost	7	7
Actuarial (gain) loss	11	9
Net benefits paid	(8)	(7)

Benefit obligation at end of year	135	125

Change in plan assets
Fair value of plan assets at beginning of year	$86	$80
Actual return on plan assets	10	11
Employer contribution	3	2
Net benefits paid	(8)	(7)

Fair value of plan assets at end of year	91	86

Underfunded at end of year	$(44)	$(39)

The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the following years ended December 31 are:

	2010	2009
Discount rate for year-end obligation	5.20%	5.70%
Discount rate for net periodic pension cost	5.70%	6.30%
Expected long term return on assets for year-end obligation	7.50%	7.50%
Expected long-term return on assets for net periodic pension cost	7.50%	7.50%
Compensation increase	—	—

The net periodic pension cost for 2010 was approximately $3 million and is comprised of interest cost of approximately $7 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $6 million for the expected return on assets. The net periodic pension cost for 2009 was approximately $3 million and is comprised of interest cost of approximately $7 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $6 million for the expected return on assets. The estimated actuarial loss of approximately $3 million will be amortized from the accumulated other comprehensive income into net periodic pension cost in 2011.

Estimated future benefit payments as of December 31, 2010 are as follows:

Year	Amount
2011	$8
2012	8
2013	8
2014	8
2015	9
2016 thru 2020	46

The minimum funding required during 2011 is estimated to be $8 million.

The Company recognized a loss of $6 million and a loss of $1 million in other comprehensive income for the years ended December 31, 2010 and 2009, respectively. The total amount recognized in net periodic pension cost (benefit) and other comprehensive income was $9 million and $4 million for the years ended December 31, 2010 and 2009, respectively.

The amount in accumulated other comprehensive income not yet recognized as components of the periodic pension cost (benefit) is comprised of an actuarial loss of $34 million and $28 million as of December 31, 2010 and 2009, respectively.

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

The following table presents the fair values of plan assets by category as of December 31, 2010:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash	$2	$—	$—	$2
Equity Securities:
U.S. large-cap funds	—	22	—	22
U.S. small-cap funds	—	5	—	5
International funds	—	7	—	7
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	52	—	52

Total	$2	$89	$—	$91

The following table presents the fair values of plan assets by category as of December 31, 2009:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash	$1	$—	$—	$1
Equity Securities:
U.S. large-cap funds	—	20	—	20
U.S. small-cap funds	—	5	—	5
International funds	—	6	—	6
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	51	—	51

Total	$1	$85	$—	$86

OTHER EMPLOYEE BENEFIT PLANS

The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2010 and 2009, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within Other non-current liabilities) was $10 million and $10 million, respectively. The expense recorded by the Company in 2010 and 2009 was less than $1 million.

DEFINED CONTRIBUTION SAVINGS PLAN

The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. Prior to mid-February 2008, the Company matched a portion of the contributions made by participating employees. In July 2010, the Company reinstated the match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $2 million, $0 and $5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

10.	INCOME TAXES

The income tax provision consists of the following:

	For the Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$(1)	$—
State	(3)	1	(6)
Foreign	5	8	6

	2	8	—
Deferred:
Federal	112	(45)	(308)
State	19	(13)	(72)

	131	(58)	(380)

Income tax expense (benefit)	$133	$(50)	$(380)

Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	For the Year Ended December 31,
	2010	2009	2008
Domestic	$30	$(334)	$(2,308)
Foreign	6	24	17

Pre-tax income (loss)	$36	$(310)	$(2,291)

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2010	2009
Current deferred income tax assets:
Accrued liabilities and deferred income	$78	$96
Provision for doubtful accounts	27	24
Cash flow hedges	—	3

	105	123
Less: valuation allowance	(11)	(18)

Current deferred income tax assets	94	105
Current deferred income tax liabilities:
Prepaid expenses	18	20

Current deferred income tax liabilities	18	20

Current net deferred income tax asset	$76	$85

Non-current deferred income tax assets:
Net operating loss carryforwards	$663	$580
Alternative minimum tax credit carryforward	2	14
Foreign tax credit carryforwards	3	3
State tax credit carryforwards	1	1
Accrued liabilities and deferred income	32	47
Capital loss carryforward	32	32
Investment in joint venture	3	4
Minimum pension obligation	14	11
Cash flow hedges	7	7
Provision for doubtful accounts	7	10
Liability for unrecognized tax benefits	9	11
Other	4	2

	777	722
Less: valuation allowance	(107)	(106)

Non-current deferred income tax assets	670	616

Less:
Non-current deferred income tax liabilities:
Depreciation and amortization	1,553	1,376

Non-current net deferred income tax liability	$(883)	$(760)

As of December 31, 2010, the Company had gross federal and state net operating loss carryforwards of $1,634 million. The federal net operating loss carryforwards expire between 2025 and 2030 and the state net operating loss carryforwards expire between 2011 and 2030.

Management has determined that, based upon all available evidence, it is more likely than not that certain deferred tax assets will not be utilized in the foreseeable future and, as such, has recorded a corresponding valuation allowance. In assessing the valuation allowance at December 31, 2010 and 2009, the Company determined that a full valuation allowance was required on the net definite-lived deferred tax asset balance. The Company’s valuation allowance was $118 million and $124 million at December 31, 2010 and 2009, respectively.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefits	(6)	6	2
Net impact of IRS settlement	303	—	—
Foreign rate differential	14	—	—
Impairment of non-deductible goodwill	—	—	(18)
Net increase (decrease) in valuation allowance	23	(23)	(2)
Other	—	(2)	—

	369%	16%	17%

The majority of the rate differential reflects the impact of our former parent company’s IRS examination settlement. The settlement resulted in nontaxable book income related to the reversal of a portion of our legacy reserves as well as a reduction of certain deferred tax assets. The net tax impact of the IRS settlement reflects the federal and state tax impact of the reduction of deferred tax assets, net of valuation allowance ($109 million). The net increase in valuation allowance reflects the balance of the federal and state tax impact of current operations (loss for tax purposes) offset by a tax provision for the increase in deferred tax liabilities associated with indefinite-lived intangible assets.

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

At December 31, 2010, the due to former parent balance of $104 million is comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

With respect to any remaining residual legacy Cendant tax liabilities which remain after the IRS settlement, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. Similarly, with respect to Realogy tax liabilities, the Company believes there is appropriate support for positions taken on its own tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions and are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the outcome of tax audits are inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

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

Upon adoption the total gross amount of unrecognized tax benefits were $17 million, of which $11 million would affect the Company’s effective tax rate, if recognized. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2010, the Company’s gross liability for unrecognized tax benefits was $34 million, of which $26 million would affect the Company’s effective tax rate, if recognized. The Company does not expect that its unrecognized tax benefits will significantly change over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. Upon adoption the Company had approximately $3 million of interest accrued on unrecognized tax benefits. The Company recognized $2 million and $2 million, respectively, of accrued interest for the years ended December 31, 2008 and December 31, 2009, respectively and a reduction of $1 million for the year ended December 31, 2010. These amounts are included in interest expense in the Company’s Consolidated Statements of Operations.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2008	$37
Gross decreases—tax positions in prior periods	(6)
Gross increases—current period tax positions	2
Settlements	(8)

Unrecognized tax benefits—December 31, 2008	$25

Gross increases—tax positions in prior periods	2
Gross increases—current period tax positions	3

Unrecognized tax benefits—December 31, 2009	$30

Gross increases—tax positions in current period	7
Reduction due to lapse of statute of limitations	(3)

Unrecognized tax benefits—December 31, 2010	$34

11.	RESTRUCTURING COSTS

2010 Restructuring Program

During the year ended December 31, 2010, the Company committed to various initiatives targeted principally at reducing costs and enhancing organizational efficiencies while consolidating existing processes and facilities. For the year ended December 31, 2010, the Company recognized $21 million of expense related to the 2010 restructuring plan.

Restructuring charges by segment for the year ended December 31, 2010 were as follows:

	Opening Balance	Expense Recognized and Other Additions		Cash Payments/ Other Reductions	Liability as of December 31, 2010
Real Estate Franchise Services	$—	$—		$—	$—
Company Owned Real Estate Brokerage Services	—	13		(7)	6
Relocation Services	—	4	(a)	(2)	2
Title and Settlement Services	—	3		(2)	1
Corporate and Other	—	2		—	2

	$—	$22		$(11)	$11

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

The table below shows restructuring charges by category and the corresponding payments and other reductions for the year ended December 31, 2010:

	Personnel Related	Facility Related	Asset Impairments	Total
2010 Restructuring expense and other additions	$5	$16	$1	$22
Cash payments and other reductions	(4)	(6)	(1)	(11)

Balance at December 31, 2010	$1	$10	$—	$11

2009 Restructuring Program

During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2009 was $34 million.

The recognition of the 2009 restructuring charge and the corresponding utilization from inception to December 31, 2010 are summarized by category as follows:

	Personnel Related	Facility Related	Asset Impairments	Total
2009 Restructuring expense	$19	$46	$9	$74
Cash payments and other reductions	(17)	(14)	(9)	(40)

Balance at December 31, 2009	2	32	—	34
Cash payments and other reductions	(1)	(13)	—	(14)

Balance at December 31, 2010	$1	$19	$—	$20

2008 Restructuring Program

During 2008, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2009, the remaining liability was $8 million. During the year ended December 31, 2010, the Company utilized $5 million of the remaining accrual resulting in a remaining accrual of $3 million related to future lease payments.

2007 Restructuring Program

During 2007, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2009, the remaining liability was $3 million. During the year ended December 31, 2010, the Company utilized $2 million of the remaining accrual resulting in a remaining accrual of $1 million related to future lease payments.

2006 Restructuring Program

During 2006, the Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities. At December 31, 2009, the remaining liability was $2 million. During the year ended December 31, 2010, the Company utilized $1 million of the remaining accrual resulting in a remaining accrual of $1 million related to future lease payments.

12.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Merger Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. On November 13, 2007, the Holdings Board authorized an increase in the number of shares of Holdings common stock reserved for issuance under the Plan from 15 million shares to 20 million shares. In conjunction with the closing of the Merger Transactions on April 10, 2007, Holdings granted approximately 11.2 million of stock options in three separate tranches to officers and key employees and approximately 0.4 million of restricted stock to senior officers. On November 13, 2007, in connection with the appointment of Henry R. Silverman to non-executive Chairman of the Company, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Holdings common stock at $10 per share with a per share fair value of $8.09 which was based upon the fair value of the Company on the date of grant. In general, one-half of the grant (the tranche A options) is subject to ratable vesting over five years, one quarter of the grant (the tranche B options) is “cliff” vested upon the achievement of a 20% internal rate of return (“IRR”) target and the remaining 25% of the options (the tranche C options) are “cliff” vested upon the achievement of a 25% IRR target. The realized IRR targets are measured based upon distributions made to the stockholders of Holdings. In addition, at April 10, 2007, 2.3 million shares were purchased under the Plan at fair value by senior management of the Company. During 2008, the Holdings Board granted 291,000 stock options and 9,000 shares of restricted stock to senior management employees and an independent director of the Company. No stock options were granted during 2009. As of December 31, 2010, the total number of shares available for future grant is approximately 2 million shares.

On November 8, 2010, Holdings concluded an offer to exchange certain stock options granted to employees for new stock options as described below.

Exchange of Stock Options Granted by Holdings

Each original option held by eligible employees was exchanged on a one-for-one basis for a new option with different terms. The original options had an exercise price of $10 per share and were 50% time vested (Tranche A) and 50% performance based awards (Tranche B & C). They were exchanged for all time vested new awards. The new options were unvested on the date of grant and vest at a rate of 25% a year over a four-year period beginning July 1, 2010 with a 10-year contractual term beginning on the date of grant. The exercise price of 30% of the new options issued to the Senior Executives is $5.50 per share and the exercise price of all other new options issued is $0.83 per share, which represented the fair market value of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options. On November 9, 2010, 10.16 million original options were tendered and exchanged for an equal number of new options and 5.05 million original options held by non-employees that were not eligible to participate in the exchange offer. The exchange resulted in an incremental stock compensation expense of $4 million which will be recognized over the four-year vesting period beginning July 1, 2010. The Company will continue to expense the remaining unrecognized stock compensation expense of $8 million related to the original tranche A options and restricted stock over their remaining vesting period.

The options were granted to employees and the non-executive Chairman at the estimated fair value at the date of issuance, with the following terms:

	2010 Options	2007 Option Tranches
		A	B	C
Weighted average exercise price	$1.79	$ 10.00	$10.00	$10.00
Vesting	4 years ratable	5 years ratable	(1)	(1)
Term of option	10 years	10 years	10 years	10 years

(1)	Tranche B and C vesting is based upon affiliates of Apollo and co-investors achieving specific IRR targets on their investment in the Company.

The fair value of the 2010 options and the tranche A options were estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

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

The weighted average assumptions utilized to determine the value of the stock options are as follows:

	Options Granted In
	2010	2008	2007
Expected volatility	54.6%	33.8%	32.7%
Expected term (years)	6.25	6.7	6.9
Risk-free interest rate	1.5%	3.7%	4.5%
Dividend yield	—	—	—

Restricted Stock Granted by Holdings

One-half of the restricted stock granted to employees “cliff” vested in October 2008 and the remaining restricted stock “cliff” vested in April 2010. One-half of the restricted stock granted to a director “cliff” vested in August 2009 and the remaining restricted stock “cliff” vested in February 2011. Shares were granted at the fair market price of $10 which is the price paid by affiliates of Apollo and co-investors in connection with the purchase of Holdings shares on the date the merger was consummated.

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	2010 Options	Option Tranche			Restricted Stock
		A	B	C
Outstanding at January 1, 2008	—	8.08	4.04	4.04	0.45
Granted	—	0.17	0.06	0.06	0.01
Exercised	—	—	—	—	—
Vested	—	—	—	—	(0.23)
Forfeited	—	(0.29)	(0.14)	(0.14)	—

Outstanding at December 31, 2008	—	7.96	3.96	3.96	0.23
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Vested	—	—	—	—	—
Forfeited	—	(0.17)	(0.09)	(0.09)	—

Outstanding at December 31, 2009	—	7.79	3.87	3.87	0.23
Granted/(tendered for exchange)	10.16	(5.08)	(2.54)	(2.54)	—
Exercised	—	—	—	—	—
Vested	—	—	—	—	(0.23)
Forfeited	—	(0.14)	(0.07)	(0.07)	—

Outstanding at December 31, 2010	10.16	2.57	1.26	1.26	—

Exercisable at December 31, 2010	—	1.54	—	—	—

Weighted average remaining contractual term (years)	9.87	6.87	6.87	6.87
Weighted average exercise price	$1.79	$10.00	$10.00	$10.00
Weighted average grant date fair value per share:
2010	$0.37	$—	$—	$—	$—
2009	$—	$—	$—	$—	$—
2008	$—	$2.01	$1.61	$1.34	$10.00

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2010	1.54	$10.00	6.87 years	$—

As of December 31, 2010, there was $8 million of unrecognized compensation cost related to the remaining vesting period of the original tranche A options and restricted stock under the Plan, and $5 million of unrecognized compensation cost related to the original tranche B and C options that were not eligible for exchange. Unrecognized cost for the original tranche A and restricted stock will be recorded in future periods as compensation expense over a weighted average period of approximately 1.4 years, and the unrecognized cost for tranche B and C options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring. The unrecognized incremental compensation cost of $3 million related to the exchange offer will be amortized over the remaining vesting period of 3.5 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $6 million, $7 million and $7 million related to the incentive equity awards granted by Holdings for the year ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

13.	SEPARATION ADJUSTMENTS, TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES AND RELATED PARTIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

The Company has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%. Upon Separation from Cendant, the amount of liabilities which were assumed by the Company approximated $843 million and were comprised of certain Cendant Corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The majority of the $843 million of liabilities allocated in 2006 was classified as due to former parent in the Consolidated Balance Sheet as the Company was indemnifying Cendant for these contingent liabilities and therefore any payments were typically made to the third party through the former parent. At December 31, 2009, the due to former parent balance was $505 million and the balance decreased to $104 million at December 31, 2010 primarily as a result of tax and other liability adjustments. At December 31, 2010, the due to former parent balance is comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

In connection with these agreements, the Company recorded net revenues of $6 million, $6 million and $6 million, for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The Company recorded equity earnings (losses) of $28 million, $23 million and $(29) million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. In 2008, an impairment analysis was completed by PHH Home Loans. As a result of lower financial forecasts and a higher weighted average cost of capital, PHH Home Loans recorded an impairment charge for which the Company recorded its portion of the charge in equity (earnings) losses of unconsolidated entities of $31 million.

During the year ended December 31, 2010 and 2009, the Company received $25 million and $8 million, respectively, of cash dividends from PHH Home Loans. In 2008, the Company invested an additional $1 million of cash in PHH Home Loans.

The following presents the summarized financial information for PHH Home Loans:

	December 31,
	2010	2009
Balance sheet data:
Total assets	$449	$109
Total liabilities	367	32
Total members’ equity	82	77

	Year Ended December 31,
	2010	2009	2008
Statement of operations data:
Total revenues	$279	$252	$183
Total expenses	222	206	242
Net income (loss)	57	46	(59)

Related Party Transactions

On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement (the “Prepayment Agreement”) with WEX, pursuant to which WEX simultaneously paid the Company the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to the Company under the TRA.

In June 2008, Affinion Group, Inc. entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and Realogy had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. One-half of the loyalty program was deemed a contingent asset and contingent liability under the terms of the Separation Agreement, with Realogy being responsible for 62.5% of such half or 31.25% of the assets and liabilities under the entire program. Under the AAA, Affinion Group, Inc. assumed all of the liabilities and obligations of Avis Budget Group, Wyndham Worldwide and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations and Realogy agreed to pay $8 million over a three year period as consideration for Affinion Group, Inc.’s assumption of Realogy’s proportionate share of the obligation.

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the year ended December 31, 2010, December 31, 2009 and December 31, 2008, the Company has recognized revenue and expenses related to these transactions of approximately $1 million in the aggregate in each year.

14.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning adverse impacts to franchisees related to purported changes made to the Century 21® system and its National Advertising Fund after the Company acquired it in 1995, which is referred to elsewhere in this Annual Report as the “Cooper Litigation”; (ii) that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency; (iii) by former franchisees, that franchise agreements were improperly terminated, (iv) that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (v) that NRT’s legal assistance program constitutes the illegal sale of insurance; (vi) concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; (vii) concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent and (viii) concerning claims for alleged RESPA violations including but not limited to claims concerning administrative fees under RESPA as well as the validity of sales associates indemnification and administrative fees.

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed the Cooper Litigation against Cendant and Cendant’s subsidiary, Century 21. The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages or otherwise improperly charged expenses to the Century 21 advertising fund. The complaint seeks unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. The New Jersey Consumer Fraud Act provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).

A case management order was entered on November 29, 2010 that includes, among other deadlines, a trial date of April 16, 2012. On December 20, 2010, the court held a status conference to address plaintiffs’ motion regarding notice to be issued to the class, the language of the notice, publication of the notice and how class members can opt out of the class. As directed by a court order, Century 21 has delivered to plaintiffs’ counsel and the court lists of the names and contact information for (1) franchisees that meet the class definition and (2) franchisees that would have met the class definition but for the fact that they signed a waiver of claims against Century 21. Pursuant to the court order, a notice of pendency of the action will be mailed to class members on March 4, 2011, and a summary of that notice will be published in various publications within 30 days of that mailing. Plaintiffs’ counsel has advised that it may file a motion requesting that notice be sent to all Century 21 franchisees during the class period, not solely those that meet the class definition. This case remains in its very early stages, with most of the effort in the past six months directed at class identification. Discovery on the merits is in its early stages. This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and the Company cannot provide assurances that such resolution will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

CSI Investment et. al. v. Cendant et. al., (Case No. 1:00-CV-01422 (DAB-DFE) (S.D.N.Y.)) is a decade-old legacy Cendant litigation matter not related to real estate (“Credentials Litigation”). In July 2009, the trial court entered a satisfaction of judgment with respect to the entire Credentials Litigation subject to plaintiffs’ right to petition the Court for reasonable attorneys’ fees. In September 2009, the plaintiffs filed a motion requesting an aggregate of $33 million in attorneys’ fees and costs, comprised of $6 million in hourly fees and costs, a $25 million success fee and $2 million in pre-judgment interest. In January 2010, the Court issued a summary order referring the matter to a Magistrate for a determination of the proper amount of attorneys’ fees. In December 2010 the parties settled the attorneys’ fee dispute and Cendant agreed to pay plaintiffs $8 million (62.5% of which was paid by Realogy to satisfy its percentage of the settlement amount). The Court entered a stipulation and order of dismissal of the matter on January 11, 2011.

***

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

At December 31, 2010, the due to former parent balance of $104 million is comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

Contingent Liability Letter of Credit

On April 26, 2007, the Company established a $500 million standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement and a letter agreement among the Company, Wyndham Worldwide and Avis Budget Group relating thereto. The Company utilized its synthetic letter of credit to satisfy the obligations to post the standby irrevocable letter of credit and support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to increase or decrease to reflect the then current estimate of Cendant contingent and other liabilities. On August 11, 2009, the letter of credit with Avis Budget Group was reduced from $500 million to $446 million primarily as a result of a reduction in contingent legal liabilities. In the third and fourth quarter of 2010, the Company entered into agreements with Avis Budget Group and Wyndham to further reduce the letter of credit, primarily due to the IRS tax settlement and other liability adjustments. As a result, the letter of credit was reduced from $446 million at December 31, 2009 to $123 million as of December 31, 2010.

Apollo Management Fee Agreement

In connection with the Merger Transaction, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

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

Escrow and Trust Deposits

As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently covered up to $250,000. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $190 million and $161 million at December 31, 2010 and December 31, 2009, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2010 are as follows:

Year	Amount
2011	$143
2012	101
2013	64
2014	37
2015	25
Thereafter	24

$394

Capital lease obligations were $12 million net of $2 million of imputed interest at December 31, 2010 and $14 million net of $2 million of imputed interest at December 31, 2009.

The Company incurred rent expense as follows:

	For the Year Ended December 31,
	2010	2009	2008
Gross rent expense	$181	$195	$222
Less: Sublease rent income	3	3	3

Net rent expense	$178	$192	$219

Purchase Commitments and Minimum Licensing Fees

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2010 are approximately $77 million.

The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is required to pay a minimum licensing fee to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. Annual minimum licensing fee began in 2009 at $0.5 million increase to $4 million by 2014 and generally remains the same thereafter.

Future minimum payments as of December 31, 2010 are as follows:

Year	Amount
2011	$43
2012	22
2013	14
2014	8
2015	8
Thereafter	256

$351

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

Other Guarantees/Indemnifications

In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2010 extend into 2011 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $15 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.

Insurance and Self-Insurance

At December 31, 2010 and 2009, the Consolidated Balance Sheets include approximately $61 million and $62 million, respectively, of liabilities relating to (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit within the Relocation Services segment, and (iii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. The Company’s subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Corporation and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.

The Company issues title insurance policies which provide coverage for real property mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, the Company’s insurance risk is limited to the first $5,000 of claims on any one policy. The title underwriter which the Company acquired in January 2006 typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, the Company typically obtains a reinsurance policy from a national underwriter to reinsure the excess amount.

Fraud, defalcation and misconduct by employees are also risks inherent in the business. The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The Company maintains Fidelity insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $1 million per occurrence.

The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $17 million and $18 million at December 31, 2010 and 2009, respectively.

15.	Equity (DEFICIT)

On April 10, 2007, the Company completed the Merger Transactions with Apollo. All of the Company’s issued and outstanding common stock is currently owned by the Company’s parent, Intermediate, and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings.

As a result of the Merger and related transactions, the Company has 100 shares of common stock authorized and outstanding with a par value of $0.01 per share. In addition, the Company has 100 shares of preferred stock authorized with no shares outstanding.

Accumulated Other Comprehensive Loss

The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2007	$1	$2	$(12)	$(9)
Current period change	(8)	(18)	(11)	(37)

Balance at December 31, 2008	(7)	(16)	(23)	(46)
Current period change	7	(1)	8	14

Balance at December 31, 2009	—	(17)	(15)	(32)
Current period change	—	(3)	5	2

Balance at December 31, 2010	$—	$(20)	$(10)	$(30)

(1)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Operations.
(2)	As of December 31, 2010, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.

16.	RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK MANAGEMENT

The following is a description of the Company’s risk management policies.

Interest Rate Risk

At December 31, 2010, the Company had total long-term debt of $6,892 million, excluding $331 million of securitization obligations. Of the $6,892 million of long-term debt, the Company has $3,222 million of variable interest rate debt primarily based on 3-month LIBOR. The Company has entered into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings with varying expiration dates and an aggregate notional value of $425 million which effectively fixes the interest rate on that portion of variable interest rate debt. The remaining portion of the Company’s variable interest rate debt is subject to market rate risk, interest payments will fluctuate as underlying interest rates change as a result of market changes.

At December 31, 2010, the fair value of the Company’s long-term debt, excluding securitization obligations, approximated $6,697 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange.

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

As of December 31, 2010, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.

Market Risk Exposure

The Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2010, NRT generated approximately 27% of its revenues from California, 26% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2009, NRT generated approximately 27% of its revenues from California, 23% from the New York metropolitan area and 11% from Florida. For the year ended December 31, 2008, NRT generated approximately 27% of its revenues from California, 25% from the New York metropolitan area and 11% from Florida.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the Swiss Franc, British Pound, Euro and Canadian Dollar. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2010 and December 31, 2009, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $18 million and $15 million, respectively.

The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company is utilizing pay fixed rate interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy. The Company entered into two interest rate swaps in April 2007 with an aggregate notional value of $575 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $350 million, expired in July 2010 and the other swap, with a notional value of $225 million, expires in July 2012. In June 2010, the Company entered into an additional interest rate swap with a notional value of $200 million to hedge the variability in cash flows resulting from the term loan facility. This swap is effective beginning in December 2010 and expires in December 2012. The derivatives are being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps of $10 million and $15 million, net of income taxes, has been recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at December 31, 2010 and December 31, 2009, respectively. See Note 20, “Subsequent Events” for a discussion of amounts the company expects to reclassify to earnings from AOCI related to the Amendment to Senior Secured Credit Facility.

The fair value of derivative instruments is as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	December 31, 2010 Fair Value	December 31, 2009 Fair Value
Interest rate swap contracts	Other current liabilities	$—	$8
	Other non-current liabilities	17	17

		$17	$25

The effect of derivative instruments on earnings is as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income			Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Year Ended December 31, 2010	Year Ended December 31, 2009	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest rate swap contracts	$8	$13	Interest expense	$(19)	$(23)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31, 2010	Year Ended, December 31, 2009
Foreign exchange contracts	Operating expense	$(1)	$(1)

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1

The following table summarizes fair value measurements by level at December 31, 2009 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$25	$25
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at January 1, 2009	$38
Changes reflected in other comprehensive loss	(13)

Fair value at December 31, 2009	25
Changes reflected in other comprehensive loss	(8)

Fair value at December 31, 2010	$17

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value at:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Securitization obligations	$331	$331	$305	$305
Term loan facility	3,059	2,903	3,091	2,784
Second Lien Loans	650	720	650	699
Other bank indebtedness	163	163	—	—
Senior Notes	1,688	1,656	1,686	1,427
Senior Toggle Notes	468	449	416	341
Senior Subordinated Notes	864	806	863	668

17.	SEGMENT INFORMATION

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

	Revenues (a) (b)
	For the Year Ended December 31,
	2010	2009	2008
Real Estate Franchise Services	$560	$538	$642
Company Owned Real Estate Brokerage Services	3,016	2,959	3,561
Relocation Services	405	320	451
Title and Settlement Services	325	328	322
Corporate and Other (c)	(216)	(213)	(251)

Total Company	$4,090	$3,932	$4,725

(a)

Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $216 million for the year ended December 31, 2010, $213 million for the year ended December 31, 2009 and $251 million for the year ended December 31, 2008. Such amounts are eliminated through the Corporate and Other line.
(b)	Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $37 million for the year ended December 31, 2010, $34 million for the year ended December 31, 2009 and $42 million for the year ended December 31, 2008. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b) (c)
	For the Year Ended December 31,
	2010	2009	2008
Real Estate Franchise Services	$352	$323	$(597)
Company Owned Real Estate Brokerage Services	80	6	(269)
Relocation Services	109	122	(257)
Title and Settlement Services	25	20	(303)
Corporate and Other (d)	269	(6)	(23)

Total Company	$835	$465	$(1,449)

(a)	Includes $21 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments for the year ended December 31, 2010 compared to $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to WEX partially offset by $21 million of expenses recorded at Corporate) for the year ended December 31, 2009, $58 million of restructuring costs and $2 million of merger costs offset by a benefit of $20 million of former parent legacy costs for the year ended December 31, 2008.
(b)	2009 EBITDA includes a gain on the extinguishment of debt of $75 million.
(c)	2008 EBITDA includes an impairment charge of $1,789 million. The impairment charge impacted the Real Estate Franchise Services segment by $953 million, the Company Owned Real Estate Brokerage Services segment by $195 million, the Relocation Services segment by $335 million and the Title and Settlement Services segment by $306 million.
(d)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to Net loss attributable to Realogy:

	For the Year Ended December 31,
	2010	2009	2008
EBITDA	$835	$465	$(1,449)
Less:
Depreciation and amortization	197	194	219
Interest expense/(income), net	604	583	624

Income (loss) before income taxes	34	(312)	(2,292)
Income tax expense (benefit)	133	(50)	(380)

Net loss attributable to Realogy	$(99)	$(262)	$(1,912)

Depreciation and Amortization

	For the Year Ended December 31,
	2010	2009	2008
Real Estate Franchise Services	$78	$78	$77
Company Owned Real Estate Brokerage Services	44	56	78
Relocation Services	50	34	36
Title and Settlement Services	17	18	19
Corporate and Other	8	8	9

Total Company	$197	$194	$219

Segment Assets

	As of December 31,
	2010	2009
Real Estate Franchise Services	$5,262	$5,315
Company Owned Real Estate Brokerage Services	874	853
Relocation Services	1,404	1,252
Title and Settlement Services	277	271
Corporate and Other	212	350

Total Company	$8,029	$8,041

Capital Expenditures

	For the Year Ended December 31,
	2010	2009	2008
Real Estate Franchise Services	$6	$6	$10
Company Owned Real Estate Brokerage Services	22	17	23
Relocation Services	8	7	6
Title and Settlement Services	6	6	7
Corporate and Other	7	4	6

Total Company	$49	$40	$52

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2010
Net revenues	$3,990	$100	$4,090
Total assets	7,923	106	8,029
Net property and equipment	185	1	186

On or for the year ended December 31, 2009
Net revenues	$3,838	$94	$3,932
Total assets	7,978	63	8,041
Net property and equipment	210	1	211

On or for the year ended December 31, 2008
Net revenues	$4,628	$97	$4,725
Total assets	8,682	230	8,912
Net property and equipment	274	2	276

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is selected unaudited quarterly financial data for 2010 and 2009.

	2010
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$122	$173	$138	$127
Company Owned Real Estate Brokerage Services	601	956	762	697
Relocation Services	76	106	122	101
Title and Settlement Services	65	86	84	90
Other (a)	(45)	(68)	(54)	(49)

	$819	$1,253	$1,052	$966

Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$46	$103	$71	$55
Company Owned Real Estate Brokerage Services	(47)	64	8	(20)
Relocation Services	(8)	15	38	15
Title and Settlement Services	(10)	8	3	8
Other	(173)	143	(156)	(157)

	$(192)	$333	$(36)	$(99)

Net (loss) income attributable to Realogy	$(197)	$222	$(33)	$(91)

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(b)	The quarterly results include the following:

•	Former parent legacy cost (benefit) of $5 million, $(314) million, $(6) million and $(8) million in the first, second, third and fourth quarters, respectively;
•	Restructuring charges of $6 million, $4 million, $2 million and $9 million in the first, second, third and fourth quarters, respectively; and
•	Merger costs of $1 million in the fourth quarter.

	2009
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$105	$143	$151	$139
Company Owned Real Estate Brokerage Services	491	764	896	808
Relocation Services	71	80	92	77
Title and Settlement Services	68	88	91	81
Other (a)	(38)	(57)	(61)	(57)

	$697	$1,018	$1,169	$1,048

Loss before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$24	$66	$88	$67
Company Owned Real Estate Brokerage Services	(103)	1	28	(1)
Relocation Services	(8)	65	28	8
Title and Settlement Services	(10)	8	6	(1)
Other	(164)	(158)	(89)	(189)

	$(261)	$(18)	$61	$(116)

Net (loss) income attributable to Realogy	$(259)	$(15)	$58	$(46)

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.
(b)	The quarterly results include the following:

•	Former parent legacy cost (benefit) of $4 million, $(46) million, $5 million and $3 million in the first, second, third and fourth quarters, respectively;
•	Restructuring charges of $34 million, $10 million, $15 million and $11 million in the first, second, third and fourth quarters, respectively; and
•	Merger costs of $1 million in the fourth quarter.

19.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Consolidating Balance Sheets and Consolidating Statements of Operations and Cash Flows for: (i) Realogy Corporation (the “Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (v) the Company on a consolidated basis. The guarantor subsidiaries are comprised of 100% owned entities, and guarantee on an unsecured senior subordinated basis the Senior Subordinated Notes and on an unsecured senior basis the Senior Notes and Senior Toggle Notes. Guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.

Consolidating Statement of Operations

Year Ended December 31, 2010

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,965	$—	$—	$2,965
Service revenue	—	496	204	—	700
Franchise fees	—	263	—	—	263
Other	—	157	5	—	162

Net revenues	—	3,881	209	—	4,090
Expenses
Commission and other agent-related costs	—	1,932	—	—	1,932
Operating	—	1,086	155	—	1,241
Marketing	—	177	2	—	179
General and administrative	51	172	15	—	238
Former parent legacy costs (benefit), net	(323)	—	—	—	(323)
Restructuring costs	3	18	—	—	21
Merger costs	1	—	—	—	1
Depreciation and amortization	8	187	2	—	197
Interest expense/(income), net	597	7	—	—	604
Other (income)/expense, net	(1)	(5)	—	—	(6)
Intercompany transactions	5	(4)	(1)	—	—

Total expenses	341	3,570	173	—	4,084
Income (loss) before income taxes, equity in earnings and non controlling interests	(341)	311	36	—	6
Income tax expense (benefit)	(252)	383	2	—	133
Equity in (earnings) losses of unconsolidated entities	—	—	(30)	—	(30)
Equity in (earnings) losses of subsidiaries	10	(62)	—	52	—

Net income (loss)	(99)	(10)	64	(52)	(97)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Realogy	$(99)	$(10)	$62	$(52)	$(99)

Consolidating Statement of Operations

Year Ended December 31, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$2,884	$2	$—	$2,886
Service revenue	—	436	185	—	621
Franchise fees	—	273	—	—	273
Other	—	146	6	—	152

Net revenues	—	3,739	193	—	3,932
Expenses
Commission and other agent-related costs	—	1,850	—	—	1,850
Operating	—	1,135	128	—	1,263
Marketing	—	159	2	—	161
General and administrative	49	193	8	—	250
Former parent legacy costs (benefit), net	21	(55)	—	—	(34)
Restructuring costs	7	63	—	—	70
Merger costs	1	—	—	—	1
Depreciation and amortization	8	184	2	—	194
Interest expense/(income), net	580	3	—	—	583
Gain on extinguishment of debt	(75)	—	—	—	(75)
Other (income)/expense, net	2	—	1	—	3
Intercompany transactions	6	(5)	(1)	—	—

Total expenses	599	3,527	140	—	4,266
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(599)	212	53	—	(334)
Income tax expense (benefit)	(173)	97	26	—	(50)
Equity in (earnings) losses of unconsolidated entities	—	—	(24)	—	(24)
Equity in (earnings) losses of subsidiaries	(164)	(49)	—	213	—

Net income (loss)	(262)	164	51	(213)	(260)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Realogy	$(262)	$164	$49	$(213)	$(262)

Consolidating Statement of Operations

Year Ended December 31, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$3,480	$3	$—	$3,483
Service revenue	—	551	186	—	737
Franchise fees	—	323	—	—	323
Other	—	186	(4)	—	182

Net revenues	—	4,540	185	—	4,725
Expenses
Commission and other agent-related costs	—	2,274	1	—	2,275
Operating	2	1,482	123	—	1,607
Marketing	1	204	2	—	207
General and administrative	41	183	12	—	236
Former parent legacy costs (benefit), net	(20)	—	—	—	(20)
Restructuring costs	2	56	—	—	58
Merger costs	1	1	—	—	2
Impairment of intangible assets, goodwill and investment in unconsolidated entities	—	1,739	50	—	1,789
Depreciation and amortization	9	208	2	—	219
Interest expense/(income), net	621	3	—	—	624
Other (income)/expense, net	(4)	(5)	—	—	(9)
Intercompany transactions	21	(20)	(1)	—	—

Total expenses	674	6,125	189	—	6,988
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(674)	(1,585)	(4)	—	(2,263)
Income tax expense (benefit)	(228)	(143)	(9)	—	(380)
Equity in (earnings) losses of unconsolidated entities	—	—	28	—	28
Equity in (earnings) losses of subsidiaries	1,466	24	—	(1,490)	—

Net income (loss)	(1,912)	(1,466)	(23)	1,490	(1,911)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Realogy	$(1,912)	$(1,466)	$(24)	$1,490	$(1,912)

Consolidating Balance Sheet

As of December 31, 2010

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69	$74	$51	$(2)	$192
Trade receivables, net	—	79	35	—	114
Relocation receivables	—	—	386	—	386
Relocation properties held for sale	—	21	—	—	21
Deferred income taxes	15	63	(2)	—	76
Intercompany note receivable	—	13	19	(32)	—
Other current assets	9	69	31	—	109

Total current assets	93	319	520	(34)	898
Property and equipment, net	21	162	3	—	186
Goodwill	—	2,611	—	—	2,611
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,909	—	—	2,909
Other intangibles, net	—	478	—	—	478
Other non-current assets	80	83	52	—	215
Investment in subsidiaries	8,014	152	—	(8,166)	—

Total assets	$8,208	$7,446	$575	$(8,200)	$8,029

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$25	$168	$12	$(2)	$203
Securitization obligations	—	—	331	—	331
Intercompany note payable	—	19	13	(32)	—
Due to former parent	104	—	—	—	104
Revolving credit facility and current portion of long-term debt	132	55	7	—	194
Accrued expenses and other current liabilities	178	316	31	—	525
Intercompany payables	1,949	(1,962)	13	—	—

Total current liabilities	2,388	(1,404)	407	(34)	1,357
Long-term debt	6,698	—	—	—	6,698
Deferred income taxes	(614)	1,497	—	—	883
Other non-current liabilities	86	61	16	—	163
Intercompany liabilities	722	(722)	—	—	—

Total liabilities	9,280	(568)	423	(34)	9,101

Total equity (deficit)	(1,072)	8,014	152	(8,166)	(1,072)

Total liabilities and equity (deficit)	$8,208	$7,446	$575	$(8,200)	$8,029

Consolidating Balance Sheet

As of December 31, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$194	$24	$42	$(5)	$255
Trade receivables, net	—	77	25	—	102
Relocation receivables	—	(20)	354	—	334
Deferred income taxes	31	54	—	—	85
Intercompany note receivable	—	13	18	(31)	—
Other current assets	12	66	20	—	98

Total current assets	237	214	459	(36)	874
Property and equipment, net	23	184	4	—	211
Goodwill	—	2,577	—	—	2,577
Trademarks	—	732	—	—	732
Franchise agreements, net	—	2,976	—	—	2,976
Other intangibles, net	—	453	—	—	453
Other non-current assets	93	76	49	—	218
Investment in subsidiaries	8,022	116	—	(8,138)	—

Total assets	$8,375	$7,328	$512	$(8,174)	$8,041

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$11	$82	$8	$(5)	$96
Securitization obligations	—	—	305	—	305
Intercompany note payable	—	18	13	(31)	—
Due to former parent	505	—	—	—	505
Current portion of long-term debt	32	—	—	—	32
Accrued expenses andother current liabilities	180	295	27	—	502
Intercompany payables	1,712	(1,740)	28	—	—

Total current liabilities	2,440	(1,345)	381	(36)	1,440
Long-term debt	6,674	—	—	—	6,674
Deferred income taxes	(557)	1,317	—	—	760
Other non-current liabilities	82	51	15	—	148
Intercompany liabilities	717	(717)	—	—	—

Total liabilities	9,356	(694)	396	(36)	9,022

Total equity (deficit)	(981)	8,022	116	(8,138)	(981)

Total liabilities and equity (deficit)	$8,375	$7,328	$512	$(8,174)	$8,041

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(638)	$504	$24	$(8)	$(118)
Investing activities
Property and equipment additions	(7)	(41)	(1)	—	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(17)	—	—	(17)
Proceeds from sale of assets	—	5	—	—	5
Purchase of certificates of deposit	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	(7)	(53)	(10)	—	(70)
Financing activities
Net change in revolving credit facility	100	35	7	—	142
Repayments made for term loan facility	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	27	—	27
Intercompany dividend	—	—	(11)	11	—
Intercompany transactions	454	(428)	(26)	—	—
Other, net	(2)	(8)	(3)	—	(13)

Net cash provided by (used in) financing activities	520	(401)	(6)	11	124

Effect of changes in exchange rates on cash and cash equivalents	—	—	1	—	1

Net (decrease) increase in cash and cash equivalents	(125)	50	9	3	(63)
Cash and cash equivalents, beginning of period	194	24	42	(5)	255

Cash and cash equivalents, end of period	$69	$74	$51	$(2)	$192

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(583)	$309	$650	$(35)	$341
Investing activities
Property and equipment additions	(4)	(36)	—	—	(40)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(5)	—	—	(5)
Change in restricted cash	—	—	(2)	—	(2)
Intercompany dividend	—	63	—	(63)	—
Intercompany note receivable	—	37	—	(37)	—

Net cash provided by (used in) investing activities	(4)	59	(2)	(100)	(47)
Financing activities
Net change in revolving credit facility	(515)	—	—	—	(515)
Proceeds from issuance of Second Lien Loans	500	—	—	—	500
Repayments made on term loan credit facility	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	(410)	—	(410)
Debt issuance costs	(11)	—	—	—	(11)
Intercompany dividend	—	—	(96)	96	—
Intercompany note payable	—	—	(37)	37	—
Intercompany transactions	463	(364)	(99)	—	—
Other, net	(2)	(6)	(3)	—	(11)

Net cash provided by (used in) financing activities	403	(370)	(645)	133	(479)

Effect of changes in exchange rates on cash and cash equivalents	—	—	3	—	3
Net (decrease) increase in cash and cash equivalents	(184)	(2)	6	(2)	(182)
Cash and cash equivalents, beginning of period	378	26	36	(3)	437

Cash and cash equivalents, end of period	$194	$24	$42	$(5)	$255

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(610)	$375	$313	$31	$109
Investing activities
Property and equipment additions	(6)	(44)	(2)	—	(52)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	(12)	—	—	(12)
Proceeds from the sale of property and equipment	—	7	—	—	7
Proceeds related to corporate aircraft sale leaseback and termination	12	—	—	—	12
Proceeds from the sale of a joint venture	—	12	—	—	12
Investment in unconsolidated entities	—	(3)	(1)	—	(4)
Change in restricted cash	—	—	10	—	10
Intercompany note receivable	—	72	(17)	(55)	—
Other, net	—	—	4	—	4

Net cash provided by (used in) investing activities	6	32	(6)	(55)	(23)
Financing activities
Net change in revolving credit facility	515	—	—	—	515
Repayments made on term Loan credit facility	(32)	—	—	—	(32)
Note payment for 2006 acquisition of Texas American Title Company	—	(10)	—	—	(10)
Net change in securitization obligations	—	—	(258)	—	(258)
Intercompany dividend	—	—	(25)	25	—
Intercompany note payable	—	17	(72)	55	—
Intercompany transactions	384	(434)	50	—	—
Other, net	(5)	(10)	(1)	—	(16)

Net cash provided by (used in) financing activities	862	(437)	(306)	80	199

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1)	—	(1)

Net (decrease) increase in cash and cash equivalents	258	(30)	—	56	284
Cash and cash equivalents, beginning of period	120	56	36	(59)	153

Cash and cash equivalents, end of period	$378	$26	$36	$(3)	$437

20.	SUBSEQUENT EVENTS

Refinancing Transactions

Debt Exchange Offering

On January 5, 2011, the Company completed a private exchange offer relating to its outstanding Senior Notes, Senior Toggle Notes and Senior Subordinated Notes. Approximately $2,110 million aggregate principal amount were tendered for Convertible Notes, which are convertible at the holder’s option into Common Stock of Holdings and approximately $632 million aggregate principal amount were tendered for the Extended Maturity Notes.

On January 5, 2011, we issued:

•

$492 million aggregate principal amount of 11.50% Senior Notes and $1,144 million aggregate principal amount of 11.00% Series A Convertible Notes in exchange for $1,636 million aggregate principal amount of outstanding 10.50% Senior Notes;

•

$130 million aggregate principal amount of 12.00% Senior Notes and $291 million aggregate principal amount of 11.00% Series B Convertible Notes in exchange for $421 million aggregate principal amount of outstanding Senior Toggle Notes; and

•

$10 million aggregate principal amount of 13.375% Senior Subordinated Notes and $675 million aggregate principal amount of 11.00% Series C Convertible Notes in exchange for $685 million aggregate principal amount of outstanding 12.375% Senior Subordinated Notes.

In addition, upon receipt of the requisite consents from the holders of the Senior Notes and Senior Toggle Notes, we amended the respective indentures governing the terms of such notes to remove substantially all of the restrictive covenants and certain other provisions previously contained in those indentures.

The 11.00% Senior Notes and 12.00% Senior Notes are guaranteed on an unsecured senior basis, and the Convertible Notes and 13.375% Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each of the Company’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The 11.00% Senior Notes and 12.00% Senior Notes are also guaranteed on an unsecured senior subordinated basis, and the Convertible Notes and the 13.375% Senior Subordinated Notes are guaranteed on an unsecured junior subordinated basis, in each case, by Holdings.

As a result of the Debt Exchange Offering, we extended the maturity of approximately $2,742 million aggregate principal amount of our existing unsecured indebtedness to 2017 and 2018, resulting in approximately $303 million aggregate principal amount of Existing Notes maturing in 2014 and 2015. In addition, pursuant to the terms of the indenture governing the terms of the Convertible Notes, the Convertible Notes are redeemable at the Company’s option at a price equal to 90% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption upon a Qualified Public Offering as such term is defined in the indenture.

The Company and Holdings have agreed to: (1) file a registration statement with the SEC, with respect to a registered offer to exchange each series of the Extended Maturity Notes for new exchange notes having terms substantially identical in all material respects to the Extended Maturity Notes of the applicable series (except that the new exchange notes will not contain terms with respect to additional interest or transfer restrictions) or (2) file a shelf registration statement with respect to resales of the Existing Maturity Notes.

The Company and Holdings have also agreed to file a shelf registration statement with respect to resales of the outstanding Convertible Notes and the Class A Common Stock issuable upon conversion of the Convertible Notes.

Amendment to Senior Secured Credit Facility

Effective February 3, 2011, the Company entered into the Senior Secured Credit Facility Amendment and an incremental assumption agreement, which resulted in the following:

•

certain lenders extended the maturity of a significant portion of our first lien term loans, revolving commitments and synthetic letter of credit commitments to October 10, 2016, April 10, 2016, and October 10, 2016, respectively, which extensions resulted in approximately $2,424 million aggregate principal amount of extended term loans, approximately $461 million aggregate principal amount of commitments in respect of extended revolving loans and approximately $171 million aggregate principal amount of extended synthetic letter of credit commitments;

•

certain lenders simultaneously converted approximately $98 million aggregate principal amount of commitments in respect of extended revolving loans to extended term loans, thereby reducing the commitments under the revolving credit facility to $652 million;

•

the net proceeds of the $700 million aggregate principal amount of First and a Half Lien Notes together with cash on hand were used to prepay $700 million of the outstanding extended term loans, thereby reducing the aggregate principal amount of extended term loans to $1,822 million;

•	the interest rate with respect to the extended term loans was increased by 1.25% from the rate applicable to the non-extended term loans;

•	the interest rate with respect to the extended revolving loans was increased by 1.0% from the rate applicable to the non-extended revolving loans; and

•	the fee with respect to the synthetic letter of credit facility was increased by 1.25% from the fee applicable to the non-extending synthetic letter of credit facility.

The Senior Secured Credit Facility Amendment also provides for the following:

•

allows for one or more future issuances of additional senior secured notes or unsecured notes or loans to prepay the Company’s first lien term loans, to be secured on either a pari passu basis with, or junior to, its first lien obligations under the senior secured credit facility;

•

allows for one or more future issuances of additional senior secured or unsecured notes or loans to prepay the Company’s second lien loans, to be secured on a pari passu basis with, or junior to, its second lien loans under the senior secured credit facility;

•	allows for the incurrence of additional incremental term loans that are secured on a junior basis to the second lien loans in an aggregate amount not to exceed $350 million; and

•

provides that debt financing secured by a lien that is junior in priority to the first lien obligations under the senior secured credit facility (including, but not limited, to the First and a Half Lien Notes) will not, subject to certain exceptions, constitute senior secured debt for purposes of calculating the senior secured leverage ratio under the senior secured credit facility.

The extended term loans do not require any scheduled amortization of principal. The non-extended term loan facility will continue to provide for quarterly amortization payments totaling 1% per annum of the principal amount of the non-extended first lien term loans.

The Company entered into interest rate swaps to manage a portion of its exposure to changes in interest rates associated with its variable rate borrowings. In order to complete the Senior Secured Credit Facility Amendment, the Company was required to change the term loan facility interest rate from LIBOR to ABR for five days in early February 2011. Due to this change the Company’s interest rate hedge was no longer considered effective in accordance with the FASB’s derivative and hedging guidance as the underlying terms of the hedging transaction did not match the interest rate utilized on the borrowings. As a result, in February 2011, the Company dedesignated the hedge and reclassed $17 million from Accumulated other comprehensive loss to interest expense in the consolidated statement of operations.

Issuance of First and a Half Lien Notes

On February 3, 2011, we issued $700 million aggregate principal amount of First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The First and a Half Lien Notes are secured by substantially the same collateral as the Company’s existing secured obligations under its senior secured credit facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its senior secured credit facility and (ii) senior to the collateral liens securing the Company’s second lien obligations under its senior secured credit facility.

As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to prepay $700 million of certain of its first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.

Pro Forma Debt Table

The debt table below gives effect to the Refinancing Transactions as if they occurred on December 31, 2010.

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility (1)	April 2013	$289	$—	$210
Extended revolving credit facility (1)	April 2016	363	$—	263
Non-extended term loan facility	October 2013	635	635	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness (2)	Various	163	163	—
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes	April 2014	49	49	—
12.375% Senior Subordinated Notes (3)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes (4)	April 2017	492	488	—
12.00% Senior Notes (5)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations: (6)
Apple Ridge Funding LLC	April 2012	500	296	204
Cartus Financing Limited (7)	Various	62	35	27

		$8,229	$7,338	$704

(1)	As of December 31, 2010, there were no outstanding borrowings under the revolving credit facility. The available capacity under this facility was reduced by $79 million and $100 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively at December 31, 2010. On March 1, 2011, the Company had $60 million outstanding on the revolving credit facility.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $5 million is due in April 2011, $50 million is due in June 2011, $50 million due November 2011, $50 million is due in January 2013 and $8 million due in May 2015. In February 2011, the Company repaid $55 million of outstanding borrowings under these revolving credit facilities that were due in April and June 2011.

(3)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(4)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $4 million.
(5)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011.

Pro Forma Debt Maturities

Aggregate maturities of debt on a pro forma basis to give effect to the Refinancing Transactions as of December 31, 2010, excluding $331 million of securitization obligations, are as follows:

Year	Amount
2011	$169
2012	6
2013	623
2014	113
2015	187
Thereafter	5,909

Total debt	7,007
Less: Current portion of long-term debt (1)	169

Long-term debt	$6,838

(1)	Current portion of long term debt includes $163 million of outstanding borrowings related to other bank indebtedness and $6 million related to the amortization of the Non-extended term loan facility.

Phantom Value Plan

On January 5, 2011, the Board of Directors of the Company approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain participants, including the Company’s named executive officers, with an incentive to remain in the service of the Company and to increase their interest in the success of the Company and to receive compensation based upon the Company’s success.

Under the Phantom Value Plan, each participant is eligible to receive a payment with respect to an Incentive Award in three series relating to the three series of Convertible Notes at such time and from time to time that Apollo receives cash upon the discharge or third-party sale of not less than $267,638,044 of the aggregate principal amount of all series of Plan Notes (or on any non-cash consideration into which any series of Plan Notes may have been exchanged or converted). The payment with respect to a particular series of an Incentive Award would be an amount which bears the same ratio to the dollar amount of the Incentive Award relating to such series as (i) the aggregate amount of cash received by Affiliate Holders upon discharge in whole or in part of the principal amount of a particular series of Plan Notes or upon the sale of all or a portion of the principal amount of a particular series of Plan Notes (or upon the discharge, sale, exchange or transfer of any non-cash consideration into which any such series of Plan Notes may have been exchanged or converted) bears to (ii) the aggregate principal amount of such series of Plan Notes held by Affiliate Holders on the date of grant of such Incentive Award. In addition, participants may be eligible to receive additional amounts based upon cash received by the Affiliate Holders pursuant to the terms of any non-cash consideration into which any such series of Plan Notes may have been exchanged or converted.

In the event that a payment is to be made with respect to an Incentive Award in conjunction with or subsequent to a qualified public offering of common stock of the Company or its direct or indirect parent company, a participant may elect to receive stock in lieu of the cash payment in a number of unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due on such Incentive Award, plus a number of restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest, based on continued employment, on the first anniversary of issuance. In addition, Incentive Awards will be subject to acceleration and payment upon a change of control as specified in the Phantom Value Plan.

On each date the Affiliate Holders receive cash interest on the Plan Notes, participants may be granted stock options under the Holdings 2007 Stock Incentive Plan with an aggregate value (determined on a Black-Scholes basis) equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as (i) the aggregate amount of cash interest received by Affiliate Holders on such date bears to (ii) the aggregate principal amount of the Plan Notes held by the Affiliate Holders on the date of grant of the Incentive Award. The stock option grants to Realogy’s CEO, however, would be limited to 50% of the foregoing stock option amount. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. The stock options will have a term of 7.5 years.

Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards also terminate 10 years following the date of grant.

On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards of approximately $21.8 million to certain executive officers of the Company.

Exhibit Index

Exhibit	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed July 31, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed August 23, 2006).

2.3	Agreement and Plan of Merger, dated as of December 15, 2006, by and among Domus Holdings Corp., Domus Acquisition Corp. and Realogy Corporation (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed December 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Realogy Corporation’s Current Report on Form 8-K filed April 16, 2007).

3.2	Amended and Restated Bylaws of Realogy Corporation, as amended as of February 4, 2008. (Incorporated by reference to Exhibit 3.2 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007)

4.1	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 10.50% Senior Notes due 2014 (the “10.50% Senior Note Indenture”) (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.2	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.3	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.4	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.5	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.6	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.7	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.8	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.9	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

Exhibit	Description
4.10	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.11	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.12	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.13	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.14	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.14 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

4.15	Supplemental Indenture No. 14 dated as of February 25, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2010).

4.16	Supplemental Indenture No. 15 dated as of October 15, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.17	Supplemental Indenture No. 16 dated as of November 30, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.18	Supplemental Indenture No. 17 dated as of December 15, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.7 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.19	Indenture dated as of April 10, 2007 by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 11.00%/11.75% Senior Toggle Notes due 2014 (the “11.00%/11.75% Senior Toggle Note Indenture”) (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.20	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.21	Supplemental Indenture No. 2 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.22	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.23	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

Exhibit	Description
4.24	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.25	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.26	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.27	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.28	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.29	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.22 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.30	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.31	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.32	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.28 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

4.33	Supplemental Indenture No. 14 dated as of February 25, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2010).

4.34	Supplemental Indenture No. 15 dated as of October 15, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.35	Supplemental Indenture No. 16 dated as of November 30, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.36	Supplemental Indenture No. 17 dated as of December 15, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.8 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.37	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee governing the 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Note Indenture”) (Incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

Exhibit	Description
4.38	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.39	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.40	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.12 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.41	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.42	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.43	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.44	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.45	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.46	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.32 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.47	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.33 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.48	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.49	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.50	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.42 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

4.51	Supplemental Indenture No. 14 dated as of February 25, 2010 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2010).

4.52	Supplemental Indenture No. 15 dated as of October 15, 2010 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

Exhibit	Description
4.53	Supplemental Indenture No. 16 dated as of November 30, 2010 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.54	Form of 10.50% Senior Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.55	Form of 11.00%/11.75% Senior Toggle Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.56	Form of 12.375% Senior Subordinated Notes due 2015 (included in the Indenture incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.57	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.16 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.58	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.17 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.59	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.18 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.60*	Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 11.50% Senior Notes due 2017 (the “11.50% Senior Note Indenture”).

4.61*	Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 12.00% Senior Notes due 2017 (the “12.00% Senior Note Indenture”).

4.62*	Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 13.375% Senior Subordinated Notes due 2018 (the “13.375% Senior Subordinated Note Indenture”).

4.63*	Form of 11.50% Senior Notes due 2017 (Included in the 11.50% Senior Note Indenture filed as Exhibit 4.60 to this Form 10-K).

4.64*	Form of 12.00% Senior Notes due 2017 (Included in the 12.00% Senior Note Indenture filed as Exhibit 4.61 to this Form 10-K).

4.65*	Form of 13.375% Senior Subordinated Notes due 2018 (Included in the 13.375% Senior Subordinated Note Indenture filed as Exhibit 4.62 to this Form 10-K).

4.66*	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 11.50% Senior Notes due 2017.

4.67*	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 12.00% Senior Notes due 2017.

Exhibit	Description
4.68*	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 13.375% Senior Subordinated Notes due 2018.

4.69*	Indenture dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 11.00% Series A Convertible Senior Subordinated Notes due 2018, the 11.00% Series B Convertible Senior Subordinated Notes due 2018 and the 11.00% Series C Convertible Senior Subordinated Notes due 2018 (the “Convertible Note Indenture”).

4.70*	Form of 11.00% Series A Convertible Senior Subordinated Notes due 2018 (Included in the Convertible Note Indenture filed as Exhibit 4.69 to this Form 10-K).

4.71*	Form of 11.00% Series B Convertible Senior Subordinated Notes due 2018 (Included in the Convertible Note Indenture filed as Exhibit 4.69 to this Form 10-K).

4.72*	Form of 11.00% Series C Convertible Senior Subordinated Notes due 2018 (Included in the Convertible Note Indenture filed as Exhibit 4.69 to this Form 10-K).

4.73*	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 11.00% Series A Convertible Senior Subordinated Notes due 2018, the 11.00% Series B Convertible Senior Subordinated Notes due 2018 and the 11.00% Series C Convertible Senior Subordinated Notes due 2018.

4.74*	Indenture dated as of February 3, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.875% Senior Secured Notes due 2019 (the “Senior Secured Note Indenture”).

4.75*	Form of 7.875% Senior Secured Notes due 2019 (Included in the Senior Secured Note Indenture filed as Exhibit 4.74 to this Form 10-K).

10.1	Tax Sharing Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.2	Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement filed as Exhibit 10.1 (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

10.3	Credit Agreement dated as of April 10, 2007, by and among Realogy Corporation, Domus Intermediate Holdings Corp., the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc. (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009).

10.4	First Amendment, dated as of January 26, 2011 to the Credit Agreement, dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 8-K filed on January 27, 2011).

10.5	Incremental Assumption Agreement, dated as of September 28, 2009, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the Second Lien Term Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), and Wilmington Trust Company, as collateral agent for the Second Priority Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009).

Exhibit	Description
10.6*	Incremental Assumption Agreement, dated as of February 3, 2011, by and among Domus Intermediate Holdings Corp., the First Lien Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.7	Guarantee and Collateral Agreement dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009) .

10.8	First Amendment, dated as of September 28, 2009, to the Guarantee and Collateral Agreement, dated as of April 10, 2007, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the subsidiaries of Realogy Corporation signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.9*	Collateral Agreement, dated as of February 3, 2011, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Guarantor identified therein and party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

10.10	Second Lien Guarantee and Collateral Agreement, dated and effective as of September 28, 2009, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party identified therein and party hereto and Wilmington Trust Company, as collateral agent for the Secured Loan Parties (as defined therein) (Incorporated by reference to Exhibit 10.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.11*	Intercreditor Agreement, dated as of February 3, 2011, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Lien Senior Priority Secured Parties, the Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Realogy Corporation and each of the other Loan Parties party thereto.

10.12	Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Priority Secured Parties (as defined therein), Wilmington Trust Company, as Second Lien Collateral Agent for the Second Priority Secured Parties (as defined therein), Realogy Corporation and each of the other Loan Parties (as defined therein) (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.13*	Joinder Agreement No. 1, dated as of February 3, 2011, to the Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., as First Priority Representative for the First Priority Secured Parties, Wilmington Trust Company, as Second Priority Representative for the Second Priority Secured Parties, Realogy Corporation and each of the other Loan Parties party thereto.

10.14+	Letter Agreement dated as of September 24, 2009, by and among Realogy Corporation, Apollo Management VI, L.P., RCIV Holdings (Luxembourg) S.à.r.l., certain investment funds managed by Apollo Management VI, L.P., and Icahn Partners, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.9 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.15**	Employment Agreement dated as of July 31, 2006 between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.16**	Letter Agreement dated December 19, 2006, between Realogy and Henry R. Silverman amending Employment Agreement between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

Exhibit	Description
10.17**	Term Sheet dated November 13, 2007, among Domus Holdings Corp., Domus Intermediate Holdings Corp., Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.18**	Option Agreement dated as of November 13, 2007, between Domus Holdings Corp. and Henry R. Silverman (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.19* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Richard A. Smith.

10.20* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Anthony E. Hull.

10.21* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Alexander E. Perriello.

10.22* **	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Bruce G. Zipf.

10.23**	Domus Holdings Corp. 2007 Stock Incentive Plan, as amended and restated as of November 13, 2007 and as further amended and restated on November 9, 2010 (Incorporated by reference to Exhibit 10.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.24**	Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto governing time and performance vesting options (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.25**	Form of Restricted Stock Agreement between Domus Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.26**	Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto governing time-vesting options (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.27*	Support Agreement dated as of November 30, 2010, by and among Realogy Corporation, Domus Holdings Corp., RCIV Holdings (Luxembourg) S.à.r.l., Avenue Capital Management II, L.P., and Paulson and Co. inc. (on behalf of the several investment funds and accounts managed by it).

10.28*	Amended and Restated Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, Paulson and Co. inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein).

10.29*	Amended and Restated Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, Avenue Capital Management II, L.P. and the Apollo Holders (as defined therein).

10.30*	Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, the Apollo Holders (as defined therein) and Western Asset Management Company, as investment manager on behalf of its client accounts.

10.31*	Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, the Apollo Holders (as defined therein) and York Capital Management, L.P. and affiliated funds.

Exhibit	Description
10.32*	Amended and Restated Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Domus Investment Holdings, LLC, RCIV Holdings, L.P. (Cayman) RCIV Holdings (Luxembourg) S.à.r.l., Apollo Investment Fund VI, L.P. and Domus Co-Investment Holdings LLC.

10.33* **	Amended and Restated Management Investor Rights Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Apollo Investment Fund VI, L.P., Domus Investment Holdings, LLC and the Holders party thereto (including the named executive officers of Realogy Corporation).

10.34**	Realogy Corporation Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.35**	First Amendment to Realogy Corporation Officer Deferred Compensation Plan dated February 29, 2008 (Incorporated by reference to Exhibit 10.53 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.36 **	Realogy Corporation Officer Deferred Compensation Plan, Amended and Restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.20 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.37 **	First Amendment to Amended and Restated Realogy Corporation Officer Deferred Compensation Plan dated December 23, 2008 (Incorporated by reference to Exhibit 10.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.38++	Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.26 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.39	Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.40	Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.41+++	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Cororation, PHH Broker Partner Corporation and PHH Home Loans, LLC. (Incorporated by reference to Exhibit 10.29 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.42	Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.43	Consent and Amendment dated as of March 14, 2007, between Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, Sotheby’s International Realty Affiliates, Inc., ERA Franchise Systems, Inc. Century 21 Real Estate LLC and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to PHH Corporation, Current Report on Form 8-K filed March 20, 2007).

10.44	Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.45	Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Registration Statement on Form 10 (File No. 001-32852)).

10.46	Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.47	Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.48	Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.49*	Amendment No. 3 to Trademark License Agreement dated January 14, 2011, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.) and Sotheby’s, as successor by merger to Sotheby’s Holdings, Inc., on the one hand, and Realogy Corporation, as successor to Cendant Corporation, and Sotheby’s International Realty Licensee (f/k/a Monticello Licensee Corporation).

10.50	Lease, dated as of December 29, 2000, between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.51	First Amendment of Lease, dated October 16, 2001, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.52	Second Amendment to Lease, dated as of June 7, 2002, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.53	Third Amendment to Lease, dated as of April 28, 2003, by and between DB Real Estate One Campus Drive, L.P. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(c) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.54	Office Building Lease, dated as of August 29, 2003, between MV Plaza, Inc. and Cendant Corporation (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.55	Agreement of Lease, dated as of August 11, 1997, between MMP Realty, LLC and HFS Mobility Services, Inc. (Incorporated by reference to Exhibit 10.15 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.56	First Amendment to Agreement of Lease, dated as of November 4, 2004, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.57	Second Amendment to Agreement of Lease, dated as of April 18, 2005, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.58++++	Sixth Omnibus Amendment Agreement and Consent, dated as of June 6, 2007, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, The Bank of New York, the conduit purchasers, committed purchasers, managing Agents and Calyon New York Branch (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.59++++	Amended and Restated Series 2007-1 Indenture Supplement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007, between Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.60	Amendment No. 1 to Series 2007-1 Indenture Supplement dated as of September 8, 2009, among Apple Ridge Funding LLC, as Issuer, and The Bank of New York, as indenture trustee, paying agent, authentication agent and transfer agent and registrar (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009).

10.61	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007 among Apple Ridge Funding LLC, Cartus Corporation, the conduit purchasers, committed purchases and managing agents party thereto and Calyon New York Branch, as administrative and lead arranger (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.62	Consent dated April 30, 2008, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC and the Noteholders signatory thereto (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

10.63**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.50 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.64**	Form of Option Agreement for Independent Directors (Incorporated by reference to Exhibit 10.51 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

Exhibit	Description
10.65**	Restricted Stock Award for Independent Directors (Incorporated by reference to Exhibit 10.52 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.66**	2008 Realogy Corporation Bonus Plan for Executive Officers (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007 (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.67**	2008 - 2009 Realogy Corporation Cash Retention Plan (Incorporated by reference to Exhibit 10.62 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.68**	Amended and Restated 2009 Realogy Multi-Year Executive Retention Plan (Terminated in November 2010) (Incorporated by reference to Exhibit 10.58 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.69**	Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.70* **	Realogy Corporation Phantom Value Plan.

10.71	Agreement dated July 15, 2010, between Realogy Corporation and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 8-K filed on July 20, 2010).

10.72*	Conversion Shares Agreement, dated as of January 5, 2011, by and between Realogy Corporation and Domus Holdings Corp.

21.1*	Subsidiaries of Realogy Corporation.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Compensatory plan or arrangement.
+	Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.9 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++	Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.9 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.26 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
+++	Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.10 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.29 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++++	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

REALOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009

AND DECEMBER 31, 2008

(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2010	$63	$13	$4	$(15)	$65
Year ended December 31, 2009	$43	$21	$5	$(6)	$63
Year ended December 31, 2008	$14	$24	$10	$(5)	$43

Reserve for development advance notes, short term (b)
Year ended December 31, 2010	$3	$—	$—	$(1)	$2
Year ended December 31, 2009	$3	$—	$—	$—	$3
Year ended December 31, 2008	$2	$1	$—	$—	$3

Reserve for development advance notes, long term (b)
Year ended December 31, 2010	$17	$(5)	$—	$(3)	$9
Year ended December 31, 2009	$21	$2	$—	$(6)	$17
Year ended December 31, 2008	$11	$10	$—	$—	$21

Deferred tax asset valuation allowance
Year ended December 31, 2010	$124	$—	$—	$(6)	$118
Year ended December 31, 2009	$61	$63	$—	$—	$124
Year ended December 31, 2008	$10	$51	$—	$—	$61

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.
(b)	Short-term development advance notes are included in Trade Receivables in the Consolidated Balance Sheets.