Form 10-K/A
period 2010-12-31
REALOGY CORP
filed 2011-03-25
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Realogy Corporation (the “Company”) for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 4, 2010 (the “Original Form 10-K”). This amendment supplements the Company’s Original Form 10-K to file the audited consolidated financial statements of PHH Home Loans, LLC (“PHH Home Loans”) and its subsidiaries as Exhibit 99.1 hereto to comply with Section 3-09 of Regulation S-X. PHH Home Loans is the Company’s home mortgage venture with PHH Corporation (“PHH”). The Company owns 49.9% of PHH Home Loans and PHH owns the remaining 50.1%.

No other information in the Original Form 10-K is amended hereby. Except for the amended disclosure described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 4, 2011, the filing date of the Original Form 10-K.

2

Item 15.	Exhibits, Financial Statements and Schedules.

Item 15 is unchanged from the Original Form 10-K except for the filing of certain exhibits set forth in the Index of Exhibits.

(A)(3)	Exhibits

See Index to Exhibits.

3

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th of March 2011.

REALOGY CORPORATION (Registrant)

By:	/S/ ANTHONY E. HULL
Name:	Anthony E. Hull
Title:	Executive Vice President, Chief Financial Officer and Treasurer

4

Exhibit Index

Exhibit	Description
2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed July 31, 2006).

2.2	Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed August 23, 2006).

2.3	Agreement and Plan of Merger, dated as of December 15, 2006, by and among Domus Holdings Corp., Domus Acquisition Corp. and Realogy Corporation (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed December 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Realogy Corporation’s Current Report on Form 8-K filed April 16, 2007).

3.2	Amended and Restated Bylaws of Realogy Corporation, as amended as of February 4, 2008. (Incorporated by reference to Exhibit 3.2 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007)

4.1	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 10.50% Senior Notes due 2014 (the “10.50% Senior Note Indenture”) (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.2	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.3	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.4	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.5	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.6	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.7	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.8	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.9	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

Exhibit	Description
4.10	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.11	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.12	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.13	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.14	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.14 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

4.15	Supplemental Indenture No. 14 dated as of February 25, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2010).

4.16	Supplemental Indenture No. 15 dated as of October 15, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.17	Supplemental Indenture No. 16 dated as of November 30, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.4 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.18	Supplemental Indenture No. 17 dated as of December 15, 2010 to the 10.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.7 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.19	Indenture dated as of April 10, 2007 by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 11.00%/11.75% Senior Toggle Notes due 2014 (the “11.00%/11.75% Senior Toggle Note Indenture”) (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.20	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.21	Supplemental Indenture No. 2 dated as of June 29, 2007 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.22	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.23	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.24	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

Exhibit	Description
4.25	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.26	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.27	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.28	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.29	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.22 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.30	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.31	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.32	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.28 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

4.33	Supplemental Indenture No. 14 dated as of February 25, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2010).

4.34	Supplemental Indenture No. 15 dated as of October 15, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.2 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.35	Supplemental Indenture No. 16 dated as of November 30, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.36	Supplemental Indenture No. 17 dated as of December 15, 2010 to the 11.00%/11.75% Senior Toggle Note Indenture (Incorporated by reference to Exhibit 4.8 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.37	Indenture dated as of April 10, 2007, by and among Realogy Corporation, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee governing the 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Note Indenture”) (Incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.38	Supplemental Indenture No. 1 dated as of June 29, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

Exhibit	Description
4.39	Supplemental Indenture No. 2 dated as of July 23, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.40	Supplemental Indenture No. 3 dated as of December 18, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.12 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.41	Supplemental Indenture No. 4 dated as of March 31, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

4.42	Supplemental Indenture No. 5 dated as of May 12, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.43	Supplemental Indenture No. 6 dated as of June 4, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

4.44	Supplemental Indenture No. 7 dated as of August 21, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.45	Supplemental Indenture No. 8 dated as of September 15, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2008).

4.46	Supplemental Indenture No. 9 dated as of November 10, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.32 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.47	Supplemental Indenture No. 10 dated as of December 17, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.33 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

4.48	Supplemental Indenture No. 11 dated as of February 27, 2009 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2009).

4.49	Supplemental Indenture No. 12 dated as of September 14, 2009 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

4.50	Supplemental Indenture No. 13 dated as of December 14, 2009 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.42 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

4.51	Supplemental Indenture No. 14 dated as of February 25, 2010 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2010).

4.52	Supplemental Indenture No. 15 dated as of October 15, 2010 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

Exhibit	Description
4.53	Supplemental Indenture No. 16 dated as of November 30, 2010 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.54	Form of 10.50% Senior Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.55	Form of 11.00%/11.75% Senior Toggle Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.56	Form of 12.375% Senior Subordinated Notes due 2015 (included in the Indenture incorporated by reference to Exhibit 4.9 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.57	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.16 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.58	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.17 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.59	Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Corporation, Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.18 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

4.60	Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 11.50% Senior Notes due 2017 (the “11.50% Senior Note Indenture”) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.61	Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 12.00% Senior Notes due 2017 (the “12.00% Senior Note Indenture”) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.62	Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 13.375% Senior Subordinated Notes due 2018 (the “13.375% Senior Subordinated Note Indenture”) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.63	Form of 11.50% Senior Notes due 2017 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.64	Form of 12.00% Senior Notes due 2017 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.65	Form of 13.375% Senior Subordinated Notes due 2018 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.66	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 11.50% Senior Notes due 2017 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

Exhibit	Description
4.67	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 12.00% Senior Notes due 2017 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.68	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 13.375% Senior Subordinated Notes due 2018 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.69	Indenture dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 11.00% Series A Convertible Senior Subordinated Notes due 2018, the 11.00% Series B Convertible Senior Subordinated Notes due 2018 and the 11.00% Series C Convertible Senior Subordinated Notes due 2018 (the “Convertible Note Indenture”) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.70	Form of 11.00% Series A Convertible Senior Subordinated Notes due 2018 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.71	Form of 11.00% Series B Convertible Senior Subordinated Notes due 2018 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.72	Form of 11.00% Series C Convertible Senior Subordinated Notes due 2018 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.73	Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 11.00% Series A Convertible Senior Subordinated Notes due 2018, the 11.00% Series B Convertible Senior Subordinated Notes due 2018 and the 11.00% Series C Convertible Senior Subordinated Notes due 2018 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.74	Indenture dated as of February 3, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.875% Senior Secured Notes due 2019 (the “Senior Secured Note Indenture”) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.75	Form of 7.875% Senior Secured Notes due 2019 (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.1	Tax Sharing Agreement by and among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.2	Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement filed as Exhibit 10.1 (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2008).

10.3	Credit Agreement dated as of April 10, 2007, by and among Realogy Corporation, Domus Intermediate Holdings Corp., the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc. (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009).

Exhibit	Description
10.4	First Amendment, dated as of January 26, 2011 to the Credit Agreement, dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 8-K filed on January 27, 2011).

10.5	Incremental Assumption Agreement, dated as of September 28, 2009, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the Second Lien Term Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), and Wilmington Trust Company, as collateral agent for the Second Priority Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009).

10.6	Incremental Assumption Agreement, dated as of February 3, 2011, by and among Domus Intermediate Holdings Corp., the First Lien Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.7	Guarantee and Collateral Agreement dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009) .

10.8	First Amendment, dated as of September 28, 2009, to the Guarantee and Collateral Agreement, dated as of April 10, 2007, by and among Domus Intermediate Holdings Corp., Realogy Corporation, the subsidiaries of Realogy Corporation signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.9	Collateral Agreement, dated as of February 3, 2011, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Guarantor identified therein and party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.10	Second Lien Guarantee and Collateral Agreement, dated and effective as of September 28, 2009, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Loan Party identified therein and party hereto and Wilmington Trust Company, as collateral agent for the Secured Loan Parties (as defined therein) (Incorporated by reference to Exhibit 10.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.11	Intercreditor Agreement, dated as of February 3, 2011, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Lien Senior Priority Secured Parties, the Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Realogy Corporation and each of the other Loan Parties party thereto (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.12	Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Priority Secured Parties (as defined therein), Wilmington Trust Company, as Second Lien Collateral Agent for the Second Priority Secured Parties (as defined therein), Realogy Corporation and each of the other Loan Parties (as defined therein) (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009).

10.13	Joinder Agreement No. 1, dated as of February 3, 2011, to the Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., as First Priority Representative for the First Priority Secured Parties, Wilmington Trust Company, as Second Priority Representative for the Second Priority Secured Parties, Realogy Corporation and each of the other Loan Parties party thereto (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

Exhibit	Description
10.14+	Letter Agreement dated as of September 24, 2009, by and among Realogy Corporation, Apollo Management VI, L.P., RCIV Holdings (Luxembourg) S.à.r.l., certain investment funds managed by Apollo Management VI, L.P., and Icahn Partners, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.9 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.15**	Employment Agreement dated as of July 31, 2006 between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.16**	Letter Agreement dated December 19, 2006, between Realogy and Henry R. Silverman amending Employment Agreement between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.17**	Term Sheet dated November 13, 2007, among Domus Holdings Corp., Domus Intermediate Holdings Corp., Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.18**	Option Agreement dated as of November 13, 2007, between Domus Holdings Corp. and Henry R. Silverman (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.19**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Richard A. Smith (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.20**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Anthony E. Hull (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.21**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Alexander E. Perriello (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.22**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Bruce G. Zipf (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010)

10.23**	Domus Holdings Corp. 2007 Stock Incentive Plan, as amended and restated as of November 13, 2007 and as further amended and restated on November 9, 2010 (Incorporated by reference to Exhibit 10.5 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.24**	Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto governing time and performance vesting options (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.25**	Form of Restricted Stock Agreement between Domus Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.26**	Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto governing time-vesting options (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.27	Support Agreement dated as of November 30, 2010, by and among Realogy Corporation, Domus Holdings Corp., RCIV Holdings (Luxembourg) S.à.r.l., Avenue Capital Management II, L.P., and Paulson and Co. inc. (on behalf of the several investment funds and accounts managed by it) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

Exhibit	Description
10.28	Amended and Restated Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, Paulson and Co. inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.29	Amended and Restated Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, Avenue Capital Management II, L.P. and the Apollo Holders (as defined therein) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.30	Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, the Apollo Holders (as defined therein) and Western Asset Management Company, as investment manager on behalf of its client accounts (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.31	Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, the Apollo Holders (as defined therein) and York Capital Management, L.P. and affiliated funds (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.32	Amended and Restated Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Domus Investment Holdings, LLC, RCIV Holdings, L.P. (Cayman) RCIV Holdings (Luxembourg) S.à.r.l., Apollo Investment Fund VI, L.P. and Domus Co-Investment Holdings LLC (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.33**	Amended and Restated Management Investor Rights Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Apollo Investment Fund VI, L.P., Domus Investment Holdings, LLC and the Holders party thereto (including the named executive officers of Realogy Corporation) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.34**	Realogy Corporation Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.35**	First Amendment to Realogy Corporation Officer Deferred Compensation Plan dated February 29, 2008 (Incorporated by reference to Exhibit 10.53 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.36**	Realogy Corporation Officer Deferred Compensation Plan, Amended and Restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.20 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.37**	First Amendment to Amended and Restated Realogy Corporation Officer Deferred Compensation Plan dated December 23, 2008 (Incorporated by reference to Exhibit 10.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.38++	Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.26 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.39	Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.40	Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.41+++	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Cororation, PHH Broker Partner Corporation and PHH Home Loans, LLC. (Incorporated by reference to Exhibit 10.29 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.42	Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.43	Consent and Amendment dated as of March 14, 2007, between Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, Sotheby’s International Realty Affiliates, Inc., ERA Franchise Systems, Inc. Century 21 Real Estate LLC and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to PHH Corporation, Current Report on Form 8-K filed March 20, 2007).

10.44	Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.45	Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Registration Statement on Form 10 (File No. 001-32852)).

10.46	Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.47	Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.48	Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.49	Amendment No. 3 to Trademark License Agreement dated January 14, 2011, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.) and Sotheby’s, as successor by merger to Sotheby’s Holdings, Inc., on the one hand, and Realogy Corporation, as successor to Cendant Corporation, and Sotheby’s International Realty Licensee (f/k/a Monticello Licensee Corporation) (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.50	Lease, dated as of December 29, 2000, between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description
10.51	First Amendment of Lease, dated October 16, 2001, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.52	Second Amendment to Lease, dated as of June 7, 2002, by and between One Campus Associates, L.L.C. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.53	Third Amendment to Lease, dated as of April 28, 2003, by and between DB Real Estate One Campus Drive, L.P. and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.13(c) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.54	Office Building Lease, dated as of August 29, 2003, between MV Plaza, Inc. and Cendant Corporation (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.55	Agreement of Lease, dated as of August 11, 1997, between MMP Realty, LLC and HFS Mobility Services, Inc. (Incorporated by reference to Exhibit 10.15 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.56	First Amendment to Agreement of Lease, dated as of November 4, 2004, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.57	Second Amendment to Agreement of Lease, dated as of April 18, 2005, by and between MMP Realty, LLC and Cendant Operations, Inc. (Incorporated by reference to Exhibit 10.15(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.58++++	Sixth Omnibus Amendment Agreement and Consent, dated as of June 6, 2007, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, The Bank of New York, the conduit purchasers, committed purchasers, managing Agents and Calyon New York Branch (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.59++++	Amended and Restated Series 2007-1 Indenture Supplement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007, between Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and The Bank of New York, as indenture trustee, paying agent, authentication agent, transfer agent and registrar (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.60	Amendment No. 1 to Series 2007-1 Indenture Supplement dated as of September 8, 2009, among Apple Ridge Funding LLC, as Issuer, and The Bank of New York, as indenture trustee, paying agent, authentication agent and transfer agent and registrar (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009).

10.61	Amended and Restated Note Purchase Agreement, dated as of April 10, 2007 and Amended and Restated as of July 6, 2007 among Apple Ridge Funding LLC, Cartus Corporation, the conduit purchasers, committed purchases and managing agents party thereto and Calyon New York Branch, as administrative and lead arranger (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.62	Consent dated April 30, 2008, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC and the Noteholders signatory thereto (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2008).

Exhibit	Description
10.63**	Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.50 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.64**	Form of Option Agreement for Independent Directors (Incorporated by reference to Exhibit 10.51 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.65**	Restricted Stock Award for Independent Directors (Incorporated by reference to Exhibit 10.52 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.66**	2008 Realogy Corporation Bonus Plan for Executive Officers (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007 (Incorporated by reference to Exhibit 10.54 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.67**	2008 - 2009 Realogy Corporation Cash Retention Plan (Incorporated by reference to Exhibit 10.62 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.68**	Amended and Restated 2009 Realogy Multi-Year Executive Retention Plan (Terminated in November 2010) (Incorporated by reference to Exhibit 10.58 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.69**	Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.70**	Realogy Corporation Phantom Value Plan (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.71	Agreement dated July 15, 2010, between Realogy Corporation and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 8-K filed on July 20, 2010).

10.72	Conversion Shares Agreement, dated as of January 5, 2011, by and between Realogy Corporation and Domus Holdings Corp. (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

21.1	Subsidiaries of Realogy Corporation (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

Exhibit	Description
24.1	Power of Attorney of Directors and Officers of the registrants (Incorporated by reference to the same numbered exhibit to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of PHH Home Loans, LLC.

*	Filed herewith.
**	Compensatory plan or arrangement.
+	Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.9 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++	Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.9 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.26 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
+++	Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.10 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.29 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.
++++	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.