Form 10-Q
period 2011-03-31
REALOGY CORP
filed 2011-05-04
CIK 1355001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 2, 2011 was 100.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

our substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management VI, L.P. and the related financings (the “Merger Transactions”). Since 2007, we have needed to incur additional debt in order to fund negative cash flows. As of March 31, 2011, our total debt (excluding the securitization obligations) was $6,973 million. The industry and economy have experienced significant declines since the time of the Merger Transactions that have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure;

•

under our senior secured credit facility, our senior secured leverage ratio of total senior secured net debt to trailing 12-month EBITDA, as those terms are defined in the senior secured credit facility, calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 4.75 to 1 on the last day of each fiscal quarter. For the twelve months ended March 31, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 3.83 to 1.0. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio;

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

•	adverse developments or the absence of sustained improvement in general business, economic, employment and political conditions;

•	adverse developments or the absence of improvement in the U.S. residential real estate markets, either regionally or nationally, including but not limited to:

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

•

any impact of the April 2011 orders issued by U.S. regulators to 14 financial institutions requiring tighter processes and controls relating to foreclosures as well as any future related actions taken by Federal and state regulators;

•	excessive or insufficient regional home inventory levels;

•	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes;

•

lower homeownership rates due to various factors, including, but not limited to, high unemployment levels, reduced demand or preferred use by households of rental housing due in part to uncertainty regarding future home values;

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

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•	adverse effects of natural disasters or environmental catastrophes;

•	our failure to enter into or renew franchise agreements, maintain franchisee satisfaction with our brands or the inability of franchisees to survive the ongoing challenges of the real estate market;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees;

•	the loss of any of our senior management or key managers or employees;

•

the cumulative effect of adverse litigation, governmental proceedings or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws, including any changes that would (1) require classification of independent contractors to employee status, (2) place additional limitations or restrictions on affiliated transactions, which would have the effect of limiting or restricting collaboration among our business units, (3) interpret the Real Estate Settlement Procedures Act (“RESPA”) in a manner that would adversely affect our operations and business arrangements, or (4) require significant changes in the manner in which we support our franchisees; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.

Other factors not identified above, including those described under the headings “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Realogy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of March 31, 2011, and the related condensed consolidated statement of operations for the three-month periods ended March 31, 2011 and March 31, 2010 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2011 and March 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, equity (deficit) and cash flows for the year then ended (not presented herein), and in our report dated April 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

May 4, 2011

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Gross commission income	$575	$588
Service revenue	164	136
Franchise fees	51	55
Other	41	40

Net revenues	831	819

Expenses
Commission and other agent-related costs	374	377
Operating	318	300
Marketing	43	46
General and administrative	71	78
Former parent legacy costs (benefit), net	(2)	5
Restructuring costs	2	6
Depreciation and amortization	46	50
Interest expense/(income), net	179	152
Loss on the early extinguishment of debt	36	—
Other (income)/expense, net	—	(3)

Total expenses	1,067	1,011

Loss before income taxes, equity in earnings and noncontrolling interests	(236)	(192)
Income tax expense	1	6
Equity in earnings of unconsolidated entities	—	(1)

Net loss	(237)	(197)
Less: income attributable to noncontrolling interests	—	—

Net loss attributable to Realogy	$(237)	$(197)

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$93	$192
Trade receivables (net of allowance for doubtful accounts of $66 and $67)	125	114
Relocation receivables	394	386
Relocation properties held for sale	18	21
Deferred income taxes	73	76
Other current assets	116	109

Total current assets	819	898
Property and equipment, net	179	186
Goodwill	2,611	2,611
Trademarks	732	732
Franchise agreements, net	2,892	2,909
Other intangibles, net	467	478
Other non-current assets	213	215

Total assets	$7,913	$8,029

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$154	$203
Securitization obligations	311	331
Due to former parent	98	104
Revolving credit facilities and current portion of long-term debt	136	194
Accrued expenses and other current liabilities	631	525

Total current liabilities	1,330	1,357
Long-term debt	6,837	6,698
Deferred income taxes	886	883
Other non-current liabilities	157	163

Total liabilities	9,210	9,101

Commitments and contingencies (Notes 9 and 10)
Equity (deficit):
Common stock	—	—
Additional paid-in capital	2,028	2,026
Accumulated deficit	(3,307)	(3,070)
Accumulated other comprehensive loss	(19)	(30)

Total Realogy stockholder’s deficit	(1,298)	(1,074)

Noncontrolling interests	1	2

Total equity (deficit)	(1,297)	(1,072)

Total liabilities and equity (deficit)	$7,913	$8,029

See Notes to Condensed Consolidated Financial Statements.

REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net loss	$(237)	$(197)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46	50
Deferred income taxes	(1)	5
Amortization of deferred financing costs and discount on unsecured notes	5	7
Loss on the early extinguishment of debt	36	—
Equity in (earnings) losses of unconsolidated entities	—	(1)
De-designation of cash flow interest rate swaps	17	—
Other adjustments to net loss	9	6
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(9)	(12)
Relocation receivables and advances	(7)	44
Relocation properties held for sale	3	8
Other assets	(6)	(4)
Accounts payable, accrued expenses and other liabilities	62	109
Due (to) from former parent	(6)	4
Other, net	1	(6)

Net cash (used in) provided by operating activities	(87)	13

Investing Activities
Property and equipment additions	(11)	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	(2)	—
Purchases of certificates of deposits, net	(5)	—
Change in restricted cash	—	5
Other, net	(1)	1

Net cash used in investing activities	(19)	(3)

Financing Activities
Net change in revolving credit facilities	(33)	19
Proceeds from issuance of First and a Half Lien Notes	700	—
Proceeds from term loan extension	98	—
Repayments of term loan credit facility	(702)	(8)
Net change in securitization obligations	(21)	(65)
Debt issuance costs	(33)	—
Other, net	(3)	(4)

Net cash provided by (used in) financing activities	6	(58)

Effect of changes in exchange rates on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(99)	(48)
Cash and cash equivalents, beginning of period	192	255

Cash and cash equivalents, end of period	$93	$207

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$36	$44
Income tax payments (refunds), net	$—	$2

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

In December 2006, the Company entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp., pursuant to which Realogy became an indirect wholly-owned subsidiary of Holdings (the “Merger”). The Merger was consummated on April 10, 2007. The principal stockholders of Holdings are investment funds affiliated with, or investment vehicles managed by, Apollo Management VI, L.P. or one of its affiliates (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). All of Realogy’s issued and outstanding common stock is currently owned by a direct wholly-owned subsidiary of Holdings, Domus Intermediate Holdings Corp. (“Intermediate”). Holdings and Intermediate do not conduct any operations other than their indirect and direct ownership of Realogy.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

As the interim Condensed Consolidated Financial Statements of the Company are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated and Combined Financial Statements of the Company for the year ended December 31, 2010 included in the 2010 Form 10-K.

In presenting the Condensed Consolidated Financial Statements of the Company, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.

Refinancing Transactions

In January and February 2011, the Company refinanced certain of its outstanding indebtedness by (1) consummating private debt exchange offers exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for its existing unsecured notes pursuant to which Realogy issued new unsecured notes due in 2017 and 2018 and convertible notes due in 2018 that are convertible at the holder’s option into Class A Common Stock of Holdings which has a par value of $0.01 per share (“Class A Common Stock”) (the “Debt Exchange Offerings”), (2) amending and extending Realogy’s senior secured credit facility (the “Senior Secured Credit Facility Amendment”) which, among other things, extended the maturity of a significant portion of the first lien term loans and revolving commitments thereunder, and (3) issuing 7.875% senior secured notes due in 2019 (the “First and a Half Lien Notes” and, together with the Debt Exchange

Offering and the Senior Secured Credit Facility Amendment, the “Refinancing Transactions”), the net proceeds of which were used to prepay outstanding term loans under the Senior Secured Credit Facility. See Note 6, “Short and Long-Term Debt” for additional information related to the Refinancing Transactions.

Compliance with Financial Covenant

Realogy’s senior secured credit facility contains a financial covenant that requires Realogy to maintain a senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA, as defined in Note 6, “Short and Long-Term Debt; that may not exceed a maximum amount on the last day of each fiscal quarter. The Refinancing Transactions, among other things, reduced the Company’s total senior secured debt for purposes of calculating this ratio. At March 31, 2011, the maximum permitted ratio was 4.75 to 1 and Realogy was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 3.83 to 1.

Based upon Realogy’s financial forecast, Realogy believes that it will continue to be in compliance with the senior secured leverage ratio and meet its cash flow needs during the next twelve months. See Note 6, “Short and Long-Term Debt” for a description of the consequences of an event of default.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, British Pound and Canadian Dollar. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2011 and December 31, 2010, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $18 million.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $425 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $225 million, expires in July 2012 and the other swap, with a notional value of $200 million, expires in December 2012. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy. The derivatives were being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps was recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at December 31, 2010. Following the completion of the Refinancing Transactions, the Company was not able to maintain hedge effectiveness. As a result, the interest rate swaps were de-designated as cash flow hedging instruments and the fair value of $17 million was reclassified from AOCI and recognized in interest expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011.

The fair value of derivative instruments was as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011 Fair Value	December 31, 2010 Fair Value
Interest rate swap contracts	Other non-current liabilities	$—	$17

Not Designated as Hedging Instruments
Interest rate swap contracts	Other non-current liabilities	$15	$—

The effect of derivative instruments on earnings was as follows:

Derivatives in Cash Flow Hedge Relationships	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate swap contracts	$—	$3	Interest expense	$(17)	$(7)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate swap contracts	Interest expense	$2	$—
Foreign exchange contracts	Operating expense	$(1)	$—

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

The following table summarizes fair value measurements by level at March 31, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$15	$15
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table summarizes fair value measurements by level at December 31, 2010 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2010	$17
Changes reflected in interest expense	(2)

Fair value at March 31, 2011	$15

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Senior Secured Credit Facility:
Non-extended revolving credit facility	$13	$13	$—	$—
Extended revolving credit facility	17	17	—	—
Non-extended term loan facility	634	609	3,059	2,903
Extended term loan facility	1,822	1,712	—	—
First and a Half Lien Notes	700	683	—	—
Second Lien Loans	650	697	650	720
Other bank indebtedness	100	100	163	163
Existing Notes:
10.50% Senior Notes	64	65	1,688	1,656
11.00%/11.75% Senior Toggle Notes	49	49	468	449
12.375% Senior Subordinated Notes	187	182	864	806
Extended Maturity Notes:
11.50% Senior Notes	488	504	—	—
12.00% Senior Notes	129	134	—	—
13.375% Senior Subordinated Notes	10	12	—	—
11.00% Convertible Notes	2,110	2,110	—	—
Securitization obligations	311	311	331	331

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the three months ended March 31, 2011 was $1 million. This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $2 million was recognized for foreign and state income taxes for certain jurisdictions offset by a $7 million benefit due to the de-designation of the interest rate swaps.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended March 31, 2011 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets. The net periodic pension cost for the three months ended March 31, 2010 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use the best estimated selling price (“BESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the BESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company adopted the new guidance beginning January 1, 2011 and determined that the guidance did not have a significant impact on the consolidated financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosures for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which was adopted on January 1, 2011. The adoption did not have a significant impact on the consolidated financial statements.

In December 2010, the FASB issued guidance to clarify when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. In certain situations, a reporting unit may have a negative carrying amount, particularly for companies that only have a single reporting unit and have significant debt. In that case, since the first step is passed, the negative carrying amount may shield a potential impairment. The guidance requires that reporting units with a zero or negative carrying value should proceed to step two of the impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. This guidance is effective for all interim and annual reporting periods beginning after December 15, 2010. The Company adopted the guidance beginning January 1, 2011 and determined that the adoption did not have a significant impact on the consolidated financial statements.

In December 2010, the FASB issued guidance to clarify the disclosure of supplementary pro forma information for business combinations. Previous guidance on “Business Combinations” requires disclosure of revenue and earnings of the combined entity as if the acquisition had occurred as of the beginning of both the current period and the comparable prior year reporting period. However, presenting pro forma results as if the acquisition occurred at the beginning of each annual period inappropriately results in certain adjustments, such as amortization expense of intangible assets with useful lives of less than two years, being included in the pro forma results of both reporting periods. The new guidance therefore requires pro forma information to be prepared as if the acquisition occurred as of the beginning of the comparable prior period and is applied prospectively for acquisitions consummated after the beginning of the fiscal year beginning on or after December 15, 2010. The Company adopted the guidance beginning January 1, 2011 and determined that the adoption did not have a significant impact on the consolidated financial statements.

2.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2011	2010
Net loss	$(237)	$(197)
Foreign currency translation adjustments	1	(2)
Change in fair value of interest rate hedges, net	—	2
Reclassification of interest rate hedges to interest expense, net(1)	10	—

Comprehensive loss	(226)	(197)
Comprehensive income attributable to noncontrolling interests	—	—

Total comprehensive loss attributable to Realogy	$(226)	$(197)

(1)	The interest rate swaps were being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps was recorded within AOCI at December 31, 2010. However, following the completion of the Refinancing Transactions in early 2011, the Company was not able to maintain hedge effectiveness. As a result, the interest rate swaps were de-designated and $10 million ($17 million excluding the tax impact of $7 million) was reclassified and recognized in interest expense in the Condensed Consolidated Statements of Operations. See Note 1, “Basis of Presentation” for additional information.

3.	ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded in the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Condensed Consolidated Statements of Operations since their respective dates of acquisition.

2011 Acquisitions

During the three months ended March 31, 2011, the Company acquired three real estate brokerage operations through its wholly-owned subsidiary, NRT, for total consideration of $1 million.

None of the 2011 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

2010 Acquisitions

On January 21, 2010, the Company completed the stock acquisition of Primacy Relocation, LLC, (“Primacy”) for the assumption of approximately $26 million of indebtedness (excluding $9 million of indebtedness related to the sale of relocation receivables). Primacy was a relocation and global assignment management services company headquartered in the U.S. with international locations in Europe and Asia. The acquisition of Primacy increased goodwill by $16 million, customer relationships intangibles by $62 million and other intangibles by $5 million. Effective January 1, 2011, the Primacy business operates under the Cartus name.

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2010	$2,265	$780	$641	$397	$4,083
Accumulated impairment losses	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2010	1,556	622	360	73	2,611

Balance at March 31, 2011	$1,556	$622	$360	$73	$2,611

Intangible assets are as follows:

	As of March 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements(a)	$2,019	$272	$1,747	$2,019	$255	$1,764
Unamortizable—Franchise agreement(b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$272	$2,892	$3,164	$255	$2,909

Unamortizable—Trademarks(c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements(d)	$45	$3	$42	$45	$3	$42
Amortizable—Customer relationships(e)	529	116	413	529	107	422
Amortizable—Pendings and listings(f)	—	—	—	2	1	1
Unamortizable—Title plant shares(g)	10	—	10	10	—	10
Amortizable—Other(h)	12	10	2	12	9	3

Total Other Intangibles	$596	$129	$467	$598	$120	$478

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(e)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships are being amortized over a period of 5 to 20 years.
(f)	Amortized over the estimated closing period of the underlying contracts (in most cases five months).
(g)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(h)	Generally amortized over periods ranging from 2 to 10 years.

Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2011	2010
Franchise agreements	$17	$17
Customer relationships	9	9
Other	2	—

Total	$28	$26

Based on the Company’s amortizable intangible assets as of March 31, 2011, the Company expects related amortization expense for the remainder of 2011, the four succeeding years and thereafter to approximate $80 million, $106 million, $105 million, $105 million, $95 million and $1,713 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31, 2011	December 31, 2010
Accrued payroll and related employee costs	$87	$93
Accrued volume incentives	16	17
Accrued commissions	20	15
Restructuring accruals	30	36
Deferred income	80	76
Accrued interest	232	112
Relocation services home mortgage obligations	13	16
Other	153	160

	$631	$525

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	March 31, 2011	December 31, 2010
Senior Secured Credit Facility:
Non-extended revolving credit facility	$13	$—
Extended revolving credit facility	17	—
Non-extended term loan facility	634	3,059
Extended term loan facility	1,822	—
First and a Half Lien Notes	700	—
Second Lien Loans	650	650
Other bank indebtedness	100	163
Existing Notes:
10.50% Senior Notes	64	1,688
11.00%/11.75% Senior Toggle Notes	49	468
12.375% Senior Subordinated Notes	187	864
Extended Maturity Notes:
11.50% Senior Notes	488	—
12.00% Senior Notes	129	—
13.375% Senior Subordinated Notes	10	—
11.00% Convertible Notes	2,110	—
Securitization Obligations:
Apple Ridge Funding LLC	272	296
Cartus Financing Limited	39	35

	$7,284	$7,223

Refinancing Transactions

In January and February of 2011, Realogy completed a series of transactions, referred to herein as the Refinancing Transactions, to refinance both its secured and unsecured indebtedness.

Senior Secured Credit Facility

In connection with the closing of the Merger Transactions on April 10, 2007, Realogy entered into the senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility, which was utilized in connection with the incurrence of Second Lien Loans described below.

Effective February 3, 2011, Realogy entered into the Senior Secured Credit Facility Amendment and an incremental assumption agreement, which resulted in the following:

•

certain lenders extended the maturity of a significant portion of first lien term loans, revolving commitments and synthetic letter of credit commitments to October 10, 2016, April 10, 2016, and October 10, 2016, respectively, resulting in approximately $2,424 million aggregate principal amount of extended term loans, approximately $461 million aggregate principal amount of commitments in respect of extended revolving loans and approximately $171 million aggregate principal amount of extended synthetic letter of credit commitments;

•

certain lenders simultaneously converted approximately $98 million aggregate principal amount of revolving commitments in respect of extended revolving loans to extended term loans, thereby reducing the commitments under the revolving credit facility to $652 million;

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

Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.0% (or with respect to the extended term loans, 4.25%) or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0% (or with respect to the extended term loans, 3.25%).

The senior secured credit facility provides for a six-year, $652 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

The senior secured credit facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is for: (1) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, on January 5, 2011, Realogy reduced the capacity of the synthetic letter of credit facility to $223 million. At March 31, 2011, the $223 million of capacity was being utilized by a $123 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.

The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy, Intermediate and the subsidiary guarantors, including but not limited to (a) a first-priority pledge of substantially all capital stock held by Realogy or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy and each subsidiary guarantor, subject to certain exceptions.

In late 2009, Realogy incurred $650 million of Second Lien Loans. The Second Lien Loans are secured by liens on the assets of Realogy and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears on April 15 and October 15 of each year. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

The Company’s senior secured credit facility contains financial, affirmative and negative covenants and requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, the Company’s total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 4.75 to 1. Total senior secured net debt does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on the Company’s assets, securitization obligations or the Unsecured Notes (as defined below). At March 31, 2011, the Company’s senior secured leverage ratio was 3.83 to 1. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant.

Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio and meet its cash flow needs during the next twelve months. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, the Company may be subject to additional pressure in maintaining compliance with its senior secured leverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

The Company has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If the Company is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.

If an event of default occurs under the senior secured credit facility, and the Company fails to obtain a waiver from the lenders, the Company’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to the Company;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require the Company to apply all of its available cash to repay these borrowings; or

•	could prevent the Company from making payments on the First and a Half Lien Notes or the Unsecured Notes;

any of which could result in an event of default under the First and a Half Lien Notes, the Unsecured Notes and the Company’s Apple Ridge Funding LLC securitization program.

If the Company were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged the majority of its assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then the Company may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the First and a Half Lien Notes and the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

First and a Half Lien Notes

On February 3, 2011, Realogy issued $700 million aggregate principal amount of First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act. The First and a Half Lien Notes mature on February 15, 2019 and bear interest at a rate per annum of 7.875% payable semiannually to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment dates of February 15 and August 15 of each year. The First and a Half Lien Notes are secured by substantially the same collateral as Realogy’s existing secured obligations under the senior secured credit facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing Realogy’s first lien obligations under the senior secured credit facility and (ii) senior to the collateral liens securing Realogy’s second lien obligations under the senior secured credit facility.

As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to prepay $700 million of certain of Realogy’s first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.

Other Bank Indebtedness

During 2010, Realogy entered into five separate revolving U.S. credit facilities to borrow up to $155 million and an additional revolving U.K. credit facility to borrow up to £5 million. The U.S. facilities bear interest at a weighted average rate of LIBOR plus 1.6%, or 3% as of March 31, 2011 and are subject to a minimum interest rate of LIBOR plus 1.4%. The U.K facility bears interest at the lender’s base rate plus 2.0%, or 2.6% as of March 31, 2011. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of December 31, 2010, Realogy had borrowed $163 million under these facilities. During the three months ended March 31, 2011, Realogy repaid $63 million of the outstanding borrowings under the revolving credit facilities and terminated $55 million of the borrowing capacity under these revolving credit facilities.

Unsecured Notes

On April 10, 2007, Realogy issued $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “10.50% Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes” and, together with the 10.50% Senior Notes, the “Existing Senior Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Notes” and, together with the Existing Senior Notes, the “Existing Notes”).

On January 5, 2011, Realogy consummated the Debt Exchange Offering for its Existing Notes pursuant to which Realogy issued 11.50% Senior Notes due 2017 (the “11.50% Senior Notes”), 12.00% Senior Notes due 2017 (the “12.00% Senior Notes” and, together with the 11.50% Senior Notes, the “Extended Maturity Senior Notes” and, together with the Existing Senior Notes, the “Senior Notes”), 13.375% Senior Subordinated Notes due 2018 (the “13.375% Senior Subordinated Notes” and, together with the Extended Maturity Senior Notes, the “Extended Maturity Notes”) and 11.00% Series A Convertible Notes due 2018, the 11.00% Series B Convertible Notes due 2018 and the 11.00% Series C Convertible Notes due 2018 (collectively, the “Convertible Notes”). The term “Senior Subordinated Notes” refers to the 12.375% Senior Subordinated Notes and the 13.375% Senior Subordinated Notes, collectively; and the term “Unsecured Notes” refers to the Senior Notes, the Senior Subordinated Notes and the Convertible Notes, collectively.

Pursuant to the Debt Exchange Offering, approximately $2,110 million aggregate principal amount of the Existing Notes were tendered for Convertible Notes, which are convertible at the holder’s option into Class A Common Stock, and approximately $632 million aggregate principal amount of the Existing Notes were tendered for the Extended Maturity Notes.

On January 5, 2011, Realogy issued:

•

$492 million aggregate principal amount of 11.50% Senior Notes and $1,144 million aggregate principal amount of Series A Convertible Notes in exchange for $1,636 million aggregate principal amount of outstanding 10.50% Senior Notes;

•

$130 million aggregate principal amount of 12.00% Senior Notes and $291 million aggregate principal amount of Series B Convertible Notes in exchange for $421 million aggregate principal amount of outstanding Senior Toggle Notes; and

•

$10 million aggregate principal amount of 13.375% Senior Subordinated Notes and $675 million aggregate principal amount of Series C Convertible Notes in exchange for $685 million aggregate principal amount of outstanding 12.375% Senior Subordinated Notes.

As a result of the Debt Exchange Offering, Realogy extended the maturity of approximately $2,742 million aggregate principal amount of the Unsecured Notes to 2017 and 2018, leaving approximately $303 million aggregate principal amount of Existing Notes that mature in 2014 and 2015. In addition, pursuant to the terms of the indenture governing the terms of the Convertible Notes, the Convertible Notes are redeemable at Realogy’s option at a price equal to 90% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption upon a Qualified Public Offering.

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

The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, Realogy may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. Cash interest on the Senior Toggle Notes accrues at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus 0.75%. In the absence of an election for any interest period, interest on the Senior Toggle Notes is payable according to the method of payment for the previous interest period.

Beginning with the interest period which ended October 2008, Realogy elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. This PIK Interest election was the default election for future interest periods until March 2011 when Realogy elected to pay Cash Interest for the interest period commencing April 15, 2011. After October 15, 2011, Realogy is required to make all interest payments on the Senior Toggle Notes entirely in cash.

Realogy would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, Realogy is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012. The portion of a

Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. For the periods that Realogy elected to pay PIK Interest, Realogy will be required to repay approximately $11 million in April 2012 in accordance with the indenture governing the Senior Toggle Notes.

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

Realogy has filed a registration statement with the SEC, with respect to a registered offer to exchange each series of Extended Maturity Notes for new registered notes having terms substantially identical in all material respects to the Extended Maturity Notes of the applicable series (except that the new registered notes will not contain terms with respect to additional interest or transfer restrictions).

The Senior Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Senior Notes are guaranteed by Holdings on an unsecured senior subordinated basis and the Senior Subordinated Notes are guaranteed by Holdings on an unsecured junior subordinated basis.

Convertible Notes

The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year. The Convertible Notes are convertible into Class A Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 975.6098 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and the Series C Convertible Notes are initially convertible into 926.7841 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share, subject to adjustment if specified distributions to holders of the Class A Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.

Following a Qualified Public Offering, Realogy may, at its option, redeem the Convertible Notes, in whole or in part, at a redemption price, payable in cash, equal to 90% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

Realogy and Holdings have filed a shelf registration statement with the SEC with respect to resales of the outstanding Convertible Notes and the Class A Common Stock of Holdings issuable upon conversion of the Convertible Notes.

Loss on the early extinguishment of debt and write-off of deferred financing costs

As a result of the Refinancing Transactions, the Company recorded a loss on the extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the three months ended March 31, 2011.

Securitization Obligations

The Company has secured obligations through Apple Ridge Funding LLC, a $500 million securitization program with a five-year term which expires in April 2012. In 2010, the Company, through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in the Company’s senior secured credit facility and the indentures governing the Unsecured Notes. The total amount outstanding on these facilities was $311 million at March 31, 2011.

The Apple Ridge entities and Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new relocation management agreements are entered into, the new agreements may also be designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $390 million and $393 million of underlying relocation receivables and other related relocation assets at March 31, 2011 and December 31, 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 1.9% and 2.6% for the three months ended March 31, 2011 and 2010, respectively.

AVAILABLE CAPACITY

As of March 31, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements was as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility(1)	April 2013	$289	$13	$229
Extended revolving credit facility(1)	April 2016	363	17	288
Non-extended term loan facility	October 2013	634	634	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(2)	Various	108	100	8
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes(3)	April 2014	49	49	—
12.375% Senior Subordinated Notes(4)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes(5)	April 2017	492	488	—
12.00% Senior Notes(6)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations:(7)
Apple Ridge Funding LLC	April 2012	500	272	228
Cartus Financing Limited(8)	Various	64	39	25

		$8,175	$7,284	$778

(1)	The available capacity under these facilities was reduced by $47 million and $58 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively at March 31, 2011. On May 2, 2011, the Company had $325 million outstanding on the revolving credit facilities with $144 million on the non-extended facility and $181 million on the extended facility.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $8 million expiring in August 2011, $50 million due in November 2011 and $50 million due in January 2013.
(3)	On April 15, 2011, the Company issued $3 million of Senior Toggle Notes to satisfy its interest payment obligation for the six-month period ended April 2011.
(4)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(5)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $4 million.
(6)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011.

7.	RESTRUCTURING COSTS

2011 Restructuring Program

During the first three months of 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2011. As of March 31, 2011, the Company Owned Real Estate Brokerage Services segment recognized $2 million of primarily facility related expenses, of which $1 million remains as a liability at March 31, 2011.

2010 Restructuring Program

During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $6 million of restructuring expense in the first three months of 2010 and $21 million for the year ended December 31, 2010.

The table below shows restructuring expense by category and the corresponding payments and other reductions from inception to March 31, 2011:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions(a)	$5	$16	$1	$22
Cash payments and other reductions	(4)	(6)	(1)	(11)

Balance at December 31, 2010	1	10	—	11
Cash payments and other reductions	(1)	(3)	—	(4)

Balance at March 31, 2011	$—	$7	$—	$7

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

8.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Merger Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, Holdings common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. The stock options and restricted stock granted are either time vesting or performance based awards with an exercise price equals the grant date fair price of the underlying shares and a contractual term of 10 years. The time vesting options are subject to ratable vesting over the requisite service period. The performance based options are “cliff” vested upon the achievement of certain internal rate of return (“IRR”) targets which are measured based upon distributions made to the stockholders of Holdings. The restricted stocks was granted at the grant date fair value and has a three-year requisite service period with one-half “cliff” vesting after 18 months of service and one-half “cliff” vesting at the end of the three-year service period.

During the first three months of 2011, the Holdings Board granted 0.8 million of time vesting stock options and 0.1 million shares of time vesting restricted stock to senior management employees and an independent director of the Company. As of March 31, 2011, the total number of shares available for future grant is approximately 1 million shares.

The fair value of the time vesting options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options. The weighted average grant date fair value of the time-vesting stock options issued in 2011 was $0.47, which was estimated based on the following weighted average assumptions:

Expected volatility	55.5%
Expected term (years)	6.25
Risk-free interest rate	2.6%
Dividend yield	—

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Time-vesting Options	Performance based Options	Restricted Stock
Outstanding at January 1, 2011	12.73	2.52	—
Granted	0.84	—	0.11
Exercised	—	—	—
Vested	—	—	—
Forfeited	(0.10)	—	—

Outstanding at March 31, 2011	13.47	2.52	0.11

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2011	1.55	$10.00	6.63 years	$—

As of March 31, 2011, there was approximately $10 million of unrecognized compensation cost related to the time vesting options and restricted stock under the Plan and $5 million of unrecognized compensation cost related to the performance based options. Unrecognized cost for the time vesting options and restricted stock will be recorded in future periods as compensation expense as the awards vest over the next four years with a weighted average period of approximately 2.4 years. The unrecognized cost for the performance options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2 million and $2 million related to the incentive equity awards granted by Holdings for the three months ended March 31, 2011 and 2010, respectively.

Phantom Value Plan

On January 5, 2011, the Board of Directors of the Company approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers, with an incentive (the “Incentive Awards”) to remain in the service of Realogy, increased interest in the success of Realogy and the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in three series in an aggregate amount of $22 million to certain executive officers of Realogy.

Under the Phantom Value Plan, each participant is eligible to receive a payment with respect to an Incentive Award relating to the three series of Convertible Notes at such time and from time to time that Apollo receives cash upon the discharge or third-party sale of not less than $267 million of the aggregate principal amount of the Convertible Notes (the “Plan Notes”) (or on any non-cash consideration into which any series of Plan Notes may have been exchanged or converted). The payment with respect to a particular series of an Incentive Award would be an amount which bears the same ratio to the dollar amount of the Incentive Award relating to such series as the aggregate amount of cash received by Affiliate Holders bears to the aggregate principal amount of such series of Plan Notes held by Affiliate Holders on the date of grant of such Incentive Award. In addition, participants may be eligible to receive additional amounts based upon cash received by the Affiliate Holders pursuant to the terms of any non-cash consideration into which any such series of Plan Notes may have been exchanged or converted.

In the event that a payment is to be made with respect to an Incentive Award in conjunction with or subsequent to a qualified public offering of common stock of Realogy or its direct or indirect parent company, a participant may elect to receive stock in lieu of the cash payment in a number of unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due on such Incentive Award, plus a number of restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest, based on continued employment, on the first anniversary of issuance. In addition, Incentive Awards will be subject to acceleration and payment upon a change of control as specified in the Phantom Value Plan.

On each date the Affiliate Holders receive cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by Affiliate Holders on such date bears to the aggregate principal amount of the Plan Notes held by the Affiliate Holders on the date of grant of the Incentive Award. The stock option grants to Realogy’s CEO, however, would be limited to 50% of the foregoing stock option amount. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. The stock options will have a term of 7.5 years. In April 2011, Holdings issued approximately 0.7 million stock options under the Phantom Value Plan when Affiliate Holders received cash interest on the Plan Notes.

Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards also terminate 10 years following the date of grant.

9.	SEPARATION ADJUSTMENTS, TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES AND RELATED PARTIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

The Company has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Wyndham Worldwide. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%. Upon separation from Cendant, the liabilities assumed by the Company were comprised of certain Cendant corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.

The due to former parent balance was $98 million and $104 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

Transactions with PHH Corporation

In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax-free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. In connection with the venture, the Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans.

In connection with these agreements, the Company recorded revenues of $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. The Company recorded equity earnings of less than $1 million for each of the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the Company received $5 million of cash dividends from PHH Home Loans.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2011 and 2010, the Company recognized revenue and expenses related to these transactions of less than $1 million in the aggregate in each period.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations: (i) concerning adverse impacts to franchisees related to purported changes made to the Century 21® system and its National Advertising Fund after the Company acquired it in 1995, which is referred to elsewhere in this report as the “Cooper Litigation”; (ii) that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency; (iii) by former franchisees, that franchise agreements were improperly terminated, (iv) that residential real estate agents engaged by NRT are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes; (v) that NRT’s legal assistance program constitutes the illegal sale of insurance; (vi) concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; (vii) concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent and (viii) concerning claims for alleged RESPA violations including but not limited to claims concerning administrative fees under RESPA as well as the validity of sales associates indemnification and administrative fees.

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to advertising funds. The complaint seeks unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. The New Jersey Consumer Fraud Act, if applicable provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).

A case management order was entered on November 29, 2010 that includes, among other deadlines, a trial date of April 16, 2012. On December 20, 2010, the court held a status conference to address plaintiffs’ motion regarding notice to be issued to the class, the language of the notice, publication of the notice and how class members can opt out of the class. As directed by a court order, Century 21 has delivered to plaintiffs’ counsel and Rust Consulting, Inc. (the “Notice Administrator”) lists of the names and contact information for (1) franchisees that meet the class definition and (2) franchisees that would have met the class definition but for the fact that they signed a waiver of claims against Century 21. Pursuant to the court order, the Notice Administrator has advised us that the notice of pendency of the action was mailed to possible class members on March 4, 2011, and a summary of that notice has been published in various print and online media. Following many months of effort directed at class identification, the case has now moved to very active discovery on the merits. Motions are also pending seeking to enjoin certain Century 21 contractual practices associated with amendments or financial settlements that result in franchisees signing waivers of claims asserted on their behalf as class members in the Cooper Litigation. Oral argument has been set for May 26, 2011. This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

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

***

The Company believes that it has adequately accrued for legal matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, class action lawsuits can be costly to defend and depending on the class size and claims could be costly to settle. Lastly, there may be greater risk of unfavorable resolutions in the current economic environment due to various factors including the absence of other defendants (due to business failures) that may be the real cause of the liability and greater negative sentiment toward corporate defendants. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

At March 31, 2011, the due to former parent balance of $98 million was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

With respect to the residual legacy Cendant tax liabilities, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. Similarly, with respect to Realogy tax liabilities, the Company believes there is appropriate support for positions taken on its own tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of tax audits are inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

Contingent Liability Letter of Credit

In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. In 2010, the Company entered into agreements with Avis Budget Group and Wyndham to reduce the letter of credit from $446 million to $123 million primarily due to Cendant’s IRS tax settlement for the taxable years 2003 through 2006 and other liability adjustments. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

Apollo Management Fee Agreement

In connection with the Merger Transaction, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to the Company from Apollo. The Company pays Apollo an annual management fee for this service up to the sum of the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, the Company has agreed to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.

In addition, in the absence of an express agreement to the contrary, at the closing of any merger, acquisition, financing and similar transaction with a related transaction or enterprise value equal to or greater than $200 million, Apollo will receive a fee equal to 1% of the aggregate transaction or enterprise value paid to or provided by such entity or its stockholders (including the aggregate value of (x) equity securities, warrants, rights and options acquired or retained, (y) indebtedness acquired, assumed or refinanced and (z) any other consideration or compensation paid in connection with such transaction). The Company has agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the management fee agreement. Apollo waived any fees payable to it pursuant to the management fee agreement in connection with the Refinancing Transactions.

Escrow and Trust Deposits

As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently covered up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $208 million and $190 million at March 31, 2011 and December 31, 2010, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenue(a)
	Three Months Ended March 31,
	2011	2010
Real Estate Franchise Services	$118	$122
Company Owned Real Estate Brokerage Services	587	601
Relocation Services	87	76
Title and Settlement Services	83	65
Corporate and Other(b)	(44)	(45)

Total Company	$831	$819

(a)

Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $44 million and $45 million for the three months ended March 31,

2011 and 2010, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $7 million and $7 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three months ended March 31, 2011 and 2010, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(b)	Includes the elimination of transactions between segments.

	EBITDA(a)
	Three Months Ended March 31,
	2011	2010
Real Estate Franchise Services	$62	$65
Company Owned Real Estate Brokerage Services	(37)	(34)
Relocation Services	10	4
Title and Settlement Services	2	(5)
Corporate and Other	(48)	(19)

Total Company	(11)	11
Less:
Depreciation and amortization	46	50
Interest expense, net	179	152
Income tax expense	1	6

Net loss attributable to Realogy	$(237)	$(197)

(a)	Includes $2 million of restructuring costs and $36 million related to loss on the early extinguishment of debt, partially offset by $2 million of former parent legacy benefits for the three months ended March 31, 2011, compared to $6 million of restructuring costs and $5 million of former parent legacy costs for the three months ended March 31, 2010.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following consolidating financial information presents the Consolidating Balance Sheets and Consolidating Statements of Operations and Cash Flows for: (i) Domus Holdings Corp. (“Holdings”); (ii) its direct wholly owned subsidiary Domus Intermediate Holdings Corp. (“Intermediate”); (iii) its indirect wholly owned subsidiary, Realogy Corporation (“Realogy”); (iv) the guarantor subsidiaries of Realogy; (v) the non-guarantor subsidiaries of Realogy; (vi) elimination entries necessary to consolidate Holdings, Intermediate, Realogy and the guarantor and non-guarantor subsidiaries; and (vii) the Company on a consolidated basis. The guarantor subsidiaries of Realogy are comprised of 100% owned entities. Guarantor and non-guarantor subsidiaries are 100% owned by Realogy, either directly or indirectly. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$575	$—	$—	$575
Service revenue	—	—	—	105	59	—	164
Franchise fees	—	—	—	51	—	—	51
Other	—	—	—	39	2	—	41

Net revenues	—	—	—	770	61	—	831
Expenses
Commission and other agent-related costs	—	—	—	374	—	—	374
Operating	—	—	—	274	44	—	318
Marketing	—	—	—	43	—	—	43
General and administrative	—	—	14	53	4	—	71
Former parent legacy costs (benefit), net	—	—	(2)	—	—	—	(2)
Restructuring costs	—	—	—	2	—	—	2
Depreciation and amortization	—	—	2	44	—	—	46
Interest expense/(income), net	—	—	177	2	—	—	179
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	1	(1)	—	—	—

Total expenses	—	—	228	791	48	—	1,067
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(228)	(21)	13	—	(236)
Income tax expense (benefit)	—	—	4	(7)	4	—	1
Equity in (earnings) losses of subsidiaries	237	237	5	(9)	—	(470)	—

Net income (loss)	(237)	(237)	(237)	(5)	9	470	(237)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income (loss) attributable to Realogy	$(237)	$(237)	$(237)	$(5)	$9	$470	$(237)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$588	$—	$—	$588
Service revenue	—	—	—	94	42	—	136
Franchise fees	—	—	—	55	—	—	55
Other	—	—	—	39	1	—	40

Net revenues	—	—	—	776	43	—	819
Expenses
Commission and other agent-related costs	—	—	—	377	—	—	377
Operating	—	—	—	267	33	—	300
Marketing	—	—	—	46	—	—	46
General and administrative	—	—	15	60	3	—	78
Former parent legacy costs (benefit), net	—	—	5	—	—	—	5
Restructuring costs	—	—	—	6	—	—	6
Depreciation and amortization	—	—	3	47	—	—	50
Interest expense/(income), net	—	—	150	2	—	—	152
Other (income)/expense, net	—	—	(1)	(2)	—	—	(3)
Intercompany transactions	—	—	1	(1)	—	—	—

Total expenses	—	—	173	802	36	—	1,011
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(173)	(26)	7	—	(192)
Income tax expense (benefit)	—	—	19	(16)	3	—	6
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(1)	—	(1)
Equity in (earnings) losses of subsidiaries	197	197	5	(5)	—	(394)	—

Net income (loss)	(197)	(197)	(197)	(5)	5	394	(197)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income (loss) attributable to Realogy	$(197)	$(197)	$(197)	$(5)	$5	$394	$(197)

Condensed Consolidating Balance Sheet

As of March 31, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3	$54	$38	$(2)	$93
Trade receivables, net	—	—	—	91	34	—	125
Relocation receivables	—	—	—	11	383	—	394
Relocation properties held for sale	—	—	—	18	—	—	18
Deferred income taxes	—	—	12	63	(2)	—	73
Intercompany note receivable	—	—	—	29	19	(48)	—
Other current assets	—	—	11	68	37	—	116

Total current assets	—	—	26	334	509	(50)	819
Property and equipment, net	—	—	20	156	3	—	179
Goodwill	—	—	—	2,611	—	—	2,611
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,892	—	—	2,892
Other intangibles, net	—	—	—	467	—	—	467
Other non-current assets	—	—	80	86	47	—	213
Investment in subsidiaries	(1,297)	(1,297)	8,008	159	—	(5,573)	—

Total assets	$(1,297)	$(1,297)	$8,134	$7,437	$559	$(5,623)	$7,913

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$10	$135	$11	$(2)	$154
Securitization obligations	—	—	—	—	311	—	311
Intercompany note payable	—	—	—	19	29	(48)	—
Due to former parent	—	—	98	—	—	—	98
Revolving credit facilities and current portion of long-term debt	—	—	86	50	—	—	136
Accrued expenses and other current liabilities	—	—	277	323	31	—	631
Intercompany payables	—	—	1,931	(1,934)	3	—	—

Total current liabilities	—	—	2,402	(1,407)	385	(50)	1,330
Long-term debt	—	—	6,837	—	—	—	6,837
Deferred income taxes	—	—	(615)	1,502	(1)	—	886
Other non-current liabilities	—	—	83	58	16	—	157
Intercompany liabilities	—	—	724	(724)	—	—	—

Total liabilities	—	—	9,431	(571)	400	(50)	9,210

Total equity (deficit)	(1,297)	(1,297)	(1,297)	8,008	159	(5,573)	(1,297)

Total liabilities and equity (deficit)	$(1,297)	$(1,297)	$8,134	$7,437	$559	$(5,623)	$7,913

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$69	$74	$51	$(2)	$192
Trade receivables, net	—	—	—	79	35	—	114
Relocation receivables	—	—	—	—	386	—	386
Relocation properties held for sale	—	—	—	21	—	—	21
Deferred income taxes	—	—	15	63	(2)	—	76
Intercompany note receivable	—	—	—	13	19	(32)	—
Other current assets	—	—	9	69	31	—	109

Total current assets	—	—	93	319	520	(34)	898
Property and equipment, net	—	—	21	162	3	—	186
Goodwill	—	—	—	2,611	—	—	2,611
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,909	—	—	2,909
Other intangibles, net	—	—	—	478	—	—	478
Other non-current assets	—	—	80	83	52	—	215
Investment in subsidiaries	(1,072)	(1,072)	8,014	152	—	(6,022)	—

Total assets	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$25	$168	$12	$(2)	$203
Securitization obligations	—	—	—	—	331	—	331
Intercompany note payable	—	—	—	19	13	(32)	—
Due to former parent	—	—	104	—	—	—	104
Revolving credit facilities and current portion of long-term debt	—	—	132	55	7	—	194
Accrued expenses and other current liabilities	—	—	178	316	31	—	525
Intercompany payables	—	—	1,949	(1,962)	13	—	—

Total current liabilities	—	—	2,388	(1,404)	407	(34)	1,357
Long-term debt	—	—	6,698	—	—	—	6,698
Deferred income taxes	—	—	(614)	1,497	—	—	883
Other non-current liabilities	—	—	86	61	16	—	163
Intercompany liabilities	—	—	722	(722)	—	—	—

Total liabilities	—	—	9,280	(568)	423	(34)	9,101

Total equity (deficit)	(1,072)	(1,072)	(1,072)	8,014	152	(6,022)	(1,072)

Total liabilities and equity (deficit)	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(79)	$(25)	$19	$(2)	$(87)

Investing activities
Property and equipment additions	—	—	(1)	(10)	—	—	(11)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(2)	—	—	(2)
Purchases of certificates of deposits, net	—	—	—	—	(5)	—	(5)
Intercompany note receivable	—	—	—	(16)	—	16	—
Other, net	—	—	—	(1)	—	—	(1)

Net cash provided by (used in) investing activities	—	—	(1)	(29)	(5)	16	(19)

Financing activities
Net change in revolving credit facility	—	—	(20)	(5)	(8)	—	(33)
Proceeds from issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Proceeds from term loan extension	—	—	98	—	—	—	98
Repayments made for term loan facility	—	—	(702)	—	—	—	(702)
Net change in securitization obligations	—	—	—	—	(21)	—	(21)
Debt issuance costs	—	—	(33)	—	—	—	(33)
Intercompany dividend	—	—	—	—	(2)	2	—
Intercompany note payable	—	—	—	—	16	(16)	—
Intercompany transactions	—	—	(29)	41	(12)	—	—
Other, net	—	—	—	(2)	(1)	—	(3)

Net cash provided by (used in) financing activities	—	—	14	34	(28)	(14)	6

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1

Net decrease in cash and cash equivalents	—	—	(66)	(20)	(13)	—	(99)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192

Cash and cash equivalents, end of period	$—	$—	$3	$54	$38	$(2)	$93

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(49)	$3	$60	$(1)	$13

Investing activities
Property and equipment additions	—	—	(1)	(8)	—	—	(9)
Change in restricted cash	—	—	—	—	5	—	5
Intercompany note receivable	—	—	—	(5)	—	5	—
Other, net	—	—	—	1	—	—	1

Net cash provided by (used in) investing activities	—	—	(1)	(12)	5	5	(3)

Financing activities
Net change in revolving credit facility	—	—	—	19	—	—	19
Repayments made for term loan facility	—	—	(8)	—	—	—	(8)
Net change in securitization obligations	—	—	—	—	(65)	—	(65)
Intercompany dividend	—	—	—	—	(3)	3	—
Intercompany note payable	—	—	—	—	5	(5)	—
Intercompany transactions	—	—	(16)	16	—	—	—
Other, net	—	—	(1)	(2)	(1)	—	(4)

Net cash provided by (used in) financing activities	—	—	(25)	33	(64)	(2)	(58)

Net (decrease) increase in cash and cash equivalents	—	—	(75)	24	1	2	(48)
Cash and cash equivalents, beginning of period	—	—	194	24	42	(5)	255

Cash and cash equivalents, end of period	$—	$—	$119	$48	$43	$(3)	$207

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated and Combined Financial Statements and accompanying Notes included in the 2010 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2010 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Except as otherwise indicated or unless the context otherwise requires, the terms “Realogy Corporation,” “Realogy,” “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Corporation and its consolidated subsidiaries.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2011, we had approximately 14,600 franchised and company owned offices and 260,400 independent sales associates operating under our brands in the U.S. and 99 other countries and territories around the world, which included approximately 740 of our company owned and operated brokerage offices with approximately 43,000 independent sales associates.

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

July 2006 Separation from Cendant

Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant to separate into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy and, on July 31, 2006, Cendant distributed all of the shares of Realogy’s common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006.

Before the Separation, Realogy entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for Realogy’s relationships with Cendant and Cendant’s other businesses after the Separation. These agreements govern the relationships among Realogy, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among Realogy, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to the Separation.

April 2007 Merger Agreement with Affiliates of Apollo

On December 15, 2006, Realogy entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Global Management, LLC. Under the merger agreement, Holdings acquired the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with and into Realogy, with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by Intermediate, which is a direct, wholly owned subsidiary of Holdings.

Realogy incurred substantial indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay a portion of Realogy’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, Realogy entered into the senior secured credit facility, issued unsecured notes and refinanced the credit facilities governing Realogy’s relocation securitization programs (the Merger and the related financing transactions being referred to as the “Merger Transactions”). In addition, investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P. or one of its affiliates (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”), as well as members of management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to Realogy to complete the Merger Transactions, which was treated as a contribution to Realogy’s equity. Holdings common stock is currently owned or controlled solely by Apollo, although others parties own convertible notes that may be converted into Holdings common stock.

Refinancing Transactions

In January and February of 2011, Realogy completed a series of transactions, referred to herein as the Refinancing Transactions, to refinance both its secured and unsecured indebtedness. The Refinancing Transactions, among other things, have:

•	extended the maturities on more than 90% of the Company’s Existing Notes by at least three years;

•

provided a mechanism for a potential deleveraging of the Company’s debt through the issuance of $2.1 billion aggregate principal amount of Convertible Notes that mature in 2018 and that are convertible at any time, at the holder’s option, into Class A Common Stock of Holdings;

•	extended the maturities of a significant portion of its first lien senior secured indebtedness from 2013 to 2016 (including 79% of its $3.1 billion term loan facility);

•

replaced $700 million of its first lien secured debt with secured indebtedness due in 2019 that is not included in the numerator of its senior secured leverage ratio, thereby significantly improving the Company’s operating cushion under such ratio and mitigating concerns regarding the Company maintaining compliance with such ratio for at least the next twelve months; and

•	maintained access to $650 million of borrowing under its senior secured revolving credit facilities.

We estimate that our annual cash interest will increase by approximately $55 million based upon the debt balances at December 31, 2010, after giving effect to the Refinancing Transactions, and assuming December 31, 2010 LIBOR rates. For additional information related to the Refinancing Transactions, see “Financial Condition, Liquidity and Capital Resources—Financial Obligations”.

Industry Trends

Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth over the past 37 years, it has been in a significant and prolonged downturn, which initially began in the second half of 2005. Based upon data published by the National Association of Realtors (“NAR”) from 2005 to 2010, the number of annual U.S. existing homesale units has declined by 31% and the median price has declined by 21%.

In response to the housing downturn, the U.S. government implemented certain actions during the past several years to assist in the stabilization and/or a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding of over $130 billion to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010 and completion by September 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates (the first phase of which ended on March 31, 2010 and the second phase of which is ending on June 30, 2011); (4) the continuation of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans through September 30, 2011; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, encouraging lenders, through government financial incentives, to modify loan terms with borrowers at risk of foreclosure or already in foreclosure. The residential real estate market benefited from these actions.

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

According to NAR, the inventory of existing homes for sale is 3.5 million homes at March 2011 compared to 3.6 million homes at December 2010. The March 2011 inventory level represents a seasonally adjusted 8.4 months supply. The supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

Recent Legislative and Regulatory Matters

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, increase down payment requirements, increase mortgage costs and result in increased costs and potential litigation for housing market participants.

Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Substantial reduction in, or the elimination of, GSE demand for mortgage loans could have a material adverse effect on the mortgage industry and the housing industry in general and these provisions may reduce the availability of mortgages to certain individuals.

Potential Reform of U.S. Housing Finance Market and Potential Wind-down of Freddie Mac and Fannie Mae. Congress has recently held hearings on the future of Freddie Mac and Fannie Mae and other government sponsored entities or GSEs with a view towards further legislative reform. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Numerous pieces of legislation seeking various types of reform for the GSEs have been introduced recently in Congress. Two significant questions that need to be addressed in any such reform are: (1) will banks and other private sources of capital be able to fill homebuyers’ needs as the government seeks to pull back some of the housing mortgage market support and (2) will these other sources of capital be available at rates which are reasonably attractive to potential homebuyers. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, either of which could materially adverse affect the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken.

***

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing household formation, interest rate trends and locally based dynamics such as employment levels and housing demand relative to housing supply. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	lower unit sales, due to the reluctance of first time homebuyers to purchase a home and move-up buyers having limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•	legislative or regulatory reform, including but not limited to reform that materially adversely impacts the financing of the U.S. housing market.

Consequently, we cannot predict when the residential real estate industry will return to a period of stabilization and sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have shown signs of stabilization; however, there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.

Homesales

There was an unusual pattern of activity in 2010 which creates atypical year over year quarterly comparisons in 2011. The number of homesale transactions was positively impacted in the second quarter of 2010 as a result of the homebuyer tax credit. We believe the third quarter of 2010 was weak due to the pull-forward of sales into the second quarter of 2010 because of the expiration of the 2010 tax credit as well as the continued weak economic conditions and high unemployment. Homesale transactions in the fourth quarter of 2010 continued to decline compared to the prior year fourth quarter as a result of both the lapse of the 2010 federal homebuyer tax credit and due to increased transaction volume in late 2009 due to the 2009 federal homebuyer tax credit program.

			2011 vs. 2010
	Full Year 2009 vs. 2008	Full Year 2010 vs. 2009	First Quarter	Second Quarter Forecast	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2011 vs. 2010 Forecast
Number of Homesales
Industry
NAR(a)	5%	(5%)	(1%)	(6%)	27%	14%	8%
Fannie Mae(a)	5%	(5%)	(2%)	(7%)	26%	11%	6%
Realogy
Real Estate Franchise Services	(1%)	(6%)	(4%)
Company Owned Real Estate Brokerage Services	—%	(7%)	(3%)

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

Existing homesale transactions were reported by NAR to be 4.9 million homes for 2010 compared to 5.2 million homes in 2009. NAR estimates that existing homesale transactions will increase to 5.3 million for 2011 reflecting a 8% increase in homesale transactions.

As of their most recent releases, NAR and Fannie Mae are forecasting an increase of 6% and 7%, respectively, in existing homesale transactions for 2012 compared to 2011.

Homesale Price

In 2009, the decrease in average homesale price for the Company Owned Real Estate Brokerage Services segment was impacted by a higher level of REO and short sale activity as well as a meaningful shift in the mix and volume of homesale activity, excluding REO and short sale activity, from higher price points to lower price points. In 2010, the percentage increase in the average price of homes brokered by our franchisees and company owned offices significantly outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve as well as a greater impact from increased activity in the mid and higher price point areas and less REO activity in our company owned offices compared to the prior year. In its most recent release on first quarter 2011 homesale activity, NAR reported median home price declines of 5% in the first quarter of 2011 compared to that same period in 2010. We believe the continued drop in median price on a national basis is due to the high level of distressed sales. NAR reported that distressed sales accounted for a 39% market share for the three months ended March 2011 compared to a 36% market share for the three months ended March 2010. Realogy’s results for 2010 and the first quarter of 2011 continued to outperform the broader market for the reasons mentioned above as it relates to average sales price, with RFG average homesales price up 3% and NRT average homesales price down 1% in the first quarter of 2011. For the full year 2011, NAR and Fannie Mae are forecasting median price to be down compared to 2010 with a decrease of 2% and 5%, respectively, again reflecting the impact of distressed sales activity on the residential real estate market as a whole.

			2011 vs. 2010
	Full Year 2009 vs. 2008	Full Year 2010 vs. 2009	First Quarter	Second Quarter Forecast	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2011 vs. 2010 Forecast
Homesales Price
Industry (median)
NAR(a)	(13%)	—%	(5%)	(4%)	—%	1%	(2%)
Fannie Mae(a)	(13%)	—%	(3%)	(6%)	(5%)	(4%)	(5%)
Realogy (average)
Real Estate Franchise Services	(11%)	4%	3%
Company Owned Real Estate Brokerage Services	(18%)	11%	(1%)

(a)	Existing homesale price data is as of the most recent NAR and Fannie Mae press release.

As of their most recent releases, NAR and Fannie Mae are forecasting an increase of 4% and 1%, respectively, in median homesale prices for 2012 compared to 2011.

***

While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR data is subject to periodic review and revision. NAR has recently issued a press release disclosing that it is engaged in a review of its sampling and methodology processes with respect to existing homesale data to ensure accuracy. NAR expects to conclude this analysis and publish any revisions in the summer of 2011. Any such changes could result in downward revisions of NAR’s historical survey data but would have no impact on our reported financial results or key business driver information. While we believe that the industry data presented herein are derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone. We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period may materially differ.

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines which began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index improved to 174 for 2010 compared to 169 for 2009 and 138 for 2008. The March 2011 index of 188 increased from the 2010 index and the overall improvement in this index could favorably impact a housing recovery.

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

Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through the first quarter of 2011, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

The net effective royalty rate has been declining over the past three years. We would expect that, over the near future, the net effective royalty rate will continue to modestly decline due to an increased concentration of business in larger franchisees which earn higher volume rebates as well as the Company’s focus on strategic growth through relationships with larger established real estate companies. The net effective rate can also be affected by a shift in volume amongst our brands which operate under different royalty rate arrangements.

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

The following table presents our drivers for the three months ended March 31, 2011 and 2010. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2011	2010	% Change
Real Estate Franchise Services(a)
Closed homesale sides	184,643	193,340	(4%	)
Average homesale price	$193,710	$188,478	3%
Average homesale broker commission rate	2.54%	2.55%	(1 bps	)
Net effective royalty rate	4.87%	5.04%	(17 bps	)
Royalty per side	$251	$252	— %

Company Owned Real Estate Brokerage Services
Closed homesale sides	51,200	52,532	(3%	)
Average homesale price	$414,164	$417,782	(1%	)
Average homesale broker commission rate	2.50%	2.48%	2 bps
Gross commission income per side	$11,188	$11,161	— %

Relocation Services
Initiations(b)	35,108	32,429	8%
Referrals(c)	12,812	12,109	6%

Title and Settlement Services
Purchase title and closing units	18,971	19,947	(5%	)
Refinance title and closing units	16,826	11,935	41%
Average price per closing unit	$1,386	$1,353	2%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
(b)	Includes Primacy initiations of 7,712 for the three months ended March 31, 2011 and 5,177 for the period January 21, 2010 (date of acquisition) through March 31, 2010.
(c)	Includes Primacy referrals of 968 for the three months ended March 31, 2011 and 716 for the period January 21, 2010 (date of acquisition) through March 31, 2010.

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

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Our consolidated results comprised the following:

	Three Months Ended March 31,
	2011	2010	Change
Net revenues	$831	$819	$12
Total expenses(1)	1,067	1,011	56

Net loss before income taxes, equity in earnings and noncontrolling interests	(236)	(192)	(44)
Income tax expense	1	6	(5)
Equity in earnings of unconsolidated entities	—	(1)	1

Net loss	(237)	(197)	(40)
Less: Net income attributable to noncontrolling interests	—	—	—

Net loss attributable to Realogy	$(237)	$(197)	$(40)

(1)	Total expenses for the three months ended March 31, 2011 include $2 million of restructuring costs and $60 million related to the Refinancing Transactions, partially offset by $2 million of former parent legacy benefits. Total expenses for the three months ended March 31, 2010 include $6 million of restructuring costs and $5 million of former parent legacy costs.

Net revenues increased $12 million (1%) for the first quarter of 2011 compared with the first quarter of 2010 principally due to an increase in revenues for the Title and Settlement Services segment due to higher refinance and title insurance premiums and Relocation Services segment due to volume increases partially offset by decreases in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment.

Total expenses increased $56 million (6%) primarily due to:

•

the impact of the Refinancing Transactions which resulted in a $36 million loss on the early extinguishment of debt as well as an increase in interest expense of $17 million as a result of the de-designation of interest rate swaps and $7 million due to the write-off of financing costs; and

•	an $8 million increase in operating, marketing and general and administrative expenses partially offset by a decrease of:

•	$7 million of former parent legacy costs;

•	$4 million in restructuring expenses; and

•	$4 million in depreciation expense.

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the three months ended March 31, 2011 was $1 million. This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $2 million was recognized for foreign and state income taxes for certain jurisdictions offset by a $7 million benefit due to the de-designation of the interest rate swaps.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31:

		Revenues			EBITDA(b)			Margin
		2011	2010	% Change	2011	2010	% Change	2011	2010	Change
	Real Estate Franchise Services	$118	$122	(3%)	$62	$65	(5%)	53%	53%	—
	Company Owned Real Estate Brokerage Services	587	601	(2)	(37)	(34)	(9)	(6)	(6)	—
	Relocation Services	87	76	14	10	4	150	11	5	6
	Title and Settlement Services	83	65	28	2	(5)	(140)	2	(8)	10
	Corporate and Other(a)	(44)	(45)	*	(48)	(19)	*

	Total Company	$831	$819	1%	$(11)	$11	*	(1%)	1%	(2)

Less:	Depreciation and amortization				46	50
	Interest expense, net(c)				179	152
	Income tax expense				1	6

	Net loss attributable to Realogy				$(237)	$(197)

*	not meaningful
(a)	Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $44 million and $45 million during the three months ended March 31, 2011 and 2010, respectively and unallocated corporate overhead.
(b)	Includes $2 million of restructuring costs and $36 million loss on the early extinguishment of debt, partially offset by $2 million of former parent legacy benefits for the three months ended March 31, 2011, compared to $6 million of restructuring costs and $5 million of former parent legacy costs for the three months ended March 31, 2010.
(c)	Includes $24 million of higher interest expense in the first quarter of 2011 due to the de-designation of interest rate swaps and write-off of deferred financing costs as a result of the Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 2 percentage points for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a $36 million loss on the early extinguishment of debt partially offset by an improvement in EBITDA for the Title and Settlement Services segment and Relocation Services segment due to volume increases.

On a segment basis, the Real Estate Franchise Services segment margin remained constant at 53%. The three months ended March 31, 2011 reflected decreases in homesale transactions and the net effective royalty rate offset by the impact of an increase in average homesale price. The Company Owned Real Estate Brokerage Services segment margin remained consistent at negative 6%. The three months ended March 31, 2011 reflected a decrease in the number of homesale transactions and average homesale price offset by an increase in the average homesale broker commission rate and lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin increased 6 percentage points to 11% from 5% in the comparable prior period primarily due to volume increases. The Title and Settlement Services segment margin increased 10 percentage points to 2% from negative 8% in the prior period due to higher refinance and underwriter transaction volume.

The Corporate and Other EBITDA for the three months ended March 31, 2011 decreased $29 million to $48 million primarily due to a $36 million loss on the early extinguishment of debt as a result of the Refinancing Transactions, partially offset by a $7 million reduction in former parent legacy costs.

Real Estate Franchise Services

Revenues decreased $4 million to $118 million and EBITDA decreased $3 million to $62 million for the three months ended March 31, 2011 compared with the same period in 2010.

The decrease in revenue was driven by a $3 million decrease in third-party domestic franchisee royalty revenue due to a 4% decrease in the number of homesale transactions and a lower net effective royalty rate as our larger affiliates are achieving higher volume levels and due to increased Sotheby’s International Realty volume which is at a lower net effective royalty rate. These decreases were partially offset by a 3% increase in the average homesale price due to increased Sotheby’s International Realty volume.

The decrease in revenue was also attributable to a $1 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $42 million and $43 million during the first quarter of 2011 and 2010, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services segment. In addition, marketing revenue and related marketing expenses decreased $1 million and $3 million, respectively, due to lower transaction volume compared to the same period in 2010.

The decrease in EBITDA was principally due to the decrease in revenues discussed above, as well as, incremental expenses of $3 million related to the resumption of international business conferences for all of our brands in 2011 largely offset by a $1 million decrease in legal expenses and a $3 million net decrease in marketing expenses discussed above.

Company Owned Real Estate Brokerage Services

Revenues decreased $14 million to $587 million and EBITDA decreased $3 million to a negative $37 million for the three months ended March 31, 2011 compared with the same period in 2010.

The decrease in revenues, excluding REO revenues, of $12 million was due to decreased commission income earned on homesale transactions which was primarily driven by a 3% decrease in the number of homesale transactions and a 1% decrease in the average price of homes sold, partially offset by an increase in the average broker commission rate. We believe the 3% decrease in homesale transactions and 1% decrease in the average price of homes sold is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $2 million to $7 million in the three months ended March 31, 2011 compared to the same period in 2010 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA decreased $3 million due to the $14 million decrease in revenues discussed above partially offset by:

•	a decrease of $8 million in operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs; and

•	a decrease of $3 million in commission expenses paid to real estate agents as a result of the decrease in revenue.

Relocation Services

Revenues increased $11 million to $87 million and EBITDA increased $6 million to $10 million for the quarter ended March 31, 2011 compared with the same quarter in 2010.

The increase in revenues was primarily driven by:

•

$5 million of incremental international revenue due to increased transaction volume as well as 20 additional days of Primacy operations in the first quarter of 2011 compared to the same quarter in 2010;

•	$3 million increase in relocation service fee revenues primarily due to higher domestic transaction volume; and

•	a $2 million increase in referral fee revenue primarily due to increased domestic transaction volume, partially offset by decreased home values.

EBITDA increased $6 million as a result of the increase in revenues discussed above and a $2 million decrease in restructuring expenses, partially offset by a $3 million increase in operating expenses as a result of 20 additional days of Primacy operations compared to the same quarter in 2010, a $2 million increase in legal expenses as a result of the absence of an insurance recovery received in the first quarter of 2010 and $2 million related to unfavorable foreign exchange rate movement in 2011 compared to 2010.

Title and Settlement Services

Revenues increased $18 million to $83 million and EBITDA increased $7 million to $2 million for the quarter ended March 31, 2011 compared with the same quarter in 2010.

The increase in revenues was primarily driven by an $11 million increase in underwriter revenue and a $6 million increase in volume from refinancing transactions. EBITDA increased $7 million as a result of the increase in revenues discussed above partially offset by an increase of $12 million in variable operating costs as a result of the increase in underwriter and refinancing volume.

2011 Restructuring Program

During the first three months of 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2011. As of March 31, 2011, the Company Owned Real Estate Brokerage Services segment recognized $2 million of primarily facility related expenses, of which $1 million remains as a liability at March 31, 2011.

2010 Restructuring Program

During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $6 million of restructuring expense in the first three months of 2010 and $21 million for the year ended December 31, 2010.

The table below shows restructuring expense by category and the corresponding payments and other reductions from inception to March 31, 2011:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions(a)	$5	$16	$1	$22
Cash payments and other reductions	(4)	(6)	(1)	(11)

Balance at December 31, 2010	1	10	—	11
Cash payments and other reductions	(1)	(3)	—	(4)

Balance at March 31, 2011	$—	$7	$—	$7

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31, 2011	December 31, 2010	Change
Total assets	$7,913	$8,029	$(116)
Total liabilities	9,210	9,101	109
Total equity (deficit)	(1,297)	(1,072)	(225)

For the three months ended March 31, 2011, total assets decreased $116 million primarily as a result of a decrease in cash and cash equivalents of $99 million, a decrease in franchise agreements and other intangibles of $17 million and $11 million, respectively, due to amortization, partially offset by an increase in trade receivables and relocation receivables of $11 million and $8 million, respectively. Total liabilities increased $109 million principally due to an $81 million increase in long term debt, primarily as a result of the refinancing transactions, and a $106 million increase in other accrued expenses primarily related to an increase in accrued interest. These increases were partially offset by a $49 million decrease in accounts payable and a $20 million decrease in securitization obligations. Total equity (deficit) decreased $225 million primarily due to the net loss attributable to Realogy of $237 million for the three months ended March 31, 2011.

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

Although we have seen improvement in affordability, an increase in homesale transactions and average homesale price and a lessening in the overhang of housing inventory, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a housing recovery include:

•	the possibility of higher mortgage rates;

•	lower unit sales;

•	lower average homesale price;

•	continuing high levels of unemployment;

•	unsustainable economic recovery in the U.S. or, if sustained, a recovery resulting in only modest economic growth and little improvement in unemployment; and

•	a lack of stability or improvement in home ownership levels in the U.S.

Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

At March 31, 2011, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facility and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures.

***

We may need to incur additional debt or issue equity. Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. There can be no assurance that financing will be available to us on acceptable terms or at all. Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Cash Flows

At March 31, 2011, we had $93 million of cash and cash equivalents, a decrease of $99 million compared to the balance of $192 million at December 31, 2010. The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$(87)	$13	$(100)
Investing activities	(19)	(3)	(16)
Financing activities	6	(58)	64
Effect of changes in exchange rates on cash and cash equivalents	1	—	1

Net change in cash and cash equivalents	$(99)	$(48)	$(51)

For the three months ended March 31, 2011 we used $100 million of additional cash in operations compared to the same period in 2010. For the three months March 31, 2011, $87 million of cash was used in operating activities due to negative cash flows from operating results as well as by uses of cash due to an increase in trade receivables and relocation receivables of $9 million and $7 million, respectively, partially offset by sources of cash related to an increase in accounts payable of $62 million. For the three months ended March 31, 2010, $13 million of cash was provided by operating activities and was comprised of sources of cash related to an increase in accounts payable of $109 million and a decrease in relocation receivables and relocation properties held for sale of $44 million and $8 million, respectively, partially offset by uses of cash related to an increase in trade receivables of $12 million and negative cash flows from operating results.

For the three months ended March 31, 2011 we used $16 million more cash for investing activities compared to the same period in 2010. For the three months ended March 31, 2011, $19 million of cash was used in investing activities and was primarily due to $11 million of property and equipment additions and the purchase of certificates of deposit for $5 million. For the three months ended March 31, 2010, $3 million of cash was used in investing activities and was primarily comprised of $9 million of property and equipment additions, partially offset by a $5 million decrease in restricted cash.

For the three months ended March 31, 2011 we provided $64 million more cash from financing activities compared to the same period in 2010. For the three months ended March 31, 2011, $6 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes and $98 million related to the proceeds from the extension of the term loan facility, partially offset by $702 million of term loan facility repayments, a decrease in incremental revolver borrowings of $33 million of revolving credit, the payment of $33 million of debt issuance costs and $21 million of securitization obligation repayments. For the three months ended March 31, 2010, $58 million of cash was used in financing activities and was comprised of $65 million of securitization obligation repayments, and $8 million of term loan facility repayments, partially offset by an increase in incremental revolver borrowings of $19 million.

Financial Obligations

In connection with the closing of the Merger Transactions on April 10, 2007, Realogy entered into the senior secured credit facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility, which was utilized in connection with the incurrence of Second Lien Loans described below.

Effective February 3, 2011, Realogy entered into the Senior Secured Credit Facility Amendment and an incremental assumption agreement, which resulted in the following:

•

certain lenders extended the maturity of a significant portion of first lien term loans, revolving commitments and synthetic letter of credit commitments to October 10, 2016, April 10, 2016, and October 10, 2016, respectively, resulting in approximately $2,424 million aggregate principal amount of extended term loans, approximately $461 million aggregate principal amount of commitments in respect of extended revolving loans and approximately $171 million aggregate principal amount of extended synthetic letter of credit commitments;

•

certain lenders simultaneously converted approximately $98 million aggregate principal amount of revolving commitments in respect of extended revolving loans to extended term loans, thereby reducing the commitments under the revolving credit facility to $652 million;

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

The Senior Secured Credit Facility Amendment also provides for the following:

•

allows for one or more future issuances of additional senior secured notes or unsecured notes or loans to prepay Realogy’s first lien term loans, to be secured on either a pari passu basis with, or junior to, its first lien obligations under the senior secured credit facility;

•

allows for one or more future issuances of additional senior secured or unsecured notes or loans to prepay Realogy’s second lien loans, to be secured on a pari passu basis with, or junior to, its second lien loans under the senior secured credit facility;

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

Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.0% (or with respect to the extended term loans, 4.25%) or (b) the higher of the Federal Funds Effective Rate plus 0.5% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0% (or with respect to the extended term loans, 3.25%).

The senior secured credit facility provides for a six-year, $652 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

The senior secured credit facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is for: (1) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, on January 5, 2011, Realogy reduced the capacity of the synthetic letter of credit facility to $223 million. At March 31, 2011, the $223 million of capacity was being utilized by a $123 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.

The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy, Intermediate and the subsidiary guarantors, including but not limited to (a) a first-priority pledge of substantially all capital stock held by Realogy or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy and each subsidiary guarantor, subject to certain exceptions.

In late 2009, Realogy incurred $650 million of Second Lien Loans. The Second Lien Loans are secured by liens on the assets of Realogy and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually in arrears on April 15 and October 15 of each year. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.

FIRST AND A HALF LIEN NOTES

On February 3, 2011, Realogy issued $700 million aggregate principal amount of First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act. The First and a Half Lien Notes mature on February 15, 2019 and bear interest at a rate per annum of 7.875% payable semiannually to holders of record at the close of business on February 1 or August 1 immediately preceding the interest payment dates of February 15 and August 15 of each year. The First and a Half Lien Notes are secured by substantially the same collateral as Realogy’s existing secured obligations under the senior secured credit facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing Realogy’s first lien obligations under the senior secured credit facility and (ii) senior to the collateral liens securing Realogy’s second lien obligations under the senior secured credit facility.

As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to repay $700 million of certain of Realogy’s first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.

OTHER BANK INDEBTEDNESS

During 2010, Realogy entered into five separate revolving U.S. credit facilities to borrow up to $155 million and an additional revolving U.K. credit facility to borrow up to £5 million. The U.S. facilities bear interest at a weighted average rate of LIBOR plus 1.6%, or 3% as of March 31, 2011 and are subject to a minimum interest rate of LIBOR plus 1.4%. The U.K facility bears interest at the lender’s base rate plus 2.0%, or 2.6% as of March 31, 2011 These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of December 31, 2010, Realogy had borrowed $163 million under these facilities. During the three months ended March 31, 2011, Realogy repaid $63 million of the outstanding borrowings under the revolving credit facilities and terminated $55 million of the borrowing capacity under these revolving credit facilities.

UNSECURED NOTES

On April 10, 2007, Realogy issued $1,700 million aggregate principal amount of 10.50% Senior Notes due 2014 (the “10.50% Senior Notes”), $550 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2014 (the “Senior Toggle Notes” and, together with the 10.50% Senior Notes, the “Existing Senior Notes”) and $875 million aggregate principal amount of 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Notes” and, together with the Existing Senior Notes, the “Existing Notes”).

On January 5, 2011, Realogy consummated the Debt Exchange Offering for its Existing Notes pursuant to which Realogy issued 11.50% Senior Notes due 2017 (the “11.50% Senior Notes”), 12.00% Senior Notes due 2017 (the “12.00% Senior Notes” and, together with the 11.50% Senior Notes, the “Extended Maturity Senior Notes” and, together with the Existing Senior Notes, the “Senior Notes”), 13.375% Senior Subordinated Notes due 2018 (the “13.375% Senior Subordinated Notes” and, together with the Extended Maturity Senior Notes, the “Extended Maturity Notes”) and 11.00% Series A Convertible Notes due 2018, the 11.00% Series B Convertible Notes due 2018 and the 11.00% Series C Convertible Notes due 2018 (collectively, the “Convertible Notes”). The term “Senior Subordinated Notes” refers to the 12.375% Senior Subordinated Notes and the 13.375% Senior Subordinated Notes, collectively; and the term “Unsecured Notes” refers to the Senior Notes, the Senior Subordinated Notes and the Convertible Notes, collectively.

Pursuant to the Debt Exchange Offering, approximately $2,110 million aggregate principal amount of the Existing Notes were tendered for Convertible Notes, which are convertible at the holder’s option into Class A Common Stock, and approximately $632 million aggregate principal amount of the Existing Notes were tendered for the Extended Maturity Notes.

On January 5, 2011, Realogy issued:

•

$492 million aggregate principal amount of 11.50% Senior Notes and $1,144 million aggregate principal amount of Series A Convertible Notes in exchange for $1,636 million aggregate principal amount of outstanding 10.50% Senior Notes;

•

$130 million aggregate principal amount of 12.00% Senior Notes and $291 million aggregate principal amount of Series B Convertible Notes in exchange for $421 million aggregate principal amount of outstanding Senior Toggle Notes; and

•

$10 million aggregate principal amount of 13.375% Senior Subordinated Notes and $675 million aggregate principal amount of Series C Convertible Notes in exchange for $685 million aggregate principal amount of outstanding 12.375% Senior Subordinated Notes.

As a result of the Debt Exchange Offering, Realogy extended the maturity of approximately $2,742 million aggregate principal amount of the Unsecured Notes to 2017 and 2018, leaving approximately $303 million aggregate principal amount of Existing Notes that mature in 2014 and 2015. In addition, pursuant to the terms of the indenture governing the terms of the Convertible Notes, the Convertible Notes are redeemable at Realogy’s option at a price equal to 90% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption upon a Qualified Public Offering.

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

The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, Realogy may, at its option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. Cash interest on the Senior Toggle Notes accrues at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus 0.75%. In the absence of an election for any interest period, interest on the Senior Toggle Notes is payable according to the method of payment for the previous interest period.

Beginning with the interest period which ended October 2008, Realogy elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. This PIK Interest election was the default election for future interest periods until March 2011 when Realogy elected to pay Cash Interest for the interest period commencing April 15, 2011. After October 15, 2011, Realogy is required to make all interest payments on the Senior Toggle Notes entirely in cash.

Realogy would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, Realogy is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption. For the periods that Realogy elected to pay PIK Interest, Realogy will be required to repay approximately $11 million in April 2012 in accordance with the indentures governing the Senior Toggle Notes.

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

Realogy has filed a registration statement with the SEC, with respect to a registered offer to exchange each series of Extended Maturity Notes for new registered notes having terms substantially identical in all material respects to the Extended Maturity Notes of the applicable series (except that the new registered notes will not contain terms with respect to additional interest or transfer restrictions).

The Senior Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Senior Notes are guaranteed by Holdings on an unsecured senior subordinated basis and the Senior Subordinated Notes are guaranteed by Holdings on an unsecured junior subordinated basis.

CONVERTIBLE NOTES

The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year. The Convertible Notes are convertible into Class A Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 975.6098 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and the Series C Convertible Notes are initially convertible into 926.7841 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share, in each case subject to adjustment if specified distributions to holders of the Class A Common Stock are made or specified corporate transactions occur, as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.

Following a Qualified Public Offering, Realogy may, at its option, redeem the Convertible Notes, in whole or in part, at a redemption price, payable in cash, equal to 90% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

Realogy and Holdings have filed a shelf registration statement with the SEC with respect to resales of the outstanding Convertible Notes and the Class A Common Stock of Holdings issuable upon conversion of the Convertible Notes.

LOSS ON THE EARLY EXTINGUISHMENT OF DEBT AND WRITE-OFF OF DEFERRED FINANCING COSTS

As a result of the Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the three months ended March 31, 2011.

SECURITIZATION OBLIGATIONS

The Company has secured obligations through Apple Ridge Funding LLC, a $500 million securitization program with a five-year term which expires in April 2012. In 2010, the Company through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in the Company’s senior secured credit facility and the indentures governing the Unsecured Notes. The total amount outstanding on these facilities was $311 million at March 31, 2011.

The Apple Ridge entities and Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new relocation management agreements are entered into, the new agreements may also be designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $390 million and $393 million of underlying relocation receivables and other related relocation assets at March 31, 2011 and December 31, 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 1.9% and 2.6% for the three months ended March 31, 2011 and 2010, respectively.

AVAILABLE CAPACITY

As of March 31, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements is as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility(1)	April 2013	$289	$13	$229
Extended revolving credit facility(1)	April 2016	363	17	288
Non-extended term loan facility	October 2013	634	634	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(2)	Various	108	100	8
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes(3)	April 2014	49	49	—
12.375% Senior Subordinated Notes(4)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes(5)	April 2017	492	488	—
12.00% Senior Notes(6)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations:(7)
Apple Ridge Funding LLC	April 2012	500	272	228
Cartus Financing Limited(8)	Various	64	39	25

		$8,175	$7,284	$778

(1)	The available capacity under these facilities was reduced by $47 million and $58 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively at March 31, 2011. On May 2, 2011, the Company had $325 million outstanding on the revolving credit facilities, $144 million on the non-extended facility and $181 million on the extended facility.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $8 million expiring in August 2011, $50 million due in November 2011 and $50 million due in January 2013.
(3)	On April 15, 2011, the Company issued $3 million of Senior Toggle Notes to satisfy its interest payment obligation for the six-month period ended April 2011.
(4)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(5)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $4 million.
(6)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(7)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(8)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2011.

Covenants under the Senior Secured Credit Facility and certain Indentures

The senior secured credit facility and the indentures governing the First and a Half Lien Notes, the Extended Maturity Notes and the 12.375% Senior Subordinated Notes contain various covenants that limit Realogy’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and senior to the 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes;

•	pay dividends or make distributions to Realogy’s stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to Realogy;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase the Unsecured Notes and First and a Half Lien Notes and debt that is junior in right of payment to the Unsecured Notes and the First and a Half Lien Notes.

In connection with the Debt Exchange Offering, Realogy received consents from the holders of the 10.50% Senior Notes and Senior Toggle Notes to amend the respective indentures governing the terms of such Existing Notes to remove substantially all of the restrictive covenants and certain other provisions previously contained in such indentures.

As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve-month EBITDA (as such terms are defined in the senior secured credit facility), calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 4.75 to 1.0. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes. At March 31, 2011, the Company’s senior secured leverage ratio was 3.83 to 1. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio.

Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio and meet its cash flow needs during the next twelve months. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.

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

If an event of default occurs under the senior secured credit facility and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

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

If we were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings thereunder, then we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness, including the First and a Half Lien Notes and the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

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

Adjusted EBITDA as used herein corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio.

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

A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2011 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended December 31, 2010	Three Months Ended March 31, 2010	Nine Months Ended December 31, 2010	Three Months Ended March 31, 2011	Twelve Months Ended March 31, 2011
Net income (loss) attributable to Realogy	$(99)	$(197)	$98	$(237)	$(139	)(a)
Income tax expense	133	6	127	1	128

Income (loss) before income taxes	34	(191)	225	(236)	(11)
Interest expense, net	604	152	452	179	631
Depreciation and amortization	197	50	147	46	193

EBITDA	835	11	824	(11)	813	(b)
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy cost (benefit) items, net(c)					(312)
Pro forma cost-savings for 2011 restructuring initiatives(d)					4
Pro forma cost-savings for 2010 restructuring initiatives(e)					13
Pro forma effect of business optimization initiatives(f)					48
Non-cash charges(g)					(2)
Non-recurring fair value adjustments for purchase accounting(h)					4
Pro forma effect of acquisitions and new franchisees(i)					13
Apollo management fees(j)					15
Incremental securitization interest costs(k)					2
Loss on the early extinguishment of debt					36

Adjusted EBITDA					$634

Total senior secured net debt(l)					$2,427
Senior secured leverage ratio					3.83x

(a)	Net loss attributable to Realogy consists of: (i) income of $222 million for the second quarter of 2010; (ii) a loss of $33 million for the third quarter of 2010; (iii) a loss of $91 million for the fourth quarter of 2010 and (iv) a loss of $237 million for the first quarter of 2011.

(b)	EBITDA consists of: (i) $544 million for the second quarter of 2010; (ii) $177 million for the third quarter of 2010; (iii) $103 million for the fourth quarter of 2010 and (iv) a negative $11 million for the first quarter of 2011.
(c)	Consists of $18 million of restructuring costs and $1 million of merger costs offset by a net benefit of $331 million for former parent legacy items.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first three months of 2011. From this restructuring, we expect to reduce our operating costs by approximately $4 million on a twelve-month run-rate basis and estimate that less than $1 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2010 through the time they were put in place had those actions been effected on April 1, 2010.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2010. From this restructuring, we expect to reduce our operating costs by approximately $34 million on a twelve-month run-rate basis and estimate that $21 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2010 through the time they were put in place had those actions been effected on April 1, 2010.
(f)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $9 million related to our Relocation Services new business start-ups, integration costs and acquisition related non-cash adjustments, $5 million related to vendor renegotiations, $26 million for employee retention accruals and $8 million of other initiatives. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.
(g)	Represents the elimination of non-cash expenses, including $6 million of stock-based compensation expense and $1 million of other non-cash items less $9 million for the change in the allowance for doubtful accounts and notes reserves from April 1, 2010 through March 31, 2011.
(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.
(i)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on April 1, 2010. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2010.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended March 31, 2011.
(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2011.
(l)	Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,486 million plus $13 million of capital lease obligations less $72 million of readily available cash as of March 31, 2011. Pursuant to the terms of the senior secured credit facility, senior secured net debt does not include First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or Unsecured Notes.

LIQUIDITY RISKS

Our liquidity position may be negatively affected as a result of the following specific liquidity risks.

Senior Secured Credit Facility Covenant Compliance

On the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.

As of March 31, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 3.83 to 1.0. While the housing market has shown signs of stabilization, in part due to government actions designed to bolster the housing market, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.

Former Parent Contingent Liabilities

In accordance with the Separation and Distribution Agreement, Realogy entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%.

At March 31, 2011, the remaining due to former parent balance of $98 million was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

Adverse outcomes from the unresolved due to former parent liabilities for which Realogy has assumed partial liability could be material with respect to our earnings or cash flows in any given reporting period.

Interest Rate Risk

Certain of our borrowings, primarily borrowings under the senior secured credit facility, borrowings under our other bank indebtedness and borrowings under our securitization arrangements, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of March 31, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total
Non-extended term loan facility(a)	$4	$6	$624	$—	$—	$—	$634
Extended term loan facility(b)	—	—	—	—	—	1,822	1,822
First and a Half Lien Notes(c)	—	—	—	—	—	700	700
Second Lien Loans(c)	—	—	—	—	—	650	650
Other bank indebtedness(d)	50	—	50	—	—	—	100
10.50% Senior Notes(e)	—	—	—	64	—	—	64
11.50% Senior Notes(g)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes(e) (f)	—	—	—	49	—	—	49
12.00% Senior Notes(g)	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes(e)	—	—	—	—	190	—	190
13.375% Senior Subordinated Notes(g)	—	—	—	—	—	10	10
11.00% Convertible Notes(g)	—	—	—	—	—	2,110	2,110
Securitized obligations(h)	311	—	—	—	—	—	311
Operating leases(i)	113	110	73	44	30	31	401
Capital leases	5	5	3	2	—	—	15
Purchase commitments(j)	45	30	17	9	9	257	367

Total(k) (l)	$528	$151	$767	$168	$229	$6,202	$8,045

(a)	The Company’s non-extended term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date of October 2013. The Company has entered into derivative instruments to fix the interest rate for $425 million of the variable rate debt, which will result in interest payments of $27 million annually. The interest rate for the remaining portion of the variable rate debt of $209 million will be determined by the interest rates in effect during each period.
(b)	The Company’s extended term loan facility matures in October 2016. The interest rate for the variable rate debt of $1,822 million will be determined by the interest rates in effect during each period. There is no scheduled amortization of principal.
(c)	The Company’s First and a Half Lien Notes bear an annual interest rate of 7.875% and the Second Lien Loans bear an annual interest rate of 13.50%. Interest payments are due semi-annually and the annual interest expense for the First and a Half Lien Notes and the Second Lien Loans is approximately $143 million. There is no scheduled amortization with either debt.
(d)	Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $50 million is due in November 2011 and $50 million is due in January 2013. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period.
(e)	The Company utilized the PIK Interest option that compounds semi-annually at 11.75% to satisfy interest payment obligations for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes by $3 million in April 2011. Beginning in October 2011, the Company will no longer utilize the PIK Interest election for the Senior Toggle Notes and therefore pays Cash Interest at 11.00%. After the completion of the Debt Exchange Offering as described in Note 6 “Short and Long Term Debt” to the Condensed Consolidated Financial Statements, the annual interest payment on the Existing Notes will be approximately $36 million.
(f)	The Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as AHYDO within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012. The Company will be required to repay approximately $11 million in April 2012 for past PIK elections. This payment is not reflected in the table above.
(g)	Annual interest expense for the 11.50% Senior Notes, 12.00% Senior Notes, 13.375% Senior Subordinated Notes and the Convertible Notes is approximately $306 million.

(h)	The Company’s securitization obligations are variable rate debt and the interest payments will be determined by the interest rates in effect during each period. These agreements expire in August 2011, April 2012 and August 2015. However, the obligations are classified as current due to the current classification of the underlying assets that collateralize the obligations.
(i)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(j)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. The purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2057. The annual minimum fee began at $0.5 million in 2009 and increases to $4 million by 2014 and generally remains the same thereafter.
(k)	In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At December 31, 2010, the letter of credit was at $123 million. This letter of credit is not included in the contractual obligations table above.
(l)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of Adjusted EBITDA and does not include other non-current liabilities such as pension liabilities of $49 million and unrecognized tax benefits of $35 million as the Company is not able to estimate the year in which these liabilities will be paid.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the 2010 Form 10-K, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

Our principal market exposure is interest rate risk. At March 31, 2011, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At March 31, 2011, we had total long-term debt of $6,973 million, excluding $311 million of securitization obligations. Of the $6,973 million of long-term debt, the Company has $2,586 million of variable interest rate debt primarily based on LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $425 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our interest expense by approximately $22 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At March 31, 2011, the fair value of our long-term debt approximated $6,888 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $231 million impact on the fair value of our long-term debt.

Item 4.	Controls and Procedures.

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

The following updates certain disclosures with respect to legal and regulatory proceedings contained in our 2010 Form 10-K.

Legal—Real Estate Business

Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action (the “Cooper Litigation”) against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to advertising funds. The complaint seeks unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. The New Jersey Consumer Fraud Act, if applicable, provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).

A case management order was entered on November 29, 2010 that includes, among other deadlines, a trial date of April 16, 2012. On December 20, 2010, the court held a status conference to address plaintiffs’ motion regarding notice to be issued to the class, the language of the notice, publication of the notice and how class members can opt out of the class. As directed by a court order, Century 21 has delivered to plaintiffs’ counsel and Rust Consulting, Inc. (the “Notice Administrator”) lists of the names and contact information for (1) franchisees that meet the class definition and (2) franchisees that would have met the class definition but for the fact that they signed a waiver of claims against Century 21. Pursuant to the court order, the Notice Administrator has advised us that the notice of pendency of the action was mailed to possible class members on March 4, 2011, and a summary of that notice has been published in various print and online media. Following many months of effort directed at class identification, the case has now moved to very active discovery on the merits. Motions are also pending seeking to enjoin certain Century 21 contractual practices associated with amendments or financial settlements that result in franchisees signing waivers of claims asserted on their behalf as class members in the Cooper Litigation. Oral argument has been set for May 26, 2011. This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

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

Item 1A.	Risk Factors.

The Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors. The information presented below updates certain of those risk factors and should be read in conjunction with the risk factors and other information disclosed in the 2010 Form 10-K.

Texas insurance laws and regulations may delay or impede investors’ ability to purchase Convertible Notes and/or the underlying Common Stock.

The insurance laws and regulations of Texas, the jurisdiction in which our title insurance underwriter subsidiary, TRGC, is domiciled, generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Generally, any person acquiring beneficial ownership of 10% or more of our voting securities, including the Convertible Notes, the Class A Common Stock, or a combination thereof, would be presumed to have acquired indirect control of our title insurance underwriter subsidiary unless the Texas Department of Insurance upon application determines otherwise. Each of our insurance underwriters is also subject to a holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends.

Item 5.	Other Information.

On April 29, 2011, we amended the employment agreements we have with our Chief Financial Officer and the President and Chief Executive Officer of each of Realogy Franchise Group, NRT and Cartus Corporation. The amendments to each agreement provide for (1) an extended term ending on April 10, 2015, and (2) an annual base salary increase, effective April 1, 2011, and, in the case of our Chief Financial Officer and the President and Chief Executive Officer of each of NRT and Cartus Corporation, another annual base salary increase, effective January 1, 2012. A copy of each of the amendments is attached as an exhibit to this Form 10-Q and is incorporated herein by reference. The foregoing description of the amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the amendments.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY CORPORATION

Date: May 4, 2011	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and Chief Financial Officer

Date: May 4, 2011	/s/ Dea Benson
Dea Benson
Senior Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment to Employment Agreement dated April 29, 2011 between Realogy Corporation and Anthony E. Hull.

10.2	Amendment to Employment Agreement dated April 29, 2011 between Realogy Corporation and Alexander E. Perriello, III.

10.3	Amendment to Employment Agreement dated April 29, 2011 between Realogy Corporation and Bruce G. Zipf.

10.4	Amendment to Employment Agreement dated April 29, 2011 between Realogy Corporation and Kevin J. Kelleher.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.