Form 10-Q
period 2011-06-30
REALOGY CORP; Domus Holdings Corp
filed 2011-08-03
CIK 1355001, 1398987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Nos. 333-173250, 333-173254 and 333-148153

DOMUS HOLDINGS CORP.

REALOGY CORPORATION

(Exact name of registrants as specified in its charter)

Delaware	20-8050955 and 20-4381990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

One Campus Drive Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

(973) 407-2000

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 105,000 shares of Class A Common Stock, $0.01 par value, and 200,426,906 shares of Class B Common Stock, $0.01 par value, of Domus Holdings Corp. outstanding as of August 1, 2011. There were 100 shares of Common Stock, $0.01 par value, of Realogy Corporation outstanding as of August 1, 2011.

INTRODUCTORY NOTE

Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Domus Holdings Corp. (“Holdings”) and its consolidated subsidiaries, including Domus Intermediate Holdings Corp., a Delaware limited liability company (“Intermediate”) and Realogy Corporation, a Delaware corporation (“Realogy”). Holdings is not a party to the senior secured credit facility and certain references in this report to our consolidated indebtedness exclude Holdings with respect to indebtedness under the senior secured credit facility. In addition, while Holdings is a guarantor of Realogy’s obligations under the Unsecured Notes and the First and a Half Lien Notes, Holdings is not subject to the restrictive covenants in the agreements governing such indebtedness. Holdings, the indirect parent of Realogy, does not conduct any operations other than with respect to its indirect ownership of Realogy. Intermediate, the parent of Realogy, does not conduct any operations other than with respect to its ownership of Realogy. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

we have substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management VI, L.P. and the related financings (the “Merger Transactions”). In addition since the Merger Transactions, we have needed to incur additional debt in order to fund negative cash flows, principally due to the significant level of interest expense arising from our substantial leverage. As of June 30, 2011, our total debt (excluding the securitization obligations) was $7,133 million. The housing industry and economy have experienced significant declines since the time of the Merger Transactions that have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure and significant level of interest expense;

•

variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase. At June 30, 2011, $2,318 million of our total debt (excluding the securitization obligations and net of interest rate hedges) were at variable rates of interest. Were interest rates to increase 100 basis points (1% change in the interest rate) on our variable rate borrowings, our interest expense would increase by approximately $23 million;

•

under our senior secured credit facility, our senior secured leverage ratio of total senior secured net debt to trailing 12-month EBITDA, as those terms are defined in the senior secured credit facility, calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 4.75 to 1 on the last day of each fiscal quarter. For the twelve months ended June 30, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.38 to 1.0. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio;

•

if we experience an event of default under our senior secured credit facility, including but not limited to a failure to meet our cash interest obligations under such facility, or under our indentures or relocation securitization facilities, or a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio under such instruments, or other lack of liquidity caused by substantial leverage and the adverse conditions in the housing market, such an event would materially and adversely affect our financial condition, results of operations and business;

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

•	a lack of improvement in consumer confidence;

•	the impact of this recession or future recessions, slow economic growth and high levels of unemployment in the U.S. and abroad;

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

•

legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets, as well as, any impact of the April 2011 orders issued by U.S. regulators to 14 financial institutions requiring tighter processes and controls relating to foreclosures as well as any future related actions taken by Federal and state regulators;

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

•

seasonal fluctuations in the residential real estate brokerage business could adversely affect our business, financial condition and liquidity, particularly during periods in which we have significant fixed cash obligations;

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

Other factors not identified above, including those described under the headings “Forward-Looking Statements” and “Risk Factors” in our Final Prospectus dated June 16, 2011 covering the resale of the Realogy Corporation 11.00% Senior Subordinated Convertible Notes (the “Convertible Notes”) and the Class A Common Stock of Domus Holdings Corp. issuable upon conversion of the Convertible Notes (the “June 2011 Final Prospectus”), filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Domus Holdings Corp. and Realogy Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of Domus Holdings Corp. and its subsidiaries and Realogy Corporation and its subsidiaries as of June 30, 2011, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2011 and June 30, 2010 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and June 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, equity (deficit) and cash flows for the year then ended (not presented herein), and in our report dated April 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 3, 2011

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Gross commission income	$873	$941	$1,448	$1,529
Service revenue	192	185	356	321
Franchise fees	70	81	121	136
Other	44	46	85	86

Net revenues	1,179	1,253	2,010	2,072

Expenses
Commission and other agent-related costs	577	612	951	989
Operating	317	310	635	610
Marketing	54	50	97	96
General and administrative	56	57	127	135
Former parent legacy costs (benefit), net	(12)	(314)	(14)	(309)
Restructuring costs	3	4	5	10
Depreciation and amortization	47	49	93	99
Interest expense/(income), net	161	155	340	307
Loss on the early extinguishment of debt	—	—	36	—
Other (income)/expense, net	—	(3)	—	(6)

Total expenses	1,203	920	2,270	1,931

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(24)	333	(260)	141
Income tax expense	1	118	2	124
Equity in earnings of unconsolidated entities	(4)	(8)	(4)	(9)

Net income (loss)	(21)	223	(258)	26
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Net income (loss) attributable to Domus Holdings and Realogy	$(22)	$222	$(259)	$25

Earnings (loss) per share attributable to Domus Holdings:
Basic earnings (loss) per share:	$(0.11)	$1.11	$(1.29)	$0.12
Diluted earnings (loss) per share:	$(0.11)	$1.11	$(1.29)	$0.12

Domus Holdings weighted average common and common equivalent shares outstanding:
Basic:	200.4	200.4	200.4	200.3
Diluted:	200.4	200.4	200.4	200.3

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$154	$192
Trade receivables (net of allowance for doubtful accounts of $66 and $67)	149	114
Relocation receivables	428	386
Relocation properties held for sale	19	21
Deferred income taxes	68	76
Other current assets	104	109

Total current assets	922	898
Property and equipment, net	174	186
Goodwill	2,612	2,611
Trademarks	732	732
Franchise agreements, net	2,875	2,909
Other intangibles, net	461	478
Other non-current assets	204	215

Total assets	$7,980	$8,029

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$199	$203
Securitization obligations	328	331
Due to former parent	80	104
Revolving credit facilities and current portion of long-term debt	294	194
Accrued expenses and other current liabilities	519	525

Total current liabilities	1,420	1,357
Long-term debt	6,839	6,698
Deferred income taxes	880	883
Other non-current liabilities	157	163

Total liabilities	9,296	9,101

Commitments and contingencies (Notes 9 and 10)
Equity (deficit):
Domus Holdings common stock: $.01 par value; 4,450,000,000 shares authorized, 105,000 Class A shares outstanding, 200,426,906 Class B shares outstanding at June 30, 2011 and 200,430,906 Class B shares outstanding at December 31, 2010 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding)	2	2
Additional paid-in capital	2,028	2,024
Accumulated deficit	(3,329)	(3,070)
Accumulated other comprehensive loss	(18)	(30)

Total Holdings and Realogy stockholder’s deficit	(1,317)	(1,074)

Noncontrolling interests	1	2

Total equity (deficit)	(1,316)	(1,072)

Total liabilities and equity (deficit)	$7,980	$8,029

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income (loss)	$(258)	$26
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93	99
Deferred income taxes	(1)	120
Amortization of deferred financing costs and discount on unsecured notes	9	15
Loss on the early extinguishment of debt	36	—
Equity in (earnings) losses of unconsolidated entities	(4)	(9)
De-designation of cash flow interest rate swaps	17	—
Other adjustments to net loss	10	9
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(32)	(26)
Relocation receivables and advances	(41)	(29)
Relocation properties held for sale	2	24
Other assets	(8)	(7)
Accounts payable, accrued expenses and other liabilities	(1)	58
Due (to) from former parent	(23)	(311)
Other, net	7	(7)

Net cash used in operating activities	(194)	(38)

Investing Activities
Property and equipment additions	(25)	(21)
Net assets acquired (net of cash acquired) and acquisition-related payments	(4)	(2)
Net proceeds from sale of assets	—	5
Proceeds from (purchases of) certificates of deposits, net	9	(10)
Change in restricted cash	1	2
Other, net	(5)	—

Net cash used in investing activities	(24)	(26)

Financing Activities
Net change in revolving credit facilities	125	110
Proceeds from issuance of First and a Half Lien Notes	700	—
Proceeds from term loan extension	98	—
Repayments of term loan credit facility	(703)	(16)
Net change in securitization obligations	(4)	(13)
Debt issuance costs	(34)	—
Other, net	(3)	(7)

Net cash provided by financing activities	179	74

Effect of changes in exchange rates on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(38)	10
Cash and cash equivalents, beginning of period	192	255

Cash and cash equivalents, end of period	$154	$265

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$287	$274
Income tax payments (refunds), net	$2	$5

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions)

(Unaudited)

1.	BASIS OF PRESENTATION

Domus Holdings Corp., a Delaware corporation (“Holdings”) is a holding company for its wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”). Intermediate is a holding company for its wholly owned subsidiary, Realogy Corporation, a Delaware corporation (“Realogy”), and its subsidiaries (Holdings, Intermediate and Realogy and its subsidiaries being referred to herein collectively as the “Company”). Holdings derives all of its operating income and cash flows from Realogy and its subsidiaries.

Holdings was incorporated on December 14, 2006. On December 15, 2006, Holdings and its wholly owned subsidiary Domus Acquisition Corp., entered into an agreement and plan of merger (the “Merger”) with Realogy which was consummated on April 10, 2007 with Holdings becoming the indirect parent company of Realogy. Holdings is owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”) and members of the Company’s management. As of June 30, 2011, all of Realogy’s issued and outstanding common stock was currently owned by Intermediate, a direct wholly-owned subsidiary of Holdings.

Realogy is a global provider of real estate and relocation services. Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant’s business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services, including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.

Realogy incurred indebtedness in connection with the Merger which included borrowings under Realogy’s senior secured credit facility (the “Senior Secured Credit Facility”) and the issuance of unsecured notes. See Note 6, “Short and Long-Term Debt” for additional information on the indebtedness incurred related to the Merger and for additional information related to the senior secured leverage ratio that Realogy is required to maintain. An equity contribution to the Company of $2,001 million was also made by Apollo as well as members of Realogy’s management who purchased Holdings common stock with cash or through rollover equity. Realogy also refinanced the credit facilities covering the relocation securitization facilities (“the Securitization Facilities Refinancing”). The term “Merger Transactions” refer to, collectively, (1) the Merger, (2) the issuance of unsecured notes, (3) the initial borrowings under the Senior Secured Credit Facility, including the synthetic letter of credit facility, (4) the equity investment, and (5) the Securitization Facilities Refinancing.

The accompanying Condensed Consolidated Financial Statements include the financial statements of both Holdings and Realogy and these statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and the related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.

Holdings’ only asset is its investment in the common stock of Intermediate, and Intermediate’s only asset is its investment in the common stock of Realogy. Holdings’ only obligations are its guarantees of certain borrowings of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy’s consolidated financial statements. All issuances of Holdings’ equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy’s condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same. Total equity (deficit) for Holdings is equal to Realogy, however, the common stock and additional paid-in capital components are different by $2 million. Holdings has $2 million for the par value of common stock and $2 million less additional paid in capital as compared to Realogy. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy and Holdings’ financial position as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010.

As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2010 included in the June 2011 Final Prospectus.

Refinancing Transactions

In January and February 2011, the Company refinanced certain of its outstanding indebtedness by (1) consummating private debt exchange offers exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for its existing unsecured notes pursuant to which Realogy issued new unsecured notes due in 2017 and 2018 and convertible notes due in 2018 that are convertible at the holder’s option into Class A Common Stock of Holdings which has a par value of $0.01 per share (“Class A Common Stock”) (the “Debt Exchange Offering”), (2) amending and extending Realogy’s senior secured credit facility (the “Senior Secured Credit Facility Amendment”) which, among other things, extended the maturity of a significant portion of the first lien term loans and revolving commitments thereunder, and (3) issuing $700 million principal amount of 7.875% senior secured notes due in 2019 (the “First and a Half Lien Notes” and, together with the Debt Exchange Offering and the Senior Secured Credit Facility Amendment, the “Refinancing Transactions”), the net proceeds of which were used to prepay outstanding term loans under the Senior Secured Credit Facility. The Refinancing Transactions, among other things, reduced the Company’s total senior secured debt for purposes of calculating the financial covenant under the Senior Secured Credit Facility, which requires that Realogy maintain a senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA (as defined in Note 6, “Short and Long-Term Debt”), that may not exceed a maximum amount on the last day of each fiscal quarter. At June 30, 2011, the maximum permitted ratio was 4.75 to 1 and Realogy was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.38 to 1. See Note 6, “Short and Long-Term Debt” for additional information related to the Refinancing Transactions.

Amended and Restated Certificate of Incorporation

On January 5, 2011, in connection with the consummation of the Debt Exchange Offering, Holdings amended and restated its certificate of incorporation. Under its amended and restated certificate of incorporation, Holdings has the authority to issue up to 4,500,000,000 shares, of which Holdings has the authority to issue 4,200,000,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common Stock”), 250,000,000 shares of Class B Common Stock, $0.01 par value and 50,000,000 shares of Preferred Stock, $0.01 par value. Pursuant to Holdings’ amended and restated certificate of incorporation, the outstanding shares of common stock of Holdings were reclassified on a share-for-share basis into shares of Class B Common Stock, the voting of which is controlled by Apollo.

The Convertible Notes are convertible to shares of Class A Common Stock upon conversion. Each share of Class A Common Stock has one vote per share, and each share of Class B Common Stock has five votes per share. The Class B Common Stock will automatically convert into Class A Common Stock on a share-for-share basis once (i) Apollo converts all of the Convertible Notes it received in the Debt Exchange Offering into shares of Class A Common Stock or (ii) upon a Qualified Public Offering, provided that such conversion would not result in a change of control of Realogy under the Senior Secured Credit Facility or any of Realogy’s other debt arrangements.

Earnings (loss) per share attributable to Holdings:

Basic earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The Company was in a net loss position for the three and six months ended June 30, 2011 and therefore the impact of stock options, restricted stock and the three series of convertible notes were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive. The number of shares of common stock issuable under the stock options, restricted stock and the convertible notes that were excluded from the computation was 17 million, 0.1 million and 2,026 million, respectively.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the Swiss Franc, Canadian Dollar, British Pound and Euro. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2011, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $20 million. As of December 31, 2010, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $18 million.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $425 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $225 million, expires in July 2012 and the other swap, with a notional value of $200 million, expires in December 2012. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy. The derivatives were being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps was recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”) at December 31, 2010. Following the completion of the Refinancing Transactions, the Company was not able to maintain hedge effectiveness in accordance with the accounting guidance. As a result, the interest rate swaps were de-designated as cash flow hedging instruments and the fair value of $17 million was reclassified from AOCI and recognized in interest expense in the Condensed Consolidated Statements of Operations during the first quarter of 2011.

The fair value of derivative instruments was as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011 Fair Value	December 31, 2010 Fair Value
Interest rate swap contracts	Other non-current liabilities	$—	$17

Not Designated as Hedging Instruments
Interest rate swap contracts	Other non-current liabilities	$13	$—

The effect of derivative instruments on earnings was as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income			Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Interest rate swap contracts	$—	$3	Interest expense	$—	$(6)

	Gain or (Loss) Recognized in Other Comprehensive Income			Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate swap contracts	$—	$6	Interest expense	$(17)	$(13)

		Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Interest rate swap contracts	Interest expense	$2	$—
Foreign exchange contracts	Operating expense	$—	$1

		Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate swap contracts	Interest expense	$4	$—
Foreign exchange contracts	Operating expense	$(1)	$1

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

The following table summarizes fair value measurements by level at June 30, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$13	$13
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2

The following table summarizes fair value measurements by level at December 31, 2010 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2010	$17
Changes reflected in interest expense	(4)

Fair value at June 30, 2011	$13

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2011		December 31, 2010
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Secured Credit Facility:
Non-extended revolving credit facility	$79	$79	$—	$—
Extended revolving credit facility	101	101	—	—
Non-extended term loan facility	633	570	3,059	2,903
Extended term loan facility	1,822	1,567	—	—
First and a Half Lien Notes	700	697	—	—
Second Lien Loans	650	683	650	720
Other bank indebtedness	108	108	163	163
Existing Notes:
10.50% Senior Notes	64	65	1,688	1,656
11.00%/11.75% Senior Toggle Notes	52	52	468	449
12.375% Senior Subordinated Notes	187	175	864	806
Extended Maturity Notes:
11.50% Senior Notes	488	479	—	—
12.00% Senior Notes	129	132	—	—
13.375% Senior Subordinated Notes	10	12	—	—
11.00% Convertible Notes	2,110	2,160	—	—
Securitization obligations	328	328	331	331

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the six months ended June 30 2011 was $2 million. This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million was recognized for foreign and state income taxes for certain jurisdictions offset by a $7 million benefit due to the de-designation of the interest rate swaps.

Supplemental Cash Flow Information

In the second quarter of 2011 and 2010, pursuant to the terms of the Senior Toggle Notes, the Company elected to satisfy the interest payment obligation by issuing $3 million and $25 million, respectively, of Senior Toggle Notes which resulted in a non-cash transfer between accrued interest and long term debt.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended June 30, 2011 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $3 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension cost for the three months ended June 30, 2010 was less than $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets.

The net periodic pension cost for the six months ended June 30, 2011 was $2 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $5 million offset by a benefit of $3 million for the expected return on assets. The net periodic pension cost for the six months ended June 30, 2010 was $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $4 million offset by a benefit of $3 million for the expected return on assets.

Recently Issued Accounting Pronouncements

In June 2011, the FASB amended the guidance on comprehensive income to allow companies an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Companies are also required to present on the face of the financial statements reclassification adjustments between OCI and net income. The amendments do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income, nor do they change how earnings per share is calculated and presented. In addition, companies continue to have the option to present the OCI components net of tax or one amount reported for the tax effects of all OCI items. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The Company intends to adopt the amendments on January 1, 2012 and does not expect the adoption to have a significant impact on the consolidated financial statements.

In May 2011, the FASB amended the guidance on Fair Value Measurement that result in common measurement of fair value and disclosure requirements between U.S. GAAP and the International Financial Reporting Standards (“IFRS”). The amendments mainly change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company intends to adopt the amendments on January 1, 2012 and does not expect the adoption to have a significant impact on the consolidated financial statements.

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

2.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(21)	$223	$(258)	$26
Foreign currency translation adjustments	1	1	2	(1)
Change in fair value of interest rate hedges, net	—	1	—	3
Reclassification of interest rate hedges to interest expense, net(1)	—	—	10	—

Comprehensive income (loss)	(20)	225	(246)	28
Comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Total comprehensive income (loss)attributable to Holdings and Realogy	$(21)	$224	$(247)	$27

(1)	The interest rate swaps were being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps was recorded within AOCI at December 31, 2010. However, following the completion of the Refinancing Transactions in early 2011, the Company was not able to maintain hedge effectiveness. As a result, the interest rate swaps were de-designated and $10 million ($17 million excluding the tax impact of $7 million) was reclassified and recognized in interest expense in the Condensed Consolidated Statements of Operations. See Note 1, “Basis of Presentation” for additional information.

3.	ACQUISITIONS

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

2011 Acquisitions

During the six months ended June 30, 2011, the Company acquired seven real estate brokerage operations through its wholly-owned subsidiary, NRT, for total consideration of $2 million. These acquisitions resulted in goodwill of $1 million that was assigned to the Company Owned Brokerage Services segment.

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

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2010	$2,265	$780	$641	$397	$4,083
Accumulated impairment losses	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2010	1,556	622	360	73	2,611
Goodwill acquired	—	1	—	—	1

Balance at June 30, 2011	$1,556	$623	$360	$73	$2,612

Intangible assets are as follows:

	As of June 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements(a)	$2,019	$289	$1,730	$2,019	$255	$1,764
Unamortizable—Franchise agreement(b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$289	$2,875	$3,164	$255	$2,909

Unamortizable—Trademarks(c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements(d)	$45	$4	$41	$45	$3	$42
Amortizable—Customer relationships(e)	529	126	403	529	107	422
Amortizable—Pendings and listings(f)	—	—	—	2	1	1
Unamortizable—Title plant shares(g)	10	—	10	10	—	10
Amortizable—Other(h)	17	10	7	12	9	3

Total Other Intangibles	$601	$140	$461	$598	$120	$478

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(e)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships are being amortized over a period of 5 to 20 years.
(f)	Amortized over the estimated closing period of the underlying contracts (in most cases five months).
(g)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(h)	Generally amortized over periods ranging from 2 to 10 years.

Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Franchise agreements	$17	$17	$34	$34
Customer relationships	10	10	19	19
Other	1	—	3	—

Total	$28	$27	$56	$53

Based on the Company’s amortizable intangible assets as of June 30, 2011, the Company expects related amortization expense for the remainder of 2011, the four succeeding years and thereafter to approximate $55 million, $108 million, $105 million, $105 million, $95 million and $1,713 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	June 30, 2011	December 31, 2010
Accrued payroll and related employee costs	$65	$93
Accrued volume incentives	12	17
Accrued commissions	26	15
Restructuring accruals	27	36
Deferred income	76	76
Accrued interest	138	112
Relocation services home mortgage obligations	14	16
Other	161	160

	$519	$525

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	June 30, 2011	December 31, 2010
Senior Secured Credit Facility:
Non-extended revolving credit facility	$79	$—
Extended revolving credit facility	101	—
Non-extended term loan facility	633	3,059
Extended term loan facility	1,822	—
First and a Half Lien Notes	700	—
Second Lien Loans	650	650
Other bank indebtedness	108	163
Existing Notes:
10.50% Senior Notes	64	1,688
11.00%/11.75% Senior Toggle Notes	52	468
12.375% Senior Subordinated Notes	187	864
Extended Maturity Notes:
11.50% Senior Notes	488	—
12.00% Senior Notes	129	—
13.375% Senior Subordinated Notes	10	—
11.00% Convertible Notes	2,110	—
Securitization Obligations:
Apple Ridge Funding LLC	292	296
Cartus Financing Limited	36	35

	$7,461	$7,223

Refinancing Transactions

In January and February of 2011, Realogy completed a series of transactions, referred to herein as the Refinancing Transactions, to refinance both its secured and unsecured indebtedness.

Senior Secured Credit Facility

In connection with the closing of the Merger Transactions on April 10, 2007, Realogy entered into the Senior Secured Credit Facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility, which was utilized in connection with the incurrence of Second Lien Loans in 2009 described below.

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

The Senior Secured Credit Facility Amendment also provides for the incurrence of additional incremental term loans that are secured on a junior basis to the second lien loans in an aggregate amount not to exceed $350 million.

The extended term loans do not require any scheduled amortization of principal. The non-extended term loan facility will continue to provide for quarterly amortization payments totaling 1% per annum of the principal amount of the non-extended first lien term loans.

Interest rates with respect to term loans under the Senior Secured Credit Facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.0% (or with respect to the extended term loans, 4.25%) or (b) the higher of the Federal Funds Effective Rate plus 0.5% (or with respect to the extended term loans 1.75%) and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0% (or with respect to the extended term loans, 3.25%).

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

The Senior Secured Credit Facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is for: (1) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, on January 5, 2011, Realogy reduced the capacity of the synthetic letter of credit facility to $223 million. As of June 30, 2011, most of the capacity was being utilized by a $100 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.

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

The Company’s Senior Secured Credit Facility contains financial, affirmative and negative covenants and requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, the Company’s total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the Senior Secured Credit Facility), calculated on a “pro forma” basis pursuant to the Senior Secured Credit Facility, may not exceed 4.75 to 1. Total senior secured net debt does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on the Company’s assets, securitization obligations or the Unsecured Notes (as defined below). At June 30, 2011, the Company’s senior secured leverage ratio was 4.38 to 1. EBITDA, as defined in the Senior Secured Credit Facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant.

Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio during the next twelve months. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, the Company may be subject to additional pressure in maintaining compliance with its senior secured leverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the detailed covenant calculation.

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

Other Bank Indebtedness

During 2010, Realogy entered into five separate revolving U.S. credit facilities to borrow up to $155 million and an additional revolving U.K. credit facility to borrow up to £5 million. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the Senior Secured Credit Facility. The facilities have interest payments payable either monthly or quarterly and generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of December 31, 2010, Realogy borrowed $163 million under these facilities and in the beginning of 2011, repaid $55 million of the outstanding borrowings and terminated the borrowing capacity under these revolving credit facilities. As of June 30, 2011, Realogy had outstanding borrowings of $100 million under the U.S. credit facilities at a weighted average interest rate of 2.9% and $8 million under the U.K. credit facility at an interest rate of 2.5%.

On June 30, 2011, Realogy completed an amendment to one of the revolving U.S. credit facilities to increase the capacity from $50 million to $75 million and extend the facility through July 2012. Realogy borrowed the additional $25 million in July 2011.

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

On June 24, 2011, Realogy completed offers of exchange notes for Extended Maturity Notes issued in the Debt Exchange Offering. The term “exchange notes” refers to the 11.50% Senior Notes due 2017, the 12.00% Senior Notes due 2017 and the 13.375% Senior Subordinated Notes due 2018, all as registered under the Securities Act, pursuant to a Registration Statement on Form S-4 (File No. 333-173254 declared effective by the SEC on May 20, 2011). Each series of the exchange notes are substantially identical in all material respects to the Extended Maturity Notes of the applicable series issued in the Debt Exchange Offering (except that the new registered exchange notes do not contain terms with respect to additional interest or transfer restrictions). Unless the context otherwise requires, the term “Extended Maturity Notes” refers to the exchange notes.

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

On June 16, 2011, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-173250) of Holdings and Realogy, registering for resale the outstanding Convertible Notes and the Class A Common Stock of Holdings issuable upon conversion of the Convertible Notes. Offers and sales of the Convertible Notes and Class A Common Stock may be made by selling securityholders pursuant to the June 2011 Final Prospectus as amended or supplemented from time to time.

Loss on the early extinguishment of debt and write-off of deferred financing costs

As a result of the Refinancing Transactions, the Company recorded a loss on the extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the six months ended June 30, 2011.

Securitization Obligations

The Company has secured obligations through Apple Ridge Funding LLC, a securitization program with a five-year term which expires in April 2012. On May 13, 2011, the Company elected to reduce the capacity of the Apple Ridge securitization program from $500 million to $400 million.

In 2010, the Company, through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in the Company’s senior secured credit facility and the indentures governing the Unsecured Notes. The total amount outstanding on these facilities was $328 million at June 30, 2011.

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $412 million and $393 million of underlying relocation receivables and other related relocation assets at June 30, 2011 and December 31, 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $3 million for the three and six months ended June 30, 2011, respectively and $1 million and $3 million for the three and six months ended June 30, 2010, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 1.9% and 2.4% for the six months ended June 30, 2011 and 2010, respectively.

AVAILABLE CAPACITY

As of June 30, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility(1)	April 2013	$289	$79	$163
Extended revolving credit facility(1)	April 2016	363	101	203
Non-extended term loan facility	October 2013	633	633	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(2)	Various	133	108	25
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes	April 2014	52	52	—
12.375% Senior Subordinated Notes(3)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes(4)	April 2017	492	488	—
12.00% Senior Notes(5)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations:(6)
Apple Ridge Funding LLC	April 2012	400	292	108
Cartus Financing Limited(7)	Various	64	36	28

		$8,102	$7,461	$527

(1)	The available capacity under these facilities was reduced by $47 million and $59 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively at June 30, 2011.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the Senior Secured Credit Facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013.
(3)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(4)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $4 million.
(5)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

7.	RESTRUCTURING COSTS

2011 Restructuring Program

During the first six months of 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2011. As of June 30, 2011, the Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses and $1 million of personnel related expenses. The Title and Settlement Services segment recognized $1 million of facility and personnel related expenses. At June 30, 2011 $3 million remains as a liability.

2010 Restructuring Program

During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $10 million of restructuring expense in the first six months of 2010 and $21 million for the year ended December 31, 2010.

The table below shows restructuring expense by category and the corresponding payments and other reductions from inception to June 30, 2011:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions(a)	$5	$16	$1	$22
Cash payments and other reductions	(4)	(6)	(1)	(11)

Balance at December 31, 2010	1	10	—	11
Cash payments and other reductions	(1)	(5)	—	(6)

Balance at June 30, 2011	$—	$5	$—	$5

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

8.	STOCK-BASED COMPENSATION

Incentive Equity Awards Granted by Holdings

In connection with the closing of the Merger Transactions on April 10, 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, Holdings common stock may be issued to employees, consultants or directors of the Company or any of its subsidiaries. The stock options and restricted stock granted are either time vesting or performance based awards with an exercise price equal to the grant date fair price of the underlying shares and a contractual term of 10 years. The time vesting options are subject to ratable vesting over the requisite service period. The performance based options are “cliff” vested upon the achievement of certain internal rate of return (“IRR”) targets which are measured based upon distributions made to the stockholders of Holdings. The restricted stock was granted at the grant date fair value and has a three-year requisite service period with one-half “cliff” vesting after 18 months of service and one-half “cliff” vesting at the end of the three-year service period.

During the first six months of 2011, the Holdings Board granted 0.8 million of time vesting stock options and 0.1 million shares of time vesting restricted stock to senior management employees and an independent director of the Company, as well as 0.7 million of performance based stock options granted under the Phantom Value Plan (see discussion below). As of June 30, 2011, the total number of shares available for future grant was approximately 0.5 million shares.

The fair value of the time vesting options and Phantom Plan options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

	Time Vesting Options	Phantom Plan Options
Weighted average grant date fair value	$0.47	$0.46
Expected volatility	55.5%	61.5%
Expected term (years)	6.25	4.75
Risk-free interest rate	2.6%	2.0%
Dividend yield	—	—

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Time-vesting Options	Performance based Options	Restricted Stock
Outstanding at January 1, 2011	12.73	2.52	—
Granted	0.84	0.71	0.11
Exercised	—	—	—
Vested	—	—	—
Forfeited	(0.20)	—	—

Outstanding at June 30, 2011	13.37	3.23	0.11

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2011	1.55	$10.00	6.4 years	$—

As of June 30, 2011, there was approximately $9 million of unrecognized compensation cost related to the time vesting options and restricted stock under the Plan and $5 million of unrecognized compensation cost related to the performance based options. Unrecognized cost for the time vesting options and restricted stock will be recorded in future periods as compensation expense as the awards vest over the next four years with a weighted average period of approximately 2.2 years. The unrecognized cost for the performance based options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1 million and $3 million related to the incentive equity awards granted by Holdings for the three and six months ended June 30, 2011 and $1 million and $3 million related to the incentive equity awards granted by Holdings for the three and six months ended June 30, 2010.

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

Under the Phantom Value Plan, each participant is eligible to receive a payment with respect to an Incentive Award relating to the three series of Convertible Notes at such time and from time to time that Apollo receives cash upon the discharge or third-party sale of not less than $267 million of the aggregate principal amount of the Convertible Notes (the “Plan Notes”) (or on any non-cash consideration into which any series of Plan Notes may have been exchanged or converted). The payment with respect to a particular series of an Incentive Award would be an amount which bears the same ratio to the dollar amount of the Incentive Award relating to such series of the aggregate amount of cash received by Affiliate Holders bears to the aggregate principal amount of such series of Plan Notes held by Affiliate Holders on the date of grant of such Incentive Award. In addition, participants may be eligible to receive additional amounts based upon cash received by the Affiliate Holders pursuant to the terms of any non-cash consideration into which any such series of Plan Notes may have been exchanged or converted. Any cash payments made under the Phantom Value Plan will be recorded as compensation expense when Apollo receives cash upon the discharge or third-party sale of the Convertible Notes.

In the event that a payment is to be made with respect to an Incentive Award in conjunction with or subsequent to a qualified public offering of common stock of Realogy or its direct or indirect parent company, a participant may elect to receive stock in lieu of the cash payment in a number of unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due on such Incentive Award, plus a number of restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest, based on continued employment, on the first anniversary of issuance. Compensation expense for the restricted shares of common stock will be recorded over a one-year vesting period upon issuance, while compensation expense for the unrestricted shares of common stock will be recorded on the issuance date. In addition, Incentive Awards will be subject to acceleration and payment upon a change of control as specified in the Phantom Value Plan.

On each date the Affiliate Holders receive cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by Affiliate Holders on such date bears to the aggregate principal amount of the Plan Notes held by the Affiliate Holders on the date of grant of the Incentive Award. The stock option grants to Realogy’s CEO, however, would be limited to 50% of the foregoing stock option amount. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. As such, compensation expense will be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April 2011, Holdings issued approximately 0.7 million stock options under the Phantom Value Plan when Affiliate Holders received cash interest on the Plan Notes.

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

The due to former parent balance was $80 million and $104 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

In connection with these agreements, the Company recorded revenues of $2 million and $3 million for the three and six months ended June 30, 2011, respectively and $1 million and $3 million for the three and six months ended June 30, 2010, respectively. The Company recorded equity earnings of $3 million and $3 million for the three and six months ended June 30, 2011, respectively and $7 million and $8 million for the three and six months ended June 30, 2010, respectively. The Company received $12 million and $5 million in dividend distributions from PHH Home Loans during the six months ended June 30, 2011 and 2010, respectively.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended June 30, 2011 and 2010, the Company recognized revenue and expenses related to these transactions of less than $1 million in the aggregate in each period.

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

A case management order was entered on November 29, 2010 that includes, among other deadlines, a trial date of April 16, 2012. On December 20, 2010, the court held a status conference to address plaintiffs’ motion regarding notice to be issued to the class, the language of the notice, publication of the notice and how class members can opt out of the class. As directed by a court order, Century 21 has delivered to plaintiffs’ counsel and Rust Consulting, Inc. (the “Notice Administrator”) lists of the names and contact information for (1) franchisees that meet the class definition and (2) franchisees that would have met the class definition but for the fact that they signed a waiver of claims against Century 21. Pursuant to the court order, the Notice Administrator has advised us that the notice of pendency of the action was mailed to possible class members on March 4, 2011, and a summary of that notice has been published in various print and online media. Following many months of effort directed at class identification, the case has now moved to very active discovery on the merits. Motions were made seeking to enjoin certain Century 21 contractual practices associated with amendments or financial settlements that result in franchisees signing waivers of claims asserted on their behalf as class members in the Cooper Litigation. On June 3, 2011, the court denied these motions. Plaintiffs have filed a motion to extend discovery by 120 days and have filed a motion seeking to invalidate two categories of releases that we relied upon in excluding approximately 1,750 former franchisees from the class. Specifically, plaintiffs seek to include 250 franchisees who had signed term extension documents that the plaintiffs allege were obtained as a provision of a franchise renewal agreement. Plaintiffs also seek to include about 1,750 franchisees (including the aforementioned 250), alleging that they did not release claims against Cendant because the releases included the word “affiliate” rather than “parent” as a released party. We opposed these motions. At a hearing held on July 22, 2011, the court largely denied the motion to extend discovery and, following a hearing held on July 25, 2011, is reviewing the motion relating to the invalidation of certain releases. This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

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

At June 30, 2011, the due to former parent balance of $80 million was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

With respect to the residual legacy Cendant tax liabilities, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. Similarly, with respect to the Company’s tax liabilities, the Company believes there is appropriate support for positions taken on its own tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of tax audits are inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

Contingent Liability Letter of Credit

In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. In 2010, the Company entered into agreements with Avis Budget Group and Wyndham to reduce the letter of credit from $446 million to $123 million primarily due to Cendant’s IRS tax settlement for the taxable years 2003 through 2006 and other liability adjustments. On June 23, 2011, Realogy further reduced the letter of credit to $100 million. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

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

Escrow and Trust Deposits

As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently covered up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $388 million and $190 million at June 30, 2011 and December 31, 2010, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues(a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Real Estate Franchise Services	$160	$173	$278	$295
Company Owned Real Estate Brokerage Services	884	956	1,471	1,557
Relocation Services	110	106	197	182
Title and Settlement Services	90	86	173	151
Corporate and Other(b)	(65)	(68)	(109)	(113)

Total Company	$1,179	$1,253	$2,010	$2,072

(a)	Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $65 million and $109 million for the three and six months ended June 30, 2011, respectively, and $68 million and $113 million for the three and six months ended June 30, 2010, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $11 million and $18 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three and six months ended June 30, 2011, respectively, and $10 million and $17 million during the three and six months ended June 30, 2010, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended June 30,(a)		Six Months Ended June 30,(b)
	2011	2010	2011	2010
Real Estate Franchise Services	$97	$123	$159	$188
Company Owned Real Estate Brokerage Services	48	84	11	50
Relocation Services	32	27	42	31
Title and Settlement Services	12	11	14	6
Corporate and Other	(2)	299	(50)	280

Total Company	187	544	176	555
Less:
Depreciation and amortization	47	49	93	99
Interest expense, net	161	155	340	307
Income tax expense	1	118	2	124

Net income (loss) attributable to Realogy	$(22)	$222	$(259)	$25

(a)	Includes $3 million of restructuring costs offset by a net benefit of $12 million of former parent legacy items for the three months ended June 30, 2011, compared to $4 million of restructuring costs offset by a net benefit of $314 million of former parent legacy items primarily as a result of tax and other liability adjustments for the three months ended June 30, 2010.
(b)	Includes $5 million of restructuring costs and $36 million related to loss on the early extinguishment of debt, partially offset by a net benefit of $14 million of former parent legacy items for the six months ended June 30, 2011, compared to $10 million of restructuring costs offset by a net benefit of $309 million of former parent legacy items primarily as a result of tax and other liability adjustments for the six months ended June 30, 2010.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$873	$—	$—	$873
Service revenue	—	—	—	130	62	—	192
Franchise fees	—	—	—	70	—	—	70
Other	—	—	—	42	2	—	44

Net revenues	—	—	—	1,115	64	—	1,179
Expenses
Commission and other agent-related costs	—	—	—	577	—	—	577
Operating	—	—	—	273	44	—	317
Marketing	—	—	—	53	1	—	54
General and administrative	—	—	13	39	4	—	56
Former parent legacy costs (benefit), net	—	—	(12)	—	—	—	(12)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	3	44	—	—	47
Interest expense/(income), net	—	—	160	1	—	—	161
Intercompany transactions	—	—	1	(1)	—	—	—

Total expenses	—	—	165	989	49	—	1,203
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(165)	126	15	—	(24)
Income tax expense (benefit)	—	—	(50)	46	5	—	1
Equity in earnings of unconsolidated entities	—	—	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	22	22	(93)	(13)	—	62	—

Net income (loss)	(22)	(22)	(22)	93	14	(62)	(21)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)

Net income (loss) attributable to Holdings and Realogy	$(22)	$(22)	$(22)	$93	$13	$(62)	$(22)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$941	$—	$—	$941
Service revenue	—	—	—	134	51	—	185
Franchise fees	—	—	—	81	—	—	81
Other	—	—	—	45	1	—	46

Net revenues	—	—	—	1,201	52	—	1,253
Expenses
Commission and other agent-related costs	—	—	—	612	—	—	612
Operating	—	—	—	272	38	—	310
Marketing	—	—	—	50	—	—	50
General and administrative	—	—	15	39	3	—	57
Former parent legacy costs (benefit), net	—	—	(314)	—	—	—	(314)
Restructuring costs	—	—	—	4	—	—	4
Depreciation and amortization	—	—	1	47	1	—	49
Interest expense/(income), net	—	—	153	2	—	—	155
Other (income)/expense, net	—	—	—	(3)	—	—	(3)
Intercompany transactions	—	—	1	(1)	—	—	—

Total expenses	—	—	(144)	1,022	42	—	920
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	144	179	10	—	333
Income tax expense (benefit)	—	—	(180)	291	7	—	118
Equity in earnings of unconsolidated entities	—	—	—	—	(8)	—	(8)
Equity in (earnings) losses of subsidiaries	(222)	(222)	102	(10)	—	352	—

Net income (loss)	222	222	222	(102)	11	(352)	223
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)

Net income (loss) attributable to Holdings and Realogy	$222	$222	$222	$(102)	$10	$(352)	$222

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$1,448	$—	$—	$1,448
Service revenue	—	—	—	235	121	—	356
Franchise fees	—	—	—	121	—	—	121
Other	—	—	—	82	3	—	85

Net revenues	—	—	—	1,886	124	—	2,010
Expenses
Commission and other agent-related costs	—	—	—	951	—	—	951
Operating	—	—	—	547	88	—	635
Marketing	—	—	—	96	1	—	97
General and administrative	—	—	28	92	7	—	127
Former parent legacy costs (benefit), net	—	—	(14)	—	—	—	(14)
Restructuring costs	—	—	—	5	—	—	5
Depreciation and amortization	—	—	4	88	1	—	93
Interest expense/(income), net	—	—	337	3	—	—	340
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	2	(2)	—	—	—

Total expenses	—	—	393	1,780	97	—	2,270
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(393)	106	27	—	(260)
Income tax expense (benefit)	—	—	(45)	39	8	—	2
Equity in earnings of unconsolidated entities	—	—	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	259	259	(89)	(22)	—	(407)	—

Net income (loss)	(259)	(259)	(259)	89	23	407	(258)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)

Net income (loss) attributable to Holdings and Realogy	$(259)	$(259)	$(259)	$89	$22	$407	$(259)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$1,529	$—	$—	$1,529
Service revenue	—	—	—	228	93	—	321
Franchise fees	—	—	—	136	—	—	136
Other	—	—	—	84	2	—	86

Net revenues	—	—	—	1,977	95	—	2,072
Expenses
Commission and other agent-related costs	—	—	—	989	—	—	989
Operating	—	—	—	539	71	—	610
Marketing	—	—	—	95	1	—	96
General and administrative	—	—	30	100	5	—	135
Former parent legacy costs (benefit), net	—	—	(309)	—	—	—	(309)
Restructuring costs	—	—	—	10	—	—	10
Depreciation and amortization	—	—	3	95	1	—	99
Interest expense/(income), net	—	—	304	3	—	—	307
Other (income)/expense, net	—	—	(1)	(5)	—	—	(6)
Intercompany transactions	—	—	2	(2)	—	—	—

Total expenses	—	—	29	1,824	78	—	1,931
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(29)	153	17	—	141
Income tax expense (benefit)	—	—	(162)	276	10	—	124
Equity in earnings of unconsolidated entities	—	—	—	—	(9)	—	(9)
Equity in (earnings) losses of subsidiaries	(25)	(25)	108	(15)	—	(43)	—

Net income (loss)	25	25	25	(108)	16	43	26
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)

Net income (loss) attributable to Holdings and Realogy	$25	$25	$25	$(108)	$15	$43	$25

Condensed Consolidating Balance Sheet

As of June 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4	$80	$71	$(1)	$154
Trade receivables, net	—	—	—	106	43	—	149
Relocation receivables	—	—	—	23	405	—	428
Relocation properties held for sale	—	—	—	19	—	—	19
Deferred income taxes	—	—	7	63	(2)	—	68
Intercompany note receivable	—	—	—	32	19	(51)	—
Other current assets	—	—	12	70	22	—	104

Total current assets	—	—	23	393	558	(52)	922
Property and equipment, net	—	—	19	151	4	—	174
Goodwill	—	—	—	2,612	—	—	2,612
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,875	—	—	2,875
Other intangibles, net	—	—	—	461	—	—	461
Other non-current assets	—	—	77	84	43	—	204
Investment in subsidiaries	(1,316)	(1,316)	8,101	171	—	(5,640)	—

Total assets	$(1,316)	$(1,316)	$8,220	$7,479	$605	$(5,692)	$7,980

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$9	$177	$14	$(1)	$199
Securitization obligations	—	—	—	—	328	—	328
Intercompany note payable	—	—	—	19	32	(51)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facilities and current portion of long-term debt	—	—	236	50	8	—	294
Accrued expenses and other current liabilities	—	—	183	299	37	—	519
Intercompany payables	—	—	2,000	(1,998)	(2)	—	—

Total current liabilities	—	—	2,508	(1,453)	417	(52)	1,420

Long-term debt	—	—	6,839	—	—	—	6,839
Deferred income taxes	—	—	(617)	1,498	(1)	—	880
Other non-current liabilities	—	—	81	58	18	—	157
Intercompany liabilities	—	—	725	(725)	—	—	—

Total liabilities	—	—	9,536	(622)	434	(52)	9,296

Total equity (deficit)	(1,316)	(1,316)	(1,316)	8,101	171	(5,640)	(1,316)

Total liabilities and equity (deficit)	$(1,316)	$(1,316)	$8,220	$7,479	$605	$(5,692)	$7,980

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$69	$74	$51	$(2)	$192
Trade receivables, net	—	—	—	79	35	—	114
Relocation receivables	—	—	—	—	386	—	386
Relocation properties held for sale	—	—	—	21	—	—	21
Deferred income taxes	—	—	15	63	(2)	—	76
Intercompany note receivable	—	—	—	13	19	(32)	—
Other current assets	—	—	9	69	31	—	109

Total current assets	—	—	93	319	520	(34)	898
Property and equipment, net	—	—	21	162	3	—	186
Goodwill	—	—	—	2,611	—	—	2,611
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,909	—	—	2,909
Other intangibles, net	—	—	—	478	—	—	478
Other non-current assets	—	—	80	83	52	—	215
Investment in subsidiaries	(1,072)	(1,072)	8,014	152	—	(6,022)	—

Total assets	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$25	$168	$12	$(2)	$203
Securitization obligations	—	—	—	—	331	—	331
Intercompany note payable	—	—	—	19	13	(32)	—
Due to former parent	—	—	104	—	—	—	104
Revolving credit facilities and current portion of long-term debt	—	—	132	55	7	—	194
Accrued expenses and other current liabilities	—	—	178	316	31	—	525
Intercompany payables	—	—	1,949	(1,962)	13	—	—

Total current liabilities	—	—	2,388	(1,404)	407	(34)	1,357
Long-term debt	—	—	6,698	—	—	—	6,698
Deferred income taxes	—	—	(614)	1,497	—	—	883
Other non-current liabilities	—	—	86	61	16	—	163
Intercompany liabilities	—	—	722	(722)	—	—	—

Total liabilities	—	—	9,280	(568)	423	(34)	9,101

Total equity (deficit)	(1,072)	(1,072)	(1,072)	8,014	152	(6,022)	(1,072)

Total liabilities and equity (deficit)	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(347)	$142	$14	$(3)	$(194)

Investing activities
Property and equipment additions	—	—	(2)	(22)	(1)	—	(25)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Proceeds from (purchases of) certificates of deposits, net	—	—	—	—	9	—	9
Change in restricted cash	—	—	—	—	1	—	1
Intercompany note receivable	—	—	—	(18)	—	18	—
Other, net	—	—	—	(5)	—	—	(5)

Net cash provided by (used in) investing activities	—	—	(2)	(49)	9	18	(24)
Financing activities
Net change in revolving credit facility	—	—	130	(5)	—	—	125
Proceeds from issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Proceeds from term loan extension	—	—	98	—	—	—	98
Repayments made for term loan facility	—	—	(703)	—	—	—	(703)
Net change in securitization obligations	—	—	—	—	(4)	—	(4)
Debt issuance costs	—	—	(34)	—	—	—	(34)
Intercompany dividend	—	—	—	—	(4)	4	—
Intercompany note payable	—	—	—	—	18	(18)	—
Intercompany transactions	—	—	94	(77)	(17)	—	—
Other, net	—	—	(1)	(5)	3	—	(3)

Net cash provided by (used in) financing activities	—	—	284	(87)	(4)	(14)	179

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1

Net decrease in cash and cash equivalents	—	—	(65)	6	20	1	(38)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192

Cash and cash equivalents, end of period	$—	$—	$4	$80	$71	$(1)	$154

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(294)	$250	$8	$(2)	$(38)

Investing activities
Property and equipment additions	—	—	(2)	(18)	(1)	—	(21)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(2)	—	—	(2)
Net proceeds from sale of assets	—	—	—	5	—	—	5
Purchases of certificates of deposits, net	—	—	—	—	(10)	—	(10)
Change in restricted cash	—	—	—	—	2	—	2
Intercompany note receivable	—	—	—	(26)	—	26	—
Other, net	—	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	(2)	(41)	(9)	26	(26)
Financing activities
Net change in revolving credit facility	—	—	75	35	—	—	110
Repayments made for term loan facility	—	—	(16)	—	—	—	(16)
Net change in securitization obligations	—	—	—	—	(13)	—	(13)
Intercompany dividend	—	—	—	—	(5)	5	—
Intercompany note payable	—	—	—	—	26	(26)	—
Intercompany transactions	—	—	202	(192)	(10)	—	—
Other, net	—	—	(1)	(4)	(2)	—	(7)

Net cash provided by (used in) financing activities	—	—	260	(161)	(4)	(21)	74

Net (decrease) increase in cash and cash equivalents	—	—	(36)	48	(5)	3	10
Cash and cash equivalents, beginning of period	—	—	194	24	42	(5)	255

Cash and cash equivalents, end of period	$—	$—	$158	$72	$37	$(2)	$265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated and Combined Financial Statements and accompanying Notes included in the June 2011 Final Prospectus. Unless otherwise noted, all dollar amounts in tables are in millions. Holdings, the indirect parent of Realogy, does not conduct any operations other than with respect to its indirect ownership of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy’s consolidated financial statements. All issuances of Holdings’ equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy’s condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this report and “Forward-Looking Statements” and “Risk Factors” in our June 2011 Final Prospectus for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2011, we had approximately 14,400 franchised and company owned offices and 256,000 independent sales associates operating under our brands in the U.S. and 99 other countries and territories around the world, which included approximately 740 of our company owned and operated brokerage offices with approximately 43,300 independent sales associates.

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

July 2006 Separation from Cendant

Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant’s business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services, including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.

Before the Separation, Realogy entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for Realogy’s relationships with Cendant and Cendant’s other businesses after the Separation. These agreements govern the relationships among Realogy, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provided for the allocation among Realogy, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to the Separation.

April 2007 Merger Agreement with Affiliates of Apollo

On December 15, 2006, Realogy entered into an agreement and plan of merger with Domus Holdings Corp. (“Holdings”) and Domus Acquisition Corp. which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Global Management, LLC. Under the merger agreement, Holdings acquired the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with and into Realogy, with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by Intermediate, which is a direct wholly owned subsidiary of Holdings.

Realogy incurred substantial indebtedness in connection with the Merger, the aggregate proceeds of which were used to pay the aggregate merger consideration, repay a portion of Realogy’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, Realogy entered into the Senior Secured Credit Facility, issued unsecured notes and refinanced the credit facilities governing Realogy’s relocation securitization programs (the Merger and the related financing transactions being referred to as the “Merger Transactions”). In addition, investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P. or one of its affiliates (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”), as well as members of management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to Realogy to complete the Merger Transactions, which was treated as a contribution to Realogy’s equity. Holdings common stock is currently owned or controlled solely by Apollo, although others parties own Convertible Notes that may be converted into Holdings common stock.

Refinancing Transactions

In January and February of 2011, Realogy completed a series of transactions, referred to herein as the Refinancing Transactions, to refinance both its secured and unsecured indebtedness. The Refinancing Transactions, among other things, have:

•	extended the maturities on more than 90% of Realogy’s Existing Notes by at least three years;

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

Our annual cash interest will increase as a result of the Refinancing Transactions due to an increase in interest expense under our Senior Secured Credit Facility as well as an increase in the interest rate on the $700 million of First and a Half Lien Notes compared to the first lien secured debt . For additional information related to the Refinancing Transactions, see “Financial Condition, Liquidity and Capital Resources—Financial Obligations”.

Industry Trends

Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth over several decades, it has been in a significant and prolonged downturn, which initially began in the second half of 2005. Based upon data published by the National Association of Realtors (“NAR”) from 2005 to 2010, the number of annual U.S. existing homesale units has declined by 31% and the median price has declined by 21%.

In response to the housing downturn, the U.S. government implemented certain actions during the past several years to assist in the stabilization and/or recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding of approximately $165 billion to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010 and completion by September 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates (the first phase which ended on March 31, 2010 and the second phase which ended on June 30, 2011); (4) the continuation of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans through September 30, 2011 when they are set to expire; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, as well as, encouraging lenders through government financial incentives to modify loan terms with borrowers at risk of foreclosure or already in foreclosure. The residential real estate market has benefited from these government actions.

During the second half of 2009, homesale transactions increased on a year-over-year basis due in part to modest economic growth, an improvement in the stock market from its March 2009 lows, gradually improving consumer confidence (although it remained at relatively low levels) and the effect of government stimulus including the homebuyer tax credit and monetary policies. The increase in homesale transactions continued in the first half of 2010 and was positively impacted by the extension of the federal homebuyer tax credit, historically low mortgage rates and a high housing affordability index. After June 30, 2010, we saw a substantial decrease in consumer buying activity, particularly in the low and moderate price ranges. We believe this was due to the pull-forward of activity from the third quarter of 2010 into the second quarter and continuing economic uncertainty, high unemployment and relatively low levels of consumer confidence. These factors adversely impacted our results in both the third and fourth quarters of 2010.

Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market, thereby partially mitigating the rate of sales volume decline. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from an annual average of 6.0% in 2008 to an annual average of 4.7% in 2010. Offsetting some of the favorable impact of lower interest rates are conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets.

According to NAR, the inventory of existing homes for sale is 3.8 million homes at June 2011 compared to 3.6 million homes at December 2010. The June 2011 inventory level represents a seasonally adjusted 9.5 months supply which is up from 8.2 months supply as of December 2010. The supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

Recent Legislative and Regulatory Matters

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, disrupt mortgage availability, increase down payment requirements, increase mortgage costs and result in potential litigation for housing market participants.

Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Substantial reduction in, or the elimination of, GSE demand for mortgage loans by reducing qualifying mortgages could have a material adverse effect on the mortgage industry and the housing industry in general and these provisions may reduce the availability of mortgages to certain individuals.

Potential Reform of U.S. Housing Finance Market and Potential Wind-down of Freddie Mac and Fannie Mae. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Numerous pieces of legislation seeking various types of reform for the GSEs have been introduced recently in Congress. Two significant questions that need to be addressed in any such reform are: (1) will banks and other private sources of capital be able to fill homebuyers’ needs as the government seeks to pull back some of the housing mortgage market support and (2) will these other sources of capital be available at rates which are reasonably attractive to potential homebuyers. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, either of which could have a materially adverse affect on the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken.

Potential Downgrade of U.S. Triple-A Rating. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next decade. Notwithstanding the passage of this legislation, a risk remains that Moody’s and/or Standard & Poor’s could reduce the U.S. triple-A debt ratings if the legislation is not deemed sufficient to address the country’s growing debt burden. If the triple-A rating is reduced, it could raise borrowing costs for Americans and adversely impact the mortgage and housing markets.

Mortgage Interest Deduction. Certain lawmakers are looking into a variety of tax law changes in order to achieve additional tax revenues and reduce the federal deficit. One possible change would reduce the amount taxpayers would be allowed to deduct for home mortgage interest and possibly limit the deduction to one’s primary residence. Any reduction in the mortgage interest deduction could have an adverse effect on the housing market by reducing incentives for buying or refinancing homes and could negatively affect property values.

***

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing household formation, interest rate trends and locally based dynamics such as employment levels and housing demand relative to housing supply. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	lower unit sales, due to the reluctance of first time homebuyers to purchase a home and move-up buyers having limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•	legislative or regulatory reform, including but not limited to reform that materially adversely impacts the financing of the U.S. housing market.

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

Homesales

There was an unusual pattern of activity in 2010 which creates atypical year over year quarterly comparisons in 2011. The number of homesale transactions in the second quarter of 2010 was positively impacted as a result of the homebuyer tax credit and, as a result, the second quarter of 2011 does not present a positive comparison. In addition, we believe the third quarter and fourth quarter of 2010 were weak which we believe was due to the pull-forward of sales into the second quarter due to the expiration of the 2010 tax credit combined with continued weak economic conditions and high unemployment. Therefore, we expect the year over year quarterly comparisons in the second half of 2011 to improve. This is consistent with NAR and Fannie Mae’s forecasts.

		2011 vs. 2010
	Full Year 2010 vs. 2009	First Quarter	Second Quarter	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2011 vs. 2010 Forecast
Number of Homesales
Industry
NAR(a)	(5%)	(1%)	(13%)	18%	7%	2%
Fannie Mae(a)	(5%)	(1%)	(12%)	23%	11%	4%
Realogy
Real Estate Franchise Services	(6%)	(4%)	(13%)
Company Owned Real Estate Brokerage Services	(7%)	(3%)	(13%)

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

Existing homesale transactions were reported by NAR to be 4.9 million homes for 2010 compared to 5.2 million homes in 2009. NAR estimates that existing homesale transactions will increase to 5.0 million for 2011 reflecting a 2% increase in homesale transactions compared to 2010.

As of their most recent releases, NAR and Fannie Mae are forecasting an increase of 6% and 8%, respectively, in existing homesale transactions for 2012 compared to 2011.

Homesale Price

In 2010, the percentage increase in the average price of homes brokered by our franchisees and company owned offices significantly outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve as well as a greater impact from increased activity in the mid and higher price point areas and less REO activity in our company owned offices compared to the prior year. In its most recent release on second quarter 2011 homesale activity, NAR reported median home price declines of 3% in the second quarter of 2011 compared to that same period in 2010. We believe the continued drop in median price on a national basis is due to the high level of distressed sales. NAR reported that distressed sales accounted for a 35% market share for the six months ended June 2011 compared to a 33% market share for the six months ended June 2010. Realogy’s results for 2010 and the first half of 2011 continued to outperform the broader market for the reasons mentioned above as it relates to average sales price, NRT average homesales price was up 3% and RFG average homesales price was up 2% in the first six months of 2011. For the full year 2011, NAR and Fannie Mae are forecasting median price to be down compared to 2010 with a decrease of 2% and 4%, respectively, again reflecting the impact of distressed sales activity on the residential real estate market as a whole.

		2011 vs. 2010
	Full Year 2010 vs. 2009	First Quarter	Second Quarter	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2011 vs. 2010 Forecast
Homesales Price
Industry (median)
NAR(a)	—%	(5%)	(3%)	(1%)	1%	(2%)
Fannie Mae(a)	—%	(5%)	(4%)	(4%)	(3%)	(4%)
Realogy (average)
Real Estate Franchise Services	4%	3%	2%
Company Owned Real Estate Brokerage Services	11%	(1%)	5%

(a)	Existing homesale price data is as of the most recent NAR and Fannie Mae press release.

As of their most recent releases, NAR is forecasting an increase of 2% in median homesale prices for 2012 compared to 2011, while Fannie Mae is forecasting a decrease of 1% in median homesale prices for 2012 compared to 2011.

***

While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR data is subject to periodic review and revision. NAR has recently issued a press release disclosing that it is engaged in a review of its sampling and methodology processes with respect to existing homesale data to ensure accuracy. NAR expects to issue preliminary data based on this review in August that will result in a downward revision to sales volume but they expect that these revisions will not affect median prices and there will be no notable change to NAR’s previous characterizations of the market in terms of sales trends or monthly percentage changes. These revisions will have no impact on our reported financial results or key business driver information. While we believe that the industry data presented herein are derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone. We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period may materially differ.

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines which began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index improved to 174 for 2010 compared to 169 for 2009 and 138 for 2008. The May 2011 index of 183 increased from the 2010 index and the overall improvement in this index could favorably impact a housing recovery.

Other Factors

Due to the prolonged downturn in the residential real estate market, certain franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact reported transaction volumes in the future. Due to the factors noted above, we significantly increased our bad debt and note reserves in prior years and continue to actively monitor the collectability of receivables and notes from our franchisees.

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

Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through the second quarter of 2011, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

The following table presents our drivers for the three and six months ended June 30, 2011 and 2010. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Real Estate Franchise Services(a)
Closed homesale sides	251,045	288,479	(13%)	435,688	481,820	(10%)
Average homesale price	$202,045	$197,637	2%	$198,513	$193,962	2%
Average homesale broker commission rate	2.55%	2.54%	1bps	2.55%	2.54%	1bps
Net effective royalty rate	4.83%	5.04%	(21bps)	4.85%	5.04%	(19bps)
Royalty per side	$258	$261	(1%)	$255	$258	(1%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	73,061	83,583	(13%)	124,261	136,115	(9%)
Average homesale price	$445,550	$424,442	5%	$432,618	$421,872	3%
Average homesale broker commission rate	2.49%	2.49%	— bps	2.49%	2.49%	— bps
Gross commission income per side	$11,931	$11,247	6%	$11,625	$11,214	4%

Relocation Services
Initiations	46,433	46,189	1%	81,541	78,618	4%
Referrals	20,282	21,770	(7%)	33,095	33,879	(2%)

Title and Settlement Services
Purchase title and closing units	26,219	30,133	(13%)	45,190	50,080	(10%)
Refinance title and closing units	10,840	10,378	4%	27,666	22,313	24%
Average price per closing unit	$1,525	$1,472	4%	$1,457	$1,419	3%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Our consolidated results comprised the following:

	Three Months Ended June 30,
	2011	2010	Change
Net revenues	$1,179	$1,253	$(74)
Total expenses(1)	1,203	920	283

Net income (loss) before income taxes, equity in earnings and noncontrolling interests	(24)	333	(357)
Income tax expense	1	118	(117)
Equity in earnings of unconsolidated entities	(4)	(8)	4

Net income (loss)	(21)	223	(244)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—

Net income (loss) attributable to Holdings and Realogy	$(22)	$222	$(244)

(1)	Total expenses for the three months ended June 30, 2011 include $3 million of restructuring costs offset by a net benefit of $12 million of former parent legacy items. Total expenses for the three months ended June 30, 2010 include $4 million of restructuring costs, offset by a net benefit of $314 million of former parent legacy items primarily as a result of tax and other liability adjustments.

Net revenues decreased $74 million (6%) for the second quarter of 2011 compared with the second quarter of 2010 principally due to decreases in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment as a result of the absence of the homebuyer tax credit in 2011 and general economic conditions, partially offset by an increase in revenues for the Title and Settlement Services segment due to higher refinance and title insurance premiums and the Relocation Services segment due to volume increases.

Total expenses increased $283 million (31%) primarily due to a net benefit of $314 million of parent legacy items as a result of tax and other liability adjustments which occurred in the second quarter of 2010 compared to a net benefit of $12 million of former parent legacy items during the same period in 2011. Absent the impact of former parent legacy items, total expenses decreased $19 million which was primarily driven by a $35 million decrease in commission expenses paid to real estate agents due to a decrease in homesale transaction volume, partially offset by a $7 million increase in operating expenses related to volume increases in the Title and Settlement Services segment and a $6 million increase in interest expense as a result of the Refinancing Transactions.

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the three months ended June 30, 2011 was $1 million, related to foreign and state income taxes for certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30:

	Revenues			EBITDA(b)			Margin
	2011	2010	% Change	2011	2010	% Change	2011	2010	Change
Real Estate Franchise Services	$160	$173	(8%)	$97	$123	(21%)	61%	71%	(10)
Company Owned Real Estate Brokerage Services	884	956	(8)	48	84	(43)	5	9	(4)
Relocation Services	110	106	4	32	27	19	29	25	4
Title and Settlement Services	90	86	5	12	11	9	13	13	—
Corporate and Other(a)	(65)	(68)	*	(2)	299	*

Total Company	$1,179	$1,253	(6%)	$187	$544	(66%)	16%	43%	(27)

Less: Depreciation and amortization				47	49
Interest expense, net				161	155
Income tax expense				1	118

Net income (loss) attributable to Holdings and Realogy				$(22)	$222

*	not meaningful
(a)	Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $65 million and $68 million during the three months ended June 30, 2011 and 2010, respectively and unallocated corporate overhead.
(b)	Includes $3 million of restructuring costs offset by a net benefit of $12 million of former parent legacy items for the three months ended June 30, 2011, compared to $4 million of restructuring costs offset by a net benefit of $314 million of former parent legacy items primarily as a result of tax and other liability adjustments for the three months ended June 30, 2010.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 27 percentage points for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to a net benefit of $314 million of former parent legacy items resulting from tax and other liability adjustments in the second quarter of 2010 compared to a net benefit of $12 million of former parent legacy items for the same period in 2011. In addition, there was a decrease in EBITDA at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment due to lower homesale transaction volume which was partially offset by an improvement in EBITDA for the Relocation Services segment due to volume increases.

On a segment basis, the Real Estate Franchise Services segment margin decreased 10 percentage points to 61% from 71% in the comparable prior period due to a decrease in the number of homesale transactions, a decrease in the net effective royalty rate and an increase in bad debt and note reserves expense, partially offset by the impact of an increase in average homesale price. The Company Owned Real Estate Brokerage Services segment margin decreased 4 percentage points to 5% from 9% in the comparable prior period due to a decrease in the number of homesale transactions and a decrease in equity earnings related to our investment in PHH Home Loans, partially offset by an increase in the average homesale price and lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin increased 4 percentage points to 29% from 25% in the comparable prior period primarily due to volume increases. The Title and Settlement Services segment margin remained consistent at 13%.

The Corporate and Other EBITDA for the three months ended June 30, 2011 decreased $301 million to a negative $2 million primarily due to a net benefit of $314 million of former parent legacy items resulting from tax and other liability adjustments in the second quarter of 2010 compared to a net benefit of $12 million of former parent legacy items for the same period in 2011.

Real Estate Franchise Services

Revenues decreased $13 million to $160 million and EBITDA decreased $26 million to $97 million for the three months ended June 30, 2011 compared with the same period in 2010.

The decrease in revenue was driven by an $11 million decrease in third-party domestic franchisee royalty revenue due to:

•	a 13% decrease in the number of homesale transactions;

•	a lower net effective royalty rate as our larger affiliates are achieving higher volume levels: and

•	an increase in Sotheby’s International Realty volume which is at a lower net effective royalty rate.

These decreases were partially offset by a 2% increase in the average homesale price primarily driven by Sotheby’s International Realty.

The decrease in revenue was also attributable to a $5 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $59 million and $64 million during the second quarter of 2011 and 2010, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services segment. In addition, marketing revenue and related marketing expenses increased $4 million, respectively, compared to the same period in 2010.

The decrease in EBITDA was principally due to the decrease in revenues discussed above, an increase in bad debt and note reserves expense of $5 million compared to the same period in the prior year, a $4 million increase in legal expenses primarily due to a reversal of litigation accruals in connection with a favorable outcome and an insurance reimbursement in the second quarter of 2010 and incremental expenses of $2 million related to international business conferences for all of our brands in 2011.

Company Owned Real Estate Brokerage Services

Revenues decreased $72 million to $884 million and EBITDA decreased $36 million to $48 million for the three months ended June 30, 2011 compared with the same period in 2010.

The decrease in revenues, excluding REO revenues, of $69 million was due to decreased commission income earned on homesale transactions which was primarily driven by a 13% decrease in the number of homesale transactions, partially offset by a 5% increase in the average price of homes sold. We believe the 13% decrease in homesale transactions and 5% increase in the average price of homes sold is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $3 million to $7 million for the three months ended June 30, 2011 compared to the same period in 2010 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA decreased $36 million due to the decrease in revenues discussed above, as well as, $5 million of additional operating costs related to late 2010 acquisitions and a $4 million decrease in equity earnings related to our investment in PHH Home Loans, partially offset by a $35 million decrease in commission expenses paid to real estate agents as a result of the decrease in revenues and an $11 million decrease in operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs.

Relocation Services

Revenues increased $4 million to $110 million and EBITDA increased $5 million to $32 million for the three months ended June 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by $6 million of incremental international revenue due to increased transaction volume, partially offset by a $1 million decrease in referral fee revenue.

EBITDA increased $5 million as a result of the increase in revenues discussed above and $2 million related to favorable foreign exchange rate movement in the second quarter of 2011 compared to the second quarter of 2010.

Title and Settlement Services

Revenues increased $4 million to $90 million and EBITDA increased $1 million to $12 million for the three months ended June 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by a $6 million increase in underwriter revenue and a $2 million increase in volume from refinancing transactions, partially offset by a $4 million decrease in resale volume. EBITDA increased $1 million as a result of the increase in revenues discussed above partially offset by a net increase of $3 million in variable operating costs as a result of the revenue volume changes noted above.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Our consolidated results comprised the following:

	Six Months Ended June 30,
	2011	2010	Change
Net revenues	$2,010	$2,072	$(62)
Total expenses(1)	2,270	1,931	339

Net income (loss) before income taxes, equity in earnings and noncontrolling interests	(260)	141	(401)
Income tax expense	2	124	(122)
Equity in earnings of unconsolidated entities	(4)	(9)	5

Net income (loss)	(258)	26	(284)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—

Net income (loss) attributable to Holdings and Realogy	$(259)	$25	$(284)

(1)	Total expenses for the six months ended June 30, 2011 include $5 million of restructuring costs and $60 million related to the Refinancing Transactions, partially offset by a net benefit of $14 million of former parent legacy items. Total expenses for the six months ended June 30, 2010 include $10 million of restructuring costs offset by a net benefit of $309 million of former parent legacy benefits primarily as a result of tax and other liability adjustments.

Net revenues decreased $62 million (3%) for the first half of 2011 compared with the first half of 2010 principally due to decreases in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment as a result of the absence of the homebuyer tax credit in 2011, partially offset by an increase in revenues for the Title and Settlement Services segment due to higher refinance and title insurance premiums and the Relocation Services segment due to volume increases.

Total expenses increased $339 million (18%) primarily due to:

•

The absence of a net benefit of $309 million of parent legacy items as a result of tax and other liability adjustments which occurred in the first half of 2010 compared to a net benefit of $14 million of former parent legacy items in the first half of 2011;

•

the impact of the Refinancing Transactions which resulted in a $36 million loss on the early extinguishment of debt as well as an increase in interest expense of $17 million as a result of the de-designation of interest rate swaps and $7 million due to the write-off of financing costs; and

•

an $18 million increase in operating, marketing and general and administrative expenses primarily due to an increase in operating costs as a result of volume increases in the Title and Settlement Services segment and the Relocation Services segment.

partially offset by:

•	a $38 million decrease in commission expenses paid to real estate agents due to a decrease in homesale transaction volume.

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the six months ended June 30, 2011 was $2 million. This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million was recognized for foreign and state income taxes for certain jurisdictions offset by a $7 million benefit due to the de-designation of the interest rate swaps.

Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA(b)			Margin
	2011	2010	% Change	2011	2010	% Change	2011	2010	Change
Real Estate Franchise Services	$278	$295	(6%)	$159	$188	(15%)	57%	64%	(7)
Company Owned Real Estate Brokerage Services	1,471	1,557	(6)	11	50	(78)	1	3	(2)
Relocation Services	197	182	8	42	31	35	21	17	4
Title and Settlement Services	173	151	15	14	6	133	8	4	4
Corporate and Other(a)	(109)	(113)	*	(50)	280	*

Total Company	$2,010	$2,072	(3%)	$176	$555	(68%)	9%	27%	(18)

Less: Depreciation and amortization				93	99
Interest expense, net(c)				340	307
Income tax expense				2	124

Net income (loss) attributable to Holdings and Realogy				$(259)	$25

*	not meaningful
(a)	Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $109 million and $113 million during the six months ended June 30, 2011 and 2010, respectively, and unallocated corporate overhead.
(b)

Includes $5 million of restructuring costs and $36 million loss on the early extinguishment of debt, partially offset by a net benefit of $14 million of former parent legacy items for the six months ended June 30, 2011, compared to $10 million of restructuring costs, offset by a net benefit of $309 million of former parent legacy items primarily as a result of tax and other liability adjustments for the six months ended June 30, 2010.
(c)	Includes $33 million of higher interest expense in 2011, due to the de-designation of interest rate swaps and write-off of deferred financing costs and an increase in the interest rate on a portion of our indebtedness as a result of the Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 18 percentage points for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to a net benefit of $309 million of former parent legacy items resulting from tax and other liability adjustments in the first half of 2010 compared to a net benefit of $14 million of former parent legacy items for the same period in 2011. In addition, there was a decrease in EBITDA due to a $36 million loss on the early extinguishment of debt as well as a decrease in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment, partially offset by an improvement in EBITDA for the Relocation Services segment due to volume increases.

On a segment basis, the Real Estate Franchise Services segment margin decreased 7 percentage points to 57% from 64% in the comparable prior period due to a decrease in the number of homesale transactions, a decrease in the net effective royalty rate and an increase in bad debt and note reserves expense, partially offset by an increase in average homesale price. The Company Owned Real Estate Brokerage Services segment margin decreased 2 percentage points to 1% from 3% in the comparable prior period due to a decrease in the number of homesale transactions and a decrease in equity earnings related to our investment in PHH Home Loans, partially offset by an increase in the average homesale price and lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin increased 4 percentage points to 21% from 17% in the comparable prior period primarily due to volume increases. The Title and Settlement Services segment margin increased 4 percentage points to 8% from 4% in the prior period due to higher refinance and underwriter transaction volume.

The Corporate and Other EBITDA for the six months ended June 30, 2011 decreased $330 million to negative $50 million primarily due to a net benefit of $309 million in 2010 of former parent legacy items resulting from tax and other liability adjustments compared to a net benefit of $14 million in 2011 from former parent legacy items for the same comparable period and a $36 million loss on the early extinguishment of debt as a result of the Refinancing Transactions.

Real Estate Franchise Services

Revenues decreased $17 million to $278 million and EBITDA decreased $29 million to $159 million for the six months ended June 30, 2011 compared with the same period in 2010.

The decrease in revenue was driven by a $13 million decrease in third-party domestic franchisee royalty revenue due to:

•	a 10% decrease in the number of homesale transactions;

•	a lower net effective royalty rate as our larger affiliates are achieving higher volume levels; and

•	an increase in Sotheby’s International Realty volume which is at a lower net effective royalty rate.

These decreases were partially offset by a 2% increase in the average homesale price primarily due to increased Sotheby’s International Realty volume.

The decrease in revenue was also attributable to a $6 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $101 million and $107 million during the first half of 2011 and 2010, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services segment. In addition, marketing revenue increased $2 million compared to the same period in 2010.

The decrease in EBITDA was principally due to the decrease in revenues discussed above, as well as an increase in bad debt and note reserves expense of $5 million compared to the same period in the prior year, incremental expenses of $4 million related to the international business conferences for all of our brands in 2011 and a $3 million increase in legal expenses primarily due to the reversal of litigation accruals in connection with a favorable outcome and an insurance reimbursement in the second quarter of 2010.

Company Owned Real Estate Brokerage Services

Revenues decreased $86 million to $1,471 million and EBITDA decreased $39 million to $11 million for the six months ended June 30, 2011 compared with the same period in 2010.

The decrease in revenues, excluding REO revenues, of $80 million was due to decreased commission income earned on homesale transactions which was primarily driven by a 9% decrease in the number of homesale transactions, partially offset by a 3% increase in the average price of homes sold. We believe the 9% decrease in homesale transactions and 3% increase in the average price of homes sold is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $6 million to $14 million in the six months ended June 30, 2011 compared to the same period in 2010 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA decreased $39 million due to the decrease in revenues discussed above as well as $9 million related to additional operating costs related to late 2010 acquisitions and a $5 million decrease in equity earnings related to our investment in PHH Home Loans, partially offset by a $38 million decrease in commission expenses paid to real estate agents as a result of the decrease in revenue and a $23 million decrease in operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs.

Relocation Services

Revenues increased $15 million to $197 million and EBITDA increased $11 million to $42 million for the six months ended June 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by:

•	$10 million of incremental international revenue due to increased transaction volume as well as 20 additional days of Primacy operations in the first half of 2011 compared to the same period in 2010;

•	$3 million increase in relocation service fee revenues primarily due to higher domestic transaction volume; and

•	a $1 million increase in referral fee revenue primarily due to increased domestic transaction volume, partially offset by decreased home values.

EBITDA increased $11 million primarily as a result of the increase in revenues discussed above and a $2 million decrease in restructuring expenses, partially offset by a $3 million increase in operating expenses as a result of 20 additional days of Primacy operations compared to the same period in 2010 and a $2 million increase in legal expenses as a result of the absence of an insurance recovery received in 2010.

Title and Settlement Services

Revenues increased $22 million to $173 million and EBITDA increased $8 million to $14 million for the six months ended June 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by an $18 million increase in underwriter revenue and an $8 million increase in volume from refinancing transactions, partially offset by a $4 million decrease in resale volume. EBITDA increased $8 million as a result of the increase in revenues discussed above partially offset by an increase of $15 million in variable operating costs as a result of the increase in underwriter and refinancing volume as a result of the revenue volume changes noted above.

2011 Restructuring Program

During the first six months of 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2011. As of June 30, 2011, the Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses and $ 1 million of personnel related expenses. The Title and Settlement Services segment recognized $1 million of facility and personnel related expenses. At June 30, 2011 $3 million remains as a liability.

2010 Restructuring Program

During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $10 million of restructuring expense in the first six months of 2010 and $21 million for the year ended December 31, 2010.

The table below shows restructuring expense by category and the corresponding payments and other reductions from inception to June 30, 2011:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions(a)	$5	$16	$1	$22
Cash payments and other reductions	(4)	(6)	(1)	(11)

Balance at December 31, 2010	1	10	—	11
Cash payments and other reductions	(1)	(5)	—	(6)

Balance at June 30, 2011	$—	$5	$—	$5

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	June 30, 2011	December 31, 2010	Change
Total assets	$7,980	$8,029	$(49)
Total liabilities	9,296	9,101	195
Total equity (deficit)	(1,316)	(1,072)	(244)

For the six months ended June 30, 2011, total assets decreased $49 million primarily as a result of a decrease in cash and cash equivalents of $38 million, a decrease in franchise agreements intangible assets, other intangibles and property and equipment of $34 million, $17 million and $12 million, respectively, due to amortization and depreciation, partially offset by an increase in trade receivables and relocation receivables of $35 million and $42 million, respectively. Total liabilities increased $195 million principally due to a $241 million increase in long term debt, primarily as a result of the refinancing transactions, partially offset by a $24 million decrease in due to former parent. Total equity (deficit) decreased $244 million primarily due to the net loss attributable to Holdings and Realogy of $259 million for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position has been and may continue to be negatively affected by the ongoing unfavorable conditions in the real estate market, the substantial interest expense on our debt obligations and potential adverse changes in interest rates. Our liquidity position would also be adversely impacted by our inability to access our relocation securitization programs and could be adversely impacted by our inability to access the capital markets. In addition, our short-term liquidity position from time to time has been and may continue to be negatively affected by seasonal fluctuations in the residential real estate brokerage business. See “Liquidity Risks—Seasonality” for additional information.

Although we have seen improvement in affordability and average homesale price, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	lower unit sales, due to the reluctance of first time homebuyers to purchase a home and move-up buyers having limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•	legislative or regulatory reform, including but not limited to reform that materially adversely impacts the financing of the U.S. housing market.

Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

At June 30, 2011, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facilities and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures. Based upon the Company’s financial forecast, the Company believes that it will meet its cash flow needs during the next twelve months.

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

We will continue to evaluate potential transactions to refinance certain tranches of our indebtedness, extend maturities and/or reduce first lien debt. There can be no assurance as to which, if any, of these alternatives we may pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements.

Cash Flows

At June 30, 2011, we had $154 million of cash and cash equivalents, a decrease of $38 million compared to the balance of $192 million at December 31, 2010. The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$(194)	$(38)	$(156)
Investing activities	(24)	(26)	2
Financing activities	179	74	105
Effect of changes in exchange rates on cash and cash equivalents	1	—	1

Net change in cash and cash equivalents	$(38)	$10	$(48)

For the six months ended June 30, 2011 we used $156 million of additional cash in operations compared to the same period in 2010. For the six months ended June 30, 2011, $194 million of cash was used in operating activities due to negative cash flows from operating results of $121 million after $287 million of cash interest payments, an increase in trade receivables and relocation receivables of $32 million and $41 million, respectively and a reduction of due to former parent liabilities of $23 million. For the six months ended June 30, 2010, $38 million of cash was used in operating activities related to negative cash flows from operating results of $51 million after $274 million of cash interest payments and increases in trade receivables and relocation receivables of $26 million and $29 million, respectively, partially offset by an increase in accounts payable and a decrease in relocation properties held for sale of $58 million and $24 million, respectively.

For the six months ended June 30, 2011 we used $2 million less cash for investing activities compared to the same period in 2010. For the six months ended June 30, 2011, $24 million of cash was used in investing activities primarily due to $25 million of property and equipment additions and acquisition related payments of $4 million, partially offset by net proceeds from certificates of deposit of $9 million. For the six months ended June 30, 2010 $26 million of cash was used in investing activities and was primarily due to $21 million of property and equipment additions and the net purchase of certificates of deposit for $10 million, partially offset by proceeds from the sale of assets of $5 million.

For the six months ended June 30, 2011 we provided $105 million more cash from financing activities compared to the same period in 2010. For the six months ended June 30, 2011, $179 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $125 million, partially offset by $703 million of term loan facility repayments and the payment of $34 million of debt issuance costs. For the six months ended June 30, 2010, $74 million of cash was provided by financing activities and was comprised of $110 million of proceeds from drawings on our unsecured revolving credit facilities, partially offset by $16 million of term loan facility repayments and a $13 million repayment of securitization obligations.

Financial Obligations

In connection with the closing of the Merger Transactions on April 10, 2007, Realogy entered into the Senior Secured Credit Facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility, which was utilized in connection with the incurrence of Second Lien Loans in 2009 described below.

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

Interest rates with respect to term loans under the Senior Secured Credit Facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.0% (or with respect to the extended term loans, 4.25%) or (b) the higher of the Federal Funds Effective Rate plus 0.5% (or with respect to the extended term loans 1.75%) and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0% (or with respect to the extended term loans, 3.25%).

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

The Senior Secured Credit Facility initially provided for a six-and-a-half-year $525 million synthetic letter of credit facility which is for: (1) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, on January 5, 2011, Realogy reduced the capacity of the synthetic letter of credit facility to $223 million. As of June 30, 2011, most of the capacity was being utilized by a $100 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.

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

As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to repay $700 million of certain of Realogy’s first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment. This repayment reduced the Company’s total senior secured debt for purposes of calculating the financial covenant under the senior secured credit agreement.

Other Bank Indebtedness

During 2010, Realogy entered into five separate revolving U.S. credit facilities to borrow up to $155 million and an additional revolving U.K. credit facility to borrow up to £5 million. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the Senior Secured Credit Facility. The facilities have interest payments payable either monthly or quarterly and generally have a one-year term with certain options for renewal, though one facility has a term expiring in January 2013. As of December 31, 2010, Realogy borrowed $163 million under these facilities and in the beginning of 2011, repaid

$55 million of the outstanding borrowings and terminated the borrowing capacity under these revolving credit facilities. As of June 30, 2011, Realogy had outstanding borrowings of $100 million under the U.S. credit facilities at a weighted average interest rate of 2.9% and $8 million under the U.K. credit facility at an interest rate of 2.5%.

On June 30, 2011, Realogy completed an amendment to one of the revolving U.S. credit facilities to increase the capacity from $50 million to $75 million and extend the facility through July 2012. Realogy borrowed the additional $25 million in July 2011.

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

On June 24, 2011, Realogy completed offers of exchange notes for Extended Maturity Notes issued in the Debt Exchange Offering. The term “exchange notes” refers to the 11.50% Senior Notes due 2017, the 12.00% Senior Notes due 2017 and the 13.375% Senior Subordinated Notes due 2018, all as registered under the Securities Act pursuant to a Registration Statement on Form S-4 (File No. 333-173254 declared effective by the SEC on May 20, 2011). Each series of the exchange notes are substantially identical in all material respects to the Extended Maturity Notes of the applicable series issued in the Debt Exchange Offering (except that the new registered exchange notes do not contain terms with respect to additional interest or transfer restrictions). Unless the context otherwise requires, the term “Extended Maturity Notes” refers to the exchange notes.

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

On June 16, 2011, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-173250) of Holdings and Realogy, registering for resale the outstanding Convertible Notes and the Class A Common Stock of Holdings issuable upon conversion of the Convertible Notes. Offers and sales of the Convertible Notes and Class A Common Stock may be made by selling securityholders pursuant to the June 2011 Final Prospectus, as amended or supplemented from time to time.

Loss on the early extinguishment of debt and write-off of deferred financing costs

As a result of the Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during 2011.

Securitization Obligations

The Company has secured obligations through Apple Ridge Funding LLC, a securitization program with a five-year term which expires in April 2012. On May 13, 2011, the Company elected to reduce the capacity of the Apple Ridge securitization program from $500 million to $400 million. The Company is currently in the process of negotiating an amendment and extension of the Apple Ridge securitization program. We cannot assure you that such financing will be available or, if available, on terms favorable to us.

In 2010, the Company through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in the Company’s senior secured credit facility and the indentures governing the Unsecured Notes. The total amount outstanding on these facilities was $328 million at June 30, 2011.

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

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $412 million and $393 million of underlying relocation receivables and other related relocation assets at June 30, 2011 and December 31, 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $3 million for the three and six months ended June 30, 2011, respectively and $1 million and $3 million for the three and six months ended June 30, 2010, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 1.9% and 2.4% for the six months ended June 30, 2011 and 2010, respectively.

AVAILABLE CAPACITY

As of June 30, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility(1)	April 2013	$289	$79	$163
Extended revolving credit facility(1)	April 2016	363	101	203
Non-extended term loan facility	October 2013	633	633	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(2)	Various	133	108	25
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes	April 2014	52	52	—
12.375% Senior Subordinated Notes(3)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes(4)	April 2017	492	488	—
12.00% Senior Notes(5)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations:(6)
Apple Ridge Funding LLC	April 2012	400	292	108
Cartus Financing Limited(7)	Various	64	36	28

		$8,102	$7,461	$527

(1)	The available capacity under these facilities was reduced by $47 million and $59 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively at June 30, 2011. Based upon the senior secured leverage ratio of 4.38 to 1 at June 30, 2011, we could have borrowed as of such date an additional $216 million under the revolving credit facility under the senior secured credit agreement and remained in compliance with the 4.75 to 1 maximum senior secured leverage ratio.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the Senior Secured Credit Facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013.
(3)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(4)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $4 million.
(5)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

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

As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the Senior Secured Credit Facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve-month EBITDA (as such terms are defined in the Senior Secured Credit Facility), calculated on a “pro forma” basis pursuant to the Senior Secured Credit Facility, may not exceed 4.75 to 1.0. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes. At June 30, 2011, the Company’s senior secured leverage ratio was 4.38 to 1. EBITDA, as defined in the Senior Secured Credit Facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio.

Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio during the next twelve months. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.

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

A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2011 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended December 31, 2010	Six Months Ended June 30, 2010	Six Months Ended December 31, 2010	Six Months Ended June 30, 2011	Twelve Months Ended June 30, 2011
Net income (loss) attributable to Realogy	$(99)	$25	$(124)	$(259)	$(383	)(a)
Income tax expense	133	124	9	2	11

Income (loss) before income taxes	34	149	(115)	(257)	(372)
Interest expense, net	604	307	297	340	637
Depreciation and amortization	197	99	98	93	191

EBITDA	835	555	280	176	456	(b)
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy cost (benefit) items, net(c)					(11)
Pro forma cost-savings for 2011 restructuring initiatives(d)					8
Pro forma cost-savings for 2010 restructuring initiatives(e)					7
Pro forma effect of business optimization initiatives(f)					48
Non-cash charges(g)					3
Non-recurring fair value adjustments for purchase accounting(h)					4
Pro forma effect of acquisitions and new franchisees(i)					10
Apollo management fees(j)					15
Incremental securitization interest costs(k)					2
Loss on the early extinguishment of debt					36

Adjusted EBITDA					$578

Total senior secured net debt(l)					$2,530
Senior secured leverage ratio					4.38	x

(a)	Net loss attributable to Realogy consists of: (i) a loss of $33 million for the third quarter of 2010; (ii) a loss of $91 million for the fourth quarter of 2010; (iii) a loss of $237 million for the first quarter of 2011 and (iv) a loss of $22 million for the second quarter of 2011.

(b)	EBITDA consists of: (i) $177 million for the third quarter of 2010; (ii) $103 million for the fourth quarter of 2010; (iii) a negative $11 million for the first quarter of 2011 and (iv) $187 million for the second quarter of 2011.
(c)	Consists of $16 million of restructuring costs and $1 million of merger costs offset by a net benefit of $28 million for former parent legacy items.
(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first six months of 2011. From this restructuring, we expect to reduce our operating costs by approximately $10 million on a twelve-month run-rate basis and estimate that $2 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2010 through the time they were put in place had those actions been effected on July 1, 2010.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2010. From this restructuring, we expect to reduce our operating costs by approximately $20 million on a twelve-month run-rate basis and estimate that $13 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2010 through the time they were put in place had those actions been effected on July 1, 2010.
(f)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $5 million related to our Relocation Services integration costs, new business start-ups and acquisition related non-cash adjustments, $4 million related to vendor renegotiations, $32 million for employee retention accruals and $7 million of other initiatives. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.
(g)	Represents the elimination of non-cash expenses, including $7 million of stock-based compensation expense less $4 million for the change in the allowance for doubtful accounts and notes reserves from July 1, 2010 through June 30, 2011.
(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.
(i)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on July 1, 2010. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2010.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended June 30, 2011.
(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2011.
(l)	Represents total borrowings under the Senior Secured Credit Facility which are secured by a first priority lien on our assets of $2,635 million plus $12 million of capital lease obligations less $117 million of readily available cash as of June 30, 2011. Pursuant to the terms of the Senior Secured Credit Facility, senior secured net debt does not include First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or Unsecured Notes.

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

As of June 30, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.38 to 1.0. While the housing market has shown signs of stabilization, in part due to government actions designed to bolster the housing market, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio as a result of negative cash flows due to our significant annual interest payments.

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

Securitization Programs

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The Apple Ridge securitization facility under which securitization obligations are issued has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under the Senior Secured Credit Facility, Unsecured Notes and other material indebtedness. In addition, the Company is currently in the process of negotiating an amendment and extension of the Apple Ridge securitization program. We cannot assure you that such financing will be available or, if available, on terms favorable to us.

Seasonality and Cash Requirements

Our business segments are subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. For example, interest payments of approximately $215 million are due on our Unsecured Notes and Second Lien Loans in October and April of each year. Accordingly, the two most significant interest payments fall in, or immediately following, periods of our lowest cash flow generation. Because of this asymmetry, we may be required to seek additional sources of working capital, including deferring spending or entering into additional debt financing, to address temporary working capital needs.

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

At June 30, 2011, the remaining due to former parent balance of $80 million was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

Adverse outcomes from the unresolved due to former parent liabilities for which Realogy has assumed partial liability could be material with respect to our earnings or cash flows in any given reporting period.

Contractual Obligations

The following table summarizes our future contractual obligations as of June 30, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total
Non-extended revolving credit facility(a)	$—	$—	$79	$—	$—	$—	$79
Extended revolving credit facility(a)	—	—	—	—	—	101	101
Non-extended term loan facility(b)	3	6	624	—	—	—	633
Extended term loan facility(c)	—	—	—	—	—	1,822	1,822
First and a Half Lien Notes(d)	—	—	—	—	—	700	700
Second Lien Loans(d)	—	—	—	—	—	650	650
Other bank indebtedness(e)	—	58	50	—	—	—	108
10.50% Senior Notes(g)	—	—	—	64	—	—	64
11.50% Senior Notes(h)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes(f) (g)	—	—	—	52	—	—	52
12.00% Senior Notes(h)	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes(g)	—	—	—	—	190	—	190
13.375% Senior Subordinated Notes(h)	—	—	—	—	—	10	10
11.00% Convertible Notes(h)	—	—	—	—	—	2,110	2,110
Securitized obligations(i)	—	295	—	—	33	—	328
Operating leases(j)	76	117	80	48	33	34	388
Capital leases	3	6	3	2	—	—	14
Purchase commitments(k)	31	32	21	10	9	261	364

Total(l) (m)	$113	$514	$857	$176	$265	$6,310	$8,235

(a)	The Company’s Senior Secured Credit Facility provides for a $652 million revolving credit facility, which includes a $289 million revolver expiring in April 2013 and a $363 million revolver expiring in April 2016. Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. The obligation is classified on the balance sheet as current due to the revolving nature of the facility.
(b)	The Company’s non-extended term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date of October 2013. The Company has entered into derivative instruments to fix the interest rate for $425 million of the variable rate debt, which will result in interest payments of $27 million annually. The interest rate for the remaining portion of the variable rate debt of $208 million will be determined by the interest rates in effect during each period.
(c)	The Company’s extended term loan facility matures in October 2016. The interest rate for the variable rate debt of $1,822 million will be determined by the interest rates in effect during each period. There is no scheduled amortization of principal.
(d)	The Company’s First and a Half Lien Notes bear an annual interest rate of 7.875% and the Second Lien Loans bear an annual interest rate of 13.50%. Interest payments are due semi-annually and the annual interest expense for the First and a Half Lien Notes and the Second Lien Loans is approximately $143 million. There is no scheduled amortization with either debt.
(e)	Consists of revolving credit facilities that are supported by letters of credit issued under the Senior Secured Credit Facility, $50 million is due in July 2012, $8 million due in August 2012, and $50 million is due in January 2013. These obligations are classified on the balance sheet as current due to the revolving nature of the facilities. On June 30, 2011, Realogy completed an amendment to one of the revolving U.S. credit facilities to increase the capacity from $50 million to $75 million and an additional $25 million due in July 2012 was borrowed on July 1, 2011. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period.
(f)

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
(g)	Annual interest expense for the 10.50% Senior Notes, 12.375% Senior Subordinated Notes and Senior Toggle Notes is approximately $36 million.
(h)	Annual interest expense for the 11.50% Senior Notes, 12.00% Senior Notes, 13.375% Senior Subordinated Notes and the Convertible Notes is approximately $306 million.
(i)	The Company’s securitization obligations are variable rate debt and the interest payments will be determined by the interest rates in effect during each period. These agreements expire in April 2012, August 2012, and August 2015. However, these obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.
(j)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(k)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. The purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2057. The annual minimum fee began at $0.5 million in 2009 and will increase to $4 million by 2014 and generally remains the same thereafter.
(l)	In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At June 30, 2011, the letter of credit was at $100 million. This letter of credit is not included in the contractual obligations table above.
(m)	The contractual obligations table does not include the annual Apollo management fee which is equal to the greater of $15 million or 2% of Adjusted EBITDA and does not include other non-current liabilities such as pension liabilities of $48 million and unrecognized tax benefits of $36 million as the Company is not able to estimate the year in which these liabilities could be paid.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the June 2011 Final Prospectus, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

Our principal market exposure is interest rate risk. At June 30, 2011, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At June 30, 2011, we had total long-term debt of $7,133 million, excluding $328 million of securitization obligations. Of the $7,133 million of long-term debt, the Company has $2,743 million of variable interest rate debt primarily based on LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $425 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our interest expense by approximately $23 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At June 30, 2011, the fair value of our long-term debt approximated $6,880 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $227 million impact on the fair value of our long-term debt.

Item 4.	Controls and Procedures.

Controls and Procedures for Domus Holdings Corp.

(a)	Domus Holdings Corp. (“Holdings”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings’ management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)

As of the end of the period covered by this quarterly report on Form 10-Q, Holdings has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in Holdings’ internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Controls and Procedures for Realogy Corporation

(a)	Realogy Corporation (“Realogy”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy’s management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this quarterly report on Form 10-Q, Realogy has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy’s disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in Realogy’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

The following updates certain disclosures with respect to legal and regulatory proceedings contained in our June 2011 Final Prospectus.

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

A case management order was entered on November 29, 2010 that includes, among other deadlines, a trial date of April 16, 2012. On December 20, 2010, the court held a status conference to address plaintiffs’ motion regarding notice to be issued to the class, the language of the notice, publication of the notice and how class members can opt out of the class. As directed by a court order, Century 21 has delivered to plaintiffs’ counsel and Rust Consulting, Inc. (the “Notice Administrator”) lists of the names and contact information for (1) franchisees that meet the class definition and (2) franchisees that would have met the class definition but for the fact that they signed a waiver of claims against Century 21. Pursuant to the court order, the Notice Administrator has advised us that the notice of pendency of the action was mailed to possible class members on March 4, 2011, and a summary of that notice has been published in various print and online media. Following many months of effort directed at class identification, the case has now moved to very active discovery on the merits. Motions were made seeking to enjoin certain Century 21 contractual practices associated with amendments or financial settlements that result in franchisees signing waivers of claims asserted on their behalf as class members in the Cooper Litigation. On June 3, 2011, the court denied these motions. Plaintiffs have filed a motion to extend discovery by 120 days and have filed a motion seeking to invalidate two categories of releases that we relied upon in excluding approximately 1,750 former franchisees from the class. Specifically, plaintiffs seek to include 250 franchisees who had signed term extension documents that the plaintiffs allege were obtained as a provision of a franchise renewal agreement. Plaintiffs also seek to include about 1,750 franchisees (including the aforementioned 250), alleging that they did not release claims against Cendant because the releases included the word “affiliate” rather than “parent” as a released party. We opposed these motions. At a hearing held on July 22, 2011, the court largely denied the motion to extend discovery and, following a hearing held on July 25, 2011, is reviewing the motion relating to the invalidation of certain releases. This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

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

Item 5.	Other Information.

In July 2011, the Holdings Board of Directors established an Audit Committee, whose members consist of the same members that comprise the Realogy Audit Committee: V. Ann Hailey (Chair) and Messrs. Marc E. Becker and M. Ali Rashid. Holdings is not required to comply with the independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act, as it is not a “listed company” with a class of securities registered under Section 12 of the Exchange Act. Nevertheless, Ms. Hailey, the Holdings Audit Committee Chair, satisfies the requirements of independence under that Rule and would also be deemed independent under Section 303A.01 and 303A.06 of the New York Stock Exchange Listing Manual. In addition, the Holdings Board has determined that Ms. Hailey is an “audit committee financial expert” as that term is defined under the Rules of the SEC.

The purpose of the Holdings Audit Committee is to assist the Holdings Board in monitoring (1) the integrity of Holdings’ financial statements, (2) the qualifications and independence of Holdings’ independent auditors, (3) the performance of the independent auditors and the internal audit function of Holdings and its subsidiaries, and (4) the compliance with legal and regulatory requirements by Holdings and its subsidiaries. Realogy’s Audit Committee, as set forth in its charter, which was amended and restated in July 2011, has a similar purpose in assisting the Realogy Board.

***

As of August 1, 2011, there were 17,165,000 shares of Class A Common Stock reserved for issuance under the Amended and Restated Holdings 2007 Stock Incentive Plan, including 16,610,787 shares reserved for issuance upon exercise of outstanding options and 554,213 shares reserved for future grants under the plan. On August 2, 2011, the Holdings Board of Directors approved a further amendment and restatement of the plan to increase the number of shares reserved thereunder by 5,000,000, thereby increasing the total number of shares reserved for issuance to 22,165,000. A copy of the Amended and Restated Holdings 2007 Stock Incentive Plan, as so further amended, is attached as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMUS HOLDINGS CORP.

REALOGY CORPORATION

Date: August 3, 2011	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 3, 2011	/s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and Restated Domus Holding Corp. 2007 Stock Incentive Plan, as further amended and restated on August 2, 2011.

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Domus Holding Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Domus Holding Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Chief Executive Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification for Domus Holding Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Realogy Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished electronically with this report.