Form 10-Q
period 2011-09-30
REALOGY CORP; Domus Holdings Corp
filed 2011-11-01
CIK 1355001, 1398987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 105,000 shares of Class A Common Stock, $0.01 par value, and 200,426,906 shares of Class B Common Stock, $0.01 par value, of Domus Holdings Corp. outstanding as of October 31, 2011. There were 100 shares of Common Stock, $0.01 par value, of Realogy Corporation outstanding as of October 31, 2011.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

we have substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management VI, L.P. and the related financings (the “Merger Transactions”). In addition since the Merger Transactions, we have needed to incur additional debt in order to fund negative cash flows, principally due to the significant level of interest expense arising from our substantial leverage. As of September 30, 2011, our total debt (excluding the securitization obligations) was $7,027 million. The housing industry and economy have experienced significant declines since the time of the Merger Transactions that have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure and significant level of interest expense;

•

variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase. At September 30, 2011, $2,211 million of our total debt (excluding the securitization obligations and net of interest rate hedges) were at variable rates of interest. Were interest rates to increase 100 basis points (1% change in the interest rate) on our variable rate borrowings, our annual interest expense would increase by approximately $22 million;

•

under our senior secured credit facility, our senior secured leverage ratio of total senior secured net debt to trailing 12-month EBITDA, as those terms are defined in the senior secured credit facility, calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 4.75 to 1 on the last day of each fiscal quarter. For the twelve months ended September 30, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.15 to 1.0. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a full housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio;

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

•

a lack of improvement in the number of homesales, further declines in home prices caused by either absolute price decreases or a change in the mix of business that we conduct and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

•	a lack of improvement in consumer confidence;

•	the impact of future recessions, slow economic growth and high levels of unemployment in the U.S. and abroad;

•

increasing mortgage rates and down payment requirements and/or reduced availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act and regulations which may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators as well as potential retention levels required to be maintained by sponsors to securitize certain mortgages;

•

legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets and potential reform of the Internal Revenue Code, including but not limited to any reform that reduces the amount that taxpayers would be allowed to deduct for home mortgage interest;

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

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•	our inability to sustain the improvements we have realized during the past several years in our operating efficiency through cost savings and business optimization efforts;

•	our failure to enter into or renew franchise agreements, maintain franchisee satisfaction with our brands;

•	the inability of franchisees to survive the ongoing challenges of the real estate market;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees;

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

•	the loss of any of our senior management or key managers or employees;

•	adverse effects of natural disasters or environmental catastrophes;

•

any remaining resolutions or outcomes with respect to Cendant’s (as defined herein) contingent liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows;

•	the cumulative effect of adverse litigation, governmental proceedings or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Domus Holdings Corp. and Realogy Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of Domus Holdings Corp. and its subsidiaries and Realogy Corporation and its subsidiaries as of September 30, 2011, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2011 and September 30, 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and September 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, equity (deficit) and cash flows for the year then ended (not presented herein), and in our report dated April 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 1, 2011

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Gross commission income	$831	$751	$2,279	$2,280
Service revenue	211	197	567	518
Franchise fees	73	67	194	203
Other	40	37	125	123

Net revenues	1,155	1,052	3,165	3,124

Expenses
Commission and other agent-related costs	547	490	1,498	1,479
Operating	324	315	959	925
Marketing	45	42	142	138
General and administrative	62	45	189	180
Former parent legacy costs (benefit), net	(3)	(6)	(17)	(315)
Restructuring costs	3	2	8	12
Depreciation and amortization	46	49	139	148
Interest expense/(income), net	159	151	499	458
Loss on the early extinguishment of debt	—	—	36	—
Other (income)/expense, net	—	—	—	(6)

Total expenses	1,183	1,088	3,453	3,019

Income (loss) before income taxes, equity in earnings and noncontrolling interests	(28)	(36)	(288)	105
Income tax expense	10	10	12	134
Equity in earnings of unconsolidated entities	(11)	(13)	(15)	(22)

Net loss	(27)	(33)	(285)	(7)
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)

Net loss attributable to Domus Holdings and Realogy	$(28)	$(33)	$(287)	$(8)

Earnings (loss) per share attributable to Domus Holdings:
Basic earnings (loss) per share:	$(0.14)	$(0.16)	$(1.43)	$(0.04)
Diluted earnings (loss) per share:	$(0.14)	$(0.16)	$(1.43)	$(0.04)

Domus Holdings weighted average common and common equivalent shares outstanding:
Basic:	200.4	200.4	200.4	200.4
Diluted:	200.4	200.4	200.4	200.4

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$102	$192
Trade receivables (net of allowance for doubtful accounts of $66 and $67)	142	114
Relocation receivables	449	386
Relocation properties held for sale	17	21
Deferred income taxes	66	76
Other current assets	91	109

Total current assets	867	898
Property and equipment, net	169	186
Goodwill	2,613	2,611
Trademarks	732	732
Franchise agreements, net	2,858	2,909
Other intangibles, net	450	478
Other non-current assets	208	215

Total assets	$7,897	$8,029

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$155	$203
Securitization obligations	332	331
Due to former parent	78	104
Revolving credit facilities and current portion of long-term debt	200	194
Accrued expenses and other current liabilities	621	525

Total current liabilities	1,386	1,357
Long-term debt	6,827	6,698
Deferred income taxes	885	883
Other non-current liabilities	143	163

Total liabilities	9,241	9,101

Commitments and contingencies (Notes 9 and 10)
Equity (deficit):
Domus Holdings common stock: $.01 par value; 4,450,000,000 shares authorized, 105,000 Class A shares outstanding, 200,426,906 Class B shares outstanding at September 30, 2011 and 200,430,906 Class B shares outstanding at December 31, 2010 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding)	2	2
Additional paid-in capital	2,029	2,024
Accumulated deficit	(3,357)	(3,070)
Accumulated other comprehensive loss	(20)	(30)

Total Holdings and Realogy stockholder’s deficit	(1,346)	(1,074)

Noncontrolling interests	2	2

Total equity (deficit)	(1,344)	(1,072)

Total liabilities and equity (deficit)	$7,897	$8,029

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(285)	$(7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139	148
Deferred income taxes	5	127
Amortization of deferred financing costs and discount on unsecured notes	13	23
Loss on the early extinguishment of debt	36	—
Equity in earnings of unconsolidated entities	(15)	(22)
De-designation of cash flow interest rate swaps	17	—
Other adjustments to net loss	8	16
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(28)	(35)
Relocation receivables and advances	(64)	(77)
Relocation properties held for sale	4	35
Other assets	4	1
Accounts payable, accrued expenses and other liabilities	51	96
Due (to) from former parent	(25)	(392)
Other, net	11	(15)

Net cash used in operating activities	(129)	(102)

Investing Activities
Property and equipment additions	(37)	(33)
Net assets acquired (net of cash acquired) and acquisition-related payments	(5)	(2)
Net proceeds from sale of assets	—	5
Proceeds from (purchases of) certificates of deposits, net	9	(10)
Change in restricted cash	2	4
Other, net	(5)	—

Net cash used in investing activities	(36)	(36)

Financing Activities
Net change in revolving credit facilities	20	117
Proceeds from issuance of First and a Half Lien Notes	700	—
Proceeds from term loan extension	98	—
Repayments of term loan credit facility	(705)	(24)
Net change in securitization obligations	1	34
Debt issuance costs	(34)	—
Other, net	(5)	(9)

Net cash provided by financing activities	75	118

Effect of changes in exchange rates on cash and cash equivalents	—	—

Net decrease in cash and cash equivalents	(90)	(20)
Cash and cash equivalents, beginning of period	192	255

Cash and cash equivalents, end of period	$102	$235

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$354	$334
Income tax payments, net	$3	$7

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

Holdings was incorporated on December 14, 2006. On December 15, 2006, Holdings and its wholly owned subsidiary Domus Acquisition Corp., entered into an agreement and plan of merger (the “Merger”) with Realogy which was consummated on April 10, 2007 with Holdings becoming the indirect parent company of Realogy. Holdings is owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”) and members of the Company’s management. As of September 30, 2011, all of Realogy’s issued and outstanding common stock was currently owned by Intermediate, a direct wholly-owned subsidiary of Holdings.

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

Holdings’ only asset is its investment in the common stock of Intermediate, and Intermediate’s only asset is its investment in the common stock of Realogy. Holdings’ only obligations are its guarantees of certain borrowings of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy’s consolidated financial statements. All issuances of Holdings’ equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy’s condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same. Total equity (deficit) for Holdings is equal to Realogy, however, the common stock and additional paid-in capital components are different by $2 million. Holdings has $2 million for the par value of common stock and $2 million less additional paid in capital as compared to Realogy. In management’s opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy and Holdings’ financial position as of September 30, 2011 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010.

As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2010 included in the June 2011 Final Prospectus as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

Refinancing Transactions

In January and February 2011, the Company refinanced certain of its outstanding indebtedness by (1) consummating private debt exchange offers exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for its existing unsecured notes pursuant to which Realogy issued new unsecured notes due in 2017 and 2018 and convertible notes due in 2018 that are convertible at the holder’s option into Class A Common Stock of Holdings which has a par value of $0.01 per share (“Class A Common Stock”) (the “Debt Exchange Offering”), (2) amending and extending Realogy’s senior secured credit facility (the “Senior Secured Credit Facility Amendment”) which, among other things, extended the maturity of a significant portion of the first lien term loans and revolving commitments thereunder, and (3) issuing $700 million principal amount of 7.875% senior secured notes due in 2019 (the “First and a Half Lien Notes” and, together with the Debt Exchange Offering and the Senior Secured Credit Facility Amendment, the “Refinancing Transactions”), the net proceeds of which were used to prepay outstanding term loans under the Senior Secured Credit Facility. The Refinancing Transactions, among other things, reduced the Company’s total senior secured debt for purposes of calculating the financial covenant under the Senior Secured Credit Facility, which requires that Realogy maintain a senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA (as defined in Note 6, “Short and Long-Term Debt”), that may not exceed a maximum amount on the last day of each fiscal quarter. At September 30, 2011, the maximum permitted ratio was 4.75 to 1 and Realogy was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.15 to 1. See Note 6, “Short and Long-Term Debt” for additional information related to the Refinancing Transactions.

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

Earnings (loss) per share attributable to Holdings

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

The Company was in a net loss position for the three and nine months ended September 30, 2011 and therefore the impact of stock options, restricted stock and the convertible notes were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive. The number of shares of common stock issuable under the stock options, restricted stock and the convertible notes that were excluded from the computation was 17 million, 0.1 million and 2,026 million, respectively.

Impairment of Goodwill and Other Indefinite-Lived Intangibles

In connection with the FASB’s Intangible—Goodwill and Other guidance, the Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing in the fourth quarter of each year subsequent to completing its annual budgeting and forecasting process. The Company is currently preparing its 2012 budgets and long-term financial projections as well as evaluating the impact of industry trends on the impairment analysis. As a result, the Company is in the early stages of completing the first test of its annual impairment review and has not completed the analysis that would indicate whether or not an impairment has occurred. If the Company has an impairment upon completion of its analysis, it could have a significant impact on its results of operations for the fourth quarter of 2011 given that the Company has $2.6 billion of goodwill and $1.9 billion of indefinite-lived intangibles, although it would have no impact on the Company’s cash flows or financial covenant under the Senior Secured Credit Facility.

Derivative Instruments

The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. The Company primarily manages its foreign currency exposure to the Swiss Franc, Canadian Dollar, British Pound and Euro. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2011, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $21 million. As of December 31, 2010, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $18 million.

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

The fair value of derivative instruments was as follows:

Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011 Fair Value	December 31, 2010 Fair Value
Interest rate swap contracts	Other non-current liabilities	$—	$17

Not Designated as Hedging Instruments
Interest rate swap contracts	Other current liabilities	$7	$—
	Other non-current liabilities	3	—

		$10	$—

The effect of derivative instruments on earnings was as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income			Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Interest rate swap contracts	$—	$(1)	Interest expense	$—	$(3)

	Gain or (Loss) Recognized in Other Comprehensive Income			Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest rate swap contracts	$—	$5	Interest expense	$(17)	$(16)

		Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Interest rate swap contracts	Interest expense	$3	$—
Foreign exchange contracts	Operating expense	$1	$(2)

		Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest rate swap contracts	Interest expense	$7	$—
Foreign exchange contracts	Operating expense	$—	$(1)

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

The following table summarizes fair value measurements by level at September 30, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other current liabilities)	$—	$—	$10	$10
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table summarizes fair value measurements by level at December 31, 2010 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (primarily included in other non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2010	$17
Changes reflected in interest expense	(7)

Fair value at September 30, 2011	$10

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2011		December 31, 2010
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Secured Credit Facility:
Non-extended revolving credit facility	$22	$22	$—	$—
Extended revolving credit facility	28	28	—	—
Non-extended term loan facility	631	566	3,059	2,903
Extended term loan facility	1,822	1,494	—	—
First and a Half Lien Notes	700	525	—	—
Second Lien Loans	650	637	650	720
Other bank indebtedness	133	133	163	163
Existing Notes:
10.50% Senior Notes	64	56	1,688	1,656
11.00%/11.75% Senior Toggle Notes	52	43	468	449
12.375% Senior Subordinated Notes	187	147	864	806
Extended Maturity Notes:
11.50% Senior Notes	489	323	—	—
12.00% Senior Notes	129	87	—	—
13.375% Senior Subordinated Notes	10	11	—	—
11.00% Convertible Notes	2,110	1,506	—	—
Securitization obligations	332	332	331	331

Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the nine months ended September 30, 2011 was $12 million. This expense included $12 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $7 million was recognized for foreign and state income taxes for certain jurisdictions offset by a $7 million benefit due to the de-designation of the interest rate swaps.

Supplemental Cash Flow Information

The Company had non-cash transactions for the nine months ended September 30, 2011 and 2010 pursuant to the terms of the Senior Toggle Notes. The Company elected to satisfy its interest payment obligations by issuing Senior Toggle Notes of $3 million and $25 million, respectively, which resulted in a non-cash transfer between accrued interest and long term debt.

Defined Benefit Pension Plan

The net periodic pension cost for the three months ended September 30, 2011 was less than $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of less than $2 million for the expected return on assets. The net periodic pension cost for the three months ended September 30, 2010 was less than $1 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $2 million offset by a benefit of $1 million for the expected return on assets.

The net periodic pension cost for the nine months ended September 30, 2011 was $2 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of

$7 million offset by a benefit of $5 million for the expected return on assets. The net periodic pension cost for the nine months ended September 30, 2010 was $2 million and was comprised of interest cost and amortization of amounts previously recorded as other comprehensive income of $6 million offset by a benefit of $4 million for the expected return on assets.

Recently Issued Accounting Pronouncements

In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company intends to adopt the amendments on January 1, 2012 for goodwill impairment test to be performed in 2012 and does not expect the adoption to have a significant impact on the consolidated financial statements.

In June 2011, the FASB amended the guidance on comprehensive income to allow companies an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Companies are also required to present on the face of the financial statements reclassification adjustments between OCI and net income. The amendments do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income, nor do they change how earnings per share is calculated and presented. In addition, companies continue to have the option to present the OCI components net of tax or one amount reported for the tax effects of all OCI items. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption to have a significant impact on the consolidated financial statements.

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

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level II measurements and amended the disclosures for the Level III activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels II and III recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level III activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level III reconciliation, which was adopted on January 1, 2011. The adoption did not have a significant impact on the consolidated financial statements.

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

2.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(27)	$(33)	$(285)	$(7)
Foreign currency translation adjustments	(3)	2	(1)	1
Change in fair value of interest rate hedges, net	—	—	—	3
Change in unrecognized liability included in pension obligations	1	—	1	—
Reclassification of interest rate hedges to interest expense, net(1)	—	—	10	—

Comprehensive loss	(29)	(31)	(275)	(3)
Less: Comprehensive income attributable to noncontrolling interests	(1)	—	(2)	(1)

Total comprehensive loss attributable to Holdings and Realogy	$(30)	$(31)	$(277)	$(4)

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

2011 Acquisitions

During the nine months ended September 30, 2011, the Company acquired eleven real estate brokerage operations through its wholly-owned subsidiary, NRT, for total consideration of $3 million. These acquisitions resulted in goodwill of $2 million that was assigned to the Company Owned Brokerage Services segment.

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

4.	INTANGIBLE ASSETS

Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2010	$2,265	$780	$641	$397	$4,083
Accumulated impairment losses	(709)	(158)	(281)	(324)	(1,472)

Balance at December 31, 2010	1,556	622	360	73	2,611
Goodwill acquired	—	2	—	—	2

Balance at September 30, 2011	$1,556	$624	$360	$73	$2,613

Intangible assets are as follows:

	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements(a)	$2,019	$306	$1,713	$2,019	$255	$1,764
Unamortizable—Franchise agreement(b)	1,145	—	1,145	1,145	—	1,145

Total Franchise Agreements	$3,164	$306	$2,858	$3,164	$255	$2,909

Unamortizable—Trademarks(c)	$732	$—	$732	$732	$—	$732

Other Intangibles
Amortizable—License agreements(d)	$45	$4	$41	$45	$3	$42
Amortizable—Customer relationships(e)	529	135	394	529	107	422
Amortizable—Pendings and listings(f)	—	—	—	2	1	1
Unamortizable—Title plant shares(g)	10	—	10	10	—	10
Amortizable—Other(h)	17	12	5	12	9	3

Total Other Intangibles	$601	$151	$450	$598	$120	$478

(a)	Generally amortized over a period of 30 years.
(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.
(c)	Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(d)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(e)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships are being amortized over a period of 5 to 20 years.
(f)	Amortized over the estimated closing period of the underlying contracts (in most cases five months).
(g)	Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(h)	Generally amortized over periods ranging from 2 to 10 years.

Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Franchise agreements	$17	$17	$51	$51
Customer relationships	9	9	28	28
Other	2	1	5	3

Total	$28	$27	$84	$82

Based on the Company’s amortizable intangible assets as of September 30, 2011, the Company expects related amortization expense for the remainder of 2011, the four succeeding years and thereafter to approximate $27 million, $108 million, $105 million, $105 million, $95 million and $1,713 million, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	September 30, 2011	December 31, 2010
Accrued payroll and related employee costs	$88	$93
Accrued volume incentives	14	17
Accrued commissions	21	15
Restructuring accruals	25	36
Deferred income	68	76
Accrued interest	230	112
Relocation services home mortgage obligations	12	16
Other	163	160

	$621	$525

6.	SHORT AND LONG TERM DEBT

Total indebtedness is as follows:

	September 30, 2011	December 31, 2010
Senior Secured Credit Facility:
Non-extended revolving credit facility	$22	$—
Extended revolving credit facility	28	—
Non-extended term loan facility	631	3,059
Extended term loan facility	1,822	—
First and a Half Lien Notes	700	—
Second Lien Loans	650	650
Other bank indebtedness	133	163
Existing Notes:
10.50% Senior Notes	64	1,688
11.00%/11.75% Senior Toggle Notes	52	468
12.375% Senior Subordinated Notes	187	864
Extended Maturity Notes:
11.50% Senior Notes	489	—
12.00% Senior Notes	129	—
13.375% Senior Subordinated Notes	10	—
11.00% Convertible Notes	2,110	—
Securitization Obligations:
Apple Ridge Funding LLC	299	296
Cartus Financing Limited	33	35

	$7,359	$7,223

Refinancing Transactions

In January and February of 2011, Realogy completed a series of transactions, referred to herein as the “Refinancing Transactions”, to refinance both its secured and unsecured indebtedness.

Senior Secured Credit Facility

In connection with the closing of the Merger Transactions on April 10, 2007, Realogy entered into the Senior Secured Credit Facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility, which was utilized in connection with the incurrence of Second Lien Loans in 2009 as described below.

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

Interest rates with respect to term loans under the Senior Secured Credit Facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.0% (or with respect to the extended term loans, 4.25%) or (b) the higher of the Federal Funds Effective Rate plus 0.5% (or with respect to the extended term loans, 1.75%) and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0% (or with respect to the extended term loans, 3.25%).

The Senior Secured Credit Facility, as amended, provides a $652 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the Senior Secured Credit Facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

The Senior Secured Credit Facility, as amended, provided a $525 million synthetic letter of credit facility which is for: (1) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, on January 5, 2011, Realogy reduced the synthetic letter of credit facility to $223 million. As of September 30, 2011, most of the capacity was being utilized by a $100 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.

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

The Company’s Senior Secured Credit Facility contains financial, affirmative and negative covenants and requires the Company to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, the Company’s total senior secured net debt to trailing twelve month EBITDA (as such terms are defined in the Senior Secured Credit Facility), calculated on a “pro forma” basis pursuant to the Senior Secured Credit Facility, may not exceed 4.75 to 1. Total senior secured net debt does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on the Company’s assets, securitization obligations or the Unsecured Notes (as defined below). At September 30, 2011, the Company’s senior secured leverage ratio was 4.15 to 1. EBITDA, as defined in the Senior Secured Credit Facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage covenant.

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

Other Bank Indebtedness

Realogy has separate revolving U.S. credit facilities under which it can borrow up to $125 million and a separate U.K. credit facility under which it can borrow up to £5 million. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the Senior Secured Credit Facility. The facilities generally have a one-year term with certain options for renewal. As of September 30, 2011, Realogy had outstanding borrowings of $133 million under these credit facilities with $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013. For the nine months ended September 30, 2011, the weighted average interest rate is 2.9% under the U.S. credit facilities and 2.5% under the U.K. credit facility with interest payable either monthly or quarterly.

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

The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through

October 15, 2011, Realogy had the option to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus 0.75%. Beginning with the interest period which ended October 2008 through the interest period which ended April 2011, Realogy elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. Realogy elected to pay Cash Interest for the interest period commencing April 15, 2011 and is required to make all future interest payments on the Senior Toggle Notes entirely in cash until they mature.

Realogy would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, Realogy is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). For the periods that Realogy elected to pay PIK Interest, Realogy will be required to repay approximately $11 million in April 2012.

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

Loss on the early extinguishment of debt and write-off of deferred financing costs

As a result of the Refinancing Transactions, the Company recorded a loss on the extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the nine months ended September 30, 2011.

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

The Apple Ridge entities and Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $432 million and $393 million of underlying relocation receivables and other related relocation assets at September 30, 2011 and December 31, 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $1 million and $4 million for the three and nine months ended September 30, 2011, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2010, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 1.9% and 2.6% for the nine months ended September 30, 2011 and 2010, respectively.

AVAILABLE CAPACITY

As of September 30, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility(1)	April 2013	$289	$22	$217
Extended revolving credit facility(1)	April 2016	363	28	272
Non-extended term loan facility	October 2013	631	631	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(2)	Various	133	133	—
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes	April 2014	52	52	—
12.375% Senior Subordinated Notes(3)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes(4)	April 2017	492	489	—
12.00% Senior Notes(5)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations:(6)
Apple Ridge Funding LLC	April 2012	400	299	101
Cartus Financing Limited(7)	Various	62	33	29

		$8,098	$7,359	$619

(1)	The available capacity under these facilities was reduced by $50 million and $63 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively, at September 30, 2011.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the Senior Secured Credit Facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013.
(3)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(4)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.
(5)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

7.	RESTRUCTURING COSTS

2011 Restructuring Program

During the first nine months of 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2011. As of September 30, 2011, the Company Owned Real Estate Brokerage Services segment recognized $4 million of facility related expenses and $3 million of personnel related expenses. The Title and Settlement Services segment recognized $1 million of facility and personnel related expenses. At September 30, 2011, the remaining liability was $4 million.

2010 Restructuring Program

During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $13 million of restructuring expense in the first nine months of 2010 and $21 million for the year ended December 31, 2010.

The table below shows restructuring expense by category and the corresponding payments and other reductions from inception to September 30, 2011:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions(a)	$5	$16	$1	$22
Cash payments and other reductions	(4)	(6)	(1)	(11)

Balance at December 31, 2010	1	10	—	11
Cash payments and other reductions	(1)	(4)	—	(5)

Balance at September 30, 2011	$—	$6	$—	$6

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

8.	STOCK-BASED COMPENSATION

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

During the first nine months of 2011, the Holdings Board granted 0.8 million of time vesting stock options and 0.1 million shares of time vesting restricted stock to senior management employees and an independent director of the Company, as well as 0.7 million of performance based stock options granted under the Phantom Value Plan (see discussion below). On August 2, 2011, the Holdings Board approved an amendment and restatement of the Plan to increase the number of shares reserved under the Plan by 5 million shares. As of September 30, 2011, the total number of shares available for future grant was approximately 5.6 million shares.

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

	Time Vesting Options	Phantom Plan Options
Weighted average grant date fair value	$0.47	$0.46
Expected volatility	55.5%	61.5%
Expected term (years)	6.25	4.75
Risk-free interest rate	2.6%	2.0%
Dividend yield	—	—

Equity Award Activity

A summary of option and restricted share activity is presented below (number of shares in millions):

	Time-vesting Options	Performance based Options	Restricted Stock
Outstanding at January 1, 2011	12.73	2.52	—
Granted	0.84	0.71	0.11
Exercised	—	—	—
Vested	—	—	—
Forfeited	(0.20)	—	—

Outstanding at September 30, 2011	13.37	3.23	0.11

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at September 30, 2011	4.55	$4.96	7.8 years	$—

As of September 30, 2011, there was approximately $7 million of unrecognized compensation cost related to the time vesting options and restricted stock under the Plan and $5 million of unrecognized compensation cost related to the performance based options. Unrecognized cost for the time vesting options and restricted stock will be recorded in future periods as compensation expense as the awards vest over the next three years with a weighted average period of approximately 1.9 years. The unrecognized cost for the performance based options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2 million and $5 million related to the incentive equity awards granted by Holdings for the three and nine months ended September 30, 2011 and $1 million and $4 million related to the incentive equity awards granted by Holdings for the three and nine months ended September 30, 2010.

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

On each date the Affiliate Holders receive cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by Affiliate Holders on such date bears to the aggregate principal amount of the Plan Notes held by the Affiliate Holders on the date of grant of the Incentive Award. The stock option grants to Realogy’s CEO, however, would be limited to 50% of the foregoing stock option amount. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. As such, compensation expense will be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April and October 2011, Holdings issued approximately 0.7 million and 1.3 million, respectively, of stock options under the Phantom Value Plan in conjunction with the Affiliate Holders receiving cash interest on the Plan Notes.

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

The due to former parent balance was $78 million and $104 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

In connection with these agreements, the Company recorded revenues of $1 million and $4 million for the three and nine months ended September 30, 2011, respectively and $1 million and $4 million for the three and nine months ended September 30, 2010, respectively. The Company recorded equity earnings of $11 million and $15 million for the three and nine months ended September 30, 2011, respectively and $13 million and $21 million for the three and nine months ended September 30, 2010, respectively. The Company received $15 million and $5 million in dividend distributions from PHH Home Loans during the nine months ended September 30, 2011 and 2010, respectively.

Transactions with Related Parties

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and nine months ended September 30, 2011 and 2010, the Company recognized revenue and expenses related to these transactions of $1 million or less in the aggregate in each period.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:

•

concerning adverse impacts to franchisees related to purported changes made to the Century 21® system and its National Advertising Fund after the Company acquired it in 1995, which is referred to elsewhere in this report as the “Cooper Litigation”;

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by former franchisees that franchise agreements were improperly terminated;

•

that residential real estate agents engaged by NRT—in certain states—are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes;

•

concerning claims for alleged RESPA or state law violations including but not limited to claims relating to administrative fees or commissions that include both a fixed fee and percentage payment as well as the validity of sales associates indemnification and administrative fees;

•

concerning claims generally against the company-owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; and

•	concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent.

Real Estate Business Litigation

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

A case management order entered on November 29, 2010 established, among other things, a trial date of April 16, 2012. Pursuant to the court order, the Notice Administrator has advised us that the notice of pendency of the action was mailed to possible class members on March 4, 2011, and a summary of that notice has been published in various print and online media.

In August 2011, the court denied, without prejudice, plaintiffs’ motion seeking to invalidate two categories of claims releases. Based on the rulings of the court to date, there are approximately 1,020 franchisees (former and current) who are members of the class for all or a portion of the class period. Also, based upon the rulings by the court, merits discovery is substantially complete, but the exchange of expert reports and related discovery has not yet occured.

This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al). The case, pending in the United States District Court for the Central District of California, arises from the relationship of several of our subsidiaries with a former Coldwell Banker Commercial franchise, whose affiliated entity allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities during the period in which it was a franchisee and for a period of time after the franchise agreement was terminated. In a SEC civil proceeding asserting violations of various securities laws, by stipulated judgment dated September 2, 2009, a shareholder of the franchisee, Real Estate Partners, Inc. (“REP”), and REP’s affiliated entities were ordered to disgorge approximately $53 million in funds raised from investors. REP filed for Chapter 11 bankruptcy protection in 2007. The bankruptcy trustee is actively working on gathering assets to compensate creditors, including the allegedly defrauded investors. In April 2010, the Joint Equity Committee of Investors of Real Estate Partners, Inc. (“Joint Equity Committee”) filed this action against our subsidiaries Coldwell Banker Real Estate Corporation and Coldwell Banker Real Estate LLC, alleging, among other things, negligence and fraud. The plaintiff alleged that the Coldwell Banker subsidiaries knew or should have known that REP and the Coldwell Banker Commercial franchisee were using the marks in connection with the promotion of securities but that the Coldwell Banker subsidiaries failed to act to stop that use. After the Coldwell Banker subsidiaries filed a motion to dismiss arguing, among other things, that the Joint Equity Committee lacked standing to bring claims on behalf of the investors or creditors in the bankruptcy proceeding, the initial complaint was amended to substitute individual investors as plaintiffs and was re-styled as a putative class action brought on behalf of REP investors. The First Amended Complaint was dismissed for failure to state a claim upon which relief may be granted. Plaintiffs filed a Second Amended Complaint on March 29, 2011, and the court denied the Coldwell Banker subsidiaries’ motion to dismiss on September 8, 2011. On August 22, 2011, plaintiffs filed their motion to certify a class, which has yet to be fully briefed by both parties. Trial is currently scheduled for August 2012.

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

***

The Company believes that it has adequately accrued for legal matters as appropriate. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, class action lawsuits can be costly to defend and, depending on the class size and claims, could be costly to settle. Lastly, there may be greater risk of unfavorable resolutions in the current economic environment due to various factors including the absence of other defendants (due to business failures) that may be the real cause of the liability and greater negative sentiment toward corporate defendants. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

At September 30, 2011, the due to former parent balance of $78 million was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

Apollo Management Fee Agreement

In connection with the Merger Transaction, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The Company pays Apollo an annual management fee for this service up to the sum of the greater of $15 million or 2.0% of the Company’s annual

Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. At September 30, 2011, the Company had $26 million accrued for the payment of Apollo management fees.

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

Escrow and Trust Deposits

As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently covered up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $321 million and $190 million at September 30, 2011 and December 31, 2010, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues(a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Real Estate Franchise Services	$151	$138	$429	$433
Company Owned Real Estate Brokerage Services	841	762	2,312	2,319
Relocation Services	126	122	323	304
Title and Settlement Services	95	84	268	235
Corporate and Other(b)	(58)	(54)	(167)	(167)

Total Company	$1,155	$1,052	$3,165	$3,124

(a)

Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $58 million and $167 million for the three and nine months ended

September 30, 2011, respectively, and $54 million and $167 million for the three and nine months ended September 30, 2010, respectively. Such amounts are eliminated through the Corporate and Other line. Revenues for the Relocation Services segment include $11 million and $29 million of intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment during the three and nine months ended September 30, 2011, respectively, and $12 million and $29 million during the three and nine months ended September 30, 2010, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.
(b)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended September 30,(a)		Nine Months Ended September 30,(b)
	2011	2010	2011	2010
Real Estate Franchise Services	$92	$90	$251	$278
Company Owned Real Estate Brokerage Services	47	31	58	81
Relocation Services	50	51	92	82
Title and Settlement Services	8	8	22	14
Corporate and Other	(10)	(3)	(60)	277

Total Company	187	177	363	732
Less:
Depreciation and amortization	46	49	139	148
Interest expense, net	159	151	499	458
Income tax expense	10	10	12	134

Net loss attributable to Holdings and Realogy	$(28)	$(33)	$(287)	$(8)

(a)	Includes $3 million of restructuring costs offset by a net benefit of $3 million of former parent legacy items for the three months ended September 30, 2011 compared to $2 million of restructuring costs offset by a net benefit of $6 million of former parent legacy items for the three months ended September 30, 2010.
(b)	Includes $8 million of restructuring costs and $36 million related to loss on the early extinguishment of debt, partially offset by a net benefit of $17 million of former parent legacy items for the nine months ended September 30, 2011 compared to $12 million of restructuring costs offset by a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments for the nine months ended September 30, 2010.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$831	$—	$—	$831
Service revenue	—	—	—	140	71	—	211
Franchise fees	—	—	—	73	—	—	73
Other	—	—	—	38	2	—	40

Net revenues	—	—	—	1,082	73	—	1,155

Expenses
Commission and other agent-related costs	—	—	—	547	—	—	547
Operating	—	—	—	273	51	—	324
Marketing	—	—	—	45	—	—	45
General and administrative	—	—	14	45	3	—	62
Former parent legacy costs (benefit), net	—	—	(3)	—	—	—	(3)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	2	44	—	—	46
Interest expense/(income), net	—	—	158	1	—	—	159
Intercompany transactions	—	—	1	(1)	—	—	—

Total expenses	—	—	172	957	54	—	1,183

Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(172)	125	19	—	(28)
Income tax expense (benefit)	—	—	(55)	55	10	—	10
Equity in earnings of unconsolidated entities	—	—	—	—	(11)	—	(11)
Equity in (earnings) losses of subsidiaries	28	28	(89)	(19)	—	52	—

Net income (loss)	(28)	(28)	(28)	89	20	(52)	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)

Net income (loss) attributable to Holdings and Realogy	$(28)	$(28)	$(28)	$89	$19	$(52)	$(28)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$751	$—	$—	$751
Service revenue	—	—	—	139	58	—	197
Franchise fees	—	—	—	67	—	—	67
Other	—	—	—	37	—	—	37

Net revenues	—	—	—	994	58	—	1,052

Expenses
Commission and otheragent-related costs	—	—	—	490	—	—	490
Operating	—	—	—	279	36	—	315
Marketing	—	—	—	41	1	—	42
General and administrative	—	—	8	34	3	—	45
Former parent legacy costs (benefit), net	—	—	(6)	—	—	—	(6)
Restructuring costs	—	—	—	2	—	—	2
Depreciation and amortization	—	—	2	47	—	—	49
Interest expense/(income), net	—	—	149	2	—	—	151
Intercompany transactions	—	—	1	(1)	—	—	—

Total expenses	—	—	154	894	40	—	1,088

Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(154)	100	18	—	(36)
Income tax expense (benefit)	—	—	(46)	45	11	—	10
Equity in earnings of unconsolidated entities	—	—	—	—	(13)	—	(13)
Equity in (earnings) losses of subsidiaries	33	33	(75)	(20)	—	29	—

Net income (loss)	(33)	(33)	(33)	75	20	(29)	(33)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income (loss) attributable to Holdings and Realogy	$(33)	$(33)	$(33)	$75	$20	$(29)	$(33)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,279	$—	$—	$2,279
Service revenue	—	—	—	375	192	—	567
Franchise fees	—	—	—	194	—	—	194
Other	—	—	—	120	5	—	125

Net revenues	—	—	—	2,968	197	—	3,165

Expenses
Commission and otheragent-related costs	—	—	—	1,498	—	—	1,498
Operating	—	—	—	821	138	—	959
Marketing	—	—	—	141	1	—	142
General and administrative	—	—	41	137	11	—	189
Former parent legacy costs (benefit), net	—	—	(17)	—	—	—	(17)
Restructuring costs	—	—	—	8	—	—	8
Depreciation and amortization	—	—	7	132	—	—	139
Interest expense/(income), net	—	—	495	4	—	—	499
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	3	(3)	—	—	—

Total expenses	—	—	565	2,738	150	—	3,453

Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(565)	230	47	—	(288)
Income tax expense (benefit)	—	—	(101)	94	19	—	12
Equity in earnings of unconsolidated entities	—	—	—	—	(15)	—	(15)
Equity in (earnings) losses of subsidiaries	287	287	(177)	(41)	—	(356)	—

Net income (loss)	(287)	(287)	(287)	177	43	356	(285)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)

Net income (loss) attributable to Holdings and Realogy	$(287)	$(287)	$(287)	$177	$41	$356	$(287)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,280	$—	$—	$2,280
Service revenue	—	—	—	367	151	—	518
Franchise fees	—	—	—	203	—	—	203
Other	—	—	—	121	2	—	123

Net revenues	—	—	—	2,971	153	—	3,124

Expenses
Commission and otheragent-related costs	—	—	—	1,479	—	—	1,479
Operating	—	—	—	818	107	—	925
Marketing	—	—	—	136	2	—	138
General and administrative	—	—	38	134	8	—	180
Former parent legacy costs (benefit), net	—	—	(315)	—	—	—	(315)
Restructuring costs	—	—	—	12	—	—	12
Depreciation and amortization	—	—	6	141	1	—	148
Interest expense/(income), net	—	—	453	5	—	—	458
Other (income)/expense, net	—	—	(1)	(5)	—	—	(6)
Intercompany transactions	—	—	4	(4)	—	—	—

Total expenses	—	—	185	2,716	118	—	3,019

Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(185)	255	35	—	105
Income tax expense (benefit)	—	—	(208)	321	21	—	134
Equity in earnings of unconsolidated entities	—	—	—	—	(22)	—	(22)
Equity in (earnings) losses of subsidiaries	8	8	31	(35)	—	(12)	—

Net income (loss)	(8)	(8)	(8)	(31)	36	12	(7)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)

Net income (loss) attributable to Holdings and Realogy	$(8)	$(8)	$(8)	$(31)	$35	$12	$(8)

Condensed Consolidating Balance Sheet

As of September 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3	$33	$68	$(2)	$102
Trade receivables, net	—	—	—	90	52	—	142
Relocation receivables	—	—	—	24	425	—	449
Relocation properties held for sale	—	—	—	17	—	—	17
Deferred income taxes	—	—	5	63	(2)	—	66
Intercompany note receivable	—	—	—	46	19	(65)	—
Other current assets	—	—	10	62	20	(1)	91

Total current assets	—	—	18	335	582	(68)	867
Property and equipment, net	—	—	19	147	3	—	169
Goodwill	—	—	—	2,613	—	—	2,613
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,858	—	—	2,858
Other intangibles, net	—	—	—	450	—	—	450
Other non-current assets	—	—	72	84	52	—	208
Investment in subsidiaries	(1,344)	(1,344)	8,189	187	—	(5,688)	—

Total assets	$(1,344)	$(1,344)	$8,298	$7,406	$637	$(5,756)	$7,897

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$8	$136	$14	$(3)	$155
Securitization obligations	—	—	—	—	332	—	332
Intercompany note payable	—	—	—	19	46	(65)	—
Due to former parent	—	—	78	—	—	—	78
Revolving credit facilities and current portion of long-term debt	—	—	142	50	8	—	200
Accrued expenses and other current liabilities	—	—	285	300	36	—	621
Intercompany payables	—	—	2,127	(2,119)	(8)	—	—

Total current liabilities	—	—	2,640	(1,614)	428	(68)	1,386
Long-term debt	—	—	6,827	—	—	—	6,827
Deferred income taxes	—	—	(617)	1,503	(1)	—	885
Other non-current liabilities	—	—	66	54	23	—	143
Intercompany liabilities	—	—	726	(726)	—	—	—

Total liabilities	—	—	9,642	(783)	450	(68)	9,241

Total equity (deficit)	(1,344)	(1,344)	(1,344)	8,189	187	(5,688)	(1,344)

Total liabilities and equity (deficit)	$(1,344)	$(1,344)	$8,298	$7,406	$637	$(5,756)	$7,897

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$69	$74	$51	$(2)	$192
Trade receivables, net	—	—	—	79	35	—	114
Relocation receivables	—	—	—	—	386	—	386
Relocation properties held for sale	—	—	—	21	—	—	21
Deferred income taxes	—	—	15	63	(2)	—	76
Intercompany note receivable	—	—	—	13	19	(32)	—
Other current assets	—	—	9	69	31	—	109

Total current assets	—	—	93	319	520	(34)	898
Property and equipment, net	—	—	21	162	3	—	186
Goodwill	—	—	—	2,611	—	—	2,611
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,909	—	—	2,909
Other intangibles, net	—	—	—	478	—	—	478
Other non-current assets	—	—	80	83	52	—	215
Investment in subsidiaries	(1,072)	(1,072)	8,014	152	—	(6,022)	—

Total assets	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$25	$168	$12	$(2)	$203
Securitization obligations	—	—	—	—	331	—	331
Intercompany note payable	—	—	—	19	13	(32)	—
Due to former parent	—	—	104	—	—	—	104
Revolving credit facilities and current portion of long-term debt	—	—	132	55	7	—	194
Accrued expenses and other current liabilities	—	—	178	316	31	—	525
Intercompany payables	—	—	1,949	(1,962)	13	—	—

Total current liabilities	—	—	2,388	(1,404)	407	(34)	1,357
Long-term debt	—	—	6,698	—	—	—	6,698
Deferred income taxes	—	—	(614)	1,497	—	—	883
Other non-current liabilities	—	—	86	61	16	—	163
Intercompany liabilities	—	—	722	(722)	—	—	—

Total liabilities	—	—	9,280	(568)	423	(34)	9,101

Total equity (deficit)	(1,072)	(1,072)	(1,072)	8,014	152	(6,022)	(1,072)

Total liabilities and equity (deficit)	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(423)	$296	$4	$(6)	$(129)

Investing activities
Property and equipment additions	—	—	(4)	(32)	(1)	—	(37)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(5)	—	—	(5)
Proceeds from certificates of deposits, net	—	—	—	—	9	—	9
Change in restricted cash	—	—	—	—	2	—	2
Intercompany note receivable	—	—	—	(33)	—	33	—
Other, net	—	—	—	(5)	—	—	(5)

Net cash provided by (used in) investing activities	—	—	(4)	(75)	10	33	(36)

Financing activities
Net change in revolving credit facilities	—	—	25	(5)	—	—	20
Proceeds from issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Proceeds from term loan extension	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(705)	—	—	—	(705)
Net change in securitization obligations	—	—	—	—	1	—	1
Debt issuance costs	—	—	(34)	—	—	—	(34)
Intercompany dividend	—	—	—	—	(6)	6	—
Intercompany note payable	—	—	—	—	33	(33)	—
Intercompany transactions	—	—	278	(250)	(28)	—	—
Other, net	—	—	(1)	(7)	3	—	(5)

Net cash provided by (used in) financing activities	—	—	361	(262)	3	(27)	75

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	(66)	(41)	17	—	(90)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192

Cash and cash equivalents, end of period	$—	$—	$3	$33	$68	$(2)	$102

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(In millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(449)	$370	$(17)	$(6)	$(102)

Investing activities
Property and equipment additions	—	—	(4)	(28)	(1)	—	(33)
Net assets acquired (net of cash acquired) and acquisition related payments	—	—	—	(2)	—	—	(2)
Net proceeds from sale of assets	—	—	—	5	—	—	5
Purchases of certificates of deposit	—	—	—	—	(10)	—	(10)
Change in restricted cash	—	—	—	—	4	—	4
Intercompany note receivable	—	—	—	(8)	—	8	—

Net cash provided by (used in) investing activities	—	—	(4)	(33)	(7)	8	(36)

Financing activities
Net change in revolving credit facilities	—	—	75	35	7	—	117
Repayments of term loan credit facility	—	—	(24)	—	—	—	(24)
Net change in securitization obligations	—	—	—	—	34	—	34
Intercompany dividend	—	—	—	—	(6)	6	—
Intercompany note payable	—	—	—	—	8	(8)	—
Intercompany transactions	—	—	353	(341)	(12)	—	—
Other, net	—	—	(1)	(6)	(2)	—	(9)

Net cash provided by (used in) financing activities	—	—	403	(312)	29	(2)	118

Net (decrease) increase in cash and cash equivalents	—	—	(50)	25	5	—	(20)
Cash and cash equivalents, beginning of period	—	—	194	24	42	(5)	255

Cash and cash equivalents, end of period	$—	$—	$144	$49	$47	$(5)	$235

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a global provider of real estate and relocation services and report our operations in the following four segments:

•

Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2011, we had approximately 14,300 franchised and company owned offices and 253,000 independent sales associates operating under our brands in the U.S. and 100 other countries and territories around the world, which included approximately 730 of our company owned and operated brokerage offices with approximately 43,200 independent sales associates.

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

In response to the housing downturn, the U.S. government implemented certain actions during the past several years to assist in the stabilization and/or recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding of billions to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010 and completion by September 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates (the first phase which ended on March 31, 2010 and the second phase which ended on June 30, 2011); (4) the continuation of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans, which expired on September 30, 2011; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, as well as, encouraging lenders through government financial incentives to modify loan terms with borrowers at risk of foreclosure or already in foreclosure. We believe these governmental actions have provided some stabilization to the residential real estate market.

Interest rates continue to be at low levels by historical standards, which we believe has helped to provide some stability in the residential real estate market and partially mitigate some of the decline in homesale transactions. According to Freddie Mac, interest rates on commitments for fixed-rate first mortgages have decreased from 5.3% in December 2008 to 4.1% in September 2011. Offsetting some of the favorable impact of lower interest rates are conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets.

According to Corelogic’s September 2011 press release, there are 1.7 million homes that are in some stage of foreclosure in the U.S. This magnitude of so-called shadow inventory could, were it to be released into the market, adversely impact home prices in local markets, while potentially increasing unit sales activity. Furthermore, Corelogic estimates that 10.9 million homes have negative equity, as the mortgages on such properties exceed the estimated fair market value of the homes. Utilizing 2010 Census data, the 10.9 million homes with negative equity represent 14% of all owner-occupied homes in the U.S. More than half of the homes with negative equity are located in just six states (AZ, CA, FL, GA, MI, NV) and, as a result, sales activity in these states could experience a slower pace of sales compared to the rest of the country, as homeowners may be reluctant to sell their residences at a loss.

According to NAR, the inventory of existing homes for sale is 3.5 million homes at September 2011 compared to 3.6 million homes at December 2010. The September 2011 inventory level represents a seasonally adjusted 8.5 months supply which is up from 8.2 months supply as of December 2010. The supply remains higher than the historical average and could increase due to the release of homes for sale by financial institutions. These factors could continue to add downward pressure on the price of existing homesales.

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

Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Substantial reduction in, or the elimination of, GSE demand for mortgage loans by reducing qualifying mortgages could have a material adverse effect on the mortgage industry and the housing industry in general and these provisions may reduce the availability or increase the cost of mortgages to certain individuals.

Potential Reform of the U.S. Housing Finance Market and Potential Wind-down of Freddie Mac and Fannie Mae. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Numerous pieces of legislation seeking various types of reform for the GSEs have been introduced in Congress. Two significant questions that need to be addressed in any such reform are: (1) will banks and other private sources of capital be able to fill homebuyers’ needs as the government seeks to pull back some of the housing mortgage market support and (2) will these other sources of capital be available at rates which are reasonably attractive to potential homebuyers. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, either of which could have a materially adverse affect on the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken.

Mortgage Interest Deduction. Certain lawmakers are looking into a variety of tax law changes in order to achieve additional tax revenues and reduce the federal deficit. One possible change would reduce the amount certain taxpayers would be allowed to deduct for home mortgage interest and possibly limit the deduction to one’s primary residence. Any reduction in the mortgage interest deduction could have an adverse effect on the housing market by reducing incentives for buying homes and could negatively affect property values.

***

We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increasing household formation, interest rate trends and locally based dynamics such as employment levels and housing demand relative to housing supply. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	lower unit sales, due to the reluctance of first time homebuyers to purchase due to concerns about investing in a home and move-up buyers having limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding in certain concentrated affected markets;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•

legislative or regulatory reform, including but not limited to reform that adversely impacts the financing of the U.S. housing market or amends the Internal Revenue Code in a manner that negatively impacts home ownership such as reform that reduces the amount that certain taxpayers would be allowed to deduct for home mortgage interest.

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

Homesales

There was an unusual pattern of activity in 2010 which creates atypical year over year quarterly comparisons in 2011. The number of homesale transactions in the second quarter of 2010 was positively impacted as a result of the homebuyer tax credit and, as a result, the first half of 2011 does not present a positive comparison. In addition, the second half of 2010 was weak which we believe was due to the pull-forward of homesales into the second quarter of 2010 due to the expiration of the tax credit combined with weak economic conditions, tight mortgage underwriting standards and high unemployment. As a result of the fluctuations in homesale activity in 2010, the year over year quarterly comparisons in the third quarter of 2011 were favorable with RFG and NRT homesales increasing 10% and 16%, respectively.

The year over year improvement in homesales for 2011 forecasted by NAR and Fannie Mae has been reduced as 2011 progressed due to the continued weak economic conditions, tight mortgage underwriting standards and high unemployment. For example, in March 2011, NAR estimated that homesale transactions would increase by 8% for 2011 compared to 2010, however, by its October 2011 forecast, NAR lowered the estimate so that the increase was only 1% for 2011 compared to 2010. The decrease in the forecast reflects the difficulty of determining the direction of the housing market given the current macroeconomic conditions.

		2011 vs. 2010
	Full Year 2010 vs. 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter Forecast	Full Year 2011 vs. 2010 Forecast
Number of Homesales
Industry
NAR(a)	(5%)	(1%)	(12%)	17%	5%	1%
Fannie Mae(a)	(5%)	(1%)	(13%)	17%	2%	1%
Realogy
Real Estate Franchise Services	(6%)	(4%)	(13%)	10%
Company Owned Real Estate Brokerage Services	(7%)	(3%)	(13%)	16%

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

Existing homesale transactions were reported by NAR to be 4.9 million homes for 2010 compared to 5.2 million homes in 2009. NAR estimates that existing homesale transactions for 2011 will increase slightly to 5.0 million homes.

As of their most recent releases, NAR and Fannie Mae are forecasting an increase of 4% and 1%, respectively, in existing homesale transactions for 2012 compared to 2011.

Homesale Price

In 2010, the percentage increase in the average price of homes brokered by our franchisees and company owned offices significantly outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve, as well as, a greater impact from increased activity in the mid and higher price point areas and less REO activity in our company owned offices compared to the prior year. This trend continued in 2011 with RFG homesale price up 1% and NRT homesale price flat for the nine months ended September 30, 2011 which significantly outperformed the NAR forecast of down approximately 4%. We believe that one significant reason, other than our geographic footprint, that accounts for the difference between our average homesale price and the median homesale price of NAR is due to the high level of distressed sales included in NAR’s data. In the third quarter of 2011, the average home price of homes transacted by NRT was down 5% compared to the same period in 2010. The decline was due to a shift in the mix of business to more lower priced properties compared to higher priced properties as we believe first time buyers appear to be more active in the market.

For the full year 2011, NAR and Fannie Mae are forecasting median price to be down compared to 2010 with a decrease of 4%, again reflecting the impact of distressed sales activity on the residential real estate market as a whole.

		2011 vs. 2010
	Full Year 2010 vs. 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter Forecast	Full Year 2011 vs. 2010 Forecast
Homesales Price
Industry (median)
NAR(a)	—%	(5%)	(4%)	(4%)	(3%)	(4%)
Fannie Mae(a)	—%	(5%)	(4%)	(3%)	(3%)	(4%)
Realogy (average)
Real Estate Franchise Services	4%	3%	2%	(1%)
Company Owned Real Estate Brokerage Services	11%	(1%)	5%	(5%)

(a)	Existing homesale price data is as of the most recent NAR and Fannie Mae press release.

As of their most recent releases, NAR is forecasting an increase of 3% in median homesale prices for 2012 compared to 2011, while Fannie Mae is forecasting a decrease of 1% in median homesale prices for 2012 compared to 2011.

***

While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results. In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR data is subject to periodic review and revision. NAR issued a press release earlier this year disclosing that it is engaged in a review of its sampling and methodology processes with respect to existing homesale data to ensure accuracy. NAR expects to issue revised data shortly that will result in a downward revision to sales volume but they expect that these revisions will not affect median prices and there will be no notable change to NAR’s previous characterizations of the market in terms of sales trends These revisions will have no impact on our reported financial results or key business driver information. While we believe that the industry data presented herein are derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone. We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period may materially differ.

Housing Affordability Index

According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines which began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index improved to 174 for 2010 compared to 169 for 2009 and 138 for 2008. The August 2011 index of 184 increased from the 2010 index and the overall improvement in this index could favorably impact a housing recovery.

Other Factors

Due to the prolonged downturn in the residential real estate market, a significant number of franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact transaction volumes in the future. Due to the factors noted above, we significantly increased our bad debt and note reserves in prior years and continue to actively monitor the collectability of receivables and notes from our franchisees.

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

Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through the third quarter of 2011, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the modestly declining trend in average brokerage commission rates will continue.

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

The decline in the number of homesale transactions and the decline in homesale prices has and could continue to adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees and company owned brokerages, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increase the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers.

The following table presents our drivers for the three and nine months ended September 30, 2011 and 2010. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Real Estate Franchise Services(a)
Closed homesale sides	252,991	229,241	10%	688,679	711,061	(3%)
Average homesale price	$200,987	$202,272	(1%)	$199,422	$196,641	1%
Average homesale broker commission rate	2.56%	2.53%	3 bps	2.55%	2.54%	1 bps
Net effective royalty rate	4.88%	4.95%	(7 bps)	4.86%	5.01%	(15 bps)
Royalty per side	$261	$267	(2%)	$257	$261	(2%)

Company Owned Real Estate Brokerage Services
Closed homesale sides	71,167	61,092	16%	195,428	197,207	(1%)
Average homesale price	$433,003	$457,782	(5%)	$432,758	$432,996	— %
Average homesale broker commission rate	2.49%	2.47%	2 bps	2.49%	2.48%	1 bps
Gross commission income per side	$11,620	$12,209	(5%)	$11,623	$11,522	1%

Relocation Services
Initiations	37,540	36,743	2%	119,081	115,361	3%
Referrals	22,254	19,625	13%	55,349	53,504	3%

Title and Settlement Services
Purchase title and closing units	26,128	22,963	14%	71,318	73,042	(2%)
Refinance title and closing units	14,234	17,546	(19%)	41,900	39,860	5%
Average price per closing unit	$1,446	$1,381	5%	$1,453	$1,406	3%

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Our consolidated results comprised the following:

	Three Months Ended September 30,
	2011	2010	Change
Net revenues	$1,155	$1,052	$103
Total expenses(1)	1,183	1,088	95

Net loss before income taxes, equity in earnings and noncontrolling interests	(28)	(36)	8
Income tax expense	10	10	—
Equity in earnings of unconsolidated entities	(11)	(13)	2

Net loss	(27)	(33)	6
Less: Net income attributable to noncontrolling interests	(1)	—	(1)

Net loss attributable to Holdings and Realogy	$(28)	$(33)	$5

(1)	Total expenses for the three months ended September 30, 2011 include $3 million of restructuring costs offset by a net benefit of $3 million of former parent legacy items. Total expenses for the three months ended September 30, 2010 include $2 million of restructuring costs, offset by a net benefit of $6 million of former parent legacy items.

Net revenues increased $103 million (10%) for the third quarter of 2011 compared with the third quarter of 2010 principally due to increases in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment. This increase is primarily due to reduced homesale transactions in the third quarter of 2010 which we believe was due to the pull-forward of sales into the second quarter of 2010 as a result of the expiration of the 2010 tax credit. The Title and Settlement Services segment also reported an increase in revenues due to higher refinance and title insurance premiums and the Relocation Services segment revenues increased due to volume increases.

Total expenses increased $95 million (9%) primarily driven by:

•	a $57 million increase in commission expenses paid to real estate agents due to an increase in homesale transaction volume;

•

a $9 million increase in operating expenses, primarily due to $8 million related to volume increases in the Title and Settlement Services segment and a $2 million increase in employee incentive costs, partially offset by a decrease of $2 million in operating expenses at the Company Owned Real Estate Brokerage Services segment due to restructuring and cost-saving activities; and

•

a $17 million increase in general and administrative expenses due to an $18 million increase in employee incentive costs primarily due to the prior year reversal of employee incentive accruals in the third quarter of 2010.

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the three months ended September 30, 2011 was $10 million. This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $4 million for foreign and state income taxes for certain jurisdictions

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30:

	Revenues			EBITDA(b)			Margin
	2011	2010	% Change	2011	2010	% Change	2011	2010	Change
Real Estate Franchise Services	$151	$138	9%	$92	$90	2%	61%	65%	(4)
Company Owned Real Estate Brokerage Services	841	762	10	47	31	52	6	4	2
Relocation Services	126	122	3	50	51	(2)	40	42	(2)
Title and Settlement Services	95	84	13	8	8	—	8	10	(2)
Corporate and Other(a)	(58)	(54)	*	(10)	(3)	*

Total Company	$1,155	$1,052	10%	$187	$177	6%	16%	17%	(1)

Less: Depreciation and amortization				46	49
Interest expense, net				159	151
Income tax expense				10	10

Net loss attributable to Holdings and Realogy				$(28)	$(33)

*	not meaningful
(a)	Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $58 million and $54 million during the three months ended September 30, 2011 and 2010, respectively, and unallocated corporate overhead.
(b)	Includes $3 million of restructuring costs offset by a net benefit of $3 million of former parent legacy items for the three months ended September 30, 2011 compared to $2 million of restructuring costs offset by a net benefit of $6 million of former parent legacy item for the three months ended September 30, 2010.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 1 percentage point for the three months ended September 30, 2011 compared to the same period in 2010.

On a segment basis, the Real Estate Franchise Services segment margin decreased 4 percentage points to 61% from 65% in the comparable prior period due to an increase in employee related costs and higher legal expenses. The Company Owned Real Estate Brokerage Services segment margin increased 2 percentage points to 6% from 4% in the comparable prior period due to an increase in the number of homesale transactions and lower operating expenses. The Relocation Services segment margin decreased 2 percentage points to 40% from 42% in the comparable prior period primarily due to employee related costs. The Title and Settlement Services segment margin decreased 2 percentage points to 8% from 10% in the comparable prior period due to higher resale volume offset by lower refinancing volume and an increase in underwriting costs.

The Corporate and Other EBITDA for the three months ended September 30, 2011 decreased $7 million to a negative $10 million due to a lower benefit related to former parent legacy items of $3 million in 2011 and a $5 million increase in employee related costs.

Real Estate Franchise Services

Revenues increased $13 million to $151 million and EBITDA increased $2 million to $92 million for the three months ended September 30, 2011 compared with the same period in 2010.

The increase in revenue was driven by a $5 million increase in third-party domestic franchisee royalty revenue due to a 10% increase in the number of homesale transactions, partially offset by a 1% decrease in the average homesale price and a lower net effective royalty rate as our larger affiliates are achieving higher volume levels.

The increase in revenue was also attributable to a $5 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $56 million and $51 million during the third quarter of 2011 and 2010, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services segment. In addition, marketing revenue and related marketing expenses increased $3 million, respectively, compared to the same period in 2010.

The increase in EBITDA was principally due to the increase in revenues discussed above, partially offset by an increase in employee related expenses of $5 million compared to the same period in the prior year and incremental expenses of $2 million related to legal expenses.

Company Owned Real Estate Brokerage Services

Revenues increased $79 million to $841 million and EBITDA increased $16 million to $47 million for the three months ended September 30, 2011 compared with the same period in 2010.

The increase in revenues, excluding REO revenues, of $81 million was due to increased commission income earned on homesale transactions which was primarily driven by a 16% increase in the number of homesale transactions, partially offset by a 5% decrease in the average price of homes sold. We believe the 16% increase in homesale transactions and 5% decrease in the average price of homes sold is reflective of industry trends in the markets we serve. The 5% decline in the average price for the third quarter of 2011was due to a shift in the mix of business to more lower priced properties compared to higher priced properties as we believe first time buyers appear to be more active in the market. Separately, revenues from our REO asset management company decreased by $2 million to $6 million for the three months ended September 30, 2011 compared to the same period in 2010 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

EBITDA increased $16 million due to the increase in revenues discussed above and a $6 million decrease in operating expenses, net of inflation, primarily due to restructuring and cost-saving activities as well as reduced employee costs. The EBITDA increases were partially offset by:

•	a $57 million increase in commission expenses paid to real estate agents as a result of the increase in revenues;

•	an increase of $5 million in royalties paid to our Real Estate Franchise Services segment, principally as a result of the increase in revenues earned on homesale transactions; and

•	$4 million of additional operating costs related to late 2010 acquisitions

Relocation Services

Revenues increased $4 million to $126 million while EBITDA decreased $1 million to $50 million for the three months ended September 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by $5 million of incremental international revenue due to increased transaction volume.

EBITDA decreased $1 million as a result of an increase in employee related expenses of $5 million and an increase in international operating expense of $3 million due to increased volume. The decreases were mostly offset by the increase in revenues discussed above and $2 million related to favorable foreign exchange rate movement in the third quarter of 2011 compared to the third quarter of 2010.

Title and Settlement Services

Revenues increased $11 million to $95 million while EBITDA remained flat at $8 million for the three months ended September 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by a $10 million increase in underwriter revenue and a $4 million increase in resale volume, partially offset by a $3 million decrease in volume from refinancing transactions. EBITDA remained flat as a result of the increase in revenues discussed above, offset by a net increase of $10 million in variable operating costs as more of our business was generated by third-party title agents.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2011	2010	Change
Net revenues	$3,165	$3,124	$41
Total expenses(1)	3,453	3,019	434

Net income (loss) before income taxes, equity in earnings and noncontrolling interests	(288)	105	(393)
Income tax expense	12	134	(122)
Equity in earnings of unconsolidated entities	(15)	(22)	7

Net income (loss)	(285)	(7)	(278)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)

Net loss attributable to Holdings and Realogy	$(287)	$(8)	$(279)

(1)	Total expenses for the nine months ended September 30, 2011 include $8 million of restructuring costs and $60 million related to the Refinancing Transactions, partially offset by a net benefit of $17 million of former parent legacy items. Total expenses for the nine months ended September 30, 2010 include $12 million of restructuring costs offset by a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments.

Net revenues increased $41 million (1%) for the first nine months of 2011 compared with the first nine months of 2010 principally due to an increase in revenues for the Title and Settlement Services segment due to higher refinance and title insurance premiums and the Relocation Services segment due to volume increases. These increases were partially offset by decreases in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment as a result of the absence of the homebuyer tax credit in 2011.

Total expenses increased $434 million (14%) primarily due to:

•

The absence of a net benefit of $315 million of parent legacy items as a result of tax and other liability adjustments which occurred in 2010 compared to a net benefit of $17 million of former parent legacy items in the first nine months of 2011;

•

the impact of the Refinancing Transactions which resulted in a $36 million loss on the early extinguishment of debt as well as an increase in interest expense of $17 million as a result of the de-designation of interest rate swaps and $7 million due to the write-off of financing costs;

•

a $47 million increase in operating, marketing and general and administrative expenses primarily due to $30 million of employee retention accruals, an increase of $35 million in operating costs as a result of volume increases in the Title and Settlement Services segment and the Relocation Services segment and a $9 million increase in operating expenses in the Real Estate Franchise Service segment, primarily related to the international business conferences for all of our brands in 2011 and an increase in bad debt and note reserves, partially offset by a decrease of $15 million in operating expenses at the Company Owned Real Estate Brokerage Services segment due to restructuring and cost-saving activities as well as reduced employee costs; and

•	a $19 million increase in commission expenses paid to real estate agents due to more experienced and productive agents completing a greater percentage of homesale transactions.

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Income tax expense for the nine months ended September 30, 2011 was $12 million. This expense included $12 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $7 million was recognized for foreign and state income taxes for certain jurisdictions offset by a $7 million benefit due to the de-designation of the interest rate swaps from an accounting perspective.

Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA(b)			Margin
	2011	2010	% Change	2011	2010	% Change	2011	2010	Change
Real Estate Franchise Services	$429	$433	(1%)	$251	$278	(9%)	59%	64%	(5)
Company Owned Real Estate Brokerage Services	2,312	2,319	—	58	81	(28)	3	3	—
Relocation Services	323	304	6	92	82	12	28	27	1
Title and Settlement Services	268	235	14	22	14	57	8	6	2
Corporate and Other(a)	(167)	(167)	*	(60)	277	*

Total Company	$3,165	$3,124	1%	$363	$732	(50%)	12%	23%	(11)

Less: Depreciation and amortization				139	148
Interest expense, net(c)				499	458
Income tax expense				12	134

Net loss attributable to Holdings and Realogy				$(287)	$(8)

*	not meaningful
(a)	Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $167 million and $167 million during the nine months ended September 30, 2011 and 2010, respectively, and unallocated corporate overhead.
(b)	Includes $8 million of restructuring costs and $36 million loss on the early extinguishment of debt, partially offset by a net benefit of $17 million of former parent legacy items for the nine months ended September 30, 2011 compared to $12 million of restructuring costs, offset by a net benefit of $315 million of former parent legacy items primarily as a result of tax and other liability adjustments for the nine months ended September 30, 2010.

(c)	Includes $24 million of higher interest expense in 2011 of which $17 million was a result of the de-designation of interest rate swaps from an accounting perspective and $7 million was due to the write-off of financing costs as a result of the Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 11 percentage points for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a net benefit of $315 million of former parent legacy items resulting from tax and other liability adjustments in the first nine months of 2010 compared to a net benefit of $17 million of former parent legacy items for the same period in 2011. In addition, there was a decrease in current year EBITDA due to a $36 million loss on the early extinguishment of debt as well as a decrease in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment, partially offset by an improvement in EBITDA for the Relocation Services segment due to volume increases.

On a segment basis, the Real Estate Franchise Services segment margin decreased 5 percentage points to 59% from 64% in the comparable prior period due to an increase in employee related expenses, international business conferences for all of our brands in 2011 and bad debt and note reserves expense. The Company Owned Real Estate Brokerage Services segment margin remained at 3% due to a slight decrease in the number of homesale transactions and a decrease in equity earnings related to our investment in PHH Home Loans, partially offset by lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin increased 1 percentage point to 28% from 27% in the comparable prior period primarily due to volume increases. The Title and Settlement Services segment margin increased 2 percentage points to 8% from 6% in the prior period due to higher refinance and underwriter transaction volume.

The Corporate and Other EBITDA for the nine months ended September 30, 2011 decreased $337 million to negative $60 million primarily due to a net benefit of $315 million in 2010 of former parent legacy items resulting from tax and other liability adjustments compared to a net benefit of $17 million in 2011 from former parent legacy items for the same comparable period and a $36 million loss on the early extinguishment of debt as a result of the Refinancing Transactions.

Real Estate Franchise Services

Revenues decreased $4 million to $429 million and EBITDA decreased $27 million to $251 million for the nine months ended September 30, 2011 compared with the same period in 2010.

The decrease in revenue was driven by a $9 million decrease in third-party domestic franchisee royalty revenue due to a 3% decrease in the number of homesale transactions, a lower net effective royalty rate as our larger affiliates are achieving higher volume levels and an increase in Sotheby’s International Realty volume which is at a lower net effective royalty rate.

These decreases were partially offset by a 1% increase in the average homesale price primarily due to increased Sotheby’s International Realty volume and a $6 million increase in marketing revenue compared to the same period in 2010.

The decrease in revenue was also attributable to a $1 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $157 million and $158 million during the first nine months of 2011 and 2010, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services segment.

The decrease in EBITDA was due to the decrease in revenues discussed above, as well as an increase in employee related costs of $6 million, an increase in marketing expense of $4 million, an increase in bad debt and note reserves expense of $3 million compared to the same period in the prior year, incremental expenses of

$4 million related to the international business conferences for all of our brands in 2011 and a $4 million increase in legal expenses primarily due to the reversal of litigation accruals in connection with a favorable outcome and an insurance reimbursement in the first nine months of 2010.

Company Owned Real Estate Brokerage Services

Revenues decreased $7 million to $2,312 million and EBITDA decreased $23 million to $58 million for the nine months ended September 30, 2011 compared with the same period in 2010.

The decrease in revenues was driven by a decrease of $8 million related to our REO asset management company in the nine months ended September 30, 2011 compared to the same period in 2010 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders. Excluding REO revenues discussed above, revenues increased $1 million due to increased commission income earned on homesale transactions which was primarily driven by an increase in average broker commission rate, partially offset by a 1% decrease in the number of homesale transactions. We believe the 1% decrease in homesale transactions is reflective of industry trends in the markets we serve.

EBITDA decreased $23 million due to the decrease in revenues discussed above, as well as, a $19 million increase in commission expenses paid to real estate agents due to more experienced and productive agents completing a greater percentage of homesale transactions, $13 million related to additional operating costs related to late 2010 acquisitions and a $6 million decrease in equity earnings related to our investment in PHH Home Loans, partially offset by a $28 million decrease in operating expenses, net of inflation, due to restructuring and cost-saving activities as well as reduced employee costs.

Relocation Services

Revenues increased $19 million to $323 million and EBITDA increased $10 million to $92 million for the nine months ended September 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by:

•	$15 million of incremental international revenue due to increased transaction volume;

•	$4 million increase in relocation service fee revenues primarily due to higher domestic transaction volume; and

•	a $2 million increase in referral fee revenue primarily due to increased domestic transaction volume, offset by decreased home values.

These increases were partially offset by a $3 million decrease in at-risk revenue due primarily to fewer closings in 2011 compared to 2010.

EBITDA increased $10 million primarily as a result of the increase in revenues discussed above and a $3 million decrease in restructuring expenses, partially offset by an $11 million increase in operating expenses due to employee related costs and higher international volume.

Title and Settlement Services

Revenues increased $33 million to $268 million and EBITDA increased $8 million to $22 million for the nine months ended September 30, 2011 compared with the same period in 2010.

The increase in revenues was primarily driven by a $27 million increase in underwriter revenue and a $7 million increase in volume from refinancing transactions, partially offset by a $1 million decrease in resale volume. EBITDA increased $8 million as a result of the increase in revenues discussed above partially offset by an increase of $24 million in variable operating costs as a result of the increase in underwriter and refinancing volume noted above.

2011 Restructuring Program

During the first nine months of 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2011. As of September 30, 2011, the Company Owned Real Estate Brokerage Services segment recognized $4 million of facility related expenses and $3 million of personnel related expenses. The Title and Settlement Services segment recognized $1 million of facility and personnel related expenses. At September 30, 2011, the remaining liability is $4 million.

2010 Restructuring Program

During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $13 million of restructuring expense in the first nine months of 2010 and $21 million for the year ended December 31, 2010.

The table below shows restructuring expense by category and the corresponding payments and other reductions from inception to September 30, 2011:

	Personnel Related	Facility Related	Asset Impairments	Total
Restructuring expense and other additions(a)	$5	$16	$1	$22
Cash payments and other reductions	(4)	(6)	(1)	(11)

Balance at December 31, 2010	1	10	—	11
Cash payments and other reductions	(1)	(4)	—	(5)

Balance at September 30, 2011	$—	$6	$—	$6

(a)	Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30, 2011	December 31, 2010	Change
Total assets	$7,897	$8,029	$(132)
Total liabilities	9,241	9,101	140
Total equity (deficit)	(1,344)	(1,072)	(272)

For the nine months ended September 30, 2011, total assets decreased $132 million primarily as a result of a decrease in cash and cash equivalents of $90 million, a decrease in franchise agreements intangible assets, other intangibles and property and equipment of $51 million, $28 million and $17 million, respectively, due to amortization and depreciation, partially offset by an increase in trade receivables and relocation receivables of $28 million and $63 million, respectively. Total liabilities increased $140 million principally due to a $135 million increase in long term debt, primarily as a result of the refinancing transactions and a $96 million increase in accrued expenses and other liabilities, partially offset by a $48 million decrease in accounts payable and a $26 million decrease in due to former parent. Total equity (deficit) decreased $272 million primarily due to the net loss attributable to Holdings and Realogy of $287 million for the nine months ended September 30, 2011.

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

Although we have seen improvement in affordability and average homesale price, we are not certain whether these signs of stabilization will lead to a recovery. Factors that may negatively affect a housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•	lower unit sales, due to the reluctance of first time homebuyers to purchase due to concerns about investing in a home and move-up buyers having limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding in certain concentrated affected markets;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•

legislative or regulatory reform, including but not limited to reform that adversely impacts the financing of the U.S. housing market or amends the Internal Revenue Code in a manner that negatively impacts home ownership such as reform that reduces the amount that certain taxpayers would be allowed to deduct for home mortgage interest.

Consequently, we cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.

At September 30, 2011, our primary sources of liquidity are cash flows from operations and funds available under the revolving credit facilities and our securitization facilities. Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures. Based upon current interest rates and debt borrowings as of September 30, 2011, we estimate that our annual cash interest payments will be approximately $600 million and these payments will be funded through cash generated from operations as well as availability under our existing revolving credit facilities. Based upon the Company’s financial forecast, the Company believes that it will meet its cash flow needs for at least the remainder of 2011 as well as the year ended December 31, 2012.

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

We will continue to evaluate potential transactions to refinance certain tranches of our indebtedness, extend maturities and/or reduce first lien debt. There can be no assurance as to which, if any, of these alternatives we may pursue as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements. There also can be no assurance that financing or refinancing will be available to us on acceptable terms or at all.

Cash Flows

At September 30, 2011, we had $102 million of cash and cash equivalents, a decrease of $90 million compared to the balance of $192 million at December 31, 2010. The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$(129)	$(102)	$(27)
Investing activities	(36)	(36)	—
Financing activities	75	118	(43)

Net change in cash and cash equivalents	$(90)	$(20)	$(70)

For the nine months ended September 30, 2011 we used $27 million of additional cash in operations compared to the same period in 2010. For the nine months ended September 30, 2011, $129 million of cash was used in operating activities due to negative cash flows from operating results of $107 million after $354 million of cash interest payments, an increase in trade receivables and relocation receivables of $28 million and $64 million, respectively, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $51 million. For the nine months ended September 30, 2010, $102 million of cash was used in operating activities due to increases in trade receivables and relocation receivables of $35 million and $77 million, respectively, as well as by negative cash flows from operating results of $107 million after $334 million of cash interest payments, partially offset by an increase in accounts payable and a decrease in relocation properties held for sale of $96 million and $35 million, respectively.

For the nine months ended September 30, 2011, $36 million of cash was used in investing activities primarily due to $37 million of property and equipment additions and acquisition related payments of $5 million, partially offset by net proceeds from certificates of deposit of $9 million. For the nine months ended September 30, 2010, $36 million of cash was used in investing activities and was primarily due to $33 million of property and equipment additions and the purchase of certificates of deposit for $10 million, partially offset by proceeds from the sale of assets of $5 million.

For the nine months ended September 30, 2011 we provided $43 million less cash from financing activities compared to the same period in 2010. For the nine months ended September 30, 2011, $75 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $20 million, partially offset by $705 million of term loan facility repayments and the payment of $34 million of debt issuance costs. For the nine months ended September 30, 2010, $118 million of cash was provided by financing activities and was comprised of $117 million of proceeds from drawings on our unsecured revolving credit facilities and additional securitization obligations of $34 million, partially offset by $24 million of term loan facility repayments.

Financial Obligations

In connection with the closing of the Merger Transactions on April 10, 2007, Realogy entered into the Senior Secured Credit Facility consisting of (i) a $3,170 million term loan facility, (ii) a $750 million revolving credit facility, (iii) a $525 million synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) a $650 million incremental (or accordion) loan facility, which was utilized in connection with the incurrence of Second Lien Loans in 2009 as described below.

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

Interest rates with respect to term loans under the Senior Secured Credit Facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.0% (or with respect to the extended term loans, 4.25%) or (b) the higher of the Federal Funds Effective Rate plus 0.5% (or with respect to the extended term loans, 1.75%) and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.0% (or with respect to the extended term loans, 3.25%).

The Senior Secured Credit Facility, as amended provides for a $652 million revolving credit facility, which includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes, including permitted acquisitions and investments. Interest rates with respect to revolving loans under the Senior Secured Credit Facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

The Senior Secured Credit Facility, as amended, provided for a $525 million synthetic letter of credit facility which is for: (1) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (2) general corporate purposes in an amount not to exceed $100 million. In light of the reduction in Cendant’s contingent and other liabilities, on January 5, 2011, Realogy reduced the synthetic letter of credit facility to $223 million. As of September 30, 2011, most of the capacity was being utilized by a $100 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.

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

Other Bank Indebtedness

Realogy has separate revolving U.S. credit facilities under which it can borrow up to $125 million and a separate U.K. credit facility under which it can borrow up to £5 million. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the Senior Secured Credit Facility. The facilities generally have a one-year term with certain options for renewal. As of September 30, 2011, Realogy had outstanding borrowings of $133 million under these credit facilities with $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013. For the nine months ended September 30, 2011, the weighted average interest rate is 2.9% under the U.S. credit facilities and 2.5% under the U.K. credit facility with interest payable either monthly or quarterly.

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

The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, Realogy had the option to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus 0.75%. Beginning with the interest period which ended October 2008 through the interest period which ended April 2011, Realogy elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. Realogy elected to pay Cash Interest for the interest period commencing April 15, 2011 and is required to make all future interest payments on the Senior Toggle Notes entirely in cash until they mature.

Realogy would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, Realogy is required to redeem for cash a portion of each Senior Toggle Note then outstanding at the end of the accrual period ending in April 2012. The portion of a Senior Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). For the periods that Realogy elected to pay PIK Interest, Realogy will be required to repay approximately $11 million in April 2012.

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

The Apple Ridge entities and Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $432 million and $393 million of underlying relocation receivables and other related relocation assets at September 30, 2011 and December 31, 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $1 million and $4 million for the three and nine months ended September 30, 2011, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2010, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 1.9% and 2.6% for the nine months ended September 30, 2011 and 2010, respectively.

AVAILABLE CAPACITY

As of September 30, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility(1)	April 2013	$289	$22	$217
Extended revolving credit facility(1)	April 2016	363	28	272
Non-extended term loan facility	October 2013	631	631	—
Extended term loan facility	October 2016	1,822	1,822	—
First and a Half Lien Notes	February 2019	700	700	—
Second Lien Loans	October 2017	650	650	—
Other bank indebtedness(2)	Various	133	133	—
Existing Notes
10.50% Senior Notes	April 2014	64	64	—
11.00%/11.75% Senior Toggle Notes	April 2014	52	52	—
12.375% Senior Subordinated Notes(3)	April 2015	190	187	—
Extended Maturity Notes
11.50% Senior Notes(4)	April 2017	492	489	—
12.00% Senior Notes(5)	April 2017	130	129	—
13.375% Senior Subordinated Notes	April 2018	10	10	—
11.00% Convertible Notes	April 2018	2,110	2,110	—
Securitization obligations:(6)
Apple Ridge Funding LLC	April 2012	400	299	101
Cartus Financing Limited(7)	Various	62	33	29

		$8,098	$7,359	$619

(1)	The available capacity under these facilities was reduced by $50 million and $63 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively, at September 30, 2011. Based upon the senior secured leverage ratio of 4.15 to 1 at September 30, 2011, we could have borrowed as of such date an additional $354 million under the revolving credit facility under the senior secured credit agreement and remained in compliance with the 4.75 to 1 maximum senior secured leverage ratio. On October 31, 2011, the Company had $300 million outstanding on the revolving credit facilities, $133 million on the non-extended facility and $167 million on the extended facility.
(2)	Consists of revolving credit facilities that are supported by letters of credit issued under the Senior Secured Credit Facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013.
(3)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.
(4)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.
(5)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.
(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(7)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

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

As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the Senior Secured Credit Facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve-month EBITDA (as such terms are defined in the Senior Secured Credit Facility), calculated on a “pro forma” basis pursuant to the Senior Secured Credit Facility, may not exceed 4.75 to 1.0. Total senior secured net debt does not include the Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes. At September 30, 2011, the Company’s senior secured leverage ratio was 4.15 to 1. EBITDA, as defined in the Senior Secured Credit Facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio.

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

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and EBITDA measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate EBITDA measures differently so they may not be comparable.

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

A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2011 is set forth in the following table:

	Year Ended December 31, 2010	Less	Equals	Plus	Equals
		Nine Months Ended September 30, 2010	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2011	Twelve Months Ended September 30, 2011
Net loss attributable to Realogy	$(99)	$(8)	$(91)	$(287)	$(378	)(a)
Income tax expense (benefit)	133	134	(1)	12	11

Income (loss) before income taxes	34	126	(92)	(275)	(367)
Interest expense, net	604	458	146	499	645
Depreciation and amortization	197	148	49	139	188

EBITDA	835	732	103	363	466	(b)
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy cost (benefit) items, net(c)					(7)
Pro forma cost-savings for 2011 restructuring initiatives(d)					12
Pro forma cost-savings for 2010 restructuring initiatives(e)					3
Pro forma effect of business optimization initiatives(f)					50
Non-cash charges(g)					3
Non-recurring fair value adjustments for purchase accounting(h)					4
Pro forma effect of acquisitions and new franchisees(i)					7
Apollo management fees(j)					15
Incremental securitization interest costs(k)					2
Loss on the early extinguishment of debt					36

Adjusted EBITDA					$591

Total senior secured net debt(l)					$2,453
Senior secured leverage ratio					4.15x

(a)	Net loss attributable to Realogy consists of: (i) a loss of $91 million for the fourth quarter of 2010; (ii) a loss of $237 million for the first quarter of 2011; (iii) a loss of $22 million for the second quarter of 2011 and (iv) a loss of $28 million for the third quarter of 2011.
(b)	EBITDA consists of: (i) $103 million for the fourth quarter of 2010; (ii) a negative $11 million for the first quarter of 2011; (iii) $187 million for the second quarter of 2011 and (iv) $187 million for the third quarter of 2011.
(c)	Consists of $17 million of restructuring costs and $1 million of merger costs offset by a net benefit of $25 million for former parent legacy items.

(d)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first nine months of 2011. From this restructuring, we expect to reduce our operating costs by approximately $17 million on a twelve-month run-rate basis and estimate that $5 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2010 through the time they were put in place had those actions been effected on October 1, 2010.
(e)	Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2010. From this restructuring, we expect to reduce our operating costs by approximately $34 million on a twelve-month run-rate basis and estimate that $31 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2010 through the time they were put in place had those actions been effected on October 1, 2010.
(f)	Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $2 million related to our Relocation Services integration costs, new business start-ups and acquisition related non-cash adjustments, $5 million related to vendor renegotiations, $37 million for employee retention accruals and $6 million of other initiatives. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.
(g)	Represents the elimination of non-cash expenses, including $7 million of stock-based compensation expense and $2 million of other items less $6 million for the change in the allowance for doubtful accounts and notes reserves from October 1, 2010 through September 30, 2011.
(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.
(i)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on October 1, 2010. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2010.
(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended September 30, 2011.
(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2011.
(l)	Represents total borrowings under the Senior Secured Credit Facility which are secured by a first priority lien on our assets of $2,503 million plus $12 million of capital lease obligations less $62 million of readily available cash as of September 30, 2011. Pursuant to the terms of the Senior Secured Credit Facility, senior secured net debt does not include First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on our assets, securitization obligations or Unsecured Notes.

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

As of September 30, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.15 to 1.0. While the housing market has shown signs of stabilization, in part due to government actions designed to bolster the housing market, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio as a result of negative cash flows due to our significant annual interest payments.

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

Securitization Programs

Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The Apple Ridge securitization facility under which securitization obligations are issued has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, limits on net credit losses incurred, financial reporting requirements, restrictions on mergers and change of control, and cross defaults under the Senior Secured Credit Facility, Unsecured Notes and other material indebtedness. The Company is currently in the process of negotiating an amendment and extension of the Apple Ridge securitization program which expires in April 2012. We cannot assure you that such financing will be available or, if available, on terms favorable to us.

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. The defense and resolution of these litigation matters could result in substantial costs and cash payments and there can be no assurance that such resolutions will not have a material adverse effect on our results of operations, financial condition or liquidity.

***

Contractual Obligations

The following table summarizes our future contractual obligations as of September 30, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total
Non-extended revolving credit facility(a)	$—	$—	$22	—	$—	$—	$22
Extended revolving credit facility(a)	—	—	—	—	—	28	28
Non-extended term loan facility(b)	2	6	623	—	—	—	631
Extended term loan facility(c)	—	—	—	—	—	1,822	1,822
First and a Half Lien Notes(d)	—	—	—	—	—	700	700
Second Lien Loans(d)	—	—	—	—	—	650	650
Other bank indebtedness(e)	—	83	50	—	—	—	133
10.50% Senior Notes(g)	—	—	—	64	—	—	64
11.50% Senior Notes(h)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes(f)(g)	—	11	—	41	—	—	52
12.00% Senior Notes(h)	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes(g)	—	—	—	—	190	—	190
13.375% Senior Subordinated Notes(h)	—	—	—	—	—	10	10
11.00% Convertible Notes(h)	—	—	—	—	—	2,110	2,110
Securitized obligations(i)	—	299	—	—	33	—	332
Operating leases(j)	40	127	88	53	35	35	378
Capital leases (including imputed interest)	2	6	4	2	—	—	14
Purchase commitments(k)	20	38	22	11	10	261	362

Total(l)(m)	$64	$570	$809	$171	$268	$6,238	$8,120

(a)	The Company’s Senior Secured Credit Facility provides for a $652 million revolving credit facility, which includes a $289 million revolver expiring in April 2013 and a $363 million revolver expiring in April 2016. The obligation is classified on the balance sheet as current due to the revolving nature of the facility.
(b)	The Company’s non-extended term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date of October 2013. The Company has entered into derivative instruments to fix the interest rate for $425 million of the variable rate debt, which will result in interest payments of $27 million annually. The interest rate for the remaining portion of the variable rate debt of $206 million will be determined by the interest rates in effect during each period.
(c)	The Company’s extended term loan facility matures in October 2016. The interest rate for the variable rate debt of $1,822 million will be determined by the interest rates in effect during each period. There is no scheduled amortization of principal.
(d)	The Company’s First and a Half Lien Notes bear an annual interest rate of 7.875% and the Second Lien Loans bear an annual interest rate of 13.50%. Interest payments are due semi-annually and the annual interest expense for the First and a Half Lien Notes and the Second Lien Loans is approximately $143 million. There is no scheduled amortization with either debt.
(e)	Consists of revolving credit facilities that are supported by letters of credit issued under the Senior Secured Credit Facility, $75 million is due in July 2012, $8 million due in August 2012, and $50 million is due in January 2013. These obligations are classified on the balance sheet as current due to the revolving nature of the facilities. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period.
(f)	The Company utilized the PIK Interest option to satisfy interest payment obligations for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes from October 2008 through April 2011. As a result, the Company is subject to certain interest deduction limitations if the Senior Toggle Notes were treated as AHYDO within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company is required to redeem for cash a portion of each Senior Toggle Note then outstanding in April 2012 which is estimated to be approximately $11 million.

(g)	Annual interest expense for the 10.50% Senior Notes, 12.375% Senior Subordinated Notes and Senior Toggle Notes is approximately $36 million.
(h)	Annual interest expense for the 11.50% Senior Notes, 12.00% Senior Notes, 13.375% Senior Subordinated Notes and the Convertible Notes is approximately $306 million.
(i)	The Company’s securitization obligations are variable rate debt and the interest payments will be determined by the interest rates in effect during each period. These agreements expire in April 2012, August 2012, and August 2015. However, these obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.
(j)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.
(k)	Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. The purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2057. The annual minimum fee began at $0.5 million in 2009 and will increase to $4 million by 2014 and generally remains the same thereafter.
(l)	In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At September 30, 2011, the letter of credit was at $100 million. This letter of credit is not included in the contractual obligations table above.
(m)	The contractual obligations table does not include the Apollo management fee and does not include other non-current liabilities such as pension liabilities of $44 million and unrecognized tax benefits of $37 million as the Company is not able to estimate the year in which these liabilities could be paid.

Potential Debt Purchases or Sales

Our affiliates have purchased a portion of our indebtedness and we or our affiliates from time to time may sell such indebtedness or purchase additional portions of our indebtedness. Any such future purchases or sales may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any such affiliates may determine. Affiliates who own portions of our indebtedness earn interest on a consistent basis with third party owners of such indebtedness.

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

Our principal market exposure is interest rate risk. At September 30, 2011, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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

At September 30, 2011, we had total long-term debt of $7,027 million, excluding $332 million of securitization obligations. Of the $7,027 million of long-term debt, the Company has $2,636 million of variable interest rate debt primarily based on LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $425 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $22 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At September 30, 2011, the fair value of our long-term debt approximated $5,578 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $155 million impact on the fair value of our long-term debt.

Item 4.	Controls and Procedures.

Controls and Procedures for Domus Holdings Corp.

(a)	Domus Holdings Corp. (“Holdings”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings’ management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this quarterly report on Form 10-Q, Holdings has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in Holdings’ internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Controls and Procedures for Realogy Corporation

(a)	Realogy Corporation (“Realogy”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy’s management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this quarterly report on Form 10-Q, Realogy has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy’s disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)	There has not been any change in Realogy’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain other claims and legal actions arising in the ordinary course of our business. The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Certain of these actions allege damages under statutes that provide for treble or punitive damages. In addition, certain of these matters have or may become class action lawsuits which are inherently unpredictable and subject to significant uncertainties. We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of any of the current proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The following updates certain disclosures with respect to specific legal and regulatory proceedings contained in our June 2011 Final Prospectus and our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011.

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

A case management order entered on November 29, 2010 established, among other things, a trial date of April 16, 2012. Pursuant to the court order, the Notice Administrator has advised us that the notice of pendency of the action was mailed to possible class members on March 4, 2011, and a summary of that notice has been published in various print and online media.

In August 2011, the court denied, without prejudice, plaintiffs’ motion seeking to invalidate two categories of claims releases. Based on the rulings of the court to date, there are approximately 1,020 franchisees (former and current) who are members of the class for all or a portion of the class period. Also, based upon the rulings by the court, merits discovery is substantially complete, but the exchange of expert reports and related discovery has not yet occurred.

This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. The resolution of the Cooper Litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.

Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al). The case, pending in the United States District Court for the Central District of California, arises from the relationship of several of our subsidiaries with a former Coldwell Banker Commercial franchise, whose affiliated entity allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities during the period in which it was a franchisee and for a period of time after the franchise agreement was terminated. In a SEC civil proceeding asserting violations of various securities laws, by stipulated judgment dated September 2, 2009, a shareholder of the franchisee, Real Estate Partners, Inc. (“REP”), and REP’s affiliated entities were ordered to disgorge approximately $53 million in funds raised from investors. REP filed for Chapter 11 bankruptcy protection in 2007. The bankruptcy trustee is actively working on gathering assets to compensate creditors, including the allegedly defrauded investors. In April 2010, the Joint Equity Committee of Investors of Real Estate Partners, Inc. (“Joint Equity Committee”) filed this action against our subsidiaries Coldwell Banker Real Estate Corporation and Coldwell Banker Real Estate LLC, alleging, among other things, negligence and fraud. The plaintiff alleged that the Coldwell Banker subsidiaries knew or should have known that REP and the Coldwell Banker Commercial franchisee were using the marks in connection with the promotion of securities but that the Coldwell Banker subsidiaries failed to act to stop that use. After the Coldwell Banker subsidiaries filed a motion to dismiss arguing, among other things, that the Joint Equity Committee lacked standing to bring claims on behalf of the investors or creditors in the bankruptcy proceeding, the initial complaint was amended to substitute individual investors as plaintiffs and was re-styled as a putative class action brought on behalf of REP investors. The First Amended Complaint was dismissed for failure to state a claim upon which relief may be granted. Plaintiffs filed a Second Amended Complaint on March 29, 2011, and the court denied the Coldwell Banker subsidiaries’ motion to dismiss on September 8, 2011. On August 22, 2011, plaintiffs filed their motion to certify a class, which has yet to be fully briefed by both parties. Trial is currently scheduled for August 2012.

***

The Company also monitors litigation and claims asserted against other industry participants together with new statutory and regulatory enactments for potential impacts to its business. Two key areas that the Company is currently monitoring are RESPA compliance and rules concerning use of customer information with affiliates. The U.S. Supreme Court recently agreed to hear Freeman vs. Quicken Loans, Inc., where the issue presented is whether RESPA applies to a fee that is not split or shared with a third party. A decision in that case could impact the extent to which RESPA applies to certain fixed fees that real estate brokerages, including our Company owned brokerages and certain of our franchisees, charge to a buyer or seller in a homesale transaction. Although the Company responds, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMUS HOLDINGS CORP.

REALOGY CORPORATION

Date: November 1, 2011	/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 1, 2011	/s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX

Exhibit	Description

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Chief Executive Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification for Domus Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Realogy Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished electronically with this report.