Form 10-K
REALOGY CORP; Domus Holdings Corp
filed 2012-03-02
CIK 1355001, 1398987

~~_________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 333-173250
DOMUS HOLDINGS CORP
(Exact name of registrant as specified in its charter)
Commission File Nos. 333-173250, 333-173254 and 333-148153
REALOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8050955 and 20-4381990 (I.R.S. Employer Identification Number)
One Campus Drive Parsippany, NJ (Address of principal executive offices)	07054 (Zip Code)
(973) 407-2000 (Registrants' telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
___________________________
Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☒  No ☐
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☒
Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on December 31, 2011 was zero.
There were 105,000 shares of Class A Common Stock, $0.01 par value, and 200,426,906 shares of Class B Common Stock, $0.01 par value, of Domus Holdings Corp. outstanding as of March 2, 2012. There were 100 shares of Common Stock, $0.01 par value, of Realogy Corporation outstanding as of March 2, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
 None.
~~_________________________________________________________________________________________________________________________________________________________~~

PART I

Item 1.	Business	6
Item 1A.	Risk Factors	23
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Mine Safety Disclosures	44

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 6.	Selected Financial Data	45
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A.	Qualitative and Quantitative Disclosures about Market Risk	83
Item 8.	Financial Statements and Supplementary Data	83
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	85

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	86
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109
Item 13.	Certain Relationships and Related Transactions, and Director Independence	112
Item 14.	Principal Accounting Fees and Services	119
PART IV
Item 15.	Exhibits, Financial Statements and Schedules	120

SIGNATURES		121

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act		122
Financial Statements and Notes		F-1
Exhibit Index		G-1

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Domus Holdings Corp. (“Holdings”) and its consolidated subsidiaries, including Domus Intermediate Holdings Corp., a Delaware limited liability company (“Intermediate”) and Realogy Corporation, a Delaware corporation (“Realogy”).
Holdings is not a party to the senior secured credit facility and certain references in this report to our consolidated indebtedness exclude Holdings with respect to indebtedness under the senior secured credit facility. In addition, while Holdings is a guarantor of Realogy’s obligations under the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes, Holdings is not subject to the restrictive covenants in the agreements governing such indebtedness. Holdings, the indirect parent of Realogy, does not conduct any operations other than with respect to its indirect ownership of Realogy. Intermediate, the parent of Realogy, does not conduct any operations other than with respect to its ownership of Realogy. As a result, the consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same.
The term "Existing Notes" refers, collectively, to the 10.50% Senior Notes due 2014 (the "10.50% Senior Notes"), the 11.00%/11.75% Senior Toggle Notes due 2014 (the "Senior Toggle Notes") and the 12.375% Senior Subordinated Notes due 2015 (the "12.375% Senior Subordinated Notes") .
The term "Extended Maturity Notes" refers collectively to the 11.50% Senior Notes due 2017 (the "11.50% Senior Notes"), the 12.00% Senior Notes due 2017 (the "12.00% Senior Notes") and the 13.375% Senior Subordinated Notes due 2018 (the "13.375% Senior Subordinated Notes") issued on January 5, 2011.
The term "Convertible Notes" refers, collectively, to the 11.00% Series A Convertible Notes due 2018, the 11.00% Series B Convertible Notes due 2018 and the 11.00% Series C Convertible Notes due 2018 issued on January 5, 2011.
The term "Unsecured Notes" refers, collectively, to the Existing Notes, the Extended Maturity Notes and the Convertible Notes.
The term "Senior Subordinated Notes" refers, collectively, to the 12.375% Senior Subordinated Notes and the 13.375% Senior Subordinated Notes.
The term "Existing First and a Half Lien Notes" refers to the 7.875% Senior Secured Notes due 2019, issued on February 3, 2011. The term "New First and a Half Lien Notes" refers to the 9.00% Senior Secured Notes due 2020, issued on February 2, 2012 and the term "First and a Half Lien Notes" refers, collectively, to the Existing First and a Half Lien Notes and the New First and a Half Lien Notes.
The term "First Lien Notes" refers to the 7.625% Senior Secured First Lien Notes due 2020 issued on February 2, 2012.
The term "2012 Senior Secured Notes Offering" refers to the issuance and sale of the First Lien Notes and the New First and a Half Lien Notes on February 2, 2012 in a private offering and the application of the proceeds therefrom.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements in this Annual Report, our other public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•
we have substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management VI, L.P. and the related financings (the “Merger Transactions”). Since the Merger Transactions, we have needed to incur additional debt in order to fund negative cash flows, principally due to the significant level of interest expense arising from our substantial leverage. As of December 31, 2011, our total debt (excluding the securitization obligations) was $7,150 million, an increase of $258 million since December 31, 2010. After giving effect to the 2012 Senior Secured Notes Offering, our interest expense has increased. The housing industry and economy have experienced significant declines since the time of the Merger Transactions, which have negatively impacted our operating results. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure, negative cash flows and significant level of interest expense;

•
under our senior secured credit facility, our senior secured leverage ratio of total senior secured net debt to trailing four quarter EBITDA, as those terms are defined in the senior secured credit facility, calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 4.75 to 1.0 on the last day of each fiscal quarter. For the twelve months ended December 31, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.44 to 1.0. After giving effect to the 2012 Senior Secured Notes Offering, our senior secured leverage ratio would have been 3.87 to 1.0 at December 31, 2011. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a full housing recovery and if a housing recovery is delayed or is weak or if general macroeconomic or other factors do not significantly improve, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio covenant;

•
if we experience an event of default under our senior secured credit facility, including but not limited to a failure to pay our cash interest obligations under such facility, or under our indentures or relocation securitization facilities, or a failure to maintain, or a failure to cure a default of, the applicable senior secured leverage ratio under such instruments, or other lack of liquidity caused by substantial leverage and the adverse conditions in the housing market or other factors, such an event would materially and adversely affect our financial condition, results of operations and business;

•
we will continue to evaluate potential financing transactions, including refinancing certain tranches of our indebtedness, issuing incremental debt, obtaining incremental letters of credit facilities and extending maturities as well as potential transactions pursuant to which third parties, Apollo or its affiliates may provide financing to us or otherwise engage in transactions to provide liquidity to us. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. There also can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. In addition, the conversion of all or a portion of our existing $2.1 billion of outstanding Convertible Notes at the option of the holders thereof would improve our liquidity position;

•	adverse developments or the absence of sustained improvement in general business, economic, employment and political conditions;

•	adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, including but not limited to:

◦
a lack of improvement in the number of homesales, further declines in home prices caused by either absolute price decreases or a change in the mix of business that we conduct and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

◦	a lack of improvement in consumer confidence;

◦	the impact of future recessions, slow economic growth and high levels of unemployment in the U.S. and abroad;

◦
increasing mortgage rates and down payment requirements and/or reduced availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators as well as potential retention levels required to be maintained by sponsors to securitize certain mortgages;

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets and potential reform of the Internal Revenue Code, which could involve reform that reduces the amount that taxpayers would be allowed to deduct for home mortgage interest;

◦	negative trends and/or a negative perception of the market trends in value for residential real estate;

◦	continuing high levels of foreclosure activity including but not limited to the release of homes for sale by financial institutions;

◦	excessive or insufficient regional home inventory levels;

◦	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes;

◦
lower homeownership rates due to various factors, including, but not limited to, high unemployment levels, reduced demand or preferred use by households of rental housing due in part to uncertainty regarding future home values;

◦	our geographic and high-end market concentration, particularly with respect to our company-owned brokerage operations; and

◦	local and regional conditions in the areas where our franchisees and brokerage operations are located;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•	our inability to sustain the improvements we have realized during the past several years in our operating efficiency through cost savings and business optimization efforts;

•	our failure to enter into or renew franchise agreements or maintain franchisee satisfaction with our brands;

•	the inability of franchisees to survive the ongoing challenges of the real estate market;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•	actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees;

•
competition in our existing and future lines of business, including, but not limited to, higher costs to retain or attract sales agents for residential real estate brokerages, and the financial resources of competitors. In addition, listing aggregators and other web-based real estate service providers may also begin to compete for part of the service revenue through referral or other fees;

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•
seasonal fluctuations in the residential real estate brokerage business could adversely affect our business, financial condition and liquidity, particularly during periods in which we have significant fixed cash obligations due to our fixed expenses, such as interest payments, facilities costs and personnel-related costs;

•	the loss of any of our senior management or key managers or employees;

•	adverse effects of natural disasters or environmental catastrophes;

•
any remaining resolutions or outcomes with respect to Cendant's (as defined herein) contingent liabilities under the Separation and Distribution Agreement (as defined herein) and the Tax Sharing Agreement (as defined herein), including any adverse impact on our future cash flows;

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
You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statements contained in this Annual Report, our other public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report includes data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors (“NAR”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) were the primary sources for third-party industry data and forecasts. While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR data is subject to periodic review and revision.  On December 21, 2011, NAR issued a press release disclosing that it had completed a review of its sampling and methodology processes with respect to existing homesales and as a result has issued a downward revision to their previously reported homesales and inventory data for the period from 2007 through November 2011. The revision did not affect NAR’s previously reported median or average price data. These revisions had no impact on our reported financial results or key business driver information.  While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.
Forecasts regarding rates of home ownership, median sales price, volume of homesales, and other metrics included in this Annual Report to describe the housing industry are inherently uncertain or speculative in nature and actual results for any period may materially differ. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed under the headings "Risk Factors" and "Special Note Regarding Forward-Looking Statements." Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.

PART I

Item 1.    Business.
Our Company
Realogy is a wholly-owned subsidiary of Intermediate, which is a wholly-owned subsidiary of Holdings. Intermediate does not conduct any operations other than with respect to its ownership of Realogy. Holdings does not conduct any operations other than with respect to its indirect ownership of Realogy.
We are one of the preeminent and most integrated providers of real estate and relocation services. We are the world’s largest real estate brokerage franchisor, the largest U.S. residential real estate brokerage firm, the largest U.S. provider and a leading global provider of outsourced employee relocation services and a provider of title and settlement services. Through our portfolio of leading brands and the broad range of services we offer, we have established our company as a leader in the residential real estate industry, with operations that are dispersed throughout the U.S. and in various locations worldwide. We derive the vast majority of our revenues from serving the needs of buyers and sellers of existing homes, rather than serving the needs of builders and developers of new homes. Realogy was incorporated on January 27, 2006 in the State of Delaware and Holdings was incorporated on December 14, 2006 in the State of Delaware.
We report our operations in four segments: Real Estate Franchise Services, Company Owned Real Estate Brokerage Services, Relocation Services and Title and Settlement Services.
Segment Overview
Real Estate Franchise Services. Through our Real Estate Franchise Services segment, or RFG, we are a franchisor of some of the most recognized brands in the real estate industry. As of December 31, 2011, our franchise system had approximately 14,000 offices (which included approximately 725 of our company owned and operated brokerage offices) and 245,800 independent sales associates (which included approximately 42,100 independent sales agents working with our company owned brokerage offices) operating under our franchise and proprietary brands in the U.S. and 100 other countries and territories around the world (internationally, generally through master franchise agreements). In 2011, we were involved, either through our franchise operations or company owned brokerages, in approximately 26% of all existing homesale transaction volume (homesale sides, each side representing either the “buy” side or the “sell” side of a homesale transaction, times average sales price) for transactions involving a real estate brokerage firm in the U.S. As of December 31, 2011, we had approximately 3,300 domestic franchisees, none of which individually represented more than 1% of our franchise royalties (other than our subsidiary, NRT LLC, or NRT, which operates our company owned brokerages). We believe this reduces our exposure to any one franchisee. On average, our franchisee’s tenure with our brands is 18 years as of December 31, 2011. Our franchise revenues in 2011 included $204 million of royalties paid by our company owned brokerage operations, or approximately 37% of total franchise revenues, which are eliminated in consolidation. As of December 31, 2011, our real estate franchise brands were:

•
Century 21®— One of the world’s largest residential real estate brokerage franchisors, with approximately 7,500 franchise offices and approximately 107,800 independent sales associates located in the U.S. and 71 other countries and territories;

•
Coldwell Banker®— One of the world's largest residential real estate brokerage franchisors, with approximately 3,100 franchise and company owned offices and approximately 84,800 independent sales associates located in the U.S. and 50 other countries and territories;

•
ERA®— A residential real estate brokerage franchisor, with approximately 2,400 franchise and company owned offices and approximately 30,500 independent sales associates located in the U.S. and 35 other countries and territories;

•
Sotheby’s International Realty®— A luxury real estate brokerage brand. In February 2004, we acquired Sotheby’s company owned offices and the exclusive license for the rights to the Sotheby’s Realty and Sotheby’s International Realty® trademarks. Since that time, we have grown the brand from 15 company owned offices to approximately 600 franchise and company owned offices and approximately 12,000 independent sales associates located in the U.S. and 44 other countries and territories;

•
Better Homes and Gardens® Real Estate — We launched the Better Homes and Gardens® Real Estate brand in July 2008 under an exclusive long-term license from Meredith Corporation (“Meredith”) and have approximately 210 franchise offices and approximately 6,700 independent sales associates located in the U.S. and Canada; and

•
Coldwell Banker Commercial®— A commercial real estate brokerage franchisor, with approximately 175 franchise offices and approximately 1,800 independent sales associates worldwide. The number of offices and independent sales associates in our commercial franchise system does not include our residential franchise and company owned brokerage offices and the independent sales associates who work out of those brokerage offices that also conduct commercial real estate brokerage business using the Coldwell Banker Commercial® trademarks.

We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for new domestic agreements). The royalty fee is based on a percentage of the franchisees’ sales commission earned from real estate transactions, which we refer to as gross commission income. Our franchisees pay us royalty fees for the right to operate under one of our trademarks and to utilize the benefits of the franchise system. These royalty fees enable us to have recurring revenue streams. In exchange, we license our marks for our franchisees' use and provide them with certain systems and tools that are designed to help our franchisees to serve their customers and attract new or retain existing independent sales associates. We support our franchisees with servicing programs, technology, training and education, as well as branding-related marketing which is funded through contributions by our franchisees and us (including our company-owned and operated brokerages). We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our franchisee retention rate of 97% in 2011. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise system on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year.
Company Owned Real Estate Brokerage Services. Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas of the U.S. Our company owned real estate brokerage business operates principally under our Coldwell Banker® brand as well as under the ERA® and Sotheby’s International Realty® franchised brands, and proprietary brands that we own, but do not currently franchise to third parties, such as The Corcoran Group® and Citihabitats. In addition, under NRT, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties. At December 31, 2011, we had approximately 725 company owned brokerage offices, approximately 4,700 employees and approximately 42,100 independent sales associates working with these company owned offices. Acquisitions have been, and will continue to be, part of our strategy and a contributor to the growth of our company owned brokerage business.
Our company owned real estate brokerage business derives revenues primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2011, our average homesale broker commission rate was 2.50% which represents the average commission rate earned on either the “buy” side or the “sell” side of a homesale transaction. Generally in U.S. homesale transactions, the broker for the home seller instructs the closing agent to pay a portion of the sales commission to the broker for the buyer and keeps the remaining portion of the homesale commission. In addition, as a full-service real estate brokerage company, in compliance with applicable laws and regulations, including the Real Estate Settlement Procedures Act (“RESPA”), we actively promote the services of our relocation and title and settlement services businesses, as well as the products offered by PHH Home Loans, LLC (“PHH Home Loans”), our home mortgage joint venture with PHH Corporation (“PHH”) that is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers. All mortgage loans originated by PHH Home Loans are sold to PHH or other third party investors, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, our home mortgage joint venture structure insulates us from mortgage servicing risk. We own 49.9% of PHH Home Loans and PHH owns the remaining 50.1%. The Company is not the primary beneficiary and therefore our financial results only reflect our proportionate share of the joint venture’s results of operations which are recorded using the equity method.
Relocation Services. Through our subsidiary, Cartus Corporation (“Cartus”), we are a leading global provider of outsourced employee relocation services and the largest provider in the U.S. We offer a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move to facilitate a smooth transition in what otherwise may be a difficult process for both the employee and the employer.
Our relocation services business primarily offers its clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household moving services, visa and immigration support, intercultural and language training and group move management services.

In 2011, we assisted in over 153,000 relocations in over 165 countries for approximately 1,500 active clients, including over 70% of the Fortune 50 companies as well as affinity organizations. In January 2010, our relocation business acquired Primacy Relocation LLC ("Primacy"), a relocation and global assignment management services company headquartered in Memphis, Tennessee with international locations in Canada, Europe and Asia. The acquisition enabled Cartus to re-enter the U.S. government relocation business, increase its domestic operations, as well as expand the Company’s global relocation capabilities. Effective January 1, 2011, the Primacy business began operating under the Cartus name. Cartus has offices in the U.S. as well as internationally in the United Kingdom, Canada, Hong Kong, Singapore, China, Germany, France, Switzerland and the Netherlands. In addition to general residential housing trends, key drivers of our relocation services business are corporate spending and employment trends.
Clients pay a fee for the services performed and we also receive commissions from third-party service providers, such as real estate brokers and household goods moving service providers. The majority of our clients pay interest on home equity advances and nearly all clients reimburse all other costs associated with our services, including, where required, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. We believe we provide our relocation clients with exceptional service which leads to client retention. As of December 31, 2011, our top 25 relocation clients had an average tenure of 16 years with us. In addition, our relocation services business generates revenue for our other businesses because the clients of our relocation services business often utilize the services of our franchisees and company owned brokerage offices as well as our title and settlement services.
Title and Settlement Services. In most real estate transactions, a buyer will choose, or will be required, to purchase title insurance that will protect the purchaser and/or the mortgage lender against loss or damage in the event that title is not transferred properly and to insure free and clear ownership of the property to the buyer. Our title and settlement services business, which we refer to as Title Resource Group (“TRG”), assists with the closing of a real estate transaction by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses as well as a targeted channel of large financial institution clients including PHH. In addition to our own title settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.
Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services. We provide many of these services in connection with transactions in which our company owned real estate brokerage and relocation services businesses are participating. During 2011, approximately 38% of the customers of our company owned brokerage offices where we offer title coverage also utilized our title and settlement services. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance and other real estate services. We also derive revenues by providing our title and settlement services to various financial institutions in the mortgage lending industry. Such revenues are primarily derived from providing our services to their customers who are refinancing their mortgage loans.
We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions. Our title insurance underwriter is licensed in 26 states and Washington, D.C. Our title underwriting operation generally earns revenues through the collection of premiums on policies that it issues.
See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on our reportable segments, including financial information.
* * *
Our headquarters are located at One Campus Drive, Parsippany, New Jersey 07054 and our general telephone number is (973) 407-2000. We maintain an Internet website at http://www.realogy.com. Our website address is provided as an inactive textual reference. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report.
Industry Trends
Industry definition:  We primarily operate in the U.S. residential real estate industry and derive the majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold and/or a flat fee. As a result, the real estate industry generally benefits from rising home prices and increased volume of homesales (and conversely is harmed by falling prices and decreased volume of homesales). We believe that existing home transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent the most attractive segment of the residential real estate industry for the following reasons:

•
the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 4.6 million homesales in the U.S. in 2011, NAR estimates that approximately 4.3 million were existing homesales, representing approximately 93% of the overall sales as measured in units; and

•	existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both sides.
We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner” ("FSBO") for the following reasons:

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

Cyclical nature of industry:  The existing homesale real estate industry is cyclical in nature and has historically shown strong growth though it has been in a significant and lengthy downturn since the second half of 2005. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) was approximately $708 billion in 2011 and grew at a compound annual growth rate, or CAGR, of 6.5% from 1972 through 2011 period. In addition, based on information published by NAR:

•	despite four years of economic headwinds that particularly impacted the housing market, the number of annual existing home sales for the past four years has been in the range of 4.1 to 4.3 million;

•	over a broader period, existing homesale units increased at a CAGR of 1.6% from 1972 through 2011, with unit increases 24 times on an annual basis, versus 15 annual decreases; and

•
median existing homesale prices declined in four of the past five years, however, they increased at a CAGR of 4.8% (not adjusted for inflation) from 1972 through 2011, a period that included four economic recessions.

The industry has been in a significant and lengthy downturn that initially began in 2005 after having experienced significant growth since 2000. Based upon data published by NAR, from 2005 through 2011, annual U.S. existing homesale units declined by 40% and the median price of U.S. existing homesale units declined by 24%. In response to the housing downturn, the U.S. government implemented certain actions during the past several years to help stabilize and assist in a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding by the government of billions of dollars to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve Board in an attempt to maintain low mortgage rates, which concluded in mid-2011; (4) the continuation of the 2008 higher loan limits for the Federal Housing Administration ("FHA"), Freddie Mac and Fannie Mae loans most recently extended to the end of 2013; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, encouraging lenders to modify loan terms, including reductions in principal amount, with borrowers at risk of foreclosure or already in foreclosure. Based in part on these measures, since 2010, the residential real estate market has shown signs of stabilization, particularly with respect to the number of homesale transactions, though pressure continues to exist on average homesale price in part due to the high levels of distressed sales.
According to Corelogic’s February 2012 press release, there were 1.4 million homes at the end of 2011 in some stage of foreclosure in the U.S. This magnitude of so-called shadow inventory could, were it to be released into the market, adversely impact home prices in local markets, while potentially increasing unit sales activity. Furthermore, according to Corelogic’s November 2011 press release, there are approximately 10.7 million homes that have negative equity, as the mortgages on such properties exceed the estimated fair market value of the homes. Utilizing 2010 Census data, the 10.7 million homes with negative equity represent approximately 14% of all owner-occupied homes in the U.S. More than half of the homes with negative equity are located in just six states (AZ, CA, FL, GA, OH and IL) and, as a result, sales activity in these states could experience a slower pace of sales compared to the rest of the country, as homeowners may be reluctant to sell their residences at a loss.
Despite weakness in housing demand due to continued high unemployment and stagnant overall economic conditions, affordability for housing is at a record high level due to reduced home prices and historically low interest rates on mortgages.
According to NAR, the housing affordability index has continued to improve as a result of homesale price declines that began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20% down payment. The housing affordability index improved to 185 for 2011 compared to 174 for 2010 and 169 for 2009 and the overall improvement in this index could favorably impact a housing recovery. In addition, according to data released by Trulia in August 2011, in many major markets, the cost of owning a home is now lower than rental of a comparable property.
Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of sales volume decline. According to Freddie Mac, interest rates on commitments for 30-year, fixed-rate first mortgages have decreased from 5.3% in December 2008 to 4.0% in December 2011. Offsetting some of the favorable impact of lower interest rates are conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions have tightened significantly during this housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. As a result, mortgages are less available to borrowers and it frequently takes longer to close a homesale transaction due to the enhanced mortgage and underwriting requirements.
On December 21, 2011, NAR announced that it had completed a review of its sampling and methodology processes with respect to existing homesales and as a result has issued a downward revision to their previously reported homesales and inventory data for the period from 2007 through November 2011. For example, NAR previously estimated that homesale transactions for 2010 were 4.9 million, but, after the revision NAR estimated that homesale transactions for 2010 were 4.2 million. The revision did not affect NAR's previously reported median or average price data. These revisions had no impact on our reported financial results or key business driver information.
2012/2013 Industry outlook: As of their most recent releases, NAR is forecasting a 7% increase in existing homesale transactions for 2012 compared to 2011, and a 3% increase in existing homesale transactions for 2013 compared to 2012; and Fannie Mae is forecasting 2012 to increase 6% for existing homesale transactions compared to 2011, and a 3% increase in existing homesale transactions for 2013 compared to 2012.
With respect to homesale prices, NAR’s most recent release is forecasting median homesale prices for 2012 compared to 2011 to increase 1% and to increase an additional 2% for 2013 compared to 2012. Fannie Mae’s most recent forecast shows a 3% decrease in median homesale price for 2012 compared to 2011 followed by median homesale price remaining flat for 2013 compared to 2012.
Favorable long-term demographics:  We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as demand relative to supply. We believe that the housing market will benefit over the long term from expected positive fundamentals, including the following demographic factors:

•
the number of U.S. households grew from 94 million in 1991 to 118 million in 2010, increasing at a rate of 1% per year on a compound annual growth rate ("CAGR") basis. According to the 2011 State of the Nation's Housing Report, compiled by the Joint Center for Housing Studies ("JCHS") at Harvard University, such annual growth trend is expected to continue through 2020 with an average of 1.2  million households projected to be formed annually from 2010 to 2020 (utilizing JCHS's low growth model which assumes half the Census Bureau's baseline immigration projection);

•	aging echo boomers (i.e., children born to baby boomers) are expected to drive most of the next U.S. household growth;

•	we believe that as baby boomers age, a portion are likely to purchase smaller homes or purchase retirement homes thereby increasing homesale activity; and

•	according to NAR, the number of renters that qualify to buy a median priced home increased from 8 million in 2005 to 15 million in 2011.

Participation in Multiple Aspects of the Residential Real Estate Market

Realogy Franchise Group
FRANCHISING
SETTLEMENT
MORTGAGE
BROKERAGE
RELOCATION
CARTUS
Relocation Services
TRG
Title Resource Group
Settlement Services
PHH Mortgage
PHH
Venture Partner
NRT
Company Owned Real Estate Brokerage
Century 21
COLDWELL BANKER
Better Homes and Gardens Real Estate
ERA
Sotheby's International Realty

We participate in services associated with many aspects of the residential real estate market. Our four complementary businesses and mortgage joint venture allow us to generate revenue at various points in the transactional process, including listing of homes, assisting buyers in home searches, corporate relocation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and government clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for the Company’s owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees using Cartus relocation services and we offer customers (purchasers and sellers) of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. In some instances, all four of our businesses and our mortgage joint venture can derive revenue from the same real estate transaction.

Our Brands
Our brands are among the most well known and established real estate brokerage brands in the real estate industry. As of December 31, 2011, our franchise system had approximately 14,000 franchised and company owned offices and 245,800 independent sales associates operating under our franchise and proprietary brands in the U.S. and other countries and territories around the world, which includes approximately 725 of our company owned and operated brokerage offices. In 2011, based on NAR’s historical survey data and our own results, we were involved, either through our franchise operations or our company owned brokerages, in approximately 26% of all existing homesale transaction volume (sides times price) for domestic transactions involving a real estate brokerage firm.
Our real estate franchise brands, excluding proprietary brands that we own, are listed in the following chart, which includes information as of December 31, 2011 for both our franchised and company owned offices:

Worldwide Offices (1)	7,500	3,100	2,400	600	210	175
Worldwide Brokers and Sales Associates (1)	107,800	84,800	30,500	12,000	6,700	1,800
U.S. Annual Sides	372,682	596,268	101,717	49,518	33,884	N/A
# Countries with Owned or Franchised Operations	72	51	36	45	2	26

Characteristics	World's largest residential real estate sales organization	Longest running national real estate brand in the U.S. (104 years)	Driving value through innovation and collaboration	Synonymous with luxury	Growing real estate brand launched in July 2008	A commercial real estate franchise organization
	Identified by consumers as the most recognized name in real estate	Known for innovative consumer services, marketing and technology	Highest percentage of international offices among international brands	Strong ties to auction house established in 1744	Unique relationship with a leading media company, including largest lifestyle magazine in the U.S.	Serves a wide range of clients from corporations to small businesses to individual clients and investors
	Significant international office footprint			Rapid International Growth
_______________
(1) Includes offices and related brokers and sales associates of franchisees of master franchisors.

Real Estate Franchise Services
Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain existing franchises, create or acquire new brands and, most importantly, provide branding and support to our franchisees. At December 31, 2011, our real estate franchise system had approximately 14,000 offices worldwide in 101 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 6,300 brokerage offices in the U.S.
Over the past few years, our total number of offices and franchisees contracted due to the prolonged housing downturn. Despite this downturn we have continued to sell franchises domestically, increased the number of international master franchise agreements and increased the geographic footprint of our franchisees.
We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our franchisees (typically ten years in duration for new domestic agreements). The royalty fee is based on a percentage of the franchisees’ gross commission income earned from real estate transactions. In general, we provide our franchisees with a license to use the brands’ service marks and provide them with certain systems and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates. We support our franchisees with servicing programs, technology, training and education, as well as a branding-related marketing which is funded through contributions by our franchisees and us (including our company owned brokerage offices). We operate and maintain an Internet-based reporting system for our domestic franchisees which generally allows them to electronically transmit listing information to our websites and other relevant reporting data. We also own and operate websites for each of our brands for the benefit of our franchisees.
We believe one of our strengths is the strong relationships that we have with our franchisees as evidenced by the franchisee retention rate of 97% in 2011. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise system on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. On average, our franchisees’ tenure with our brands was approximately 18 years as of December 31, 2011. During 2011, none of our franchisees (other than our company owned brokerage operations) generated more than 1% of our real estate franchise business revenues.
The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand’s policy and procedures manuals. A franchisee’s failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements, and in those cases where termination rights do exist, they are very limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee of up to $35,000 for the franchisee’s principal office, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of such income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee’s annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of the franchise agreements, the volume incentive varies for each franchise system, and ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program. Franchisees and company owned offices are also required to make monthly contributions to marketing funds maintained by each brand for the creation and development of advertising, public relations, other marketing programs and related tools and services.
Under certain circumstances, we extend conversion notes (development advance notes were issued prior to 2009) to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees’ existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of offices operated by independent brokerages. Many franchisees use the proceeds from the conversion notes to change stationery, signage and marketing materials, upgrade technology and websites, or to assist in acquiring companies. The notes are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain performance based thresholds, the notes are forgiven over the term of the franchise agreement.

In addition to offices owned and operated by our franchisees, we, through NRT, own and operate approximately 725 offices under the following names: Coldwell Banker®, ERA®, Sotheby’s International Realty®, The Corcoran Group® and Citihabitats. NRT pays intercompany royalty fees and marketing fees to our real estate franchise business in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives.
In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region or a direct franchising model in the case of Sotheby's International Realty. Under the master franchise model, we typically enter into long term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. The ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts.
We also offer third-party service providers an opportunity to market their products to our franchisees and their independent sales associates and customers through our Preferred Alliance Program. To participate in this program, service providers generally pay us some combination of an initial licensing or access fee, subsequent marketing fees and commissions based upon our franchisees’ or independent sales associates’ usage of the preferred alliance vendors. In connection with the spin-off of PHH, Cendant’s former mortgage business, PHH Mortgage Corporation, the subsidiary of PHH that conducts mortgage financing, is the only provider of mortgages for customers of our franchisees that we endorse. We receive a fee from PHH for licensing our brands and an advertising fee for allowing PHH promotional opportunities on websites and in offices and at periodic group events.
We own the trademarks “Century 21®,” “Coldwell Banker®,” “Coldwell Banker Commercial®,” “ERA®” and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our real estate franchise segment. Our franchisees and our subsidiaries actively use these trademarks, and all of the material trademarks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with corresponding trademark offices in major countries worldwide where these businesses have significant operations.
We have an exclusive license to own, operate and franchise the Sotheby’s International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby’s (“Sotheby’s”). Such license agreement has a 100-year term, which consists of an initial 50-year term ending February 16, 2054 and a 50-year renewal option. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby’s which are now operated by NRT. We pay a licensing fee to Sotheby’s for the use of the Sotheby’s International Realty® name equal to 9.5% of the royalties earned by our Real Estate Franchise Services Segment attributable to franchisees affiliated with the Sotheby’s International Realty® brand, including our company owned offices.
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith. The license agreement between Realogy and Meredith is for a 50-year term, with a renewal option for another 50 years at our option. We pay an annual minimum licensing fee which began in 2009 at $0.5 million and will increase to $4 million by 2014 and generally remains the same thereafter. At December, 31, 2011, Realogy had approximately 210 offices with 6,700 independent sales associates operating under the Better Homes and Gardens® Real Estate brand name in the U.S. and Canada.
Each of our brands has a consumer website that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com, era.com and bhgrealestate.com are the official websites for the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Sotheby’s International Realty®, ERA® and Better Homes and Gardens® real estate franchise systems, respectively.
Company Owned Real Estate Brokerage Services
Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under the Coldwell Banker®, ERA® and Sotheby’s International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group® and Citihabitats. In addition, under NRT, we operate a large independent REO residential asset manager, which focuses on bank-owned properties. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders and the profitability of this business is historically countercyclical to the overall state of the housing market. As of December 31, 2011, we had approximately 725 company owned brokerage offices, approximately 4,700 employees and approximately 42,100 independent sales associates working with these company owned offices.
Our real estate brokerage business derives revenue primarily from sales commissions received at the closing of real estate transactions, which we refer to as gross commission income. For the year ended December 31, 2011, our average homesale broker commission rate was 2.50% which represents the average commission rate earned on either the “buy” side or the “sell” side of a homesale transaction. Generally in U.S. homesale transactions, the broker for the home seller instructs the closing agent to pay a portion of the sales commission to the broker for the buyer and keeps the remaining portion of the homesale commission. In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, in addition to PHH Home Loans. We believe we provide integrated services that enhance the customer experience.
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
At December 31, 2011, we operated approximately: 90% of our offices under the Coldwell Banker® brand name, 5% of our offices under The Corcoran Group® and Citihabitats brand names, 4% of our offices under the Sotheby’s International Realty® brand name, and 1% of our offices under the ERA® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our Sotheby’s International Realty® offices in several regions throughout the U.S., our Corcoran® Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our ERA® offices in Pennsylvania.
 We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to recruit, retain and facilitate effective independent sales associates who can successfully engage and earn fees from new and existing clients.
We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to expand our market share in existing markets through smaller “tuck-in” acquisitions. Following completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to support a broader network of independent sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by increasing the productivity of the acquired brokerages’ independent sales associates. We provide these independent sales associates with supplemental tools, training and resources that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support, increased advertising and marketing support, relocation referrals, and a wide offering of brokerage-related services.
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
PHH Home Loans, our home mortgage venture with PHH, a publicly traded company, has a 50-year term, subject to earlier termination upon the occurrence of certain events or at our election at any time after January 31, 2015 by providing two years notice to PHH. We own 49.9% of PHH Home Loans and PHH owns the remaining 50.1%. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. Such earlier termination would result in (i) PHH selling its interest to a buyer designated by us or (ii) requiring PHH to buy our interest. In either case, the purchase price would be the fair market value of the interest sold. All mortgage loans originated by the venture are sold to PHH or other third party investors after a hold period, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. PHH Home Loans is the exclusive recommended provider of mortgages for our company owned real estate brokerage business (unless exclusivity is waived by PHH).
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

•
arranging household goods moving services, with approximately 71,000 domestic and international shipments in 2011, and providing support for all aspects of moving a transferee’s household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

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
In January 2010, our relocation business acquired Primacy, a U.S. based relocation and global assignment management services company with international locations in Canada, Europe and Asia. The acquisition enabled Cartus to re-enter the U.S. government relocation business, increase its domestic operations, as well as expand the Company’s global relocation capabilities. Effective January 1, 2011, the Primacy business operates under the Cartus name.
In 2011, we assisted in over 153,000 relocations in over 165 countries for approximately 1,500 active clients, including over 70% of the Fortune 50 companies as well as affinity organizations. Cartus has offices in the U.S. as well as internationally in the United Kingdom, Canada, Hong Kong, Singapore, China, Germany, France, Switzerland and the Netherlands.
Under relocation services contracts with our clients, homesale services have historically been classified into two types, “at risk” and “no risk.” Under “no risk” business, which during 2011 accounted for substantially all of our homesale service transactions, the client is responsible for reimbursement of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the re-sale of the transferee’s home. Clients are responsible for reimbursement of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on “no risk” homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to these “no risk” homesale services.
In “at risk” homesale service transactions in which we engage, we acquire the home being sold by relocating employees, pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale and bear any loss on the sale of the home. As with the “no-risk” contracts, clients with “at risk” contracts bear the non-homesale related direct costs associated with the relocation though we generally advance these expenses and the client reimburses us inclusive of interest charges on the advanced money. The “at risk” business that we do conduct relates almost entirely to certain government and corporate contracts we assumed in the Primacy acquisition, which we believe are structured in a manner that mitigates risks associated with a downturn in the residential real estate market.
Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client. If a client terminates its contract, we will be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred to the time of termination.

We earn commissions primarily from real estate brokers and household goods moving companies that provide services to the transferee. The commissions earned allow us pricing flexibility for the fees we charge our clients. We manage the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed approximately 61,000 properties in 2011 related to relocation, affinity, and broker to broker activity. The broker to broker segment accounted for approximately 5% of our relocation revenue.
About 6% of our relocation revenue in 2011 was derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies and credit unions that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members.
Title and Settlement Services
Our title and settlement services business, TRG, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We are licensed as a title agent in 42 states and Washington, D.C., and have physical locations in 24 states and Washington, D.C. We issue title insurance policies on behalf of large national underwriters as well as through our Dallas-based subsidiary, Title Resources Guaranty Company (“TRGC”), which we acquired in January 2006. TRGC is a title insurance underwriter licensed in 26 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2011, we had approximately 337 offices, 212 of which are co-located within one of our company owned brokerage offices.
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
Our company owned brokerage operations are the principal source of our title and settlement services business for resale transactions. Other sources of our title and settlement services resale business include our real estate franchise business and Cartus. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices, a strategy that is compliant with RESPA and any analogous state laws. The capture rate of our title and settlement services business from company owned brokerage operations was approximately 38% in 2011. For refinance transactions, we generate revenues from PHH and other financial institutions throughout the mortgage lending industry.
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
We coordinate a national network of escrow and closing agents (some of whom are our employees, while others are attorneys in private practice and independent title companies) to provide full-service title and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers, and independent real estate sales associates. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.
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
Competition
Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to three large, franchisors: Brookfield Residential Property Services, an affiliate of Brookfield Asset Management, Inc. (“Brookfield”), which in December 2011 acquired Prudential Real Estate and Relocation Services and also operates several brands including Real Living in the U.S. and Royal LePage in Canada; RE/MAX International, Inc.; and Keller Williams Realty, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain unaffiliated. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees, including the availability of financing, and the fees the franchisees must pay. Franchise sales are impacted by the state of the housing industry.
The ability of our real estate brokerage franchisees to compete with other real estate brokerages is important to our prospects for growth. Their ability to compete may be affected by the quality of independent sales associates, the location of offices, the services provided to independent sales associates, the number of competing offices in the vicinity, affiliation with a recognized brand name, community reputation, technology and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions.
Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. We compete with other national independent real estate organizations, including HomeServices of America in certain of our markets, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations such as Weichert Realtors and Long & Foster Real Estate, discount brokerages and smaller niche companies competing in local areas.
Relocation Business. Competition in our relocation business is based on service, quality and price. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include: Brookfield Global Relocation Services (including the recently acquired operations of Prudential Real Estate and Relocation Services), SIRVA, Inc., and Weichert Relocation Resources, Inc.
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
Marketing
Real Estate Franchise Business
Each of our residential franchise brands operates a marketing fund and our commercial brand operates a commercial marketing fund that is funded by our franchisees and us. The primary focus of each marketing fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet promotion. Our Internet presence, for the most part, features our entire listing inventory in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free standing brand intranet sites to assist independent sales associates in becoming the best marketer of their listings. In addition to the Sotheby’s International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21® Fine Homes & Estates®, Coldwell Banker Previews®, and ERA International Collection®.
According to NAR, 88% of homebuyers used the Internet in their search for a new home in 2011. Our marketing and technology strategies focus on capturing these consumers and assisting in their purchase. Advertising is used by the brands to drive consumers to their respective websites. Significant focus is placed on developing websites for each brand. to create value to the real estate consumer. Each brand website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the real estate listing. Additionally, each brand website serves as a national distribution point for independent sales associates to market themselves to consumers to enhance the customer experience. We place significant emphasis on distributing our real estate listings with third party websites to expand a consumer's access to such listings. Consumers seeking more detailed information about a particular listing on a third party website are able to click through to a brand website or a Company-owned brokerage website or telephone the franchisee or Company-owned brokerage directly.
In order to improve our response times to buyers and sellers seeking real estate services, we developed LeadRouter, our proprietary lead management system. We believe LeadRouter provides a competitive advantage by improving the speed at which a brokerage can begin working with a customer. The system converts text to voice and transfers the lead to our agents within a matter of seconds, providing our agents with the ability to quickly respond to the needs of a potential home buyer or seller. Additionally, LeadRouter provides the broker with an accountability tool to manage their agents and evaluate productivity.
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
The utilization of information technology as a marketing tool has become increasingly effective in our industry, and we believe that trend will continue to increase. Accordingly, we have sought to become a leader among residential real estate brokerage firms in the use and application of technology. The key features of our approach are as follows:

•	The integration of our information systems with multiple listing services to:

◦	provide property information on a substantial number of listings, including those of our competitors when possible to do so; and

◦	integrate with our systems to provide current data for other proprietary technology within NRT, such as contract management technology.

•	The placement of property listings on the appropriate local operating company website as well as multiple third party websites that are real-estate focused.
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
Employees
At December 31, 2011, we had approximately 10,400 employees, including approximately 760 employees outside of the U.S. None of our employees are represented by a union. We believe that our employee relations are good.
Sales Associate Recruiting and Training
Each real estate brand provides training and marketing-related materials to its franchisees to assist them in the recruiting process. Each brand's recruiting program contains different materials and delivery methods. The marketing materials range from a detailed description of the services offered by our franchise system (which will be available to the independent sales associate) in brochure or poster format to audio tape lectures from industry experts. Live instructors at conventions and orientation seminars deliver some recruiting modules while other modules can be viewed by brokers anywhere in the world through virtual classrooms over the Internet. Most of the programs and materials are then made available in electronic form to franchisees over the respective system’s private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.
For our Company owned brokerage operations, we focus on recruiting and retaining sales associates through a number of programs in order to drive revenue growth.

Government Regulation
Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the “FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington, and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. Where the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. In some states, case law requires a franchisor to renew a franchise agreement unless a franchisee has given cause for non-renewal. Failure to comply with these laws could result in civil liability to the affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation.
Real Estate Regulation. RESPA and state real estate brokerage laws restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. Currently, several states prohibit the sharing of referral fees with a principal to a transaction. In addition, with respect to our company owned real estate brokerage, relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
On November 17, 2008, the Department of Housing and Urban Development (“HUD”) published a rule that seeks to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. The material provisions of the rule include: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. To date there has not been any material impact (financial or otherwise) to the Company arising out of compliance with these new rules.
Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from HUD to the new Consumer Financial Protection Bureau ("CFPB") and it is possible that the practices of HUD, taking very expansive broad readings of RESPA, will continue or accelerate at the CFPB creating increased regulatory risk. RESPA also has been invoked by plaintiffs in private litigation for various purposes.
Our Company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures. Under state law, our Company-owned real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage businesses.
Regulation of Title Insurance and Settlement Services. Many states license and regulate title agencies/settlement service providers or certain employees and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States sometimes unilaterally lower the insurance rates relative to loss experience and other relevant factors. States also require title agencies and title underwriters to meet certain minimum financial requirements for net worth and working capital. In addition, the insurance laws and regulations of Texas, the jurisdiction in which our title insurance underwriter subsidiary, TRGC, is domiciled, generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Generally, any person acquiring beneficial ownership of 10% or more of our voting securities, including the Convertible Notes, the Class A Common Stock, or a combination thereof, would be presumed to have acquired indirect control of our title insurance underwriter subsidiary unless the Texas Department of Insurance upon application determines otherwise. Each of our insurance underwriters is also subject to a holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends.
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
Risks Relating to our Indebtedness
Our significant indebtedness, high interest obligations and negative cash flows could prevent us from meeting our obligations under our debt instruments and could adversely affect our ability to fund our operations, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities.
We are significantly encumbered by our debt obligations. As of December 31, 2011, after giving effect to the 2012 Senior Secured Notes Offering, our total debt, excluding our securitization obligations, would have been $7,361 million (without giving effect to outstanding letters of credit under our senior secured credit facility). In addition, as of December 31, 2011, our current liabilities included $327 million of securitization obligations which were collateralized by $366 million of securitization assets that are not available to pay our general obligations. At December 31, 2011, after giving effect to the 2012 Senior Secured Notes Offering, $2,052 million of our borrowings under our senior secured credit facility and other bank indebtedness would have been at variable rates of interest thereby exposing us to interest rate risk.
Our indebtedness was principally incurred to finance our acquisition by Apollo in April 2007 and reflected our then current earnings and our expectations that the housing downturn would recover in the near term. While our total debt has increased since the date of our acquisition in order to fund negative cash flows, the industry and economy have experienced significant declines that have negatively impacted our operating results. Revenues for the year ended December 31, 2011 compared to the year ended December 31, 2007, on a pro forma combined basis, have decreased by approximately 31%. As a result, we have been, and continue to be, challenged by our heavily leveraged capital structure. As a result of the 2012 Senior Secured Notes Offering, we expect that our annual cash interest will increase due to an increase in the interest rate on the First Lien Notes and the New First and a Half Lien Notes compared to certain indebtedness under our senior secured credit facility, which was repaid with the proceeds from the 2012 Senior Secured Notes Offering. After giving effect to the 2012 Senior Secured Notes Offering, we estimate that our annual cash interest would increase on a pro forma annualized basis by approximately $46 million from approximately $616 million to $662 million based on our pro forma debt balances as of December 31, 2011, assuming LIBOR rates as of December 31, 2011.
There can be no assurance that we will be able to reduce the level of our leverage or debt in the future.
Our substantial degree of leverage could have important consequences, including the following:

•
it causes a substantial portion of our cash flows from operations to be dedicated to the payment of interest and required amortization on our indebtedness and not be available for other purposes, including our operations, capital expenditures and future business opportunities or principal repayment. Our significant level of interest payments are challenging in periods when seasonal cash flows in the residential real estate market are at their lowest points;

•	it could cause us to be unable to maintain compliance with the senior secured leverage ratio covenant under our senior secured credit facility;

•
it could cause us to be unable to meet our debt service requirements under our senior secured credit facility or the indentures governing the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes or meet our other financial obligations;

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior secured credit facility and the indentures governing the 12.375% Senior Subordinated Notes, the Extended Maturity Notes, the First Lien Notes and the First and a Half Lien Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or realize the related proceeds from them and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior secured credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.
We will continue to evaluate potential financing transactions, including refinancing certain tranches of our indebtedness, issuing incremental debt, obtaining incremental letters of credit facilities and extending maturities as well as potential transactions pursuant to which third parties, Apollo or its affiliates may provide financing to us or otherwise engage in transactions to provide liquidity to us. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. There also can be no assurance that financing or refinancing will be available to us on acceptable terms or at all.
Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
An event of default under our senior secured credit facility would adversely affect our operations and our ability to satisfy obligations under our indebtedness.
The senior secured credit facility contains restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing four quarter Adjusted EBITDA. Our senior secured leverage ratio may not exceed 4.75 to 1.0. Total senior secured debt, for purposes of this ratio, does not include the First and a Half Lien Notes, the Second Lien Loans, other indebtedness secured by a lien on our assets pari passu or junior in priority to the liens securing the First and a Half Lien Notes (including indebtedness supported by letters of credit issued under our senior secured credit facility), our securitization obligations or the Unsecured Notes. For the twelve months ended December 31, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.44 to 1.0. After giving effect to the 2012 Senior Secured Notes Offering, the senior secured leverage ratio on a pro forma basis would have been 3.87 to 1.0 at December 31, 2011. Based upon our financial forecast for 2012, we expect to remain in compliance with the senior secured leverage ratio covenant for at least the next 12 months. If a housing recovery is delayed further or is weak, we will be subject to additional pressure in maintaining compliance with our senior secured leverage ratio covenant. In future periods, if we are unable to renew or refinance bank indebtedness secured by letters of credit issued under the senior secured credit facility (which are not included in the calculation of the senior secured leverage ratio) and the letters of credit are drawn upon, the reimbursement obligations related to those letters of credit issued under the senior secured credit facility will be included in the calculation of the senior secured leverage ratio. A failure to maintain compliance with the senior secured leverage ratio covenant, or a breach of any of the other restrictive covenants, would result in a default under the senior secured credit facility.
We have the right to cure an event of default of the senior secured leverage ratio in three of any four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into Realogy to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If we are unable to maintain compliance with the senior secured leverage ratio covenant and we fail to remedy or avoid a default through an equity cure permitted thereunder, there would be an “event of default” under the senior secured credit facility. Other events of default include, without limitation, nonpayment of principal or interest, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. Upon the occurrence of any event of default under the senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the Unsecured Notes, the First Lien Notes or the First and a Half Lien Notes,
any of which could result in an event of default under the indentures governing the First Lien Notes, the First and a Half Lien Notes and the Unsecured Notes or our Apple Ridge Funding LLC securitization program.
If we were unable to repay the amounts outstanding under our senior secured credit facility, the lenders under our senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility and our other secured indebtedness. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. Our total indebtedness will not be significantly reduced unless and until the Convertible Notes are converted into equity at the option of the holders thereof. In the future, we may need to seek new financing, or explore the possibility of amending the terms of our senior secured credit facility, and we may not be able to do so on commercially reasonable terms, or terms that are acceptable to us, if at all.
If an event of default is continuing under our senior secured credit facility, the indentures governing the Unsecured Notes, the First Lien Notes, the First and a Half Lien Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and amortization of, our Apple Ridge Funding LLC securitization program.
Restrictive covenants under our indentures and the senior secured credit facility may limit the manner in which we operate.
Our senior secured credit facility and the indentures governing the Extended Maturity Notes, the 12.375% Senior Subordinated Notes, the First Lien Notes and the First and a Half Lien Notes contain, and any future indebtedness we incur may contain, various covenants and conditions that limit our ability to, among other things:

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

•
prepay, redeem or repurchase the Unsecured Notes, the First Lien Notes, the First and a Half Lien Notes and debt that is junior in right of payment to the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
At December 31, 2011, after giving effect to the 2012 Senior Secured Notes Offering, $2,052 million of our borrowings under our senior secured credit facility and other bank indebtedness would have been at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2011.
We are a holding company and are dependent on dividends and other distributions from our subsidiaries.
We are a holding company with limited direct operations. Our principal assets are the equity interests that we hold in our operating subsidiaries. As a result, we are dependent on dividends and other distributions from those subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on our outstanding debt. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness, including our senior secured credit facility and the indentures governing the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our debt service payments.
Our subsidiaries are legally distinct from us and, except for our existing and future subsidiaries that are guarantors of our indebtedness, including the senior secured credit facility, the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes, have no obligation, contingent or otherwise, to pay amounts due on our debt or to make funds available to us for such payment.
Apollo is our controlling stockholder and Paulson may become a significant stockholder. There can be no assurance that Apollo and Paulson will act in our best interests as opposed to their own best interests.
Because of its position as our controlling stockholder, to the extent not otherwise limited in the senior secured credit facility or our indentures, Apollo is able to exercise significant control over decisions affecting us, including:

•	our direction and policies, including the appointment and removal of officers;

•	mergers or other business combinations and opportunities involving us;

•	further issuance of capital stock or other equity or debt securities by us;

•	payment of dividends; and

•	approval of our business plans and general business development.
In addition, Paulson owns Convertible Notes that may be converted into 21.5% of the total outstanding shares of Common Stock on an as converted basis assuming that all Convertible Notes are converted into shares of Class A Common Stock (as defined below). Pursuant to a securityholders agreement we have entered into with Paulson (the "Paulson Securityholders Agreement"), Paulson also has the right to nominate a member of our board of directors or designate a non-voting observer to attend meetings of our board of directors and has certain other rights with respect to issuances of our equity and debt securities.
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
Because our equity securities are not registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchanges.
If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders may conflict with those of the holders of indebtedness under the senior secured credit facility, the First Lien Notes, the First and a Half Lien Notes, the Unsecured Notes or any other holder of our debt and such equity holders have no obligation to provide any additional equity or any debt financing to us. In addition, none of the holders of our Convertible Notes are under any obligation to convert their Convertible Notes into equity.

Risks Related to Our Business
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

•
increasing mortgage rates and down payment requirements and/or reduced availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act or other legislation or regulation that may be enacted or promulgated to reform the U.S. housing finance market, including restrictions imposed on mortgage originators as well as retention levels required to be maintained by sponsors to securitize mortgages;

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

•
individual tax law changes, including potential limits on, or elimination of, the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;

•	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;

•	commission pressure from brokers who discount their commissions; and/or

•	acts of God, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets.
Recently, banks and other lenders have come under investigations for alleged improper support for foreclosure actions. As a result, the foreclosure process in many areas has slowed and may face ongoing disruption. These foreclosure developments could reduce the level of homesales and could, once these homes reemerge on the market, add additional downward pressure on the price of existing homesales. A potential settlement of related litigation in 2012 could ease the disruption to foreclosures.

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
The residential real estate brokerage business is subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. For example, interest payments of approximately $215 million are due on our Unsecured Notes and Second Lien Loans in October and April of each year. Accordingly, one of our significant interest payments falls in, or immediately following, the period of our lowest cash flow generation. Because of this asymmetry and the size of our cash interest obligations, if unfavorable conditions in the real estate market and general macroeconomic conditions do not significantly improve, we would be required to seek additional sources of working capital for our future liquidity needs, including obtaining additional financing from affiliated or non-affiliated debt holders and deferring or reducing spending. There can be no assurance that we would be able to defer or reduce expenses or that any such actions would not materially and adversely impact our business and results of operations, or that we could obtain additional financing on acceptable terms or at all.
A prolonged decline or lack of sustained growth in the number of homesales and/or prices would adversely affect our revenues and profitability.
Based upon data published by NAR, from 2005 to 2011, annual U.S. existing homesale units declined by 40% and the median homesale price declined by 24%. Our revenues for the year ended December 31, 2011 compared to the year ended December 31, 2007, on a pro forma combined basis, decreased approximately 31%. A further decline or lack of sustained growth in existing homesales, a continued decline in home prices or a decline in commission rates charged by brokers would further adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services and reducing the referral fees earned by our relocation services business. For example, for 2011, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $11 million for our Real Estate Franchise Services and our Company Owned Real Estate Brokerage Services segments on a combined basis.
Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could continue to adversely affect our revenues and profitability.
Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions in the country. For the year ended December 31, 2011, NRT realized approximately 64% of its revenues from California (28%), the New York metropolitan area (25%) and Florida (11%). A further downturn in residential real estate demand or economic conditions in these regions could result in a further decline in NRT’s total gross commission income and profitability and have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have an adverse effect on our title and settlement services business as well. A further downturn in residential real estate demand or economic conditions in these states could continue to result in a decline in our overall revenues and have a material adverse effect on us.
NRT has a significant concentration of transactions at the higher end of the U.S. real estate market. A shift in NRT’s mix of property transactions from the high range to lower and middle range homes would adversely affect the average price of NRT’s closed homesales.

Loss or attrition among our senior management or other key employees could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our senior management and other key employees. Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, the mix between the fixed and variable compensation we pay our employees and prevailing compensation rates. Given the lengthy and prolonged downturn in the real estate market and the cost-cutting measures we implemented during the downturn, certain of our employees have received, and may in the near term continue to receive, less incentive compensation. As such, we may suffer significant attrition among our current key employees. If we were to lose key employees and not promptly fill their positions with comparably qualified individuals, our business may be materially adversely affected.
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
Dramatic declines in the housing market during the past five years, with falling home prices and increasing foreclosures, including disruptions and delays occasioned by recent investigations into alleged improper foreclosure processes, and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These actions, which initially impacted mortgage-backed securities, spread to credit default swaps and other derivative securities and caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. Lack of available credit or lack of confidence in the financial sector could materially and adversely affect our business, financial condition and results of operations.
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
The U.S. government implemented certain actions during the past several years to assist in a stabilization and/or a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding of billions of dollars to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve Board in an attempt to maintain low mortgage rates (the first phase of which ended on March 31, 2010); (4) the continuation of the 2008 higher loan limits for FHA, Freddie Mac and Fannie Mae loans, most recently extended through 2013; (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices, as well as encouraging lenders to modify loan terms with borrowers at risk of foreclosure or already in foreclosure; and (6) ongoing attempts to cause Freddie Mac, Fannie Mae and various banks implicated in foreclosure investigations to modify loans, including by the reduction of principal, when the home value has fallen below the amount of the loan. There can be no assurance that these actions or any other governmental action will continue to stabilize the housing market or that any recovery in this market will be sustained as these programs either wind down or expire by their terms.
Moreover, Congress has held hearings on the future of Freddie Mac and Fannie Mae and other government sponsored entities or GSEs with a view towards further legislative reform. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, either of which could materially adverse affect the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken.
The Dodd-Frank Act and other financial reform legislation may, among other things, result in new rules and regulations that may adversely affect the housing industry.
On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry and also establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. These standards and practices include limitations, which are scheduled to become effective in 2013, on the amount that a mortgage originator may receive with respect to a "qualified mortgage," including fees received by affiliates of the mortgage originator. Based upon the current legislation and the definition of a qualified mortgage, such limitation could adversely affect the fees received by TRG, as provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans.  While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, increase down payment requirements, increase mortgage costs, curtail affiliated business transactions and result in increased costs and potential litigation for housing market participants.
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
Competition in the residential real estate services business is intense. As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees. Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring similar products and services at rates that are lower than we charge. Our largest national competitors in this industry include Brookfield Residential Property Services, an affiliate of Brookfield Asset Management, Inc. (“Brookfield”), which in December 2011 acquired Prudential Real Estate and Relocation Services and also operates the brands, Real Living in the U.S. and Royal LePage in Canada; RE/MAX International, Inc.; and Keller

Williams Realty, Inc. Some of these companies may have greater financial resources than we do, including greater marketing and technology budgets, and may be less leveraged. Regional and local franchisors provide additional competitive pressure in certain areas. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions further deteriorate.
Our company owned brokerage business, like that of our franchisees, is generally in intense competition. We compete with other national independent real estate organizations, including Home Services of America, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, and smaller niche companies competing in local areas. Competition is particularly severe in the densely populated metropolitan areas in which we operate. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and while they have been negatively impacted by the prolonged downturn in the residential housing market, they may increase their market share in the future. Listing aggregators and other web-based real estate service providers may also begin to compete for part of the service revenue through referral or other fees. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, utilization of technology, personal contacts and brokerage commission. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. We also compete for the services of qualified licensed independent sales associates. Some of the firms competing for sales associates use a different model of compensating agents, in which agents are compensated for the revenue generated by other agents that they recruit to those firms. This business model may be appealing to certain agents and hinder our ability to attract and retain those agents. Competition for sales associates could reduce the commission amounts retained by our company after giving effect to the split with independent sales associates and possibly increase the amounts that we spend on marketing. Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.50% in 2011.
In our relocation services business, we compete primarily with global and regional outsourced relocation service providers. The larger outsourced relocation service providers that we compete with include: Brookfield Global Relocation Services, an affiliate of Brookfield (including the recently acquired operations of Prudential Real Estate and Relocation Services), SIRVA, Inc., and Weichert Relocation Resources, Inc.
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
Several of our businesses are highly regulated. The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While we believe that our franchising operations are in compliance with such existing regulations, we cannot predict the effect any existing or future legislation or regulation may have on our business operation or financial condition.
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
Several of the litigation matters we are involved with allege claims based upon breaches of fiduciary duties by our licensed brokers, violations of state laws relating to business practices or consumer disclosures and with respect to compliance with wage and hour regulations. We cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against us, including remedies or awards, and adverse results in any such litigation, including treble damages, may harm our business and financial condition.
Our company owned real estate brokerage business, our relocation business, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from the Department of Housing and Urban Development ("HUD") to the new Consumer Financial Protection Bureau ("CFPB") and it is possible that the practice of HUD taking very expansive broad readings of RESPA will continue or accelerate at the CFPB creating increased regulatory risk.
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

•	the Affiliated Marketing Rule, which prohibits or restricts the sharing of certain consumer credit information among affiliated companies without notice and/or consent of the consumer;

•	the Fair Housing Act;

•	laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act, that can impose significant sanctions on improper payments;

•	laws and regulations in jurisdictions outside the United States in which we do business;

•	state and federal employment laws and regulations, including any changes that would require classification of independent contractors to employee status, and wage and hour regulations; and

•	increases in state, local or federal taxes that could diminish profitability or liquidity.

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
Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, asset impairments, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results.
We may not have the ability to complete future acquisitions; we may not be successful in developing the Better Homes and Gardens Real Estate brand.
We have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. Our company owned brokerage business has completed over 350 acquisitions since its formation in 1997 and, in 2004, we acquired the Sotheby’s International Realty® residential brokerage business and entered into an exclusive license agreement for the rights to the Sotheby’s International Realty® trademarks with which we are in the process of building the Sotheby’s International Realty® franchise system. In January 2006, we acquired our title insurance underwriter and certain title agencies. As a result of these and other acquisitions, we have derived a substantial portion of our growth in revenues and net income from acquired businesses. The success of our future acquisition strategy will continue to depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and to finance and complete these transactions.
In October 2007, we entered into a long-term agreement to license the Better Homes and Gardens® Real Estate brand from Meredith. We seek to build a new international residential real estate franchise company using the Better Homes and Gardens® Real Estate brand name. The licensing agreement between us and Meredith became operational on July 1, 2008 and is for a 50-year term, with a renewal term for another 50 years at our option. We may not be able to successfully develop the brand in a timely manner given the housing downturn and limitations in developing the brand in certain countries, or at all. Our inability to complete acquisitions or to successfully develop the Better Homes and Gardens® Real Estate brand would have a material adverse effect on our growth strategy.
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
We have achieved cost savings from various restructuring initiatives targeted at reducing costs and enhancing organizational effectiveness while consolidating existing processes and facilities and will continue to identify additional cost savings. We may not be able to achieve or maintain the anticipated cost savings and other benefits from these restructuring initiatives that are described elsewhere in this Annual Report. If our cost savings or the benefits are less than our estimates or take longer to implement than we project, the savings or other benefits we projected may not be fully realized.
 Our financial results are affected by the operating results of franchisees.
Our real estate franchise services segment receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of our real estate franchise services segment are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions remain weak or worsen for franchisees, their financial results may worsen and our royalty revenues may decline. Gross closed commission income of our new franchisees may never materialize and accordingly we may not receive any material royalty revenues from new franchisees. In addition, we may have to increase our bad debt and note reserves. We may also have to terminate franchisees more frequently due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.
Our franchisees and independent sales associates could take actions that could harm our business.
Our franchisees are independent business operators and the sales associates that work with our company owned brokerage operations are independent contractors, and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards, or may not hire and train qualified independent sales associates or employees. If our franchisees and independent sales associates were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations. Improper actions by our franchisees may also lead to direct claims against us based on theories of vicarious liability.
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
We do not control the joint venture PHH Home Loans and PHH as the managing partner of that venture may make decisions that are contrary to our best interests.
Under our Operating Agreement with PHH relating to PHH Home Loans, we own a 49.9% equity interest but do not have control of the operations of the joint venture.  Rather, our joint venture partner, PHH, is the managing partner of the venture and may make decisions with respect to the operation of the venture, which may be contrary to our best interests and may adversely affect our results of operations.  In addition, our joint venture may be materially adversely impacted by changes affecting the mortgage industry, including but not limited to regulatory changes, increases in mortgage interest rates and decreases in operating margins.

In the event of a termination of our joint venture PHH Home Loans, our earnings derived from the business that had been conducted by the joint venture and the related marketing fees that we earned from PHH could be materially adversely affected.
Either party has the right to terminate the joint venture upon the occurrence of certain events, such as a material breach by the other party of any representation, warranty, covenant or other agreement contained in the Operating Agreement, Strategic Relationship Agreement or certain other related agreements that is not cured following any applicable notice or cure period, or the insolvency of the other party. In addition, we may terminate the joint venture at our election at any time after January 31, 2015 by providing two years’ prior notice to PHH, and PHH may terminate the venture at its election effective January 31, 2030 by notice delivered no earlier than three years, but not later than two years, before such date. Upon any termination of the joint venture by us, we may require that PHH purchases our interest or sells its interest to a buyer designated by us. Upon any termination of the joint venture by PHH, PHH will be entitled to purchase our interest. In each case, the purchase price would be the fair market value of the interest sold.
If the joint venture is terminated, we may not be able to replace PHH with a new joint venture partner on terms comparable to us as those contained in the existing agreements governing the joint venture and, even if successful in finding a replacement partner, may incur expenses or loss of mortgage related earnings during any such transition. We may also decide not to continue to engage in the loan origination business conducted by the joint venture. In the event of a termination of the joint venture, our earnings derived from the business that had been conducted by the joint venture and the related marketing fees that we earned from PHH could be materially adversely affected.
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
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied.

Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor our deposits, customers could seek to hold us responsible for these deposits and, if the customers prevailed in their claims, we could be subject to significant losses. These escrow and trust deposits totaled $272 million at December 31, 2011.
Title insurance regulations limit the ability of our insurance underwriter to pay cash dividends to us.
Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to a certain percentage of the insurance subsidiary’s surplus, or 100% of statutory operating income for the previous calendar year. These restrictions could limit our ability to receive dividends from our insurance underwriter, make acquisitions or otherwise grow our business.
We may be unable to continue to securitize certain of our relocation assets, which may adversely impact our liquidity.
At December 31, 2011, $327 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of our relocation services business under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. The securitization markets have experienced significant disruptions which may have the effect of increasing our cost of funding or reducing our access to these markets in the future. If we are unable to continue to securitize these assets, we may be required to find additional sources of funding which may be on less favorable terms or may not be available at all.
The occurrence of any trigger events under our Apple Ridge securitization facility could cause us to lose funding under that facility and therefore restrict our ability to fund the operation of our U.S. relocation business.
The Apple Ridge securitization facility, which we use to advance funds on behalf of certain clients of our relocation business in order to facilitate the relocation of their employees, contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. The triggering events include but are not limited to: those tied to the age and quality of the underlying assets; a change of control; a breach of our senior secured leverage ratio covenant under our senior secured credit facility if uncured; and the acceleration of indebtedness under our senior secured credit facility, unsecured or secured notes or other material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
We are highly dependent on the availability of the asset-backed securities market to finance the operations of our relocation business, and disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity or results of operations.
Our Apple Ridge securitization facility, as recently amended in December 2011, matures in December 2013. We could encounter difficulties in renewing this facility and if this source of funding is not available to us for any reason, we could be required to borrow under the revolving credit facility or incur other indebtedness to finance our working capital needs, and there can be no assurance in this regard, or we could require our clients to fund the home purchases themselves, which could have a material adverse effect on our ability to achieve our business and financial objectives.
Our international operations are subject to risks not generally experienced by our U.S. operations.
Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international operations. For the year ended December 31, 2011, revenues from these operations were approximately 3% of total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations that could result in losses against which we are not insured and therefore affect our profitability include:

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
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, employment law, including claims challenging the classification of our sales associates as independent contractors, and claims alleging violations of RESPA or state consumer fraud statutes. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.
In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation. The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to marketing funds. The New Jersey Consumer Fraud Act, if applicable, provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement). A case management order entered on November 29, 2010 established, among other things, a trial date of April 16, 2012. All expert reports have been produced and expert depositions have commenced.
As of January 24, 2012, Realogy entered into a memorandum of understanding memorializing the principal terms of a proposed settlement of this action.  The structure of the proposed settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers.  The non-monetary consideration includes but is not limited to waivers and modifications of certain fees and payments of incentive fees.  On February 16, 2012, the parties executed a Stipulation of Settlement finalizing the terms of the settlement reflected in the memorandum of understanding.  The Stipulation of Settlement and related settlement documents were submitted to the Court on February 17th by the plaintiffs to obtain preliminary approval.  The court granted preliminary approval on February 22nd.  Notice of the settlement will go to the class in the next 30 days.  A fairness hearing will be held on June 4, 2012 when the court will determine whether to grant final approval of the settlement.  Realogy has reserved for funding that would be required beyond carrier contributions and that amount is reflected in our financial results for the year ended December 31, 2011.
This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. If the proposed settlement is not finalized and approved by the court, the resolution of this litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.
Two key RESPA issues currently being litigated in various courts by other industry participants and us are (1) whether RESPA's prohibition of unearned fees applies to all fees or only split fees and (2) whether RESPA impinges on the ability of a real estate broker to charge a two-part fee with fixed and variable components. These issues directly impact the fee structures of franchisees and our Company owned brokerage business in those states where fees frequently include both fixed and variable commission charges. In 2011, the U.S. Supreme Court agreed to hear Freeman vs. Quicken Loans, Inc., where the issue presented is whether RESPA applies to a fee that is not split or shared with a third party. Oral argument in that case was heard on February 21, 2012. A decision in the Quicken Loans case or in other pending cases that interpret RESPA broadly could significantly increase the volume of RESPA litigation and could adversely impact us and our franchisees.
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
Our license agreement with Meredith for the use of the Better Homes and Gardens® real estate brand is terminable by Meredith prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, or (3) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.
We may incur substantial and unexpected liabilities arising out of our pension plan.
We have a defined benefit pension plan for which participation was frozen as of July 1, 1997, however, the plan is subject to minimum funding requirements. Although the Company to date has met its minimum funding requirements, the pension plan represents a liability on our balance sheet and will generate substantial cash requirements for us, which may increase beyond our expectations in future years based on changing market conditions. For example, as of the end of the fiscal year ended December 31, 2011, for financial reporting purposes, we estimated that required cash contributions will be between $8 million and $9 million each year for the next five years and approximately $48 million over the succeeding five years. In addition, changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our pension plan and cause volatility in the future funding requirements of the plan.
Our ability to use our NOLs and other tax attributes may be limited if we undergo an “ownership change.”
Our ability to utilize our net operating losses (“NOLs”) and other tax attributes could be limited if we undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by five-percent shareholders in any three-year period. Although we do not believe that we have undergone an ownership change within the last three years, it is possible that we will undergo an ownership change in the future and, as a result, our use of NOL carryforwards may be limited.

Risks Related to Realogy’s Separation from Cendant
We are responsible for certain of Cendant’s contingent and other corporate liabilities.
Under the Separation and Distribution Agreement dated July 27, 2006 (the “Separation and Distribution Agreement”) among Realogy, Cendant Corporation (“Cendant”), which changed its name to Avis Budget Group, Inc. (“Avis Budget”) in August 2006, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”), and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement dated as of July 28, 2006, as amended (the "Tax Sharing Agreement"), among Realogy, Wyndham Worldwide and Travelport, Realogy and Wyndham Worldwide have each assumed and are generally responsible for 62.5% and 37.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities not primarily related to the businesses of Travelport, Realogy, Wyndham Worldwide or Avis Budget Group. The due to former parent balance was $80 million at December 31, 2011 and represents Realogy’s accrual of its share of potential Cendant contingent and other corporate liabilities.
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

Item 2.    Properties.
Corporate headquarters.  Our corporate headquarters is located in leased offices at One Campus Drive in Parsippany, New Jersey. The lease expires in October 2013. We recently entered into a lease for new corporate headquarters at 175 Park Avenue, Madison, New Jersey, with a term of 17 years. We expect to take occupancy of the new headquarters at the end of 2012 or early 2013 and expect the lease to commence at that time. The new lease consists of approximately 270,000 square feet and the payment of base rent commences approximately 18 months following the date on which the lease commences.
Real estate franchise services.  Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey.
Company owned real estate brokerage services.  As of December 31, 2011, our company owned real estate brokerage segment leases approximately 5.0 million square feet of domestic office space under approximately 960 leases. Its corporate headquarters and one regional headquarters are located in leased offices at One Campus Drive, Parsippany, New Jersey. As of December 31, 2011, NRT leased seven facilities serving as regional headquarters, 24 facilities serving as local administration, training facilities or storage, and approximately 725 brokerage sales offices under approximately 853 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of one to five years. In addition, there are 77 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.
Relocation services.  Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. There are leased offices in the US, located in Lisle, Illinois; Irving, Texas; Omaha, Nebraska, Memphis, Tennessee, Folsom, California; Irvine, California; and St. Louis Park, Minnesota. International offices include leased facilities in the United Kingdom, Hong Kong, Singapore, China, Germany, France, Switzerland, Canada and the Netherlands.
Title and settlement services.  Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in 2014. This business also has leased regional and branch offices in 26 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3.    Legal Proceedings.
Legal—Real Estate Business
The following litigation relates to Cendant’s Real Estate business, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to marketing funds. The complaint seeks unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. The New Jersey Consumer Fraud Act, if applicable, provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement). A case management order entered on November 29, 2010 established, among other things, a trial date of April 16, 2012. All expert reports have been produced and expert depositions have commenced.

As of January 24, 2012, Realogy entered into a memorandum of understanding memorializing the principal terms of a proposed settlement of this action.  The structure of the proposed settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers.  The non-monetary consideration includes but is not limited to waivers and modifications of certain fees and payments of incentive fees.  On February 16, 2012, the parties executed a Stipulation of Settlement finalizing the terms of the settlement reflected in the memorandum of understanding.  The Stipulation of Settlement and related settlement documents were submitted to the Court on February 17th by the plaintiffs to obtain preliminary approval.  The court granted preliminary approval on February 21st.  Notice of the settlement will go to the class in the next 30 days.  A fairness hearing will be held on June 4, 2012 when the court will determine whether to grant final approval of the settlement.  Realogy has reserved for funding that would be required beyond carrier contributions and that amount is reflected in our financial results for the year ended December 31, 2011.
This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. If the proposed settlement is not finalized and approved by the court, the resolution of this litigation, could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.
Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al.).  The case, pending in the United States District Court for the Central District of California, arises from the relationship of several of our subsidiaries with a former Coldwell Banker Commercial franchise, whose affiliated entity allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities during the period in which it was a franchisee and for a period of time after the franchise agreement was terminated.  In a SEC civil proceeding asserting violations of various securities laws, by stipulated judgment dated September 2, 2009, a shareholder of the franchisee, Real Estate Partners, Inc. ("REP"), and REP's affiliated entities were ordered to disgorge approximately $53 million in funds raised from investors.  REP filed for Chapter 11 bankruptcy protection in 2007.  The complaint, initially filed in April 2010 and subsequently amended twice, most recently in March 2011, alleges, among other things, that our subsidiaries Coldwell Banker Real Estate Corporation and Coldwell Banker Real Estate LLC, engaged in negligence and fraud as they knew or should have known that REP and the Coldwell Banker Commercial franchisee were using the marks in connection with the promotion of securities but that the Coldwell Banker subsidiaries failed to act to stop that use. The second amended complaint is a putative class action brought on behalf of REP investors. On September 8, 2011, the court denied the Coldwell Banker subsidiaries' motion to dismiss on the second amended complaint. On August 22, 2011, plaintiffs filed their motion to certify a class.  Oral argument on the motion to certify the class is scheduled for March 5, 2012 and a decision is expected shortly after oral argument. Trial is currently scheduled for August 2012.
Realogy Corporation v. Triomphe Partners and Triomphe Immobilien (AAA/District New York).  On August 15, 2011, the United States District Court of the Southern District of New York denied Triomphe’s appeal of an August 4, 2010 arbitration decision in this matter.  As previously disclosed, the arbitrators found that Realogy properly terminated the franchise contracts of a former master franchisor of the Coldwell Banker brand for 28 countries, in Eastern and Western Europe, for failing to meet minimum office requirements but denied Realogy’s monetary claim.  All of the former master franchisee’s counterclaims were denied.
We are involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, employment law, including claims challenging the classification of our sales associates as independent contractors, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
***
The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses.
The Company also monitors litigation and claims asserted against other industry participants together with new statutory and regulatory enactments for potential impacts to its business. Although the Company responds, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results. Two key RESPA issues currently being litigated in various courts by other industry participants and us are (1) whether RESPA's prohibition of unearned fees applies to all fees or only split fees and (2) whether RESPA impinges on the ability of a real estate broker to charge a two-part fee with fixed and variable components. These issues directly impact the fee structures of franchisees and our Company owned brokerage business in those states where fees frequently include both fixed and variable commission charges. In 2011, the U.S. Supreme Court agreed to hear Freeman vs. Quicken Loans, Inc., where the issue presented is whether RESPA applies to a fee that is not split or shared with a third party. Oral argument in that case was heard on February 21, 2012. A decision in the Quicken Loans case or in other pending cases that interpret RESPA broadly could significantly increase the volume of RESPA litigation and could adversely impact us and our franchisees.
Item 4.    Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established trading market for our common stock. As of February 27, 2012, approximately 98.7% of the common stock of our indirect parent company, Holdings, was held by investment funds affiliated with our principal equity sponsor, Apollo and an investment fund of co-investors managed by Apollo.
Since our acquisition by Apollo, we have paid no cash dividends on our common stock. Our senior secured credit facility and the indentures governing our 12.375% Senior Subordinated Notes, Extended Maturity Notes, First Lien Notes and First and a Half Lien Notes contain covenants that limit our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Covenants under our Senior Secured Credit Facility and certain Indentures.” In addition, pursuant to the Paulson Securityholders Agreement and prior to the consummation of a Qualified Public Offering (as defined below), we may not pay dividends or any other distributions on our capital stock or redeem or repurchase any shares of capital stock without Paulson’s prior written consent, subject to certain specified exceptions.
Item 6.    Selected Financial Data.
The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the years ended December 31, 2011, 2010, and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the year ended December 31, 2008 and the periods from April 10, 2007 through December 31, 2007 and January 1, 2007 through April 9, 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our consolidated financial statements not included elsewhere herein.
Holdings, the indirect parent of Realogy, does not conduct any operations other than with respect to its indirect ownership of Realogy. Intermediate, the parent of Realogy, does not conduct any operations other than with respect to its ownership of Realogy. Any expenses related to stock compensation issued by Holdings to the employees or directors of Realogy or franchise taxes incurred by Holdings are recorded in Realogy’s financial statements. As a result, there are no material differences between Holdings’ and Realogy’s financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 and no material differences between Intermediate’s and Realogy’s financial statements for the years ended December 31, 2011, 2010, 2009 and 2008.
Although Realogy continued as the same legal entity after the Merger, the financial statements for 2007 are presented for two periods: January 1 through April 9, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and April 10 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The consolidated statement of operations data for the period January 1, 2007 to April 9, 2007 are derived from the audited financial statements of the Predecessor not included elsewhere in this Annual Report, and the consolidated statement of operations data for the period April 10, 2007 to December 31, 2007 are derived from the audited financial statements of the Successor not included elsewhere in this Annual Report. In the opinion of management, the statement of operations data for 2007 include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations as of the dates and for the periods indicated. The results for periods of less than a full year are not necessarily indicative of the results to be expected for any interim period or for a full year.
The selected historical consolidated financial data and operating statistics presented below should be read in conjunction with our annual consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Our annual consolidated financial information may not be indicative of our future performance.

		Successor				Predecessor
	As of or for the Year Ended December 31,				As of or For the Period April 10 Through December 31, 2007	For the Period From January 1 Through April 9, 2007
	2011	2010	2009	2008
	(In millions, except operating statistics)
Statement of Operations Data:
Net revenue	$4,093	$4,090	$3,932	$4,725	$4,472	$1,492
Total expenses	4,526	4,084	4,266	6,988	5,708	1,560
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(433)	6	(334)	(2,263)	(1,236)	(68)
Income tax expense (benefit)	32	133	(50)	(380)	(439)	(23)
Equity in (earnings) losses of unconsolidated entities	(26)	(30)	(24)	28	(2)	(1)
Net loss	(439)	(97)	(260)	(1,911)	(795)	(44)
Less: Net income attributable to noncontrolling interests	(2)	(2)	(2)	(1)	(2)	—
Net loss attributable to Holdings and Realogy	$(441)	$(99)	$(262)	$(1,912)	$(797)	$(44)

Balance Sheet Data:
Securitization assets (a)	$366	$393	$364	$845	$1,300
Total assets	7,810	8,029	8,041	8,912	11,172
Securitization obligations	327	331	305	703	1,014
Long-term debt	7,150	6,892	6,706	6,760	6,239
Equity (deficit) (b)	(1,508)	(1,072)	(981)	(740)	1,203

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Statistics:
Real Estate Franchise Services (c)
Closed homesale sides (d)	909,610	922,341	983,516	995,622	1,221,206
Average homesale price (e)	$198,268	$198,076	$190,406	$214,271	$230,346
Average homesale brokerage commission rate (f)	2.55%	2.54%	2.55%	2.52%	2.49%
Net effective royalty rate (g)	4.84%	5.00%	5.10%	5.12%	5.03%
Royalty per side (h)	$256	$262	$257	$287	$298
Company Owned Real Estate Brokerage Services (i)
Closed homesale sides (d)	254,522	255,287	273,817	275,090	325,719
Average homesale price (e)	$426,402	$435,500	$390,688	$479,301	$534,056
Average homesale brokerage commission rate (f)	2.50%	2.48%	2.51%	2.48%	2.47%
Gross commission income per side (j)	$11,461	$11,571	$10,519	$12,612	$13,806
Relocation Services
Initiations (k)	153,269	148,304	114,684	136,089	132,343
Referrals (l)	72,169	69,605	64,995	71,743	78,828
Title and Settlement Services
Purchasing title and closing units (m)	93,245	94,290	104,689	110,462	138,824
Refinance title and closing units (n)	62,850	62,225	69,927	35,893	37,204
Average price per closing unit (o)	$1,409	$1,386	$1,317	$1,500	$1,471

_______________

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

(m)	Represents the number of title and closing units processed as a result of home purchases.

(n)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans.

(o)	Represents the average fee we earn on purchase title and refinancing title units.
In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions. Holdings, the indirect parent of Realogy, does not conduct any operations other than with respect to its indirect ownership of Realogy. Any expenses related to stock compensation issued by Holdings to the employees or directors of Realogy or franchise taxes incurred by Holdings are recorded in Realogy’s financial statements. As a result, there are no material differences between Holdings’ and Realogy’s financial statements for the years ended December 31, 2011, 2010 or 2009. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Item 1A - Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward- looking statements.
Overview
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG) - franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2011, our franchise system had approximately 14,000 franchised and company owned offices and 245,800 independent sales associates operating under our brands in the U.S. and 100 other countries and territories around the world, which included approximately 725 of our company owned and operated brokerage offices with approximately 42,100 independent sales associates. We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide operational and administrative services and certain systems and tools that are designed to help our franchisees serve their customers and attract new, or retain existing, independent sales associates. Such services include national and local advertising programs, listing and agent-recruitment tools, including technology, training and purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon closing of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. In the U.S. and generally in Canada, we employ a direct franchising model, however, in other parts of the world, we usually employ a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise. Under the master franchise model, we typically enter into long term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. Royalty increases or decreases are recognized with little corresponding increase or decrease in expenses due to the operating efficiency within the franchise operations. In addition to royalties received from our independently owned franchisees, our Company Owned Real Estate Brokerage Services segment pays royalties to the Real Estate Franchise Services segment.

•
Company Owned Real Estate Brokerage Services (known as NRT) - operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby’s International Realty® brand names. As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to real estate agents, which are recognized concurrently with associated revenues. We also operate a large independent residential REO asset manager. These REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.

•
Relocation Services (known as Cartus) - primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services. We provide these relocation services to corporate and government clients for the transfer of their employees. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either the value per the underlying third party buyer contract with the transferee, which results in no gain or loss, or the appraised value as determined by independent appraisers. We generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate or LIBOR rate and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations. Additionally, we earn revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral fee or commission, which is recognized at the time of completion of services.

•
Title and Settlement Services (known as Title Resource Group or TRG) - provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business. We provide title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. We provide many of these services to third party clients in connection with transactions generated by our Company Owned Real Estate Brokerage and Relocation Services segments as well as various financial institutions in the mortgage lending industry. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.

As discussed under the heading “Current Industry Trends,” the domestic residential real estate market has been in a significant and lengthy downturn. As a result, our results of operations have been, and may continue to be, materially adversely affected.
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
April 2007 Merger Agreement with Affiliates of Apollo
On December 15, 2006, Realogy entered into an agreement and plan of merger with Holdings and Domus Acquisition Corp., which are affiliates of Apollo Management VI, L.P., an entity affiliated with Apollo Global Management, LLC. Under the merger agreement, Holdings acquired the outstanding shares of Realogy pursuant to the merger of Domus Acquisition Corp. with and into Realogy, with Realogy being the surviving entity (the “Merger”). The Merger was consummated on April 10, 2007. All of Realogy’s issued and outstanding common stock is currently owned by Intermediate, which is a direct, wholly owned subsidiary of Holdings.
Realogy incurred substantial indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay a portion of Realogy’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, Realogy entered into the senior secured credit facility, issued unsecured notes and refinanced the credit facilities governing Realogy’s relocation securitization programs. In addition, investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P. or one of its affiliates (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”), as well as members of management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to Realogy to complete the Merger Transactions, which was treated as a contribution to Realogy’s equity. Holdings common stock is currently o wned or controlled solely by Apollo, although other parties own Convertible Notes that may be converted, at the option of such parties, into Holdings common stock.
Current Industry Trends
Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth over several decades, it has been in a significant and prolonged downturn, which initially began in the second half of 2005. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units has declined by 40% and the median price has declined by 24%.
In response to the housing downturn, the U.S. government implemented certain actions during the past several years to help stabilize and assist in a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding by the government of billions of dollars to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates which concluded in mid-2011; (4) the continuation of the 2008 higher loan limits for the FHA, Freddie Mac and Fannie Mae loans most recently extended to the end of 2013; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices and encouraging lenders to modify loan terms, including reductions in principal amount, with borrowers at risk of foreclosure or already in foreclosure. Based in part on these measures, since 2010, the residential real estate market has shown signs of stabilization, particularly with respect to the number of homesale transactions, through pressure continues to exist on average homesale price in part due to the high levels of distressed sales.
Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of sales volume decline. According to Freddie Mac, interest rates on commitments for 30-year, fixed-rate first mortgages have decreased from 5.3% in December 2008 to 4.0% in December 2011. Offsetting some of the favorable impact of lower interest rates are conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions have tightened significantly during this housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. As a result, mortgages are less available to borrowers and it frequently takes longer to close a homesale transaction due to the enhanced mortgage and underwriting requirements.
According to Corelogic’s February 2012 press release, there were 1.4 million homes at the end of 2011 in some stage of foreclosure in the U.S. This magnitude of so-called shadow inventory could, were it to be released into the market, adversely impact home prices in local markets, while potentially increasing unit sales activity. Furthermore, according to Corelogic’s November 2011 press release, there are approximately 10.7 million homes that have negative equity, as the mortgages on such properties exceed the estimated fair market value of the homes. Utilizing 2010 Census data, the 10.7 million homes with negative equity represent approximately 14% of all owner-occupied homes in the U.S. More than half of the homes with negative equity are located in just six states (AZ, CA, FL, GA, OH and IL) and, as a result, sales activity in these states could experience a slower pace of sales compared to the rest of the country, as homeowners may be reluctant to sell their residences at a loss.
According to NAR, the inventory of existing homes for sale is 2.3 million homes at December 2011 compared to 3.0 million homes at December 2010. The December 2011 inventory level represents a seasonally adjusted 6.4 months supply which is down from 8.5 months supply as of December 2010. The supply could increase due to the release of homes for sale by financial institutions. This factor could add downward pressure on the price of existing homesales.
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
Potential Reform of the U.S. Housing Finance Market and Potential Wind-down of Freddie Mac and Fannie Mae. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Numerous pieces of legislation seeking various types of reform for the GSEs have been introduced in Congress. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, either of which could have a materially adverse affect on the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken. At present, the U.S. government also is attempting, through various avenues, to increase loan modifications for home owners with negative equity.
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
***
We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the domestic economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery. Factors that may negatively affect a housing recovery include:

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
Homesales
According to NAR, homesale transactions for 2011 increased 2% over 2010 and represent the 4th consecutive year that homesale transactions have been in the 4.1 to 4.3 million range on an annual basis, despite adverse economic and housing conditions during that period. The annual year over year trend in homesale transactions is as follows:

	2011 vs. 2010	2010 vs. 2009	2009 vs. 2008
Number of Homesales
Industry
NAR	2% (a)	(5)%	5%
Fannie Mae	2% (a)	(5)%	5%
Realogy
Real Estate Franchise Services	(1)%	(6)%	(1)%
Company Owned Real Estate Brokerage Services	—%	(7)%	—%
_______________

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are forecasting an increase of 7% and 6%, respectively, in existing homesale transactions for 2012 compared to 2011. In addition, NAR and Fannie Mae are forecasting an increase of 3% and 3%, respectively, in existing homesale transactions for 2013 compared to 2012.
Homesale Price
In 2010, the percentage decrease in the average price of homes brokered by our franchisees and company owned offices significantly outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve, as well as, a greater impact from increased activity in the mid and higher price point segment of the housing market and less distressed homesale activity in our company owned offices compared to the prior year. NAR reported homesale price declines of 4% for the year ended December 31, 2011 compared to 2010 while our price was flat for RFG and only down 2% for NRT. We believe that one significant reason, other than our geographic footprint, that accounts for the difference between our average homesale price and the median homesale price of NAR is due to the high level of distressed sales included in NAR’s data. The annual year over year trend in the price of homes is as follows:

	2011 vs. 2010	2010 vs. 2009	2009 vs. 2008
Price of Homes
Industry
NAR	(4)%(a)	—%	(13)%
Fannie Mae	(4)%(a)	—%	(13)%
Realogy
Real Estate Franchise Services	—%	4%	(11)%
Company Owned Real Estate Brokerage Services	(2)%	11%	(18)%
_______________

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.
As of their most recent releases, NAR is forecasting an increase of 1% in median homesale prices for 2012 compared to 2011, while Fannie Mae is forecasting a decrease of 3% in median homesale prices for 2012 compared to 2011. In addition, NAR is forecasting an increase of 2% in median homesale prices for 2013 compared to 2012 and Fannie Mae is forecasting that median homesale prices are flat.

***
While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR data is subject to periodic review and revision.  On December 21, 2011, NAR issued a press release disclosing that it had completed a review of its sampling and methodology processes with respect to existing homesales and as a result has issued a downward revision to their previously reported homesales and inventory data for the period from 2007 through November 2011. For example, NAR previously estimated that homesale transactions for 2010 were 4.9 million, but, after the revision NAR estimated that homesale transactions for 2010 were 4.2 million. The revision did not affect NAR’s previously reported median or average price data. These revisions had no impact on our reported financial results or key business driver information.  While we believe that the industry data presented herein are derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period may materially differ.
Housing Affordability Index
According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines that began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index improved to 185 for 2011 compared to 174 for 2010 and 169 for 2009 and the overall improvement in this index could favorably impact a housing recovery.
Other Factors
Due to the prolonged downturn in the residential real estate market, a significant number of franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact transaction volumes in the future. Due to the factors noted above, we significantly increased our bad debt and note reserves in prior years and continue to actively monitor the collectability of receivables and notes from our franchisees. In response to the weakness in the residential real estate market, our Company Owned Real Estate Brokerage Services segment has consolidated the number of offices it operates from 1,082 offices at December 31, 2005 to 725 offices at December 31, 2011.
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
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through 2011, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the average brokerage commission rates will modestly decline.
The net effective royalty rate has been declining over the past three years. We would expect that, over the near term, the net effective royalty rate will continue to modestly decline due to an increased concentration of business in larger franchisees which earn higher volume rebates as well as the Company’s focus on strategic growth through relationships with larger established real estate companies which may pay a lower royalty rate. The net effective rate can also be affected by a shift in volume amongst our brands which operate under different royalty rate arrangements.
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
The decline in the number of homesale transactions and the decline in homesale prices has and could continue to adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees and company owned brokerages, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers.
The following table presents our drivers for the years ended December 31, 2011, 2010 and 2009. See “Results of Operations” below for a discussion as to how the material drivers affected our business for the periods presented.

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
Real Estate Franchise Services (a)
Closed homesale sides	909,610	922,341	(1%)	922,341	983,516	(6%)
Average homesale price	$198,268	$198,076	—%	$198,076	$190,406	4%
Average homesale broker commission rate	2.55%	2.54%	1 bps	2.54%	2.55%	(1) bps
Net effective royalty rate	4.84%	5.00%	(16) bps	5.00%	5.10%	(10) bps
Royalty per side	$256	$262	(2%)	$262	$257	2%
Company Owned Real Estate Brokerage Services
Closed homesale sides	254,522	255,287	—%	255,287	273,817	(7%)
Average homesale price	$426,402	$435,500	(2%)	$435,500	$390,688	11%
Average homesale broker commission rate	2.50%	2.48%	2 bps	2.48%	2.51%	(3) bps
Gross commission income per side	$11,461	$11,571	(1%)	$11,571	$10,519	10%
Relocation Services
Initiations (b)	153,269	148,304	3%	148,304	114,684	29%
Referrals (c)	72,169	69,605	4%	69,605	64,995	7%
Title and Settlement Services
Purchase title and closing units	93,245	94,290	(1%)	94,290	104,689	(10%)
Refinance title and closing units	62,850	62,225	1%	62,225	69,927	(11%)
Average price per closing unit	$1,409	$1,386	2%	$1,386	$1,317	5%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)	Includes initiations of 26,087 for the year ended December 31, 2010, related to the Primacy acquisition in January 2010.

(c)	Includes referrals of 4,997 for the year ended December 31, 2010, related to the Primacy acquisition in January 2010.

The following table represents the impact of our revenue drivers on our business operations.

Revenue Drivers

RFG
=
Homesale Sides
X
Average Homesale Price
X
Average Broker Commission Rate
X
Net Franchise/ Royalty Rate
=
RFG Domestic Royalty Revenue (1)
+
NRT Domestic Royalty Revenue (2)
+
Other Revenue (3)
=
Total RFG Segment Revenue
6%
NRT
=
Homesale Sides
X
Average Homesale Price
X
Average Broker Commission Rate
=
Sides Related Gross Commission Income
+
Non-Sides Related Gross Commission Income
=
Gross Commission Income per P&L
+
Other Revenue
=
Total NRT Segment Revenue
CARTUS
=
Real Estate Referral Fees
Referrals
X
Average Referral Fee
+
Household Goods and Other Commissions
+
Client Transactional Fees
Initiations
X
Average Fee
+
Net Interest Income
+
Other Revenue
=
Total Cartus Segment Revenue
TRG
=
Total Resale and Refinance Fees
Resale and Refinance Closing Units
X
Title Premiums and Escrow Fees
+
Relocation Service Fees
+
Title Insurance Underwriter Fees
Total Title Premium
X
Underwriter Retention %
+
Title Agency Fees and Other Revenue
=
Total TRG Segment Revenue

(1) Includes non-sides related royalty fees.
(2) Intercompany royalty is eliminated in consolidation.
(3) Other revenue includes revenue from international royalties, upfront international fees and preferred alliance revenue.

The following table sets forth the impact on EBITDA for the year ended December 31, 2011 assuming either our homesale sides or average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%, 3% and 5%.

	Homesale Sides/Average Price (1)	Decline of			Increase of
		5%	3%	1%	1%	3%	5%
	(units and price in thousands)	($ in millions)
Homesale sides change impact on:
Real Estate Franchise Services (2)	910 sides	$(12)	$(7)	$(2)	$2	$7	$12
Company Owned Real Estate Brokerage Services (3)	255 sides	$(43)	$(26)	$(9)	$9	$26	$43

Homesale average price change impact on:
Real Estate Franchise Services (2)	$198	$(12)	$(7)	$(2)	$2	$7	$12
Company Owned Real Estate Brokerage Services (3)	$426	$(43)	$(26)	$(9)	$9	$26	$43
 _______________

(1)	Average price represents the average selling price of closed homesale transactions.

(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.

(3)	Increase/(decrease) represents impact on company owned real estate brokerage operations and related intercompany royalties to our real estate franchise services operations.

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
Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2011	2010	Change
Net revenues	$4,093	$4,090	$3
Total expenses (1)	4,526	4,084	442
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(433)	6	(439)
Income tax expense (benefit)	32	133	(101)
Equity in earnings of unconsolidated entities	(26)	(30)	4
Net loss	(439)	(97)	(342)
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net loss attributable to Holdings and Realogy	$(441)	$(99)	$(342)
_______________

(1)
Total expenses for the year ended December 31, 2011 include $11 million of restructuring costs, $1 million of merger costs and $60 million related to the 2011 Refinancing Transactions (as defined below), partially offset by a net benefit of $15 million of former parent legacy items. Total expenses for the year ended December 31, 2010 include $21 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments.

Net revenues increased $3 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 principally due to an increase in revenues for the Title and Settlement Services segment due to higher refinance and title insurance premiums and the Relocation Services segment due to volume increases. These increases were offset by decreases in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment as a result of the absence of the homebuyer tax credit in 2011.
Total expenses increased $442 million (11%) primarily due to:

•
the absence of a net benefit of $323 million of parent legacy items as a result of tax and other liability adjustments which occurred in 2010 compared to a net benefit of $15 million of former parent legacy items in 2011;

•
the impact of the 2011 Refinancing Transactions, which resulted in a $36 million loss on the early extinguishment of debt as well as an increase in interest expense of $17 million as a result of the de-designation of interest rate swaps and $7 million due to the write-off of financing costs; and

•	a $51 million increase in operating, marketing and general and administrative expenses primarily due to:

◦
an increase in variable operating expenses for the Title and Settlement Services segment of $25 million as a result of increases in underwriter and refinancing volume and $3 million increase in legal expenses;

◦
an increase in expenses for the Real Estate Franchise Service segment, primarily due to $10 million of incremental legal expenses, $7 million of incremental employee related costs, $5 million of incremental expenses related to the international business conferences for all of our brands in 2011 that were not held in 2010 and a $4 million increase in marketing expenses;

◦	an increase in variable operating expenses for the Relocation Services segment of $11 million primarily as a result of increases in international volume and $5 million of incremental employee related costs; and

◦
partially offset by a decrease of $30 million in operating expenses at the Company Owned Real Estate Brokerage Services segment due to restructuring and cost-saving activities as well as reduced employee related costs.

Our income tax expense for the year ended December 31, 2011 was $32 million and was comprised of the following:

•	$19 million of income tax expense which was primarily due to an increase in deferred tax liabilities associated with indefinite-lived intangible assets, and

•	$13 million of income tax expense for foreign and state income taxes in certain jurisdictions.
No Federal income tax benefit was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2011 and 2010:

	Revenues (a)			EBITDA (b)(c)			Margin
	2011	2010	% Change	2011	2010	% Change	2011	2010	Change
Real Estate Franchise Services	$557	$560	(1)%	$320	$352	(9)%	57%	63%	(6)
Company Owned Real Estate Brokerage Services	2,970	3,016	(2)	56	80	(30)	2	3	(1)
Relocation Services	423	405	4	115	109	6	27	27	—
Title and Settlement Services	359	325	10	29	25	16	8	8	—
Corporate and Other	(216)	(216)	*	(77)	269	*
Total Company	$4,093	$4,090	—%	$443	$835	(47)%	11%	20%	(9)
Less: Depreciation and amortization				186	197
Interest expense, net (d)				666	604
Income tax expense (benefit)				32	133
Net loss attributable to Holdings and Realogy				$(441)	$(99)
_______________

*	not meaningful

(a)
Revenues include elimination of transactions between segments, which primarily consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $216 million and $216 million during the year ended December 31, 2011 and 2010, respectively.

(b)
EBITDA for the year ended December 31, 2011 includes $11 million of restructuring costs, $1 million of merger costs and $36 million loss on the early extinguishment of debt, partially offset by a net benefit of $15 million of former parent legacy items.

(c)
EBITDA for the year ended December 31, 2010 includes $21 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments.

(d)
Includes $24 million of incremental interest expense in 2011 which is comprised of $17 million due to the de-designation of interest rate swaps from an accounting perspective and $7 million due to the write-off of financing costs as a result of the 2011 Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 9 percentage points for the year ended December 31, 2011 compared to the same period in 2010 primarily due to a net benefit of $323 million of former parent legacy items resulting from tax and other liability adjustments in 2010 compared to a net benefit of $15 million of former parent legacy items for 2011. In addition, there was a decrease in current year EBITDA due to a $36 million loss on the early extinguishment of debt as well as a decrease in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment as well as increased expenses at the Real Estate Franchise Services segment.
On a segment basis, the Real Estate Franchise Services segment margin decreased 6 percentage points to 57% from 63% in the comparable prior period due to an increase in legal expenses, employee related expenses, incremental expenses related to the international business conferences and other expenses. The Company Owned Real Estate Brokerage Services segment margin decreased 1 percentage point to 2% from 3% in the comparable prior period due to a slight decrease in the number of homesale transactions and a decrease in equity earnings related to our investment in PHH Home Loans, partially offset by lower operating expenses primarily as a result of restructuring and cost-saving activities. The Relocation Services segment margin remained at 27% and the Title and Settlement Services segment margin remained at 8%.
Corporate and Other EBITDA for the year ended December 31, 2011 decreased $346 million to negative $77 million primarily due to a net benefit of $323 million in 2010 of former parent legacy items resulting from tax and other liability adjustments compared to a net benefit of $15 million in 2011 from former parent legacy items for the same comparable period and a $36 million loss on the early extinguishment of debt as a result of the 2011 Refinancing Transactions.
Real Estate Franchise Services
Revenues decreased $3 million to $557 million and EBITDA decreased $32 million to $320 million for the year ended December 31, 2011 compared with the same period in 2010.
The decrease in revenue was driven by a $10 million decrease in third-party domestic franchisee royalty revenue due to a 1% decrease in the number of homesale transactions and a lower net effective royalty rate as our larger affiliates are achieving higher volume levels. Average homesale price remained flat compared to 2010.
The decrease in revenue was also attributable to a $2 million decrease in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $204 million and $206 million during 2011 and 2010, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue decrease for Real Estate Franchise Services segment.
These decreases were partially offset by a $7 million increase in marketing revenue compared to the same period in 2010 and a $3 million increase in area development fees.
The decrease in EBITDA was due to the decrease in revenues discussed above, as well as:

•
a $10 million increase in legal expenses primarily due to higher legal costs and legal reserves and the reversal of litigation accruals in 2010 due to a favorable legal outcome and an insurance reimbursement;

•	an increase in employee related costs of $7 million;

•	incremental expenses of $5 million related to the international business conferences for all of our brands in 2011;

•	an increase in marketing expense of $4 million; and

•	a $2 million impairment of a cost method investment.
Company Owned Real Estate Brokerage Services
Revenues decreased $46 million to $2,970 million and EBITDA decreased $24 million to $56 million for the year ended December 31, 2011 compared with the same period in 2010.
Excluding REO revenues, revenues decreased $33 million primarily due to decreased commission income earned on homesale transactions. This decrease was driven by a 2% decrease in the average price of homes sold while the number of homesale transactions remained flat and an increase in the average broker commission rate. We believe the 2% decrease in the average price of homes sold and flat homesale transactions are reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $13 million to $23 million in the year ended December 31, 2011 compared to the same period in 2010 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA decreased $24 million due to the decrease in revenues discussed above, as well as:

•	$14 million related to additional operating costs related to late 2010 acquisitions; and

•	a $4 million decrease in equity earnings related to our investment in PHH Home Loans;
partially offset by,

•	a $44 million decrease in operating expenses, net of inflation, due to restructuring and cost-saving activities as well as reduced employee costs; and

•	a $2 million decrease in royalties paid to our Real Estate Franchise Services segment.

Relocation Services
Revenues increased $18 million to $423 million and EBITDA increased $6 million to $115 million for the year ended December 31, 2011 compared with the same period in 2010.
The increase in revenues was primarily driven by $19 million of incremental international revenue due to increased transaction volume and a $4 million increase in relocation service fee revenues primarily due to higher domestic transaction volume. These increases were partially offset by a $5 million decrease in at-risk revenue due to fewer closings in 2011 compared to 2010.
EBITDA increased $6 million primarily as a result of the increase in revenues discussed above and a $3 million decrease in restructuring expenses, partially offset by an $8 million increase in operating expenses due to higher volume related international costs and an $8 million increase due to higher employee related costs.
Title and Settlement Services
Revenues increased $34 million to $359 million and EBITDA increased $4 million to $29 million for the year ended December 31, 2011 compared with the same period in 2010.
The increase in revenues was primarily driven by a $32 million increase in underwriter revenue and a $2 million increase in volume from refinancing transactions. EBITDA increased $4 million as a result of the increase in revenues discussed above partially offset by an increase of $25 million in variable operating costs as a result of the increase in underwriter and refinancing volume noted above and $3 million increase in legal expenses.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011.  The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services and Title and Settlement Services segments each recognized $1 million of facility and personnel related expenses. At December 31, 2011, the remaining liability was $3 million.
2010 Restructuring Program
During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $21 million for the year ended December 31, 2010. The Company Owned Real Estate Brokerage Services segment recognized $9 million of facility related expenses, $3 million of personnel related expenses and $1 million of expense related to asset impairments. The Relocation Services segment recognized $2 million of facility related expenses and $1 million of personnel related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses and $1 million of personnel related expenses. The Corporate and Other segment recognized $2 million of facility related expenses. At December 31, 2011, the remaining liability was $3 million.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2010	2009	Change
Net revenues	$4,090	$3,932	$158
Total expenses (1)	4,084	4,266	(182)
Income (loss) before income taxes, equity in earnings and noncontrolling interests	6	(334)	340
Income tax benefit	133	(50)	183
Equity in (earnings) losses of unconsolidated entities	(30)	(24)	(6)
Net loss	(97)	(260)	163
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net loss attributable to Holdings and Realogy	$(99)	$(262)	$163
_______________

(1)
Total expenses for the year ended December 31, 2010 include $21 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments. Total expenses for the year ended December 31, 2009 include $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to Wright Express Corporation (”WEX”) partially offset by $21 million of expenses recorded at Corporate) and a gain on the extinguishment of debt of $75 million.

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

•	$22 million of income tax expense was recorded for an increase in deferred tax liabilities associated with indefinite-lived intangible assets; and

•	$2 million of income tax expense was recognized primarily for foreign and state income taxes for certain jurisdictions.
No Federal income tax benefit was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2010 and 2009.

	Revenues (a)			EBITDA (b)(c)			Margin
	2010	2009	% Change	2010	2009	% Change	2010	2009	Change
Real Estate Franchise Services	$560	$538	4%	$352	$323	9%	63%	60%	3
Company Owned Real Estate Brokerage Services	3,016	2,959	2	80	6	1,233	3	—	3
Relocation Services	405	320	27	109	122	(11)	27	38	(11)
Title and Settlement Services	325	328	(1)	25	20	25	8	6	2
Corporate and Other (d)	(216)	(213)	*	269	(6)	*
Total Company	$4,090	$3,932	4%	$835	$465	80%	20%	12%	8
Less: Depreciation and amortization				$197	$194
Interest expense, net				$604	$583
Income tax expense (benefit)				$133	$(50)
Net loss attributable to Holdings and Realogy				$(99)	$(262)
_______________

*	not meaningful

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
_______________

(a)
Includes $1 million of unfavorable lease liability recorded in purchase accounting for Primacy which was reclassified to restructuring liability as a result of the Company restructuring certain facilities after the acquisition date.

(b)	During the year ended December 31, 2009, the Company reversed $4 million in the Consolidated Statement of Operations related to restructuring accruals established in 2006 through 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2011	December 31, 2010	Change
Total assets	$7,810	$8,029	$(219)
Total liabilities	$9,318	$9,101	$217
Total equity (deficit)	$(1,508)	$(1,072)	$(436)
For the year ended December 31, 2011, total assets decreased $219 million primarily as a result of a decrease in cash and cash equivalents of $49 million, a $21 million decrease in other current assets, a decrease in franchise agreements intangible assets, other intangibles and property and equipment of $67 million, $39 million and $21 million, respectively, due to amortization and depreciation and an $10 million decrease in deferred taxes.
Total liabilities increased $217 million principally due to a $258 million increase in long term debt, primarily as a result of the 2011 Refinancing Transactions, partially offset by a $24 million decrease in due to former parent and a $19 million decrease in accounts payable.
Total equity (deficit) decreased $436 million primarily due to the net loss attributable to Holdings and Realogy of $441 million for the year ended December 31, 2011.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity position has been and is expected to continue to be negatively affected by the ongoing unfavorable conditions in the real estate market resulting in negative operating cash flows, the substantial interest expense on our debt obligations and potential adverse changes in interest rates. Our liquidity position would also be adversely impacted by our inability to access our relocation securitization programs and could be adversely impacted by our inability to access the capital markets. In addition, our short-term liquidity position from time to time has been and may continue to be negatively affected by seasonal fluctuations in the residential real estate brokerage business.
Although we have seen improvement in affordability and stabilization in homesale sides at our Company Owned Real Estate Brokerage Services segment and average sales price at our Real Estate Franchise Services segment, we are not certain whether these signs of stabilization will lead to a recovery. We cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.
Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. After giving effect to the 2012 Senior Secured Notes Offering, we estimate that our annual cash interest will increase on a pro forma annualized basis by approximately $46 million from approximately $616 million to $662 million based on our pro forma debt balances as of December 31, 2011 and assuming LIBOR rates as of December 31, 2011. Primarily as a consequence of our cash interest obligations, we expect to experience negative cash flows in 2012 given our operating environment. However, if conditions in the real estate market do not deteriorate further, given our availability under our extended revolving credit facility and other sources of liquidity which we believe are available to us, we believe we will be able to meet our cash flow needs through December 31, 2012.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. For example, interest payments of approximately $215 million are due on our Unsecured Notes and Second Lien Loans in October and April of each year. Because of this asymmetry and the size of our cash interest obligations, if unfavorable conditions in the real estate market and general macroeconomic conditions do not significantly improve, we would be required to seek additional sources of working capital for our future liquidity needs, including obtaining additional financing and deferring or reducing spending. There can be no assurance that we would be able to defer or reduce expenses or that any such actions would not materially and adversely impact our business and results of operations or that we would be able to obtain financing on acceptable terms or at all.
We will continue to evaluate potential financing transactions, including refinancing certain tranches of our indebtedness, issuing incremental debt, obtaining incremental letters of credit and extending maturities as well as potential transactions pursuant to which third parties, Apollo or its affiliates may provide financing to us or otherwise engage in transactions to provide liquidity to us. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. There also can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. In addition, the conversion of all or a portion of our approximately $2.1 billion in outstanding Convertible Notes into equity at the option of the holders thereof would increase our liquidity, although the holders of the Convertible Notes are not obligated to do so.
Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Cash Flows
Year ended December 31, 2011 vs. year ended December 31, 2010
At December 31, 2011, we had $143 million of cash and cash equivalents, a decrease of $49 million compared to the balance of $192 million at December 31, 2010. The following table summarizes our cash flows for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	Change
Cash provided by (used in):
Operating activities	$(192)	$(118)	$(74)
Investing activities	(49)	(70)	21
Financing activities	192	124	68
Effects of change in exchange rates on cash and cash equivalents	—	1	(1)
Net change in cash and cash equivalents	$(49)	$(63)	$14
For the year ended December 31, 2011, we used $74 million of additional cash in operations compared to the same period in 2010. For the year ended December 31, 2011, $192 million of cash was used in operating activities due to negative cash flows from operating results of $201 million after $608 million of cash interest payments, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $23 million. For the year ended December 31, 2010, $118 million of cash was used in operating activities due to uses of cash related to trade receivables and relocation receivables of $9 million and $27 million, respectively, as well as by negative cash flows from operating results of $152 million after $550 million of cash interest payments, partially offset by sources of cash related to accounts payable and relocation properties held for sale of $30 million and $43 million, respectively.
For the year ended December 31, 2011, we used $21 million less cash for investing activities compared to the same period in 2010. For the year ended December 31, 2011, $49 million of cash was used in investing activities primarily due to $49 million of property and equipment additions and acquisition related payments of $6 million, partially offset by a $6 million change in restricted cash and net proceeds from certificates of deposit of $5 million. For the year ended December 31, 2010, $70 million of cash was used in investing activities and was primarily due to $49 million of property and equipment additions, $17 million related to acquisition related payments and the purchase of certificates of deposit for $9 million, partially offset by proceeds from the sale of assets of $5 million.
For the year ended December 31, 2011, we generated $68 million more cash from financing activities compared to the same period in 2010. For the year ended December 31, 2011, $192 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the Existing First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $145 million, partially offset by $706 million of term loan facility repayments and the payment of $35 million of debt issuance costs. On December 14, 2011, Realogy entered into agreements to amend and extend the existing Apple Ridge Funding LLC securitization program which resulted in the pay off of the 2007 securitization notes and issuance of the 2011 securitization notes under the extended securitization facility. For the year ended December 31, 2010, $124 million of cash was provided by financing activities and was comprised of $142 million of proceeds from drawings on our unsecured revolving credit facilities and additional securitization obligations of $27 million, partially offset by $32 million of term loan facility repayments.
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
For the year ended December 31, 2010 we used $459 million of additional cash in operations compared to the same period in 2009. For the year ended December 31, 2010, $118 million of cash was used in operating activities due to uses of cash related to trade receivables and relocation receivables of $9 million and $27 million, respectively, as well as by negative cash flows from operating results of $152 million after $550 million of cash interest payments, partially offset by sources of cash related to accounts payable and relocation properties held for sale of $30 million and $43 million, respectively. For the year ended December 31, 2009, $341 million of cash was provided by operating activities and was comprised of sources of cash related to relocation receivables and relocation properties held for sale of $442 million and $22 million, respectively, and trade receivables and accounts payable of $40 million and $26 million, respectively, partially offset by a $48 million use of cash related to due from former parent and negative cash flows from operating results of $200 million after $487 million of cash interest payments.
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
For the year ended December 31, 2010 we provided $603 million more cash from financing activities compared to the same period in 2009. For the year ended December 31, 2010, $124 million of cash was provided by financing activities and was comprised of $142 million of proceeds from drawings on our unsecured revolving credit facilities and additional securitization obligations of $27 million, partially offset by $32 million of term loan facility repayments. For the year ended December 31, 2009, $479 million of cash was used in financing activities and was comprised of $410 million of securitization obligation repayments, a decrease in incremental revolver borrowings of $515 million and $32 million of term loan facility repayments, partially offset by proceeds of $500 million related to the issuance of the Second Lien Loans (as defined below).

Financial Obligations
Indebtedness Table
As of December 31, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility (1)	(2)	April 2013	$289	$78	$158
Extended revolving credit facility (1)	(2)	April 2016	363	97	200
Non-extended term loan facility	(3)	October 2013	629	629	—
Extended term loan facility	(3)	October 2016	1,822	1,822	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	133	133	—
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	52	52	—
Senior Subordinated Notes(5)	12.375%	April 2015	190	187	—
Extended Maturity Notes:
Senior Notes(6)	11.50%	April 2017	492	489	—
Senior Notes(7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations:(8)
Apple Ridge Funding LLC		December 2013	400	296	104
Cartus Financing Limited(9)		Various	62	31	31
			$8,096	$7,477	$493
_______________

(1)
The available capacity under these facilities was reduced by $53 million and $66 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively, at December 31, 2011. On February 2, 2012, the Company completed the 2012 Senior Secured Notes Offering (described below) which, among other things, terminated availability under the non-extended revolving credit facility. On February 27, 2012, the Company had $55 million outstanding on the extended revolving credit facility and $81 million of outstanding letters of credit.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
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

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013. In January 2012, Realogy repaid $25 million of the outstanding borrowings and reduced the capacity of the credit facility due in July 2012 by $25 million.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

2012 Senior Secured Notes Offering
On February 2, 2012, Realogy issued $593 million of First Lien Notes and $325 million of New First and a Half Lien Notes, the proceeds of which were used to repay amounts outstanding under its senior secured credit facility. The First Lien Notes and the New First and a Half Lien Notes are senior secured obligations of the Company and will mature on January 15, 2020. Interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. The First Lien Notes and the New First and a Half Lien Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act.
The Company used the proceeds from the offering, of approximately $918 million, to: (i) prepay $629 million of its non-extended term loan borrowings under its senior secured credit facility which were due to mature in October 2013, (ii) repay all of the $133 million in outstanding borrowings under its non-extended revolving credit facility which was due to mature in April 2013, and (iii) repay $156 million of the outstanding borrowings under its extended revolving credit facility. In conjunction with the repayments of $289 million described in clauses (ii) and (iii), the Company reduced the commitments under its non-extended revolving credit facility by a like amount, thereby terminating the non-extended revolving credit facility. After giving effect to the 2012 Senior Secured Notes Offering, we estimate that our annual cash interest will increase on a pro forma annualized basis by approximately $46 million from approximately $616 million to $662 million based on our debt balances as of December 31, 2011 and assuming LIBOR rates as of December 31, 2011.
The First Lien Notes and the New First and a Half Lien Notes are guaranteed on a senior secured basis by Domus Intermediate Holdings Corp., Realogy's parent, and each domestic subsidiary of Realogy that is a guarantor under its senior secured credit facility and certain of its outstanding securities. The First Lien Notes and the New First and a Half Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First Lien Notes and the New First and a Half Lien Notes are secured by substantially the same collateral as Realogy's existing obligations under its senior secured credit facility.  The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing Realogy's first lien obligations under its senior secured credit facility and (ii) senior to the collateral liens securing Realogy's other secured obligations that are not secured by a first priority lien, including the First and a Half Lien Notes, and Realogy's second lien obligations under its senior secured credit facility.  The priority of the collateral liens securing the New First and a Half Lien Notes is (i) junior to the collateral liens securing Realogy's first lien obligations under its senior secured credit facility and the First Lien Notes, (ii) equal to the collateral liens securing the Existing First and a Half Lien Notes, and (iii) senior to the collateral liens securing Realogy's second lien obligations under its senior secured credit facility.

Pro forma Indebtedness Table
The debt table below gives effect to the 2012 Senior Secured Notes Offering as if it occurred on December 31, 2011:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	363	97	172
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	133	133	—
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	52	52	—
Senior Subordinated Notes (5)	12.375%	April 2015	190	187	—
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489	—
Senior Notes (7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	400	296	104
Cartus Financing Limited (9)		Various	62	31	31
			$8,096	$7,688	$307
_______________

(1)
The available capacity under this facility was reduced by $94 million of outstanding letters of credit after taking into consideration the $25 million reduction in letters of credit backed revolving credit borrowings that occurred in January 2012. On February 27, 2012, the Company had $55 million outstanding on the extended revolving credit facility and $81 million of outstanding letters of credit.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
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

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013. In January 2012, Realogy repaid $25 million of the outstanding borrowings and reduced the capacity of the credit facility due in July 2012 by $25 million.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

2011 Refinancing Transactions
In January and February of 2011, Realogy completed a series of transactions, referred to herein as the “2011 Refinancing Transactions,” to refinance portions of its senior secured credit facility and unsecured notes.
Debt Exchange Offering
On January 5, 2011, we completed private exchange offers under Section 4(2) of the Securities Act, relating to its outstanding Existing Notes (the “Debt Exchange Offering”). As a result of the Debt Exchange Offering, $2,110 million of Existing Notes were tendered for Convertible Notes, $632 million of Existing Notes were tendered for Extended Maturity Notes and $303 million of Existing Notes remained outstanding.
Amendment to Senior Secured Credit Facility
Effective February 3, 2011, we entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following: (i) extended the maturity of a significant portion of our first lien term loans to October 10, 2016 and increased the interest rate with respect to the extended term loans; (ii) extended the maturity of a significant portion of the loans and commitments under our revolving credit facility to April 10, 2016, increased the interest rate with respect to the extended revolving loans and converted a portion of the extended revolving loans to extended term loans ($98 million in the aggregate); (iii) extended the maturity of a significant portion of the commitments under our synthetic letter of credit facility to October 10, 2016 and increased the fee with respect to the extended synthetic letter of credit commitments; and (iv) allowed for the issuance of $700 million aggregate principal amount of Existing First and a Half Lien Notes, the net proceeds of which, along with cash on hand, were used to prepay $700 million of the outstanding extended term loans. The Senior Secured Credit Facility Amendment also provides for the incurrence of additional incremental term loans that are secured on a junior basis to the second lien loans in an aggregate amount not to exceed $350 million.
Additionally, the Senior Secured Credit Facility Amendment provides that the First and a Half Lien Notes will not constitute senior secured debt for purposes of calculating the senior secured leverage ratio covenant under our senior secured credit facility.
Issuance of Existing First and a Half Lien Notes
On February 3, 2011, the Company issued $700 million aggregate principal amount of Existing First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act. The Existing First and a Half Lien Notes are secured by substantially the same collateral as the Company’s existing secured obligations under its senior secured credit facility, but the priority of the collateral liens securing the Existing First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its senior secured credit facility and the First Lien Notes, (ii) equal to the collateral liens securing the New First and a Half Lien Notes and (iii) senior to the collateral liens securing the Company’s second lien obligations under its senior secured credit facility. The Existing First and a Half Lien Notes mature on February 1, 2019 and bear interest at a rate of 7.875% per annum, payable semiannually on February 15 and August 15 of each year.
As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to prepay $700 million of certain of the first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.
Senior Secured Credit Facility
Realogy has a senior secured credit facility which consists of (i) term loan facilities, (ii) revolving credit facilities, (iii) a synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) an incremental (or accordion) loan facility, a portion of which was utilized in connection with the incurrence of Second Lien Loans in 2009 as described below.
The extended term loans do not require any scheduled amortization of principal. Prior to the 2012 Senior Secured Notes Offering, the non-extended term loan facility provided for quarterly amortization payments totaling 1% per annum of the principal amount of the non-extended term loans.
Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes. The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy, Intermediate and the subsidiary guarantors, including but not limited to (i) a first-priority pledge of substantially all capital stock held by Realogy or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (ii) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy and each subsidiary guarantor, subject to certain exceptions.
In late 2009, Realogy incurred $650 million of Second Lien Loans (the "Second Lien Loans"). The Second Lien Loans are secured by liens on the assets of Realogy and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans, the First Lien Notes and the First and a Half Lien Notes. The Second Lien Loans interest payments are payable semi-annually on April 15 and October 15 of each year. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $187 million at December 31, 2011, of which $43 million will expire in October 2013 and $144 million will expire in October 2016. As of December 31, 2011, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on Realogy or its subsidiaries assets, securitization obligations or the Unsecured Notes. At December 31, 2011, Realogy’s senior secured leverage ratio was 4.44 to 1.0. After giving effect to the 2012 Senior Secured Notes Offering, Realogy's senior secured leverage ratio would have been 3.87 to 1.0 at December 31, 2011.
Realogy has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into Realogy. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If Realogy is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
If an event of default occurs under the senior secured credit facility, and Realogy fails to obtain a waiver from the lenders, Realogy’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to Realogy;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require Realogy to apply all of its available cash to repay these borrowings; or

•	could prevent Realogy from making payments on the First and a Half Lien Notes or the Unsecured Notes;
any of which could result in an event of default under the First and a Half Lien Notes, the Unsecured Notes and the Company’s Apple Ridge Funding LLC securitization program.
If the Company were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility and its other secured indebtedness. The Company has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then the Company may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the First Lien Notes, the First and a Half Lien Notes and the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.
Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $125 million at December 31, 2011 and $155 million at December 31, 2010 and a separate U.K. credit facility under which it could borrow up to £5 million at December 31, 2011 and 2010. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal. As of December 31, 2011, Realogy had outstanding borrowings of $133 million under these credit facilities with $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013. In January 2012, Realogy repaid $25 million of the outstanding borrowings and reduced the capacity of the credit facility due in July 2012 by $25 million. For the year ended December 31, 2011 and 2010, the weighted average interest rate was 2.9% and 3.0%, respectively, under the U.S. credit facilities and 2.5% and 2.5%, respectively, under the U.K. credit facility with interest payable either monthly or quarterly.
Unsecured Notes
On April 10, 2007, Realogy issued $1,700 million of Senior Notes due 2014, $550 million of Senior Toggle Notes due 2014 and $875 million of Senior Subordinated Notes due 2015.
On January 5, 2011, Realogy consummated the Debt Exchange Offering for a portion of its Existing Notes pursuant to which Realogy issued the Extended Maturity Notes and three series of Convertible Notes. Pursuant to the Debt Exchange Offering, $2,110 million aggregate principal amount of the Existing Notes were tendered for Convertible Notes, which are convertible at the holder’s option into Class A Common Stock, and $632 million aggregate principal amount of the Existing Notes were tendered for the Extended Maturity Notes.
As a result of the Debt Exchange Offering, Realogy extended the maturity of $2,742 million aggregate principal amount of the Unsecured Notes to 2017 and 2018, leaving $303 million aggregate principal amount of Existing Notes that mature in 2014 and 2015. In addition, pursuant to the terms of the indenture governing the terms of the Convertible Notes, the Convertible Notes are redeemable at Realogy’s option at a price equal to 90% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption upon a Qualified Public Offering.
The 10.50% Senior Notes mature on April 15, 2014 and bear interest payable semiannually on April 15 and October 15 of each year. The 11.50% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year.
The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, Realogy had the option to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus 0.75%. Beginning with the interest period which ended October 2008 through the interest period which ended April 2011, Realogy elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. Realogy elected to pay Cash Interest for the interest period commencing April 15, 2011 and is required to make all future interest payments on the Senior Toggle Notes entirely in cash until they mature.
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

The 12.00% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year. The 12.375% Senior Subordinated Notes mature on April 15, 2015 and bear interest payable semiannually on April 15 and October 15 of each year. The 13.375% Senior Subordinated Notes mature on April 15, 2018 and bear interest payable on April 15 and October 15 of each year.
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Class A Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 975.6098 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and the Series C Convertible Notes are initially convertible into 926.7841 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share, subject to adjustment if specified distributions to holders of the Class A Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.
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
Loss (Gain) on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2011 Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the year ended December 31, 2011.
On September 24, 2009, Realogy and certain affiliates of Apollo entered into an agreement with a third party pursuant to which Realogy exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million aggregate principal amount of Second Lien Loans. The third party also sold the balance of the Senior Toggle Notes it held for cash to an affiliate of Apollo in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loan transaction. The transaction with the third party closed concurrently with the initial closing of the Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.

Securitization Obligations
Realogy has secured obligations through Apple Ridge Funding LLC, a securitization program which was due to expire in April 2012. On December 14, 2011, Realogy entered into agreements to amend and extend the existing Apple Ridge Funding LLC securitization program. The maturity date has been extended until December 2013. The maximum borrowing capacity remained at $400 million.
In 2010, Realogy, through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy’s senior secured credit facility and the indentures governing the Unsecured Notes.
The Apple Ridge entities and Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Realogy’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Realogy’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program. The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, breach of Realogy’s senior secured leverage ratio under Realogy’s senior secured credit facility if uncured, and cross-defaults to Realogy’s credit agreement, unsecured and secured notes or other material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $366 million and $393 million of underlying relocation receivables and other related relocation assets at December 31, 2011 and 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $6 million and $7 million for the year ended December 31, 2011 and 2010, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.1% and 2.4% for the year ended December 31, 2011 and 2010, respectively.
Covenants under the Senior Secured Credit Facility and Certain Indentures
The senior secured credit facility and the indentures governing the First Lien Notes, First and a Half Lien Notes, the Extended Maturity Notes and the 12.375% Senior Subordinated Notes contain various covenants that limit Realogy’s ability to, among other things:

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

•
prepay, redeem or repurchase the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes and debt that is junior in right of payment to the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes.

In connection with the Debt Exchange Offering, Realogy received consents from the holders of the 10.50% Senior Notes and Senior Toggle Notes to amend the respective indentures governing the terms of such Existing Notes to remove substantially all of the restrictive covenants and certain other provisions previously contained in such indentures.
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage ratio covenant. Total senior secured net debt does not include the Second Lien Loans, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes or other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes. At December 31, 2011, the Company’s senior secured leverage ratio was 4.44 to 1.0. After giving effect to the 2012 Senior Secured Notes Offering, our senior secured leverage ratio would have been 3.87 to 1.0 at December 31, 2011.
To maintain compliance with the senior secured leverage ratio for the twelve-month periods ending March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) changes in sales volume and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.
Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio covenant during the next twelve months. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.
The Company’s financial forecast of Adjusted EBITDA considers numerous factors including open homesale contract trends, industry forecasts and macroeconomic factors, local market dynamics and concentrations in the markets in which we operate. Our twelve month forecast is updated monthly to consider the actual results of the Company and incorporates current homesale contract activity, updated industry forecasts and macroeconomic factors and changes in local market dynamics as well as additional cost savings and business optimization initiatives underway or to be implemented by management. As such initiatives are implemented, management, as permitted by the existing agreement, will pro forma the effect of such measures and add back the savings or enhanced revenue from those initiatives as if they had been implemented at the beginning of the trailing twelve-month period.
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
If an event of default occurs under the senior secured credit facility and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the First Lien Notes, the First and a Half Lien Notes or the Unsecured Notes;
any of which could result in an event of default under the First Lien Notes, the First and a Half Lien Notes or the Unsecured Notes or our Apple Ridge Funding LLC securitization program.
If we were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under the senior secured credit facility and the indentures governing the First Lien Notes and the First and a Half Lien Notes. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings thereunder, then we may not have sufficient assets to repay the First Lien Loans under the senior secured credit facility and our other indebtedness, including the First Lien Notes, the First and a Half Lien Notes, the Second Lien Loans and the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as EBITDA, EBITDA before restructuring and other items and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. EBITDA before restructuring and other items is defined by us as EBITDA adjusted for merger costs, restructuring costs, former parent legacy cost (benefit) items, net, and (gain) loss on the early extinguishment of debt. Adjusted EBITDA is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. We present EBITDA, EBITDA before restructuring and other items and Adjusted EBITDA because we believe EBITDA, EBITDA before restructuring and other items and Adjusted EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management, including our chief operating decision maker, use EBITDA and EBITDA before restructuring and other items as a factor in evaluating the performance of our business. EBITDA, EBITDA before restructuring and other items and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.
We believe EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, which may vary for different companies for reasons unrelated to operating performance. We believe EBITDA before restructuring and other items also facilitates company-to-company operating performance comparisons by backing out those items in EBITDA as well as certain historical cost (benefit) items which may vary for different companies for reasons unrelated to operating performance. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results.
EBITDA and EBITDA before restructuring and other items have limitations as analytical tools, and you should not consider EBITDA or EBITDA before restructuring and other items either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

•	these measures do not reflect changes in, or cash requirement for, our working capital needs;

•
these measures do not reflect our interest expense (except for interest related to our securitization obligations), or the cash requirements necessary to service interest or principal payments on our debt;

•	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;

•	these measures do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate these measures differently so they may not be comparable.
Adjusted EBITDA as used herein corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio.
Like EBITDA and EBITDA before restructuring and other items, Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. In addition to the limitations described above with respect to EBITDA and EBITDA before restructuring and other items, Adjusted EBITDA includes pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma full year effect of acquisitions and new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods.
A reconciliation of net loss attributable to Realogy to EBITDA, EBITDA before restructuring and other items and Adjusted EBITDA for the year ended December 31, 2011 is set forth in the following table:

	For the Year Ended December 31, 2011
Net loss attributable to Realogy	$(441)
Income tax expense (benefit)	32
Income before income taxes	(409)
Interest expense (income), net	666
Depreciation and amortization	186
EBITDA (a)	443
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy costs (benefit), net (b)	(3)
Loss on the early extinguishment of debt	36
EBITDA before restructuring and other items	476
Pro forma cost savings for 2011 restructuring initiatives (c)	11
Pro forma effect of business optimization initiatives (d)	52
Non-cash charges (e)	4
Non-recurring fair value adjustments for purchase accounting (f)	4
Pro forma effect of acquisitions and new franchisees (g)	7
Apollo management fees (h)	15
Incremental securitization interest costs (i)	2
Adjusted EBITDA	$571
Total senior secured net debt (j)	$2,536
Senior secured leverage ratio	4.44	x
Pro forma total senior secured net debt (k)	$2,211
Pro forma senior secured leverage ratio	3.87	x
_______________

(a)
Based on 2011 homesale transactions, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $11 million for our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment combined.

(b)	Consists of $11 million of restructuring costs and $1 million of merger costs offset by a benefit of $15 million of former parent legacy items.

(c)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during 2011. From this restructuring, we expect to reduce our operating costs by approximately $21 million on a twelve-month run-rate basis and estimate that $10 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from January 1, 2011 through the time they were put in place, had those actions been effected on January 1, 2011.

(d)
Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $1 million related to our Relocation Services integration costs and acquisition related non-cash adjustments, $6 million related to vendor renegotiations, $41 million for employee retention accruals and $4 million of other initiatives. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.

(e)
Represents the elimination of non-cash expenses, including $7 million of stock-based compensation expense and $4 million of other items less $7 million for the change in the allowance for doubtful accounts and notes reserves from January 1, 2011 through December 31, 2011.

(f)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(g)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on January 1, 2011. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2011.

(h)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended December 31, 2011.

(i)	Reflects the incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2011.

(j)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,626 million plus $11 million of capital lease obligations less $101 million of readily available cash as of December 31, 2011. Pursuant to the terms of the senior secured credit facility, senior secured net debt does not include First and a Half Lien Notes, Second Lien Loans, other indebtedness that is secured by a lien that is pari passu or junior to the First and a Half Lien Notes or securitization obligations.

(k)
Reflects the proceeds of $918 million from the issuance of $593 million of First Lien Notes and $325 million of New First and a Half Lien Notes offset by the payment of $629 million of non-extended term loan borrowings, $78 million of borrowings under the non-extended revolving credit facility and $211 million of additional readily available cash.

Liquidity Risks
Our liquidity position may be negatively affected as a result of the following specific liquidity risks.
Negative Cash Flows; Seasonality and Cash Requirements
Our liquidity position has been and is expected to continue to be negatively impacted by the ongoing unfavorable conditions in the real estate market resulting in negative cash flows and the substantial interest expense on our debt obligations. Our business segments are also subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. For example, interest payments of approximately $215 million are due on our Unsecured Notes and Second Lien Loans in October and April of each year. Accordingly, the two most significant interest payments fall in, or immediately following, periods of our lowest cash flow generation. Because of this asymmetry and the size of our cash interest obligations, if unfavorable conditions in the real estate market and general macroeconomic conditions do not significantly improve, we would be required to seek additional sources of working capital for our future liquidity needs, including obtaining additional financing from affiliated or non-affiliated debt holders and deferring or reducing spending. There can be no assurance that we would be able to defer or reduce expenses or that any such actions would not materially and adversely impact our business and results of operations or that we would be able to obtain financing on acceptable terms or at all.
Senior Secured Credit Facility Covenant Compliance
On the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0.

As of December 31, 2011, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.44 to 1.0. After giving effect to the 2012 Senior Secured Notes Offering, our senior secured leverage ratio covenant would have been 3.87 to 1.0 at December 31, 2011. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio as a result of negative cash flows due to our significant annual interest payments.
To maintain compliance with the senior secured leverage ratio for the twelve-month periods ending March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) changes in sales volume and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.
If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.
We will continue to evaluate potential financing transactions, including refinancing certain tranches of our indebtedness, issuing incremental debt, obtaining incremental letters of credit and extending maturities as well as potential transactions pursuant to which third parties, Apollo or its affiliates may provide financing to us or otherwise engage in transactions to provide liquidity to us. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. There also can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. In addition, the conversion of all or a portion of our approximately $2.1 billion in outstanding Convertible Notes into equity at the option of the holders thereof would increase our liquidity, although the holders of the Convertible Notes are not obligated to do so.
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
Securitization Programs
Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, breach of Realogy’s senior secured leverage ratio under Realogy’s senior secured credit facility if uncured, and cross-defaults to Realogy’s credit agreement, unsecured and secured notes or other material indebtedness. On December 14, 2011, we entered into agreements to amend and extend our existing Apple Ridge Funding LLC securitization program, which was due to expire in April 2012. The maturity date has been extended until December 2013. The maximum borrowing capacity remained at $400 million.

Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Non-extended revolving credit facility (a)	$—	$78	$—	$—	$—	$—	$78
Extended revolving credit facility (a)	—	—	—	—	97	—	97
Non-extended term loan facility (b)	6	623	—	—	—	—	629
Extended term loan facility (c)	—	—	—	—	1,822	—	1,822
Existing First and a Half Lien Notes (d)			—	—	—	700	700
Second Lien Loans (d)	—	—	—	—	—	650	650
Other bank indebtedness (e)	83	50	—	—	—	—	133
10.50% Senior Notes (g)	—	—	64	—	—	—	64
11.50% Senior Notes (h)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes (f) (g)	11	—	41	—	—	—	52
12.00% Senior Notes (h)	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes (g)	—	—	—	190	—	—	190
13.375% Senior Subordinated Notes (h)	—	—	—	—	—	10	10
11.00% Convertible Notes (h)	—	—	—	—	—	2,110	2,110
Securitized obligations (i)	327	—	—	—	—	—	327
Operating leases (j)	136	98	66	46	24	119	489
Capital leases (including imputed interest)	6	4	2	1	—	—	13
Purchase commitments (k)	48	22	11	10	9	253	353
Total (l) (m)	$617	$875	$184	$247	$1,952	$4,464	$8,339
_______________

(a)
The Company’s senior secured credit facility provided for a $652 million revolving credit facility, which included a $289 million revolving facility expiring in April 2013 and a $363 million extended revolving facility expiring in April 2016. As a result of the 2012 Senior Secured Notes Offering, all borrowings under the $289 million non-extended revolver were repaid and the facility was terminated (See Update below). Outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s non-extended term loan facility provides for quarterly amortization payments totaling 1% per annum of the principal amount with the balance due on the final maturity date of October 2013.  As a result of the 2012 Senior Secured Notes Offering, the non-extended term loan facility was repaid and the facility was terminated (See Update below).

(c)
The Company’s extended term loan facility matures in October 2016. The interest rate for the variable rate debt of $1,822 million will be determined by the interest rates in effect during each period. There is no scheduled amortization of principal. The Company has entered into derivative instruments to fix the interest rate for $650 million of its $2,759 million variable rate debt, which will result in interest payments of $24 million annually. The interest rate for the remaining portion of the variable rate debt of $2,109 million will be determined by the interest rates in effect during each period.

(d)
The Company’s Existing First and a Half Lien Notes bear an annual interest rate of 7.875% and the Second Lien Loans bear an annual interest rate of 13.50%. Interest payments are due semi-annually and the annual interest expense for the Existing First and a Half Lien Notes and the Second Lien Loans is approximately $143 million. There is no scheduled amortization with either debt.

(e)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $75 million is due in July 2012, $8 million due in August 2012, and $50 million is due in January 2013. In January 2012, Realogy repaid $25 million of the outstanding borrowings and reduced the capacity of the credit facility due in July 2012 by $25 million. These obligations are classified on the balance sheet as current due to the revolving nature of the facilities. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period.

(f)
The Company utilized the PIK Interest option to satisfy interest payment obligations for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes from October 2008 through April 2011. As a result, the Company is subject to certain interest deduction limitations if the Senior Toggle Notes were treated as AHYDO within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company will redeem for cash a portion of each Senior Toggle Note then outstanding in April 2012 which is estimated to be approximately $11 million.

(g)	Annual interest expense for the 10.50% Senior Notes, 12.375% Senior Subordinated Notes and Senior Toggle Notes is approximately $36 million.

(h)	Annual interest expense for the 11.50% Senior Notes, 12.00% Senior Notes, 13.375% Senior Subordinated Notes and the Convertible Notes is approximately $306 million.

(i)
The Company’s securitization obligations are variable rate debt and the interest payments will be determined by the interest rates in effect during each period. The Apple Ridge agreement expires in December 2013 and the Cartus Financing Limited agreements expire in August 2012 and August 2015. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

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

(l)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At December 31, 2011, the letter of credit was at $70 million. This letter of credit is not included in the contractual obligations table above.

(m)
The contractual obligations table does not include the Apollo management fee and does not include other non-current liabilities such as pension liabilities of $60 million and unrecognized tax benefits of $42 million as the Company is not able to estimate the year in which these liabilities could be paid.

Contractual Obligations Update
On February 2, 2012, Realogy issued $593 million of First Lien Notes with an interest rate of 7.625% and $325 million of New First and a Half Lien Notes with an interest rate of 9.00%. The First Lien Notes and the New First and a Half Lien Notes will mature on January 15, 2020. The Company used the proceeds from the offering, of approximately $918 million, to: (i) prepay $629 million of its non-extended term loan borrowings under its senior secured credit facility which were due to mature in October 2013, (ii) repay all of the $133 million in outstanding borrowings under the non-extended revolving credit facility which was due to mature in April 2013, and (iii) repay $156 million of the outstanding borrowings under the extended revolving credit facility. In conjunction with the repayments of $289 million described in clauses (ii) and (iii), the Company reduced the commitments under its non-extended revolving credit facility by a like amount, thereby terminating the non-extended revolving credit facility. After giving effect to the 2012 Senior Secured Notes Offering, we estimate that our annual cash interest will increase on a pro forma annualized basis by approximately $46 million from approximately $616 million to $662 million based on our pro forma debt balances as of December 31, 2011 and assuming LIBOR rates as of December 31, 2011.
On February 27, 2012, the Company had $55 million outstanding on the extended revolving credit facility.
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

Allowance for doubtful accounts
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which payment has become unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is generally recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $64 million and $67 million at December 31, 2011 and 2010, respectively.
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
The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $2,614 million and $1,887 million, respectively, at December 31, 2011. It is difficult to quantify the impact of an adverse change in financial results and related cash flows, as certain changes may be isolated to one of our four reporting units or spread across our entire organization. Based upon the impairment analysis performed in the fourth quarter of 2011, there was no impairment for 2011. Management did evaluate the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.
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
Recently Issued Accounting Pronouncements
In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider utilizing the new qualitative analysis for its goodwill impairment test to be performed in the fourth quarter of 2012.
In May 2011, the FASB amended the guidance on Fair Value Measurement that result in common measurement of fair value and disclosure requirements between U.S. GAAP and the International Financial Reporting Standards (“IFRS”). The amendments mainly change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted the amendments on January 1, 2012 and the adoption did not have a significant impact on the consolidated financial statements.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk.
Our principal market exposure is interest rate risk. At December 31, 2011, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2011, we had total long-term debt of $7,150 million, excluding $327 million of securitization obligations. Of the $7,150 million of long-term debt, the Company has $2,759 million of variable interest rate debt primarily based on LIBOR. We have entered into floating to fixed interest rate swap agreements with varying expiration dates with an aggregate notional value of $650 million and effectively fixed our interest rate on that portion of variable interest rate debt. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $23 million. While these results may be used as benchmarks, they should not be viewed as forecasts.
At December 31, 2011, the fair value of our long-term debt approximated $5,690 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $143 million impact on the fair value of our long-term debt.
Item 8.    Financial Statements and Supplementary Data.
See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Controls and Procedures for Domus Holdings Corp.

(a)
Domus Holdings Corp. (“Holdings”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings' management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this Annual Report on Form 10-K, Holdings has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings' disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)
There has not been any change in Holdings' internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting for Domus Holdings Corp.
Holdings' management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Holdings' internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Holdings' internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Holdings' assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Holdings' management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Holdings' assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Holdings' internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Holdings maintained effective internal control over financial reporting as of December 31, 2011.
Auditor Report on the Effectiveness of Domus Holdings Corp.’s Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Holdings' internal control over financial reporting, which is included within their audit opinion on page F-2.
Controls and Procedures for Realogy Corporation

(a)
Realogy Corporation (“Realogy”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this Annual Report on Form 10-K, Realogy has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy's disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)
There has not been any change in Realogy's internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting for Realogy Corporation
Realogy’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Realogy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy’s internal control over financial reporting includes those policies and procedures that:

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
Management assessed the effectiveness of Realogy’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy maintained effective internal control over financial reporting as of December 31, 2011.
Auditor Report on the Effectiveness of Realogy Corporation’s Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Realogy's internal control over financial reporting, which is included within their audit opinion on page F-3.

Item 9B.	Other Information.
On February 27, 2012, the Holdings Compensation Committee approved the annual incentive structure for 2012 under the Realogy 2012 Executive Incentive Plan (the “2012 Incentive Plan”) applicable to the Chief Executive Officer, the other named executive officers and three other executive officers that report to the Chief Executive Officer. The 2012 Incentive Plan permits the payment of incentive amounts in cash and/or shares of Class A Common Stock, $0.01 par value, of Holdings based upon the achievement of pre-established performance criteria for 2012. For a discussion of the 2012 Incentive Plan, see “Item 11—Executive Compensation—Compensation Discussion & Analysis—Bonus.”
As of February 24, 2012, there were 22.2 million shares of Class A Common Stock reserved for issuance under the Amended and Restated Holdings 2007 Stock Incentive Plan, including approximately 17.9 million shares reserved for issuance upon exercise of outstanding options and approximately 4.3 million shares reserved for future grants under the plan. On February 27, 2012, the Holdings Compensation Committee approved a further amendment and restatement of the plan to increase the number of shares reserved thereunder by approximately 20 million, thereby increasing the total number of shares reserved for issuance to approximately 42.2 million.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth information regarding individuals who currently serve as the executive officers and directors of Realogy and Holdings. The age of each individual in the table below is as of December 31, 2011.

Name	Age	Position(s)
Henry R. Silverman	71	Non-Executive Chairman of the Board (1)
Richard A. Smith	58	President, Chief Executive Officer and Director (2)
Anthony E. Hull	53	Executive Vice President, Chief Financial Officer and Treasurer
Marilyn J. Wasser	56	Executive Vice President, General Counsel and Corporate Secretary
David J. Weaving	45	Executive Vice President and Chief Administrative Officer
Kevin J. Kelleher	57	President and Chief Executive Officer, Cartus Corporation
Alexander E. Perriello, III	64	President and Chief Executive Officer, Realogy Franchise Group
Bruce Zipf	55	President and Chief Executive Officer, NRT LLC
Donald J. Casey	50	President and Chief Executive Officer, Title Resource Group
Dea Benson	56	Senior Vice President, Chief Accounting Officer and Controller
Marc E. Becker	39	Director
V. Ann Hailey	60	Director
Scott M. Kleinman	38	Director
M. Ali Rashid	35	Director
_______________

(1)	Resigned effective March 15, 2012.

(2)	On February 27, 2012, Mr. Smith was elected as Chairman of the Board, effective March 15, 2012, to fill the vacancy created by Mr. Silverman's resignation.
Henry R. Silverman has served as our Non-Executive Chairman of the Board since November 2007 and from February 2009 to February 2011, he served as Chief Operating Officer of Apollo Global Management, LLC. Mr. Silverman serves as a director and Vice Chairman of the Board, and a member of the Executive Committee of the manager of Apollo Global Management, LLC. On February 24, 2012, Mr. Silverman resigned from his employment and all of his positions with Apollo Global Management, LLC and its subsidiaries, effective March 15, 2012, and also resigned from all of his positions with Apollo portfolio companies, including but not limited to Holdings, Intermediate and Realogy, all effective March 15, 2012. From November 2007 until February 2009, Mr. Silverman served as a consultant to Apollo. He served as our Chairman of the Board, Chief Executive Officer and a director since our separation from Cendant in July 2006 until November 13, 2007. Mr. Silverman was Chief Executive Officer and a director of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006, as well as Chairman of the Board of Directors and the Executive Committee from July 1998 until August 2006. Mr. Silverman was President of Cendant from December 1997 until October 2004. Mr. Silverman was Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of HFS Incorporated from May 1990 until December 1997. Mr. Silverman also serves as a director and Chairman of the Board of Apollo Commercial Real Estate Finance, Inc., serves as a director of the general partner of AP Alternative Assets, L. P. , serves as a director of Apollo portfolio companies, Athlon Energy, L.P., Noranda Aluminum Holding Corporation and Ascometal S.A. but pursuant to his resignation of employment from Apollo Global Management, LLC, has also resigned from these positions, all effective March 15, 2012. Mr. Silverman serves on the Board of Commissioners of the Port Authority of New York and New Jersey and as a trustee of NYU Langone Medical Center.
Richard A. Smith has served as our President and Chief Executive Officer since November 13, 2007, and has served as a director since our separation from Cendant in July 2006 and as a member of our Executive Committee since its formation in August 2009. On February 27, 2012, Mr. Smith was elected as our Chairman of the Board, effective March 15, 2012, to fill the vacancy created by Mr. Silverman's resignation. Prior to November 13, 2007, he served as our Vice Chairman of the

Board and President. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996.
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
Marilyn J. Wasser has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. In this capacity, she was responsible for corporate-wide legal and compliance matters and served as a member of the corporate leadership team. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services. Most recently, from September 2002 to February 2005, Ms. Wasser served as Executive Vice President, Associate General Counsel and Corporate Secretary for AT&T Wireless Services. There, she had responsibility for all legal matters pertaining to corporate, securities, finance, mergers and acquisitions and strategy matters. From 1995 until 2002, Ms. Wasser served as Secretary to the AT&T Board of Directors and Chief Compliance Officer.
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
Marc E. Becker has served as a director since April 2007, as a member of our Audit Committee since February 2008, and as Chair of our Compensation Committee and Executive Committee since February 2008 and August 2009, respectively. Mr. Becker is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker also serves on the boards of directors of Affinion Group, Inc., Apollo Residential Mortgage, Inc., Vantium Capital, SourceHOV and Evertec Inc. During the past five years, Mr. Becker has also served as a director of Countrywide plc (from May 2007 to February 2009), National Financial Partners (from January 1999 to May 2007), Metals USA, Inc. (from November 2005 to December 2007), Metals USA Holdings Corp. (from May 2005 to December 2007), Quality Distribution, Inc. (from June 1998 to May 2011) and SourceCORP (from January 1998 to May 2011).
V. Ann Hailey has served as a director and Chair of our Audit Committee since February 2008. From January 2009 to January 2010, Ms. Hailey served as Chief Financial Officer of Gilt Groupe, Inc., an internet retailer of discounted luxury goods. Ms. Hailey had served as Executive Vice President of Limited Brands, Inc. from August 1997 to September 2007, first having served as EVP, Chief Financial Officer from August 1997 until April 2006 and then serving as EVP, Corporate Development until September 2007. She also served as a member of the Limited Brands, Inc. Board of Directors from 2001 to 2006. From 2004 to 2008, she served as Director of the Federal Reserve Bank of Cleveland and was Chair of its Audit Committee from 2006 through 2008. Ms. Hailey is currently a Director of W.W. Grainger, Inc. and serves as Chair of its Audit Committee and a member of its Board Affairs and Nominating Committee. Ms. Hailey also serves as a Director of Avon, Inc. and as a member of its Audit Committee.
Scott M. Kleinman has served as a director since April 2007. Mr. Kleinman is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman also serves on the boards of directors of Momentive Performance Materials Inc., Verso Paper Holdings, LLC, Verso Paper Corp. and LyondellBasell Industries, N.V. During the past five years, Mr. Kleinman served on the board of Hexion Specialty Chemicals, Inc. (now known as Momentive Specialty Chemicals, Inc.) (from August 2004 to October 2010), was a member of the board of managers of Momentive Specialty Chemicals Holdings LLC (from August 2004 to October 2010) and was on the board of Noranda Aluminum Holding Corporation (from December 2007 to September 2011).
M. Ali Rashid has served as a director since April 2007 and as a member of our Audit Committee, Compensation Committee and Executive Committee since February 2008, February 2008 and August 2009, respectively. Mr. Rashid is a partner of Apollo. He has been employed by Apollo since 2000. From 1998 to 2000, Mr. Rashid was employed by the Goldman Sachs Group, Inc. in the Financial Institutions Group of its Investment Banking Division. He is also a director of Metals USA, Inc., Metals USA Holdings Corp., Noranda Aluminum Holding Corporation, Quality Distribution, Inc. and Ascometal S.A. During the past five years, Mr. Rashid has also served as a director of Countrywide plc (from May 2007 to February 2009).
Under the terms of his employment agreement executed on April 10, 2007, the date of the Merger, Mr. Smith serves as a member of the Board of Directors of Realogy during his employment term. The initial five year term of employment was automatically renewed for an additional one year pursuant to the terms of employment agreement as neither party provided a 90-day notice of non-renewal.
The composition of the Board of Directors and the identity of the executive officers of Holdings and Intermediate are identical to those of Realogy. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence” for a summary of the following:

•	the Apollo Securityholders Agreement and the Management Investor Rights Agreement, under which Apollo has the right, among other things, to designate members to the Holdings Board; and

•
the Securityholders Agreement with Paulson, under which Paulson has the right, among other things, to either nominate a member of, or designate a non-voting observer to attend all meetings of, the Holdings Board. Pursuant to this Securityholders Agreement, Alex Blades, a Senior Vice President at Paulson, serves as a non-voting observer of the Holdings Board meetings.

Each current director brings a strong and unique background and set of skills to the Board of Directors, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, real estate industry experience, accounting and finance, and risk assessment. Set forth below is a brief description of certain experience, qualifications, attributes or skills of each director that led the Board to conclude that such person should serve as a director of Realogy and Holdings:

•
Mr. Silverman served as our Chief Executive Officer from our separation from Cendant in July 2006 to November 2007, when he retired from that role in accordance with a CEO succession plan established upon Realogy’s separation from Cendant. As part of the succession plan, he became our Non-Executive Chairman of the Board. He has significant experience in our business, having been its Chief Executive Officer, and also having been the Chairman and Chief Executive Officer of Cendant during the period in which our business was conducted as the Real Estate Services Division of Cendant. Mr. Silverman is also the Vice Chairman of Apollo Global Management, LLC, the parent company of our private equity sponsor, Apollo.

•
Mr. Smith has served as our Chief Executive Officer and President since November 2007 and prior thereto as our President and for nearly a decade prior to our separation from Cendant served as the Chairman and Chief Executive Officer of the Cendant Real Estate Division. His current responsibilities as Chief Executive Officer and his leadership as President prior thereto and as the head of our business while it was a part of Cendant make him well qualified to serve on the Board.

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

•
Ms. Hailey has served as Chief Financial Officer of both a multi-billion dollar public company and a privately held company. In addition to varied career experiences in finance in multiple complex consumer packaged goods companies (PepsiCo from 1977 to 1989, Pillsbury from 1994 to 1997, and Nabisco from 1992 to 1994), Ms. Hailey has held positions in marketing, human resources, and business development including service as executive vice president, corporate development at Limited Brands, Inc., a multi-billion dollar consumer products company. Ms. Hailey possesses broad expertise in strategic planning and branding and marketing as well as recent experience in e-commerce. She also serves on the board of directors and audit committee of two public companies.

Committees of the Board
Realogy and Holdings each has an Executive Committee and an Audit Committee, and Holdings has a Compensation Committee that has authority with respect to compensation matters of Holdings and its subsidiaries, including Realogy.
Executive Committee. In August 2009, each of Realogy and Holdings established an Executive Committee of the Board, consisting of Mr. Becker (Chair) and Messrs. Smith and Rashid. Each Executive Committee generally may exercise all of the powers of the Board when the Board is not in session other than (1) the submission to stockholders of any action requiring approval of the stockholders, (2) the creation or filling of vacancies on the Board, (3) the adoption, amendment or repeal of the by-laws, (4) the amendment or repeal of any resolution of the Board that by its terms limits amendment or repeal exclusively to the Board, (5) action on matters committed by the by-laws or resolution of the Board exclusively to another committee of the Board, (6) any action where the certificate of incorporation, by-laws, applicable law or contract requires participation by the full Board, (7) the issuance of debt or equity securities in excess of $100 million, and (8) the repurchase by Realogy of any of its outstanding debt or equity securities.
Compensation Committee. In February 2008, the Holdings Board of Directors (the “Holdings Board”) established a Compensation Committee whose members consist of Mr. Becker (Chair) and Mr. Rashid. The purpose of the Compensation Committee is to:

•
oversee management compensation policies and practices, including, without limitation, (i) determining and approving the compensation of the Chief Executive Officer and the other executive officers of Holdings and Realogy, (ii) reviewing and approving management incentive policies and programs and exercising discretion in the administration of such programs, and (iii) reviewing and approving equity compensation programs for employees, and exercising discretion in the administration of such programs;

•	set and review the compensation of and reimbursement policies for members of the Boards of Directors of Holdings and Realogy;

•	provide oversight concerning selection of officers, management succession planning, expense accounts and severance plans and policies of Holdings and Realogy; and

•
prepare an annual compensation committee report, provide regular reports to the Holdings and Realogy Boards, and take such other actions as are necessary and consistent with the governing law and the organizational documents of Holdings.

Audit Committee. In February 2008, the Realogy Board of Directors established an Audit Committee, whose members consist of V. Ann Hailey (Chair) and Messrs. Becker and Rashid. In July 2011, the Holdings Board of Directors established its own Audit Committee, comprised of the same members as the Realogy Audit Committee and with Ms. Hailey acting as Chair. Neither Realogy nor Holdings is required to comply with the independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act as neither is a “listed company” with a class of securities registered under Section 12 of the Exchange Act. Nevertheless, Ms. Hailey, our Audit Committee Chair, satisfies the requirements of independence under that Rule and would also be deemed independent under Section 303A.01 and 303A.06 of the New York Stock Exchange Listing Manual. In addition, each of the Holdings and Realogy Boards has determined that Ms. Hailey is an “audit committee financial expert” as that term is defined under the Rules of the SEC.
The purpose of each Audit Committee is to assist the Board in fulfilling its responsibility to oversee management regarding:

•	systems of internal control over financial reporting and disclosure controls and procedures;

•	the integrity of the financial statements;

•	the qualifications, engagement, compensation, independence and performance of the independent auditors and the internal audit function;

•	compliance with legal and regulatory requirements;

•	review of material related party transactions; and

•	compliance with, adequacy of, and any requests for written waivers sought with respect to any executive officer or director under, the code of ethics.
Code of Ethics
The Boards of Holdings and Realogy have adopted a code of ethics (the “Code of Conduct”) that applies to all officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available in the Ethics For Employees section of Realogy’s website at www.realogy.com. The purpose of the Code of Conduct is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers.
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
During the fourth quarter of 2010 and in 2011, the basic elements of compensation for our Chief Executive Officer and our other named executive officers were modified in an effort to add incentives to our named executive officers to retain their services, through the following:

•	an employee option exchange offer consummated in November 2010;

•	the adoption of a 2011-2012 multi-year retention program;

•	the adoption of a phantom value plan; and

•	the amendment of employment agreements with each of our named executive officers other than our Chief Executive Officer.
Compensation Philosophy and Objectives. Our primary objective with respect to executive compensation is to design and implement compensation policies and programs that efficiently and effectively provide incentives to, and motivate, officers and key employees to increase their efforts towards creating and maximizing stockholder value. The Compensation Committee evaluates both performance and compensation to ensure that, subject to Company financial constraints, we maintain our ability to attract and retain superior employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. We do not rely on peer compensation information in the residential real estate services industry as most of these companies are privately held and therefore it is difficult for us to obtain this information. We do, however, rely on executive compensation survey data on market comparables. The market comparables have been based principally on service oriented companies of similar revenue and employee size. The Compensation Committee believes executive compensation packages provided by us to our executives, including our named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals and/or an increase in the value of the Company. There is no formulaic approach using the executive compensation survey data on market comparables in determining the amount of total compensation to each named executive officer. Each element of compensation is determined on a subjective basis using various factors at the Compensation Committee’s sole discretion. The Compensation Committee has not engaged any compensation consultants to participate in the determination or recommendation of the amount or form of these executive compensation packages.
In negotiating the initial employment agreements and arrangements with our named executive officers in 2007, Apollo (acting through the Holdings Board) placed significant emphasis on aligning management’s interests with those of Apollo. Our named executive officers made significant equity investments in Common Stock upon consummation of the Merger and received equity awards that included performance vesting options that would vest upon Apollo and its co-investors receiving reasonable rates of return on its invested capital in Holdings. Under the 2007 employment agreements, base salary and cash-based incentive compensation remained substantially unchanged post-Merger from the arrangements that had been put in place prior to consummation of the Merger. Since 2007, the Compensation Committee has placed greater emphasis on retention plans and eliminated or reduced certain perquisites and benefits given the lengthy and prolonged downturn in the residential housing market and the overall smaller size of Realogy compared to Cendant as a whole. During 2011, the Compensation Committee increased the base salaries of the named executive officers other than the Chief Executive Officer in connection with the amendment of their employment agreements as discussed in further detail below.
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
During the fourth quarter of 2010 and in 2011, the Compensation Committee structured the executive compensation payable to our named executive officers in a manner to provide them with increased incentives:

•	an employee option exchange offer consummated in November 2010;

•	the adoption of a 2011-2012 multi-year retention program that provides for enhanced retention payments from prior retention programs;

•	the adoption of a phantom value plan in January 2011; and

•
the amendment of employment agreements with each of our named executive officers other than our Chief Executive Officer, which provide for (1) an extended term ending on April 10, 2015, and (2) an annual base salary increase, effective April 1, 2011, and, in the case of Messrs. Hull, Kelleher and Zipf, another annual base salary increase, effective January 1, 2012.

Executive Compensation Elements. The principal components of compensation for our named executive officers are: base salary; bonus; retention plans; phantom value plans; management stock option awards; management equity investments; management restricted stock awards; and other benefits and perquisites.
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
Salary levels are generally reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives, including our named executive officers, are based on the Compensation Committee’s assessment of individual performance taking into account recommendations from Mr. Smith. In reviewing base salaries for executives, the Compensation Committee considers an internal review of the executive’s compensation, individually and relative to other officers with a primary emphasis on each executive's ability to contribute to the Company's financial and strategic goals. The Compensation Committee also considers the individual sustained performance of the executive over a period of time as well as the expected future contributions, outside survey data and analysis on market comparables, and the extent to which the proposed overall operating budget for the upcoming year (which is approved by the Board) contemplates salary increases. Any base salary adjustment is generally made by the Compensation Committee subjectively based upon the foregoing and does not specifically weight any one factor in setting base salaries. Due to the lengthy and prolonged downturn in the real estate market, no changes to the base salaries of the named executive officers were made from 2008 to March 31, 2011.
In April 2011, the Compensation Committee, acting on the recommendation of the Chief Executive Officer, approved base salary adjustments that were effective on April 1, 2011 for each of the named executive officers, with the exception of the Chief Executive Officer, and for Messrs. Hull, Zipf, and Kelleher a second adjustment was approved that was effective on January 1, 2012. The Compensation Committee determined that the recommended based salary adjustments were warranted after consideration of the above factors and recognizing that the named executive officers' base salaries had not changed since 2007.

The April 1, 2011 and the January 1, 2012 base salary adjustments are detailed below:

Executive	Previous Base Salary	April 1, 2011 Base Salary			January 1, 2012 Base Salary			Total Changes
		Base Salary	$ Change	% Change	Base Salary	$ Change	% Change	$ Change	% Change
Anthony E. Hull	$525,000	$575,000	$50,000	9.5%	$600,000	$25,000	4.3%	$75,000	14.3%
Bruce G. Zipf	$520,000	$560,000	$40,000	7.7%	$575,000	$15,000	2.7%	$55,000	10.6%
Alexander E. Perriello, III	$520,000	$550,000	$30,000	5.8%	$550,000	$—	—%	$30,000	5.8%
Kevin J. Kelleher	$416,000	$450,000	$34,000	8.2%	$475,000	$25,000	5.6%	$59,000	14.2%
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
In November 2010, in conjunction with the adoption of the 2011-2012 Multi-Year Retention Plan, the Compensation Committee terminated the 2010 Bonus Plan covering the named executive officers or other key personnel principally within its Corporate Services unit and the corporate offices of Realogy’s four business units. In light of the existence of the 2011-2012 Multi-Year Retention Plan, the Compensation Committee declined to adopt a 2011 Bonus Plan.
On February 27, 2012, the Compensation Committee approved the annual incentive structure for 2012 under the 2012 Realogy Executive Incentive Plan (the “2012 Incentive Plan”) applicable to the Chief Executive Officer, the other named executive officers and three other executive officers that report to the Chief Executive Officer (collectively, the "Executive Leadership Committee"). The performance criteria under the 2012 Incentive Plan are based on consolidated and business unit EBITDA or earnings before interest, taxes, depreciation and amortization (as that term is defined in the 2012 Incentive Plan). The incentive opportunity for Mr. Smith and Mr. Hull is based upon consolidated EBITDA results. The incentive opportunity for our other named executive officers (Messrs. Kelleher, Perriello and Zipf) is based upon our consolidated EBITDA results (weighted 50%) and EBITDA results of their respective business units (weighted 50%). Pre-established EBITDA performance levels have been set that, if achieved, would produce incentive payouts under the 2012 Incentive Plan at 25%, 100%, 125% or 150% of the target annual bonus amounts, respectively. The minimum EBITDA performance level at which there would be a payout equal to 25% of an Executive Leadership Committee member's target bonus amount has been set at approximately 90% of consolidated target EBITDA and, with respect to the members of the Executive Leadership Committee that are Chief Executive Officers of the four business units, a percentage ranging from approximately 90% to 94% of their respective consolidated business unit target EBITDA. The maximum EBITDA performance level at which there would be a payout equal to 150% of an Executive Leadership Committee member's target bonus amount has been set at approximately 115% of consolidated target EBITDA and, with respect to the members of the Executive Leadership Committee that are Chief Executive Officers of the four business units, a percentage ranging from approximately 111% to 116% of their respective consolidated business unit target EBITDA. Where performance levels fall between minimum and target or between target and maximum levels, incentive payments are determined by linear interpolation. Our consolidated EBITDA threshold has to be achieved before any named executive officer may qualify for an incentive payment.
Any amount payable under the 2012 Incentive Plan will be paid in shares of Class A Common Stock of Holdings and cash. At payouts below target, the cash portion will represent 30% of the incentive payment and at or above target, the cash portion will increase to 50%, though in the case of Mr. Smith, he will receive only shares of Class A Common Stock for any payout below target. The number of shares received will be based upon the fair market value of the Class A Common Stock as of January 1, 2013 by dividing (1) the dollar amount of a participant's incentive payment that is payable in shares by (2) the fair market value of the shares on January 1, 2013, as determined by the Compensation Committee. If target EBITDA is achieved or exceeded, the number of shares to be issued shall be the number of shares determined by the formula in the preceding sentence, multiplied by 1.20. If an incentive payment is payable, members of the Executive Leadership Committee may elect to receive additional shares (calculated on the same basis) in lieu of all or a portion of the cash incentive payment that would otherwise be payable to him or her.
Mr. Smith is entitled to an additional annual bonus, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. Mr. Smith waived his contractual right to receive this bonus with respect to the bonuses payable in January 2009 and 2010 in order to reduce Company expenses, but did receive this bonus in January 2011 in the amount of $97,000.
Retention Plan. In November 2010, the Compensation Committee approved the 2011-2012 Multi-Year Retention Plan. The 2011-2012 Multi-Year Retention Plan provides for a retention payment equal to 200% of each of the named executive officer’s target annual bonus, half payable in two installments in each of 2011 and 2012, subject to the executive’s continued employment with Realogy. The retention amount payable annually under the 2011-2012 Multi-Year Retention Plan exceeds the amounts that were payable to the named executive officers under previous plans, under which the named executive officers received 50% of their target annual bonus in 2009 and 80% of their target annual bonus in 2010. (While Mr. Smith is a participant in the 2011-2012 Multi-Year Retention Plan, he elected not to participate in prior retention plans.) The Compensation Committee took such action to provide greater retention value to Realogy with respect to such key personnel, particularly given the continuing uncertainty regarding company performance over the near term, which is largely influenced by macro-economic factors beyond management’s control, including continuing high unemployment, uncertainty about housing values, and the inability of the 2009 and 2010 federal homebuyer tax credits to fuel a sustained housing recovery. In December 2011, the Compensation Committee amended the 2011-2012 Multi-Year Retention Plan to modify the 2012 payment schedule (which originally provided for 50% of a named executive officer's 2012 retention payment in each of April and October 2012), such that the named executive officers will receive 60% of their 2012 retention amount in July 2012 and the remaining 40% in October 2012, again subject to their continued employment with Realogy. The plan had previously provided for equal installments in April and October. The Compensation Committee made the change to the 2012 payment schedule in order to better align the Company’s significant fixed and capital expenditures with its strongest periods of cash flow generation—historically the second and third quarters of the year.
Management Equity Investments. Pursuant to individual subscription agreements dated April 20, 2007, the named executive officers and certain other members of management made equity investments in Holdings through the purchase of Common Stock. Our named executive officers purchased an aggregate of 1,550,000 shares at $10.00 per share for an aggregate investment of $15,500,000.
The amount of equity originally purchased was made through a cash investment, the contribution of shares of Realogy common stock in lieu of receiving the Merger consideration, or a combination thereof. The named executive officers who made cash investments utilized all or substantially all of the net after-tax proceeds they received as Merger consideration for the Realogy options, restricted stock units and stock settled stock appreciation rights they held immediately prior to the Merger. In addition, Mr. Smith purchased shares of Holdings common stock with the after-tax proceeds of the one-time $5 million investment bonus paid to him upon consummation of the Merger as partial consideration for his retention following the Merger. At the time of the Merger, Mr. Smith was President and Chief Operating Officer but pursuant to an existing succession plan, was slated to, and did become, President and Chief Executive Officer in November 2007. All equity securities in Holdings purchased by the executives are subject to restrictions on transfer, repurchase rights and other limitations set forth in a securityholders’ agreement.  See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”
Management Stock Option and Restricted Stock Awards. The Holdings Board approved our equity incentive program, including its design and the value of awards granted to our officers and key employees. Equity awards were made to our named executive officers on April 10, 2007, upon consummation of the Merger. Our named executive officers were awarded options to purchase an aggregate of 5,812,500 shares of Common Stock at an exercise price of $10 per share and received restricted stock awards for an aggregate of 375,000 shares of Common Stock at an ascribed initial value of $10 per share. The number of options awarded to each of the named executive officers (and other executive officers) was based upon a multiplier of 3.75 times the number of shares purchased in 2007. One half of the restricted stock awards vested in October 2008 and the balance vested in April 2010.
The number of shares of restricted stock awarded to each of the named executive officers was based upon organizational complexity and contribution to the Company’s results. Given their time vesting provisions, the restricted stock awards were viewed as a retention vehicle as well as a means of providing incentive compensation that could be achieved in the mid-term—over the 18 to 36 month vesting period.

The 2007 initial equity investments made by, and the option grants and restricted stock awards made to, the named executive officers were as follows:

Name	Number of Shares of Holdings Common Stock Purchased (#)	Aggregate Equity Investment ($)	Number of Options to Purchase Shares of Holdings Common Stock (#)	Number of Shares of Restricted Stock (#) (1)
Richard A. Smith	830,000	$8,300,000	3,112,500	100,000
Anthony E. Hull	200,000	$2,000,000	750,000	100,000
Kevin J. Kelleher	160,000	$1,600,000	600,000	25,000
Alexander E. Perriello, III	200,000	$2,000,000	750,000	50,000
Bruce Zipf	160,000	$1,600,000	600,000	100,000
_______________

(1)
After giving effect to the named executive officers that elected to forfeit certain shares to pay minimum withholding taxes due upon vesting, the named executive officers received the following net amount of shares upon vesting: Mr. Smith, 82,025 shares; Mr. Hull, 82,025 shares; Mr. Kelleher, 21,069 shares; Mr. Perriello, 32,025 shares; and Mr. Zipf, 64,050 shares.

Plans and Programs to Address Steep Decline in Equity Value Since 2007. During the fourth quarter of 2010 and early 2011, the Compensation Committee and the Realogy and Holdings Boards realized that the value of the Common Stock was significantly below the $10.00 price at which the named executive officers had purchased shares in 2007, the $10.00 per share exercise price of the options granted to them in 2007 and the $10.00 per share implied grant date value of the restricted stock granted to them in 2007. In connection with that review, the Compensation Committee and Holdings Board approved an employee option exchange offer, which commenced on October 8, 2010, and concluded on November 8, 2010 and the Realogy Board approved the Realogy Corporation Phantom Value Plan in January 2011 upon consummation of the 2011 Refinancing Transactions described elsewhere in this Annual Report. As describe more fully below, the phantom value plan and option exchange program seek to provide the Executive Leadership Committee with a renewed incentive to generate value in the Company.
Phantom Value Plan. On January 5, 2011, Realogy issued RCIV Holdings (Luxembourg) S.a.r.l., an affiliate of Apollo (“RCIV”), Convertible Notes in the aggregate principal amount of $1,338,190,220 (the “Initial RCIV Notes”) as part of the 2011 Refinancing Transactions described elsewhere in this Annual Report. On January 5, 2011, the Board of Directors of Realogy approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), and made initial grants thereunder (the “Incentive Awards”) to the Executive Leadership Committee, in an effort to address in part the fact that the market value of the shares initially purchased by the participants in 2007 and the shares granted in the form of a restricted stock grant in 2007 had lost significant value. The Phantom Value Plan provides the Executive Leadership Committee with the opportunity to receive compensation based upon the Company’s success and the cash received by RCIV upon the discharge or third-party sale of not less than or $267,638,044 of the aggregate principal amount of the Initial RCIV Notes (or on any non-cash consideration into which the Initial RCIV Notes may have been exchanged or converted such as the shares of Class A Common Stock of Holdings issuable upon conversion of the Initial RCIV Notes).
The amount of each Incentive Award granted to each member of the Executive Leadership Committee was determined by the sum of (1) the shares of Holdings purchased by the executive at $10 per share in April 2007 and (2) the value of the executive officer's initial restricted stock grant in April 2007, net of shares forfeited to pay minimum withholding taxes due upon vesting. On the foregoing basis, the Board of Directors of Realogy made initial grants of Incentive Awards of approximately $21.8 million to the Executive Leadership Committee, of which an aggregate of approximately $18.3 million was granted to the named executive officers, as follows:

Name	Incentive Award
Richard A. Smith	$9,120,250
Anthony E. Hull	$2,820,250
Kevin J. Kelleher	$1,810,690
Alexander E. Perriello, III	$2,320,250
Bruce Zipf	$2,240,500

Each participant is eligible to receive a payment with respect to his or her Incentive Award at such time and from time to time that RCIV receives cash upon the discharge or third-party sale of not less than or $267,638,044 of the aggregate principal amount of the Initial RCIV Notes, (or on any non-cash consideration into which the Initial RCIV Notes may have been exchanged or converted such as the shares of Class A Common Stock of Holdings issuable upon conversion of the Initial RCIV Notes). A payment would be an amount which bears the same ratio to the dollar amount of the Incentive Award as (i) the aggregate amount of cash received by RCIV at such time upon discharge or sale of all or a portion of the principal amount of the Initial RCIV Notes (or upon the discharge, sale, exchange or transfer of any non-cash consideration into which the Initial RCIV Notes may have been exchanged or converted) bears to (ii) $1,338,190,220, representing the aggregate principal amount of the Initial RCIV Notes on the date of issuance.
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
On each date RCIV receives cash interest on the Initial RCIV Notes, participants may be granted stock options under the Stock Incentive Plan with an aggregate value (determined on a Black-Scholes basis) equal to an amount which bears the same ratio to the aggregate dollar amount of the executive's Incentive Award as (i) the aggregate amount of cash interest received by RCIV on such date bears to (ii) $1,338,190,220, which represents the aggregate principal amount of the Initial RCIV Notes on the date of issuance. The stock option grants to Realogy’s Chief Executive Officer, however, were limited to 50% of the foregoing stock option amount for the interest payment dates in April and October 2011, but that restriction in the Phantom Value Plan has been eliminated for future option grants by a November 2011 amendment to the Phantom Value Plan. Generally, each grant of stock options will have a three year vesting schedule, subject to the executive’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. The stock options will have a term of 7.5 years.
In April and October 2011, stock options were granted to the Executive Leadership Committee in accordance with the terms of the Phantom Value Plan as RCIV received cash interest on the Initial RCIV Notes on such dates.
Incentive Awards are immediately cancelable and forfeitable in the event of the termination of the grantee's employment for any reason. The Incentive Awards also terminate 10 years following the date of grant. In the event of a change in control, Incentive Awards will be subject to acceleration and payment only if RCIV receives consideration with respect to the Initial RCIV Notes in the change in control transaction.
Option Exchange Program. The option exchange program launched in October 2010 offered our eligible employees the opportunity to exchange all of their respective outstanding options to purchase Common Stock for an equal number of new stock options with different terms to be issued following the completion of the exchange offer. Each of the outstanding original options had an exercise price per share of $10.00, substantially all of which were granted in 2007 in connection with Apollo’s acquisition of Realogy. On November 9, 2010, 10,159,000 original options were tendered and exchanged for an equal number of new options, including all 6,937,500 original options tendered by the Executive Leadership Committee.
The new options were issued under the Holdings Stock Incentive Plan (as amended and restated as of November 9, 2010) and have the same terms as the original options, except as follows: (i) the exercise price of the new options (other than those issued to the members of the Executive Leadership Committee) is $0.83 per share, representing the fair market value per share of Common Stock as determined by its Compensation Committee as of the date of grant of the new options; (ii) the exercise price of 70% of the new options issued to the members of the Executive Leadership Committee is $0.83 per share, and the exercise price of the remaining 30% of the new options granted to the members of the Executive Leadership Committee is $5.50 per share; (iii) each new option expires on the tenth (10th) anniversary of the new option grant date (unless it expires earlier in accordance with its terms); and (iv) each new option vests as to twenty-five percent (25%) of the total shares subject to the new option on each of the first (4) anniversaries of July 1, 2010. Each member of the Executive Leadership Committee tendered all of their original 2007 options for new options. For more information on the Holdings Stock Incentive Plan, see “Outstanding Equity Awards at 2011 Fiscal Year End”.
Neither the Holdings Board nor the Compensation Committee has adopted any formal policy regarding the timing of any future equity awards.

Other Benefits and Perquisite Programs. Our executive officers, including our named executive officers, may participate in our 401(k) plan. The plan currently provides for a Company matching contribution of 25% of amounts contributed by the officer, subject to a maximum of 6% of eligible compensation. Mr. Kelleher is our only executive officer that participates in a defined benefit pension plan (future accruals of benefits were frozen on October 31, 1999), and this participation relates to his former service with PHH.
The Compensation Committee adopted a policy in December 2006 that limited use of the previous corporate-owned aircraft or our current fractional aircraft ownership (only Mr. Smith has access, subject to availability, for personal use and business use is limited to executive officers and subject to further limitations) and management adopted a policy that limits first-class air travel for our employees. During 2011, Mr. Smith reimbursed the Company for all variable costs associated with the personal use of the aircraft in which we have a fractional ownership interest.
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

DOMUS HOLDINGS CORP. COMPENSATION COMMITTEE

Marc E. Becker, Chair M. Ali Rashid

Summary Compensation Table
The following table sets forth the compensation we provided in 2011, 2010 and 2009 to our named executive officers:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Option and Stock Appreciation Rights Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)	Total ($)
Richard A. Smith	2011	1,000,000	97,000	—	2,000,000	—	2,000	3,099,000
Chief Executive Officer and President	2010	1,000,000	—	1,005,338	—	—	1,750	2,007,088
	2009	1,000,000	—	—	—	—	1,858	1,001,858
Anthony E. Hull	2011	562,500	—	—	525,000	—	3,675	1,091,175
Executive Vice President, Chief Financial Officer And Treasurer	2010	525,000	—	242,250	420,000	—	—	1,187,250
	2009	525,000	—	—	262,500	—	44,817	832,317
Kevin J. Kelleher	2011	441,500	—	—	416,000	80,409	—	937,909
President and Chief Executive Officer of Cartus Corporation	2010	416,000	—	193,800	332,800	44,784	—	987,384
	2009	416,000	—	—	208,000	47,763	39,938	711,701
Alexander E. Perriello, III	2011	542,500	—	—	520,000	—	2,525	1,065,025
President and Chief Executive Officer, Realogy Franchise Group	2010	520,000	—	242,250	416,000	—	—	1,178,250
	2009	520,000	—	—	260,000	—	40,367	820,367
Bruce Zipf	2011	550,000	—	—	520,000	—	3,558	1,073,558
President and Chief Executive Officer, NRT	2010	520,000	—	193,800	416,000	—	—	1,129,800
	2009	520,000	—	—	—	—	39,443	819,443
_______________

(1)
The following are the annual rates of base salary paid to each of the named executive officers as of December 31, 2011: Mr. Smith, $1,000,000; Mr. Hull, $575,000; Mr. Kelleher, $450,000; Mr. Perriello, $550,000; and Mr. Zipf, $560,000. Effective January 1, 2012, the annual base salaries of Messrs. Hull, Kelleher and Zipf were increased to $600,000, $475,000 and $575,000, respectively.

(2)
In January 2011, the Compensation Committee approved an annual bonus of $97,000 payable to Mr. Smith pursuant to the terms of his employment agreement, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy.

(3)
Each named executive officer received grants of Holdings non-qualified stock options in April and October 2011 pursuant to the terms of the Phantom Value Plan. These options vest as to one-third of the total shares subject to the options on each of the first three (3) anniversaries of the date of grant but are not exercisable until one year following a qualified public offering. We have not reported the grant date fair value in the table as the likelihood of the options being exercised is not yet probable as a qualified public offering has not occurred. Assuming the highest level of performance conditions are probable (i.e., a qualified public offering has occurred), the total grant date fair value of these options in accordance with FASB guidance on stock-based compensation would be as follows (with the assumptions used in determining such value being described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report):

Name	Grant Date Fair Value as of April 15, 2011 Option Grant	Grant Date Fair Value as of October 17, 2011 Option Grant
Richard A. Smith	$85,999	$148,105
Anthony E. Hull	$53,188	$91,597
Kevin J. Kelleher	$34,148	$58,809
Alexander E. Perriello, III	$43,758	$75,358
Bruce Zipf	$42,254	$72,768

(4)	Amounts for 2011 represent aggregate amount paid to the named executive officers under the Realogy 2011-2012 Multi-Year Retention Plan.

(5)
None of our named executive officers (other than Mr. Kelleher) is a participant in any defined benefit pension arrangement. The amounts in this column with respect to 2011 reflect the aggregate change in the actuarial present value of the accumulated benefit under the Realogy Pension Plan from December 31, 2010 to December 31, 2011. See “Realogy Pension Benefits” for additional information regarding the benefits accrued for Mr. Kelleher.

Grants of Plan-Based Awards Table for Fiscal Year 2011
Each of the named executive officers received grants in 2011 under the following non-equity incentive and stock-based compensation plans. Each of the named executive officers:

•	received Incentive Awards under the Realogy Phantom Value Plan in January 2011; and

•	received stock options in April and October 2011 under the Amended and Restated 2007 Stock Incentive Plan as provided by the Realogy Phantom Value Plan.
Grants of Plan-Based Awards in Fiscal Year 2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock Options (4)
Name	Grant Date	Threshold ($) (2)	Target ($) (1)	Maximum ($) (2)	Threshold (#)	Target (#)(3)	Maximum (#)
Richard A. Smith	1/5/2011	—	9,120,250	—	—	—	—	—
	4/15/2011	—	—	—	—	186,954	—	0.89	—
	10/17/2011	—	—	—	—	352,632	—	0.88	—

Anthony E. Hull	1/5/2011	—	2,820,250	—	—	—	—	—
	4/15/2011	—	—	—	—	115,626	—	0.89	—
	10/17/2011	—	—	—	—	218,088	—	0.88	—

Kevin J. Kelleher	1/5/2011	—	1,810,690	—	—	—	—	—
	4/15/2011	—	—	—	—	74,235	—	0.89	—
	10/17/2011	—	—	—	—	140,022	—	0.88	—

Alexander E. Perriello, III	1/5/2011	—	2,320,250	—	—	—	—	—
	4/15/2011	—	—	—	—	95,127	—	0.89	—
	10/17/2011	—	—	—	—	179,424	—	0.88	—

Bruce Zipf	1/5/2011	—	2,240,500	—	—	—	—	—
	4/15/2011	—	—	—	—	91,857	—	0.89	—
	10/17/2011	—	—	—	—	173,256	—	0.88	—
_______________

(1)
Represents payout under Incentive Awards granted under Phantom Value Plan assuming RCIV receives cash for the discharge and/or sale of all of the Initial RCIV Notes (or all non-cash consideration into which the Initial RCIV Notes are exchanged or converted) equal to the aggregate principal amount of the Initial RCIV Notes on the date of issuance or $1,338,190,220. This may not be the actual payout as the aggregate amount that RCIV may receive in cash could be less or more than the aggregate principal amount of the Initial RCIV Notes.

(2)
It is not possible to calculate the threshold or maximum amounts payable under the Phantom Value Plan as it is too speculative to determine the amount of cash, if any, that RCIV may receive for the discharge of all or any portion of the Initial RCIV Notes or on the sale of all or any portion of the Initial RCIV Notes (or other non-cash consideration into which the Initial RCIV Notes are exchanged or converted).

(3)
Pursuant to the terms of the Phantom Value Plan and the Incentive Awards made thereunder, we issued non-qualified stock options to the named executive officers on April 15, 2011 and October 17, 2011, the first two dates following adoption of the Phantom Value Plan on which RCIV received cash interest on the Initial RCIV Notes. The number of stock options granted represented an aggregate value as determined by the Compensation Committee equal to an amount which bore the same ratio to the aggregate dollar amount of the named executive officer’s Incentive Award as the aggregate amount of cash interest received by RCIV on the grant date bore to the aggregate principal amount of the Initial RCIV Notes on the date of their issuance, though for purposes of calculating the number of options for the April 15, 2011 grant, the amount of interest received by RCIV was based upon the interest accrued from January 5, 2011 through April 14, 2011. Pursuant to the terms of the Phantom Value Plan, as it existed until November 2011, the stock options granted to Mr. Smith, Realogy’s Chief Executive Officer, were limited to 50% of the foregoing stock option amount. In November 2011, the Phantom Value Plan was amended to eliminate this limitation.

(4)	See footnote 3 to the Summary Compensation Table.

Outstanding Equity Awards at 2011 Fiscal Year End
The following two tables set forth outstanding stock option awards as of December 31, 2011 held by our named executive officers. There were no other Holdings equity awards outstanding at December 31, 2011.
Outstanding Option Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (1) (2)
Richard A. Smith	—	—	186,954	0.89	10/15/2018
	—	—	352,632	0.88	4/17/2019
	233,437	700,313	—	5.50	11/9/2020
	544,688	1,634,062	—	0.83	11/9/2020
Anthony E. Hull	—	—	115,626	0.89	10/15/2018
	—	—	218,088	0.88	4/17/2019
	56,250	168,750	—	5.50	11/9/2020
	131,250	393,750	—	0.83	11/9/2020
Kevin J. Kelleher	—	—	74,235	0.89	10/15/2018
	—	—	140,022	0.88	4/17/2019
	45,000	135,000	—	5.50	11/9/2020
	105,000	315,000	—	0.83	11/9/2020
Alexander E. Perriello, III	—	—	95,127	0.89	10/15/2018
	—	—	179,424	0.88	4/17/2019
	56,250	168,750	—	5.50	11/9/2020
	131,250	393,750	—	0.83	11/9/2020
Bruce Zipf	—	—	91,857	0.89	10/15/2018
	—	—	173,256	0.88	4/17/2019
	45,000	135,000	—	5.50	11/9/2020
	105,000	315,000	—	0.83	11/9/2020
_______________

(1)
All options with an expiration date of October 15, 2018 or April 17, 2019 vest as to one-third of the total shares subject to the options on each of the first three anniversaries of the date of grant (April 15, 2011 for the options granted at $0.89 per share and October 17, 2011 for the options granted at $0.88 per share) but are not exercisable until one year following a qualified public offering.

(2)	All options with an expiration date of November 9, 2020 vest as to twenty-five percent (25%) of the total shares subject to the option on each of the first (4) anniversaries of July 1, 2010.

The following table sets forth outstanding equity awards (consisting solely of stock options of Avis Budget Group and Wyndham Worldwide) as of December 31, 2011 held by our named executive officers that were issued (or in the case of Avis Budget Group equity awards, adjusted) as part of the equitable adjustment of outstanding Cendant equity awards at the date of our separation from Cendant made pursuant to the terms of the Separation Agreement. Except for tax withholding and related liabilities, the awards relating to Wyndham Worldwide common stock are liabilities of Wyndham Worldwide, and the awards relating to Avis Budget Group common stock are liabilities of Avis Budget Group. All of these stock options are fully exercisable. Avis Budget Group awards also reflect an adjustment in connection with a one-for-ten reverse stock split.

Name	Issuer	Number of Securities Underlying Unexercised Options Exercisable (#)	Exercise Price ($)	Option Expiration Date (1)
Richard A. Smith	Avis Budget	26,063	27.40	1/22/2012
	Wyndham Worldwide	52,124	40.03	1/22/2012

Anthony E. Hull	Avis Budget	988	28.34	10/15/2013
	Wyndham Worldwide	1,976	41.40	10/15/2013

Kevin J. Kelleher	Avis Budget	12,009	27.40	1/22/2012
	Wyndham Worldwide	24,018	40.03	1/22/2012

Alexander E. Perriello, III	Avis Budget	6,005	27.40	1/22/2012
	Wyndham Worldwide	12,009	40.03	1/22/2012

Bruce Zipf	Avis Budget	5,212	26.87	4/17/2012
	Wyndham Worldwide	10,424	39.25	4/17/2012
_______________

(1)	The Avis Budget Group and Wyndham Worldwide options with an expiration date of January 22, 2012 expired without having been exercised.
Option Exercises for Fiscal Year 2011
None of our named executive officers exercised any options for Common Stock during 2011.
None of our named executive officers exercised any Wyndham Worldwide or Avis Budget Group options during 2011.
Stock Incentive Plan
The Holdings 2007 Stock Incentive Plan, as amended in November 2007 and further amended in November 2010, August 2011 and February 2012 (the “Stock Incentive Plan”), authorizes approximately 42.2 million shares of Common Stock, excluding the 2,835,000 shares that have been already been issued under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Compensation Committee with certain delegations to the Chief Executive Officer and the Chief Administrative Officer. Awards granted under the Stock Incentive Plan may be nonqualified stock options, rights to purchase shares of Common Stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Common Stock. Awards may be granted under the Stock Incentive Plan only to persons who are employees, consultants or directors of Holdings or any of its subsidiaries on the date of the grant.
The 2,835,000 shares issued under the Stock Incentive Plan to date are comprised of the 2,271,000 shares of Common Stock purchased by management in 2007 and the 564,000 shares of Common Stock subject to restricted stock awards that were made to executive officers in 2007 and to our independent director in 2008 and 2011 (all of which have vested with the exception of the 2011 restricted stock award made to our independent director). All of the stock options held by management (including board members) were granted under the Stock Incentive Plan.
Options issued under the Stock Incentive Plan must have an exercise price determined by the Compensation Committee and set forth in an option agreement. In no event, however, may the exercise price be less than the fair market value of a share of Common Stock on the date of grant. The Compensation Committee, in its sole discretion, will determine whether and to what extent any options are subject to vesting based upon the optionee’s continued service to, and the Holdings performance of duties for, Holdings and its subsidiaries, or upon any other basis.
In the event of a merger, consolidation, acquisition of property or shares, stock rights offering, liquidation, disaffiliation or similar event affecting Holdings or any of its subsidiaries (each, a “Corporate Transaction”), the Compensation Committee may in its discretion make such substitutions or adjustments as it deems appropriate and equitable to: (a) the aggregate number and kind of share of Common Stock or other securities, (b) the number and kind of shares of Common Stock or other securities subject to outstanding awards, (c) performance metrics and targets underlying outstanding awards and (d) the option price of outstanding options. In the case of Corporate Transactions, such adjustments may include, without limitation, (1) the cancellation of outstanding equity securities issued under the Stock Incentive Plan in exchange for payments of cash, property or a combination thereof having an aggregate value equal to the value of such equity securities, as determined by the Compensation Committee in its sole discretion and (2) the substitution of other property (including, without limitation, cash or other securities of Holdings and securities of entities other than Holdings for the shares of Common Stock subject to outstanding equity securities). Following the Debt Exchange Offering and the filing of the amended and restated certificate of incorporation of Holdings on January 5, 2011, providing for two classes of Common Stock, the Compensation Committee approved action to provide that all shares issuable upon exercise of outstanding options under the Stock Incentive Plan (as well as shares of Common Stock underlying future grants under the Stock Incentive Plan) are issuable for shares of Class A Common Stock.
Upon (i) the consummation of certain sales of Holdings or (ii) any transactions or series of related transactions in which Apollo sells at least 50% of the shares of Common Stock directly or indirectly acquired by it and at least 50% of the aggregate of all investor investments (a “Realization Event”), subject to any provisions of the award agreements to the contrary with respect to certain sales of Holdings, Holdings may purchase each outstanding vested and/or unvested option for a per share amount equal to (a) the amount per share received in respect of the shares of Common Stock sold in such transaction constituting the Realization Event, less (b) the option price thereof.
The Stock Incentive Plan will terminate on the tenth anniversary of the date of its adoption by the Holdings Board, or April 10, 2017.
Realogy Pension Benefits at 2011 Fiscal Year End
Prior to Realogy’s separation from Cendant, Cendant sponsored and maintained the Cendant Corporation Pension Plan (the “Cendant Pension Plan”), which was a “defined benefit” employee pension plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and a successor to the former PHH Corporation Pension Plan (the “Former PHH Pension Plan”). During 1999, the Former PHH Pension Plan was frozen and curtailed, other than for certain employees who attained certain age and service requirements. A number of our employees were entitled to benefits under the Realogy Pension Plan by virtue of their prior participation in the Former PHH Pension Plan as well as their subsequent participation in the Cendant Pension Plan.
In connection with Realogy’s separation, Realogy adopted a new defined benefit employee pension plan, named the Realogy Corporation Pension Plan (the “Realogy Pension Plan”). At Realogy’s separation, the Realogy Pension Plan assumed all liabilities and obligations under the Cendant Pension Plan that related to the Former PHH Pension Plan. Realogy also assumed any supplemental pension obligations accrued by any participant of the Cendant Pension Plan which related to the Former PHH Pension Plan. In consideration of the Realogy Pension Plan accepting and assuming the liabilities and obligations described above under the Cendant Pension Plan, Cendant caused the Cendant Pension Plan to make a direct transfer of a portion of its assets to the Realogy Pension Plan proportional to the liabilities assumed by the Realogy Pension Plan.
The amount of the retirement benefit under the Realogy Pension Plan is determined by a formula set forth in the plan. No participants in the Realogy Pension Plan accrue any ongoing benefits other than service as the participation has been previously frozen (other than two participants whose participation is not frozen pursuant to the terms of the Realogy Pension Plan). Participants eligible to commence their pension benefit have several optional forms of payment available to them under the Realogy Pension Plan. Lump sum distributions are only permissible when the present value of a participant's benefit is $5,000 or below. The Realogy Pension Plan is funded by Realogy.
Mr. Kelleher is our only named executive officer who participates in the Realogy Pension Plan and his participation in the Cendant Pension Plan was frozen on October 31, 1999 and, as of that date, he no longer accrues additional benefits under the Cendant Pension Plan or the Realogy Pension Plan.

The following table sets forth information relating to Mr. Kelleher’s participation in the Realogy Pension Plan:

Number of Years of Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
27	466,763	—
_______________

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us (or Cendant) for Mr. Kelleher through December 31, 2011.

(2)
The valuations included in this column have been calculated as of December 31, 2011 assuming Mr. Kelleher will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 9, “Employee Benefit Plans – Defined Benefit Pension Plan” to our consolidated financial statements included elsewhere in this Annual Report.

Nonqualified Deferred Compensation at 2011 Fiscal Year End
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
Effective January 1, 2009, the Company suspended participation in the Realogy Officer Deferred Compensation Plan due to the prolonged downturn in the residential housing market and our highly levered debt structure. The suspension remains in effect. Accordingly, none of the named executive officers had any nonqualified deferred compensation at December 31, 2011.
Employment Agreements
The following summarizes the terms of the employment agreements with each of our named executive officers. Severance provisions are described in the section titled “Potential Payments Upon Termination or Change of Control.”
Mr. Smith. On April 10, 2007, we entered into a new employment agreement with Mr. Smith, with a five-year term commencing as of the effective time of the Merger (unless earlier terminated). The agreement has been automatically extended for an additional year pursuant to the terms of the employment agreement as neither party provided a 90-day notice of non-renewal. This employment agreement supersedes any prior employment agreements that we entered into with Mr. Smith. Pursuant to the agreement, Mr. Smith serves as our President. In addition, Mr. Smith has served as our Chief Executive Officer since November 13, 2007. He also serves as a member of the Boards of Directors of Realogy and Holdings during his term of employment. Mr. Smith is entitled to a base salary of $1 million (the base salary in effect for him as of immediately prior to the effective time of the Merger), may participate in employee benefit plans generally available to our executive officers, and is eligible to receive an annual bonus award with a target amount equal to 200% of his annual base salary, subject to the attainment of performance goals and his continued employment with us on the last day of the applicable bonus year, as well as adjustments based on a merit review. In connection with entering into his employment agreement and as partial consideration for his retention following the Merger, Mr. Smith received a one-time $5 million bonus in connection with the consummation of the Merger, the after-tax amount of which Mr. Smith elected to invest in shares of Common Stock.
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

In April 2011, we amended these agreements to provide for (1) an extended term ending on April 10, 2015, and (2) an annual base salary increase, effective April 1, 2011, and, in the case of Messrs. Hull, Kelleher and Zipf, another annual base salary increase, effective January 1, 2012. The following are the annual rates of base salary, effective April 1, 2011: for Mr. Hull, $575,000, Mr. Kelleher, $450,000, Mr. Perriello, $550,000 and Mr. Zipf, $560,000. Effective January 1, 2012, the annual base salary of Messrs. Hull, Kelleher and Zipf increased to $600,000, $475,000 and $575,000, respectively.
Under their employment agreements, Messrs. Hull, Kelleher, Perriello and Zipf are entitled to employee benefit plans generally available to our executive officers and are eligible for annual bonus awards with a target amount equal to the target bonus in effect for them as of the effective time of the Merger, which target is currently equal to 100% of each Executive’s annual base salary, subject to the attainment of performance goals and the Executive’s being employed with us on the last day of the applicable bonus year.
Potential Payments upon Termination or Change in Control
The following summarizes the potential payments that may be made to our named executive officers in the event of a termination of their employment or a change of control as of December 31, 2011.
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
The following table sets forth information regarding the value of potential termination payments and benefits our named executive officers would have become entitled to receive upon their termination of employment with us under certain circumstances as of December 31, 2011:

Name	Benefit	Termination without Cause or for Good Reason within 12 months following a Sale of the Company ($)		Termination without Cause or for Good Reason other than within 12 months following a Sale of the Company ($)	Death ($)	Disability ($)
Richard A. Smith	Severance Pay	9,000,000	(3)	9,000,000	1,000,000	1,000,000
	Health Care (1)	304,484		304,484	304,484	304,484
	Equity Acceleration (2)	—		—	—	—
Anthony E. Hull	Severance Pay	2,300,000		2,300,000	575,000	575,000
	Health Care	26,129		26,129	13,065	13,065
	Equity Acceleration (2)	—		—	—	—
Kevin J. Kelleher	Severance Pay	1,800,000		900,000	450,000	450,000
	Health Care	17,592		17,592	8,796	8,796
	Equity Acceleration (2)	—		—	—	—
Alexander E. Perriello, III.	Severance Pay	2,200,000		1,100,000	550,000	550,000
	Health Care	6,996		6,996	3,498	3,498
	Equity Acceleration (2)	—		—	—	—
Bruce Zipf	Severance Pay	2,240,000		1,120,000	560,000	560,000
	Health Care	18,694		18,694	9,347	9,347
	Equity Acceleration (2)	—		—	—	—
_______________

(1)
If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans until the end of the plan year in which he reaches, or would have reached, age 75, subject to his continued payment of the employee portion of the premiums for such coverage.

(2)
The vesting of options accelerate upon a Sale of the Company provided, however, that in the event the individual terminates his employment without “good reason” or his employment is terminated for “cause” within one year of the Sale of the Company, the individual would be required to remit to the Company the proceeds realized in the Sale of the Company for those options, the vesting of which was accelerated due to the Sale of the Company. The value ascribed to the accelerated vesting of the options is based upon a fair market value of the Common Stock of $0.70 per share as of December 31, 2011.

(3)	No “golden parachute” excise tax would be payable based upon Mr. Smith’s historical compensation and, accordingly, the Company would have no obligation to reimburse Mr. Smith for any such taxes.
Director Compensation
The following sets forth information concerning the compensation of our independent director in 2011. None of the other members of the Board of Directors received any compensation for their service as a director in 2011.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
V. Ann Hailey	85,000	90,300	(2)	119,850	(3)	—		295,150
Henry R. Silverman	—	—		—		146,964	(4)	146,964
_______________

(1)
Represents one-half of Ms. Hailey's $150,000 annual independent director retainer fee and the $10,000 cash fee paid for Ms. Hailey's service as Chair of our Audit Committees. One half of the annual retainer fee is payable in cash and the balance is payable pursuant to a grant of non-qualified stock options.

(2)
On March 3, 2011, Ms. Hailey was granted a restricted stock award for 105,000 shares of Class A Common Stock, 52,500 shares of which will vest 18 months following the date of grant and the balance will vest 36 months following the date of grant, subject to her continued service on the Holdings Board. We determined that the fair market value of the restricted stock awards on the date of grant ($90,300 ). The table reflects the grant date fair value of this award. The assumptions we used in determining the grant date fair value are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.

(3)
On March 3, 2011, Ms. Hailey was granted two non-qualified options to purchase shares of Class A Common Stock at an exercise price of $0.86 per share, one for 150,000 options and the other for 105,000 options, each of which becomes exercisable at the annual rate of 25% of the total number of shares underlying the option commencing March 3, 2012, one year from the date of grant, subject to her continued service on the Holdings Board. The option for 105,000 shares represents one-half of Ms. Hailey's annual independent director grant. We determined the grant date fair value of the options on the date of grant of ($0.47 per share or $119,850 in the aggregate). The table reflects the aggregate grant date fair value of these options. The assumptions we used in determining the grant date fair value of these options are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.

(4)	Consists of post-employment secretarial support provided to Mr. Silverman pursuant to his existing agreements with us.
Ms. Hailey, our only independent director and the Chair of our Audit Committee, joined the Board on February 4, 2008. She receives a director retainer of $150,000 and a fee as Audit Committee Chair of $10,000, each on an annualized basis. During 2009 and 2010, the entire $150,000 director retainer fee was payable in cash pursuant to an action taken by the Compensation Committee. For 2008, of the $150,000 director retainer fee, $90,000 was payable pursuant to a grant of restricted shares of Common Stock based upon the fair market value of the Common Stock on the date of grant, provided that in connection with the initial grant made on February 4, 2008, the Common Stock was valued at $10.00 per share. The vesting of the restricted stock is identical to the vesting terms of the restricted stock awards granted to certain executive officers: namely, one-half vested 18 months following the date of grant (August 4, 2009) and the other half vested 36 months following the date of grant (February 4, 2011).
In accordance with the director compensation policy in effect in 2008, as a newly appointed independent director, Ms. Hailey also received on the date of her appointment a one-time grant of non-qualified options to purchase 50,000 shares of Common Stock with an exercise price equal to the greater of $10.00 per share or the fair market value of Common Stock on the date of grant. The options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to acceleration and vesting in full upon a Sale of the Company (as that term is defined in the Holdings Stock Incentive Plan).
On March 3, 2011, the Compensation Committee amended the Holdings’ preexisting policy with respect to compensation of directors, effective as of January 1, 2011, to eliminate the one-time grant of non-qualified options for any newly appointed independent director and to provide that one-half of the $150,000 annual independent director retainer fee is payable in cash on a quarterly basis and the remaining one-half pursuant to a grant of non-qualified stock options. The exercise price of the options is equal to the fair market value of the Class A Common Stock on the date of grant and the options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to her continued service on the Holdings Board and subject to acceleration and vesting in full upon a Sale of the Company (as defined in the Stock Incentive Plan). The 2011 grant of non-qualified options representing one-half of Ms. Hailey's annual independent director retainer for 2011 is reflected in the table above. On February 27, 2012, the Compensation Committee awarded Ms. Hailey, as part of her 2012 annual independent director retainer, non-qualified options to purchase 129,100 shares of Class A Common Stock at $0.70 per share, in accordance with the foregoing policy.
To increase the retention incentives provided by our stock based compensation programs to Ms. Hailey, on March 3, 2011, the Compensation Committee also approved the grant of 150,000 non-qualified stock options to purchase shares of Class A Common Stock at an exercise price of $0.86 per share to become exercisable at the rate of 37,500 options per year commencing March 3, 2012, subject to her continued service on the Holdings Board, and the grant of a restricted stock award for 105,000 shares of Class A Common Stock, 52,500 shares of which will vest 18 months following the date of grant and the balance will vest 36 months following the date of grant, subject to her continued service on the Holdings Board.
In connection with Mr. Silverman’s appointment as non-executive chairman of the Company, on November 13, 2007, the Holdings Board granted Mr. Silverman an option to purchase 5 million shares of Common Stock at $10 per share. The options include both time vesting (tranche A) options and performance vesting (tranche B and tranche C) options. In general, one-half of the options granted to Mr. Silverman vest and become exercisable in five equal installments on each of the 12th, 24th, 36th, 48th and 60th month anniversaries of September 1, 2007 (the tranche A options), and one-half of the options are performance vesting options, one-half of which vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% (the tranche B options), and the remaining half of which vest upon the achievement of an internal rate of return of such funds of 25% (the tranche C options). We determined that excluding the effect of estimated forfeitures, in accordance with the FASB’s guidance, the fair market value of the option on the date of grant (November 13, 2007) was $2.58 per share or an aggregate of $6,450,000, which includes only the value of the time-vested options (the tranche A options). We also determined the grant date fair market value of the tranche B options and tranche C options but will only recognize those costs as compensation expense when the performance criteria are probable of occurring (e.g. an initial public offering or significant capital transaction). Assuming the highest level of performance conditions is probable, the total grant date fair value of the options would be $11,611,431. The assumptions we used in determining the value of these options on the date of grant are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.
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
During 2011, none of the members of the Compensation Committee had any relationship that requires disclosure in this Annual Report as a transaction with a related person, though both members are employed by Apollo, which has engaged in related party transactions with us during 2011 as discussed in “Item 13—Certain Relationships and Related Transactions, and Director Independence.”
During 2011, (1) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board; (2) none of our executive officers served as a director of another entity, one of whose executive officers served on the Holdings Board or the Realogy Board; and (3) none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of the directors of the Holdings Board or Realogy Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Holders and Management
All of Realogy’s issued and outstanding common stock is owned by its parent, Intermediate, and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Realogy's common stock owned by Intermediate constitutes all of Realogy’s issued and outstanding capital stock.
Pursuant to Holdings’ amended and restated certificate of incorporation, Holdings has two classes of common stock, Class A Common Stock (the "Class A Common Stock") and Class B Common Stock (“Class B Common Stock” and together with the Class A Common Stock, the "Common Stock"), each with a par value of $0.01 per share. The Convertible Notes are convertible into shares of Class A Common Stock. Each share of Class A Common Stock has one vote per share. Each share of Class B Common Stock has five votes per share. The Class B Common Stock will automatically convert into Class A Common Stock on a share-for-share basis once (i) Apollo converts all of the Convertible Notes it received in the Debt Exchange Offering into shares of Class A Common Stock or (ii) upon a Qualified Public Offering, provided that such conversion would not result in a change of control of Realogy under the senior secured credit facility or any of its other debt arrangements.
The following table sets forth information regarding the beneficial ownership of Common Stock as of February 27, 2012 assuming all of the Convertible Notes are converted into Class A Common Stock, by (i) each person known to beneficially own more than 5% of the Common Stock, (ii) each of our named executive officers, (iii) each member of the Board of Directors and (iv) all of our executive officers and members of the Board of Directors as a group. At February 27, 2012, there were 200,531,906 shares of Common Stock outstanding, of which 200,426,906 were shares of Class B Common Stock and 105,000 were shares of Class A Common Stock subject to a restricted stock award.
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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Class A Common Stock (1)	Amount and Nature of Beneficial Ownership of Class B Common Stock	Percentage of Class B Common Stock	Percentage of Common Stock (1)
Apollo Funds (2)	1,276,938,607	197,820,000	98.7%	66.2%
Henry R. Silverman (3) (9)	2,000,000	—	—	*
Richard A. Smith (4)	778,125	912,025	*	*
Anthony E. Hull (5)	187,500	282,025	*	*
Kevin J. Kelleher (6)	150,000	181,069	*	*
Alexander E. Perriello, III (7)	187,500	232,025	*	*
Bruce Zipf (8)	150,000	224,050	*	*
Marc E. Becker (9)	—	—	—	*
V. Ann Hailey (10)	218,750	9,000	*	*
Scott M. Kleinman (9)	—	—	—	*
M. Ali Rashid (8)	—	—	—	*
Directors and executive officers as a group (14 persons) (11)	3,981,875	2,185,906	1.1%	*
Paulson & Co. Inc. (12)	479,022,151	—	—	21.5%
York Capital Management (13)	103,455,040	—	—	4.64%
Western Asset Management Company (14)	60,445,856	—	—	2.72%

 _______________

*	Less than one percent.

(1)
Assumes conversion of all outstanding Convertible Notes into shares of Class A Common Stock. As of February 27, 2012, $1,143,706,000 aggregate principal amount of Series A Convertible Notes, $291,424,196 aggregate principal amount of Series B Convertible Notes and $675,111,000 aggregate principal amount of Series C Convertible Notes were outstanding. The initial conversion rates of the Convertible Notes are 975.6098 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes or Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and 926.7841 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share. The conversion rates are subject to certain anti-dilution adjustments. Assuming all of the Convertible Notes were converted into Class A Common Stock at the applicable initial conversion rates and assuming conversion of all of the Class B Common Stock into Class A Common Stock on a share-for-share basis, there would be 2,226,341,129 shares of Class A Common Stock outstanding as of February 27, 2012.

(2)
Reflects: (i) the aggregate amount of outstanding shares of Class B common stock of Domus Holdings Corp. that are held of record by Apollo Investment Fund VI, L.P. (“AIF VI LP”), Domus Investment Holdings, LLC (“Domus LLC”) and Domus Co-Investment Holdings LLC (“Domus Co-Invest LLC”), and (ii) the number of shares of Class A common stock of Domus Holdings Corp. issuable upon conversion of the Convertible Notes held by RCIV Holdings (Luxembourg) S.à.r.l. (“RCIV Luxembourg”). The general partner of AIF VI LP is Apollo Advisors VI, L.P. (“Advisors VI”). The general partner of Advisors VI is Apollo Capital Management VI, LLC (“ACM VI”). The sole member and manager of ACM VI is Apollo Principal Holdings I, L.P. (“Principal I”), and the general partner of Principal I is Apollo Principal Holdings I GP, LLC (“Principal I GP” and together with Advisors VI, ACM VI and Principal I, the “Apollo Advisor Entities”). The sole shareholder of RCIV Luxembourg is RCIV Holdings, L.P. (“RCIV LP”). Apollo Management VI, L.P. (“Management VI”) is the manager of each of AIF VI LP, Domus LLC and RCIV LP, and the managing member of Domus Co-Invest LLC, and as such has voting and investment power over the shares of Domus Holdings Corp. held of record by AIF VI LP, Domus LLC and Domus Co-Invest LLC, and of any shares of Domus Holdings Corp. held by RCIV Luxembourg upon conversion of the Convertible Notes. The general partner of Management VI is AIF VI Management, LLC (“AIF VI LLC”), and the sole member and manager of AIF VI LLC is Apollo Management, L.P. (“Apollo Management”). The general partner of Apollo Management is Apollo Management GP, LLC (“Management GP”). The sole member and manager of Management GP is Apollo Management Holdings, L.P. (“Management Holdings”). The general partner of Management Holdings is Apollo Management Holdings GP, LLC (“Management Holdings GP” and together with Management VI, AIF VI LLC, Apollo Management, Management GP and Management Holdings, the “Apollo Management Entities”). Leon Black, Joshua Harris and Marc Rowan are the managers, as well as principal executive officers, of Management Holdings GP, and the managers of Principal I GP. Each of AIF VI LP, Domus LLC, Domus Co-Invest LLC, RCIV Luxembourg, RCIV LP, the Apollo Advisor Entities, the Apollo Management Entities, and Messrs. Black, Harris and Rowan, disclaims beneficial ownership of the shares of capital stock of Realogy held by Intermediate, and of the shares of Common Stock of Domus Holdings Corp. not held of record by them, except to the extent of any pecuniary interest therein. The address of AIF VI LP, Domus LLC, Domus Co-Invest LLC and each of the Apollo Advisor Entities is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of RCIV Luxembourg is 44, Avenue John F. Kennedy, L-1885, Luxembourg. The address of RCIV LP is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of each of the Apollo Management Entities, and of Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019. The amount reported as beneficially owned does not include 6,769,225 shares of Common Stock (including 2,606,906 shares of Class B Common Stock held outright, 4,557,319 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days of February 27, 2012, and 105,000 shares of Class A Common Stock subject to vesting under a restricted stock agreement) beneficially owned by certain of our directors, executive officers and other members of our management, for which AIF VI LLC, Domus LLC, RCIV Luxembourg and RCIV LP have voting power and the power to cause the sale of such shares under certain circumstances pursuant to the Management Investor Rights Agreement (as defined below).

(3)
Includes 2,000,000 shares of Class A Common Stock issuable upon currently exercisable options but does not include 3,000,000 shares of Class A Common Stock that are issuable upon the exercise of options that remain subject to vesting.

(4)
Includes 778,125 shares of Class A Common Stock issuable upon currently exercisable options. Does not include an additional 2,873,961 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 62,318 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(5)
Includes 187,500 shares of Class A Common Stock issuable upon currently exercisable options. Does not include an additional 896,214 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 38,542 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(6)
Includes 150,000 shares of Class A Common Stock issuable upon the exercise of currently exercisable options. Does not include an additional 664,257 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 24,745 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(7)
Includes 187,500 shares of Class A Common Stock issuable upon the exercise of currently exercisable options. Does not include an additional 837,051 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 31,709 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a

Qualified Public Offering.

(8)
Includes 150,000 shares of Class A Common Stock issuable upon the exercise of currently exercisable options. Does not include an additional 715,113 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 30,619 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(9)
Messrs. Silverman, Becker, Kleinman and Rashid are each associated with Apollo and certain of its affiliates. Although each of Messrs. Silverman, Becker, Kleinman and Rashid may be deemed the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(10)
Includes 113,750 shares of Class A Common Stock issuable upon the exercise of currently exercisable options and 105,000 shares of Class A Common Stock subject to vesting under a restricted stock agreement. Does not include an additional 321,350 shares of Class A Common Stock that are issuable upon the exercise of options that remain subject to vesting.

(11)
Includes options to purchase 3,876,875 shares of Class A Common Stock issuable upon the exercise of currently exercisable options and 105,000 shares of Class A Common Stock subject to vesting under a restricted stock agreement. Does not include an additional 10, 646,026 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 235,179 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(12)
The information in the table is based upon information furnished to us by such person on February 2, 2012 and consists of all of the shares of Class A Common Stock held by such person assuming conversion of their Convertible Notes. Assuming only Paulson converts its Convertible Notes, it would own approximately 70.5% of the total outstanding shares of Common Stock and approximately 32.3% of the voting power with respect to the Common Stock. Paulson & Co. Inc. holds the Convertible Notes and the shares of Class A Common Stock issuable upon conversion of the Convertible Notes owned by Paulson Credit Opportunities Master Ltd. (“Paulson Credit”). Paulson Credit has indicated that Paulson Management II LLC has sole voting power and investment authority with respect to the Convertible Notes and shares of Class A Common Stock issuable upon conversion of the Convertible Notes held by Paulson. John Paulson controls Paulson & Co. Inc. and may be deemed the beneficial owner of the Convertible Notes and shares of Class A Common Stock issuable upon conversion of the Convertible Notes beneficially owned by Paulson Credit but disclaims beneficial ownership of any Convertible Notes or Class A Common Stock issuable upon conversion of the Convertible Notes. The address for Paulson is 1251 Avenue of the Americas, 50th Floor, New York, New York 10020.

(13)
The information in the table is based upon information furnished to us by such person on February 9, 2012 and consists of all of the shares of Class A Common Stock held by such person assuming conversion of their Convertible Notes. Assuming only York converts its Convertible Notes, it would own approximately 34.0% of the total outstanding shares of Common Stock and approximately 9.4% of the voting power with respect to the Common Stock. Includes $1,381,500 principal amount of Convertible Notes held by Jorvik Multi-Strategy Master Fund, L.P.; $10,966,500 principal amount of Convertible Notes held by York Capital Management, L.P.; $30,137,000 principal amount of Convertible Notes held by York Credit Opportunities Fund, L.P.; $35,240,000 principal amount of Convertible Notes held by York Credit Opportunities Master Fund, L.P.; and $21,432,000 principal amount of Convertible Notes held by York Multi-Strategy Master Fund, L.P. and $7,358,000 principal amount of Convertible Notes held by York Event-Driven UCITS Fund (collectively, the “York Entities”). The York Entities have indicated that York Capital Management Global Advisors, LLC exercises sole voting and dispositive power with respect to the Convertible Notes and Class A Common Stock issuable upon conversion of the Convertible Notes held by the York Entities. James G. Dinan controls York Capital Management Global Advisors, LLC, and disclaims beneficial ownership of the Convertible Notes and the shares of Class A Common Stock issuable upon conversion of the Convertible Notes held by the York Entities. The address for York is 767 Fifth Avenue, 17th Floor, New York, New York 10153.

(14)
The information in the table is based upon information furnished to us by such person on February 14, 2012 and consists of all of the shares of Class A Common Stock held by such person assuming conversion of their Convertible Notes. Convertible Notes owned by Western Asset Management Company include all Convertible Notes held in investment funds and separately managed client accounts for which Western Asset Management serves as investment manager, including $5,000,000 principal amount of Convertible Notes held by Western Asset US High Yield Bond Fund; $5,250,000 principal amount of Convertible Notes held by LM WA US HY Bond plc, $1,150,000 principal amount of Convertible Notes held by Stichting Pensioen Funds DSM Nederland, $680,000 principal amount of Convertible Notes held by CGCM High Yield Investments, $396,000 principal amount of Convertible Notes held by Kern Country Employee’s Retirement Assoc., $5,150,000 principal amount of Convertible Notes held by Western Asset Opportunistic US$ H.Y. LLC, $1,140,000 principal amount of Convertible Notes held by Western Asset Strategic US$ HY LLC, $1,400,000 principal amount of Convertible Notes held by Western Asset High Income Corporate Bond Fund, $3,640,000 principal amount of Convertible Notes held by Western Asset Global High Yield Bond Fund, $2,000,000 principal amount of Convertible Notes held by Western Asset Strategic Bond Opp. Port, $3,964,000 principal amount of Convertible Notes held by Western Asset High Yield Bond Fund , $590,000 principal amount of Convertible Notes held by LM WA Variable High Income Portfolio, $2,000,000 principal amount of Convertible Notes held by Western Asset Managed High Income Fund Inc. (MHY), $3,687,000 principal amount of Convertible Notes held by LM WA High Income Fund, $110,000 principal amount of Convertible Notes held by LM WA Variable Global HY Bond Portfolio, $7,025,000 principal amount of Convertible Notes held by Western Asset High Income Fund II Inc. (HIX), $420,000 principal amount of Convertible Notes held by Western Asset High Income Fund Inc. (HIF), $1,310,000 principal amount of Convertible Notes held by Western Asset Global High Income Fund Inc. (EHI), $1,470,000 principal amount of Convertible Notes held by LM WA Global HY Bond Fund, $3,230,000 principal amount of Convertible Notes held by Western Asset High Income Opportunity Fund Inc. (HIO), $770,000 principal amount of Convertible

Notes held by Western Asset Global Partners Income Fund Inc. (GDF), $330,000 principal amount of Convertible Notes held by Blue Cross Blue Shield of Michigan, $3,035,000 principal amount of Convertible Notes held by Western Asset High Yield Portfolio, $5,770,000 principal amount of Convertible Notes held by John Hancock II High Yield Fund and $2,440,000 principal amount of Convertible Notes held by John Hancock Variable Ins. Trust - High Yield Trust. Christopher Jacobs exercises voting and dispositive power with respect to the Convertible Notes and Class A Common Stock issuable upon conversion of the Convertible Notes held by Western Asset Management Company. Christopher Jacobs disclaims beneficial ownership of the Convertible Notes and the shares of Class A Common Stock issuable upon conversion of the Convertible Notes held by Western Asset Management Company. The address for WAMCO is 385 E. Colorado Blvd., Pasadena, CA 91101.
Equity-Based Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plan
In connection with the closing of the Merger on April 10, 2007, the Holdings Board adopted the Stock Incentive Plan. The Stock Incentive Plan authorizes the Holdings Board, or a committee thereof, to grant unqualified stock options, rights to purchase shares of Common Stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Common Stock, to directors and employees of, and consultants to, Holdings and its subsidiaries, including Realogy. On November 13, 2007, the Holdings Board amended and restated the Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 15 million to 20 million. The Stock Incentive Plan was further amended on November 9, 2010 and August 2, 2011, the latter amendment and restatement increasing the authorized shares for issuance under the Stock Incentive Plan by an additional 5 million shares. On February 27, 2012, the Stock Incentive Plan was further amended and restated to increase the authorized shares for issuance thereunder by an additional 20 million shares. For additional discussion of our equity compensation, see “Item 11—Executive Compensation—Stock Incentive Plan” and Note 12, “Stock-Based Compensation” of our consolidated financial statements included elsewhere in this Annual Report. The table below summarizes the equity issuances under the Stock Incentive Plan as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans-approved by stockholders	—		—	—
Equity compensation plans-not approved by stockholders	17,894,675	(2)	$3.98	4,270,325	(3)
_______________

(1)	Does not include 105,000 restricted shares outstanding at December 31, 2011.

(2)
In addition, of the shares of Common Stock issued and outstanding at December 31, 2011, there were 2,730,000 shares of Common Stock that had been purchased or had vested under the Stock Incentive Plan pursuant to individual subscription agreements and restricted stock awards (including shares that have been forfeited to satisfy tax withholding obligations).

(3)	Also gives effect to shares issued under the Stock Incentive Plan as described in footnote (2).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Issuance of Convertible Notes Upon Consummation of Debt Exchange Offering; Amendment and Restatement of Certificate of Incorporation of Holdings
On January 5, 2011, Realogy, in connection with the consummation of the Debt Exchange Offering, issued $1,144 million aggregate principal amount of Series A Convertible Notes, $291 million aggregate principal amount of Series B Convertible Notes and $675 million aggregate principal amount of Series C Convertible Notes to eligible holders of Existing Notes that elected to receive Convertible Notes in the Debt Exchange Offering. The Convertible Notes were issued pursuant to Section 4(2) of the Securities Act only to holders who were “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) or institutional “accredited investors” within the meaning of Rule 501 (a)(1), (2), (3) or (7) of Regulation D under the Securities Act. Realogy issued approximately $1,338 million, $494 million, $78 million and $63 million aggregate principal amount of Convertible Notes to RCIV, Paulson, York and WAMCO – entities described in the securityholders table under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
At the closing of the Debt Exchange Offering, Holdings' certificate of incorporation was amended and restated to provide, among other things, for two classes of Common Stock, Class A Common Stock and Class B Common Stock. Other

than 105,000 shares of Class A Common Stock subject to a restricted stock award, all of the outstanding shares of Common Stock are shares of Class B Common Stock, substantially all of which are owned by Apollo. All of the Common Stock into which the Convertible Notes are convertible will be shares of Class A Common Stock. Each share of Class A Common Stock has one vote per share. Each share of Class B Common Stock has 5 votes per share. The Class B Common Stock will automatically convert into Class A Common Stock on a share-for-share basis once (i) Apollo converts all of the Convertible Notes it received in the Debt Exchange Offering into shares of Class A Common Stock or (ii) upon a Qualified Public Offering, provided that such conversion would not result in a change of control of Realogy under its senior secured credit facility or any of its other debt arrangements. Even if all the outstanding Convertible Notes held by parties other than Apollo were converted into Class A Common Stock, Apollo would continue to control a majority of the voting power of the outstanding Common Stock.
“Qualified Public Offering” means (a) an underwritten offering of shares of Class A Common Stock by Holdings or any selling securityholders pursuant to an effective registration statement filed by Holdings with the SEC (subject to certain customary exceptions) under the Securities Act, pursuant to which the aggregate offering price of the Class A Common Stock (by Holdings and/or other selling securityholders) sold in such offering (together with the aggregate offering prices from any prior such offerings) is at least $200 million and (b) the listing of Company Class A Common Stock on the NASDAQ Global Select Market, the NASDAQ Global Market, the New York Stock Exchange or any successor exchange to the foregoing.
Assuming all outstanding Convertible Notes are converted into shares of Class A Common Stock, Apollo and Paulson would beneficially own approximately 66.2% and 21.5%, respectively, of the total outstanding shares of Common Stock on an as-converted basis (not including shares of Common Stock held by management for which Apollo exercises voting power). Neither York nor WAMCO would beneficially own more than 5% of the total outstanding shares of Common Stock assuming the conversion of all the Convertible Notes. However, if either of York or WAMCO converted its Convertible Notes before the conversion of any other Convertible Notes, it would beneficially own more than 5% of the total outstanding shares of Common Stock. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." In connection with the Debt Exchange Offering, each of Paulson, York and WAMCO also entered into a securityholders agreement with Realogy, Holdings and Apollo as further described below.
Apollo Securityholders Agreement
On January 5, 2011, Holdings and certain holders of Common Stock affiliated with Apollo amended and restated the Securityholders Agreement, originally dated as of April 10, 2007 (as amended and restated, the “Apollo Securityholders Agreement”), which became effective upon consummation of the Debt Exchange Offering. The Apollo Securityholders Agreement, among other things, generally sets forth the rights and obligations of Domus Co-Invest LLC—a co-investment entity formed at the time of the Merger for the purpose of owning shares of Common Stock held beneficially by certain co-investors.
The Apollo Securityholders Agreement provides that prior to a Qualified Public Offering, AIF VI, L.P., RCIV, RCIV Holdings, L.P. and Domus LLC (collectively, the “Sponsor Funds”) have preemptive rights with respect to certain offerings by Holdings or Realogy of equity securities. The Sponsor Funds’ preemptive rights do not apply to the Convertible Notes issued upon consummation of the Debt Exchange Offering or to the Class A Common Stock issued upon conversion thereof. If Holdings or Realogy proposes to issue or sell any equity securities, or securities convertible into, issuable upon exercise of or exchangeable for any such equity securities (excluding the Convertible Notes and Class A Common Stock issued upon conversion thereof and subject to certain customary exceptions), then the Sponsor Funds will have the right to participate in any such issuance based on its pro rata equity ownership on a fully diluted basis. The Apollo Securityholders Agreement also provides for limited preemptive rights to Domus Co-Invest LLC in any subscription of equity securities of Holdings or its subsidiaries (or securities convertible into or exchangeable for any such equity securities) by the Sponsor Funds or any affiliates thereof to which any transfers of Common Stock are made.
The Apollo Securityholders Agreement also:

•	provides for certain rights and obligations of Domus Co-Invest LLC upon any disposition of shares of Common Stock by the Sponsor Funds to any third party;

•	restricts the ability of Domus Co-Invest LLC to transfer its shares in Holdings, other than in connection with sales initiated by the Sponsor Funds;

•	provides Domus Co-Invest LLC with certain information rights; and

•
provides that the Holdings Board shall include two directors previously designated by Domus Co-Invest LLC and AIF VI, LP and three directors designated by the Sponsor Funds, in each case, for so long as such entity continues to own Common Stock or Convertible Notes, and additional directors or non-voting observers designated pursuant to any other agreements of Holdings.

Amended and Restated Management Investor Rights Agreement
On January 5, 2011, Holdings also amended and restated its management investor rights agreement, originally dated as of April 7, 2007 (as amended and restated, the “Management Investor Rights Agreement”), which became effective upon consummation of the Debt Exchange Offering. The Management Investor Rights Agreement was entered into by and among Holdings and AIF VI LP, RCIV, RCIV Holdings, Domus LLC (collectively, the “Apollo Holders”) and certain management holders (collectively, the “Management Holders”).
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
Paulson Securityholders Agreement
On November 30, 2010, Realogy, Holdings, Paulson and certain affiliates of Apollo (Domus LLC, RCIV Holdings, RCIV, AIF VI LP and Domus Co-Invest LLC) entered into a securityholders agreement with Paulson (the “Initial Paulson Agreement”) which was subsequently amended and restated on January 5, 2011 (the “Amended and Restated Paulson Agreement” and, together with the Initial Paulson Agreement, the “Paulson Securityholders Agreement”). The Paulson Securityholders Agreement became effective on January 5, 2011, upon consummation of the Debt Exchange Offering. The material terms of the Paulson Securityholders Agreement are set forth below.
Preemptive Rights
Prior to a Qualified Public Offering, Paulson has preemptive rights with respect to certain offerings by Holdings or Realogy of equity or debt. Paulson’s preemptive rights shall not apply to the Convertible Notes issued upon consummation of the Debt Exchange Offering or to the Class A Common Stock issued upon conversion thereof. If Holdings or Realogy proposes to issue or sell any equity securities, or securities convertible into, issuable upon exercise of or exchangeable for any such equity securities (subject to certain customary exceptions), then Paulson has the right to participate in any such issuance based on its pro rata equity ownership on a fully diluted basis. If Holdings or Realogy proposes to issue or sell debt to an affiliate of Holdings or Realogy, then Paulson has the right to participate in any such issuance up to an amount equal to the fraction of the total offering determined by dividing (i) its then owned Extended Maturity Notes (including Convertible Notes that have been converted into shares of Class A Common Stock still owned by it) by (ii) the total principal amount of outstanding debt of Realogy and Holdings as of the date of the Paulson Securityholders Agreement (“Pro Rata Debt Ownership”). In addition, Realogy will use commercially reasonable efforts to allow Paulson to participate in debt financings to third parties based on Paulson’s Pro Rata Debt Ownership, provided that if Apollo participates in such financing, Paulson shall also be permitted to participate in such financing to the same extent as Apollo based on their respective Pro Rata Debt Ownership at such time.
Registration Rights
Demand Rights. Paulson has two “demand” rights that allow Paulson, at any time after 36 months following the consummation of the Debt Exchange Offering, to request that Holdings undertake an underwritten public offering of its Class A Common Stock under the Securities Act so long as the estimated gross proceeds of any such underwritten public offering would be equal to or greater than $75 million, provided that if the number of Paulson’s shares of Class A Common Stock originally included in Paulson’s demand request is reduced to less than two-thirds of such shares in the underwritten public offering as a result of underwriter cutbacks, Paulson shall not be deemed to have used one of its demand rights. In addition, if Paulson elects to exercise its demand rights prior to a Qualified Public Offering or Holdings notifies Paulson of its intention to consummate a Qualified Public Offering, Paulson will not publicly sell any shares of Class A Common Stock from such time until the expiration of its applicable Lock-Up Period (as defined below).
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

Designation and Election of Directors
Until Paulson ceases to own directly or indirectly, shares of Common Stock (assuming conversion of all of its then outstanding Convertible Notes) representing at least 5% of the outstanding shares of Common Stock on a fully-diluted basis, Paulson has the right to either (i) nominate one appointee to the Holdings Board or (ii) designate one non-voting observer to attend all meetings of the Holdings Board.
Consent Rights
Prior to the consummation of a Qualified Public Offering, Holdings, Intermediate and Realogy shall not declare or pay any dividends or any other distributions on capital stock or redeem or repurchase any shares of capital stock without the prior written consent of Paulson, subject to certain specified exceptions. In addition, prior to the consummation of a Qualified Public Offering, Holdings and its direct and indirect subsidiaries may not enter into any transaction or series of transactions with certain Apollo entities if such transaction involves consideration in excess of $10 million without Paulson’s prior written consent, unless such transaction is (i) in connection with the Debt Exchange Offering, a preemptive event pursuant to which Paulson was given the opportunity to participate or pursuant to agreements or arrangements entered into prior to the date of the Paulson Securityholders Agreement, (ii) expressly permitted by the indentures governing the Extended Maturity Notes or (iii) not materially less favorable to Holdings or any of its direct or indirect subsidiaries than could have been obtained in a comparable transaction with an unrelated person.
Holdings may also not enter into any supplement of the indentures governing the Convertible Notes that would materially adversely affect Paulson’s holdings of Convertible Notes for so long as Paulson owns at least 50% of the Convertible Notes it received in the Debt Exchange Offering. The Paulson Securityholders Agreement also provides that without the prior written consent of Paulson, (i) Holdings shall not permit any of its direct or indirect subsidiaries to effectuate an initial public offering of common stock, (ii) Holdings shall at all times own 100% of the capital stock of Intermediate and Intermediate shall at all times own, directly or indirectly, 100% of the capital stock of Realogy and (iii) Holdings shall not engage in any business or activity other than owning shares of Intermediate and Intermediate shall not engage in any business or activity other than owning shares of Realogy.
Termination
The Paulson Securityholders Agreement will terminate upon the first to occur of (i) Holdings’ dissolution, liquidation or winding-up; (ii) with respect to Paulson, when Paulson ceases to own shares of Common Stock (assuming conversion of all of its then outstanding Convertible Notes) representing at least 5% of the outstanding shares of Common Stock on a fully diluted basis and (iii) with respect to each Apollo Holder, when such Apollo Holder ceases to own shares of Common Stock or Convertible Notes; provided, however, that Paulson’s preemptive rights and tag-along rights with respect to equity issuances will not terminate until such time that Paulson owns less than $15 million aggregate principal amount of the Convertible Notes (or shares of Class A Common Stock issued upon conversion of such Convertible Notes or a combination thereof) it received upon consummation of the Debt Exchange Offering.
Investor Securityholders Agreements
On January 5, 2011, Realogy, Holdings and certain affiliates of Apollo (Domus LLC, RCIV Holdings, RCIV, AIF VI LP and Domus Co-Invest LLC) entered into a securityholders agreement with each of York and WAMCO (each, a “New Holder”), respectively (each agreement, an “Investor Securityholders Agreement”), which became effective upon consummation of the Debt Exchange Offering. Each New Holder received Convertible Notes in the Debt Exchange Offering. The material terms of each Investor Securityholders Agreement are set forth below.
Preemptive Rights
Prior to a Qualified Public Offering, the New Holder has preemptive rights with respect to certain offerings by Holdings or Realogy of equity. The New Holder’s preemptive rights do not apply to the Convertible Notes issued upon consummation of the Debt Exchange Offering or to the Class A Common Stock issued upon conversion thereof. If Holdings or Realogy proposes to issue or sell any equity securities, or securities convertible into, issuable upon exercise of or exchangeable for any such equity securities (subject to certain customary exceptions), then each New Holder has the right to participate in any such issuance based on its pro rata equity ownership on a fully diluted basis.
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
Assignment
None of the rights granted to the New Holder under the Investor Securityholders Agreement may be assigned to any other party; provided that the New Holder may assign its rights under the Investor Securityholders Agreement to one of its affiliates if it provides (i) documentation reasonably acceptable to Realogy certifying such affiliate’s status as a qualified institutional buyer or an institutional accredited investor and/or (ii) such other documentation or certifications as may be reasonably requested by Realogy.
Amendment
The Investor Securityholders Agreement may be amended in writing by Holdings, Realogy and Apollo; provided that, the Investor Securityholders Agreement may not be modified in a manner that is materially adverse to any New Holder without the approval of each New Holder.
Termination
The Investor Securityholders Agreement will terminate upon the first to occur of (i) Holdings’ dissolution, liquidation or winding-up, (ii) the consummation of a Qualified Public Offering, (iii) with respect to each New Holder, when such New Holder, collectively with its affiliates or funds or accounts managed by it, owns less than $15 million aggregate principal amount of the Convertible Notes (or shares of Class A Common Stock issued upon conversion of such Convertible Notes or a combination thereof) it received in the Debt Exchange Offering and (iv) with respect to Apollo, when Apollo ceases to own shares of Common Stock or Convertible Notes.
Conversion Shares Agreement
On January 5, 2011, upon consummation of the Debt Exchange Offering, Holdings and Realogy entered into an agreement pursuant to which Holdings agreed to, at Realogy’s option, issue and contribute shares of Class A Common Stock to Realogy or to holders of the Convertible Notes at Realogy’s direction upon conversion or exchange of the Convertible Notes in accordance with their terms and conditions.
Apollo Management Fee Agreement
In connection with the Merger Transactions, Apollo also entered into a management fee agreement with Realogy which will allow Apollo and its affiliates to provide certain management consulting services to us through the end of 2016 (subject to possible extension). The agreement may be terminated at any time upon written notice to us from Apollo. We will pay Apollo an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of our annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith, plus (2) any deferred fees (to the extent such fees were within such amount in clause (1) above originally). The 2007 management fee was capped at $10.5 million. If Apollo elects to terminate the management fee agreement, as consideration for the termination of Apollo’s services under the agreement and any additional compensation to be received, we will agree to pay to Apollo the net present value of the sum of the remaining payments due to Apollo and any payments deferred by Apollo.
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
During 2011, we paid Apollo $15 million for the services rendered under this agreement during 2010. We have recognized (but have not paid) $15 million of expense related to the management fee payable for services rendered during 2011.

Co-Manager Participation in 2012 Senior Secured Notes Offering
On February 2, 2012, Realogy issued and sold the First Lien Notes and the New First and a Half Lien Notes in the 2012 Senior Secured Notes Offering. Apollo Global Securities, LLC ("AGS"), an affiliate of Apollo, acted as a co-manager in this offering. AGS is a registered limited purpose broker-dealer formed in April 2011 and a member of FINRA. In the offering, AGS received a customary initial purchaser's discount of 1.5%, which represented AGS's portion of the discounts and commissions received by the initial purchaser.
Related Transactions with Apollo Portfolio Companies
On June 30, 2008, Affinion Group, Inc., a company controlled by Apollo, entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget Group, Wyndham Worldwide and Realogy. Prior to this transaction, Avis Budget Group, Wyndham Worldwide and we had provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. One-half of the loyalty program was deemed a contingent asset and contingent liability under the terms of the Separation Agreement, with Realogy being responsible for 62.5% of such half or 31.25% of the assets and liabilities under the entire program. Under the AAA, Affinion Group, Inc. assumed all of the liabilities and obligations of Avis Budget Group, Wyndham Worldwide and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, as consideration for Affinion Group, Inc.’s assignment and assumption of Realogy’s proportionate share (31.25%) of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date, Realogy agreed to pay approximately $8 million in the aggregate, of which $2,343,750 was paid on July 1, 2008, $2,109,375 was paid on July 1, 2009, $2,031,250 was paid on June 30, 2010 and the remaining balance of $1,484,375 was paid on July 1, 2011.
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. During 2011, the Company recognized revenue related to these transactions of approximately $2 million in the aggregate.
Policies and Procedures for Review of Related Party Transactions
Pursuant to their written charters, the Audit Committees must review and approve all material related party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. In determining whether to approve a related party transaction, the Audit Committees will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. The Audit Committees also have a written policy with respect to the approval of related party transactions. Under that policy, the Audit Committees delegated to the General Counsel or Chief Financial Officer the authority to approve certain related party transactions that do not require disclosure under Item 404 of Regulation S-K as well as related party transactions with portfolio companies of Apollo and other principal stockholders, provided the consideration to be paid or received by the portfolio company does not exceed $2.5 million and the transaction is in the ordinary course of business.
Director Independence
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of the Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At February 27, 2012, Apollo Management VI, L.P. beneficially owned 98.7% of the outstanding Common Stock which would qualify the Company as a controlled company eligible for exemption under the rule.
For a discussion of the independence of members of our Audit Committees, see “Item 10—Directors, Executive Officers and Corporate Governance—Audit Committees.”

Item 14.    Principal Accounting Fees and Services.
Pricewaterhouse Coopers LLP (“PwC”) has served as Realogy’s independent auditors since May 11, 2009 and Holdings’ independent auditor since April 1, 2011. In addition to being retained as independent auditors to audit our consolidated financial statements, PwC provided various other services to us during 2011 and 2010. The aggregate fees (in millions) billed for professional services by PwC in 2011 and 2010 were as follows:

	2011	2010
Audit Fees (1)	$4.1	$4.2
Audit Related Fees (2)	—	0.1
Tax Fees (3)	0.1	0.1
All Other Fees (4)	0.2	0.1
Total	$4.4	$4.5
_______________

(1)
Represents fees for the audit of our consolidated financial statements, the audit of internal controls, the review of interim financial statements included in Form 10-Qs and other attest services primarily related to financial accounting consultations, comfort letters and SEC consents, regulatory and statutory audits and Franchise Disclosure Document filings in various states.

(2)	Represents fees primarily related to statutory audits not required by state or regulations, accounting consultation for contemplated transactions and agreed-upon procedures.

(3)	Represents fees related to tax compliance, tax consultation, tax advice and tax planning.

(4)	Represents fees related to enterprise risk management and certain information technology advisory services.
In connection with the relocation services it provides to customers, Cartus, as an intermediary, often pays third party invoices to PwC at the direction of Cartus’ customers. These payments are not included in the amounts set forth in the above table.
The Audit Committees of Realogy and Holdings are responsible for appointing Realogy and Holdings’ independent auditor and approving the terms of the independent auditor’s services. The Audit Committees consider the non-audit services to be provided by the independent auditor in determining its independence.
The Audit Committees have adopted a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below. The Audit Committees also adopted a policy prohibiting the Company from hiring the independent auditor’s personnel, if such person participated in the current annual audit, or the immediately preceding annual audit of Realogy or Holdings’ financial statements, and is being hired in a “financial reporting oversight role” as defined by the PCAOB.
All services performed by our independent auditors were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committees. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committees for approval.
Except as discussed below, any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Audit Committees for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committees. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Audit Committees to the extent the service does not exceed $250,000. The Chair will update the full Audit Committees at the next regularly scheduled meeting for any interim approvals granted.
On a quarterly basis, the Audit Committees review the status of services and fees incurred year-to-date as compared to the Service List.
The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by PwC during 2011 or 2010 under such provision.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.
(A)(1) and (2) Financial Statements
The consolidated financial statements of the registrants listed in the “Index to Financial Statements” on page F-1 together with the report of PricewaterhouseCoopers LLP, independent auditors, are filed as part of this Annual Report.
(A)(3) Exhibits
See Index to Exhibits.
(A)(4) Consolidated Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on the 2nd of March 2012.
DOMUS HOLDINGS CORP.
and
REALOGY CORPORATION
(Registrants)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated below on behalf of each of the Registrants.

Name	Title	Date
	Non-Executive Chairman of the Board	March 2, 2012
Henry R. Silverman

/s/ RICHARD A. SMITH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012
Richard A. Smith

/s/ ANTHONY E. HULL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2012
Anthony E. Hull

/s/ DEA BENSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 2, 2012
Dea Benson

/s/ MARC E. BECKER	Director	March 2, 2012
Marc E. Becker

/s/ V. ANN HAILEY	Director	March 2, 2012
V. Ann Hailey

/s/ SCOTT M. KLEINMAN	Director	March 2, 2012
Scott M. Kleinman

/s/ M. ALI RASHID	Director	March 2, 2012
M. Ali Rashid

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
The registrants have not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, do not intend to send to their securityholders an annual report to securityholders or proxy material for the year ended December 31, 2011 or with respect to any annual or other meeting of securityholders.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Domus Holdings Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows present fairly, in all material respects, the financial position of Domus Holdings Corp. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 2, 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 2, 2012

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Gross commission income	$2,926	$2,965	$2,886
Service revenue	752	700	621
Franchise fees	256	263	273
Other	159	162	152
Net revenues	4,093	4,090	3,932
Expenses
Commission and other agent-related costs	1,932	1,932	1,850
Operating	1,270	1,241	1,263
Marketing	185	179	161
General and administrative	254	238	250
Former parent legacy costs (benefit), net	(15)	(323)	(34)
Restructuring costs	11	21	70
Merger costs	1	1	1
Depreciation and amortization	186	197	194
Interest expense/(income), net	666	604	583
Loss (gain) on the early extinguishment of debt	36	—	(75)
Other (income)/expense, net	—	(6)	3
Total expenses	4,526	4,084	4,266
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(433)	6	(334)
Income tax expense (benefit)	32	133	(50)
Equity in (earnings) losses of unconsolidated entities	(26)	(30)	(24)
Net loss	(439)	(97)	(260)
Less: Net income attributable to noncontrolling interests	(2)	(2)	(2)
Net loss attributable to Domus Holdings and Realogy	$(441)	$(99)	$(262)

Earnings (loss) per share attributable to Domus Holdings:
Basic loss per share:	(2.20)	(0.49)	(1.31)
Diluted loss per share:	(2.20)	(0.49)	(1.31)
Weighted average common and common equivalent shares of Domus Holdings outstanding:
Basic:	200.4	200.4	200.2
Diluted:	200.4	200.4	200.2

See Notes to Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(439)	$(97)	$(260)
Currency Translation Adjustment	(1)	—	3
Defined Benefit Pension Plan:
Actuarial loss for pension plan	(24)	(7)	(4)
Less: amortization of actuarial loss to periodic pension cost	(3)	(2)	(2)
Defined benefit pension plan	(21)	(5)	(2)
Cash Flow Hedges:
Unrealized loss on interest rate hedges	—	(11)	(10)
Less: interest rate hedge losses to interest expense	(1)	(19)	(23)
Less: de-designation of interest rate hedges to interest expense	(17)	—	—
Cash flow hedges	18	8	13
Other comprehensive income (loss), before tax	(4)	3	14
Income tax expense (benefit) related to items of other comprehensive income	(2)	1	—
Other comprehensive income (loss), net of tax	(2)	2	14
Comprehensive loss	(441)	(95)	(246)
Less: comprehensive income attributable to noncontrolling interests	(2)	(2)	(2)
Comprehensive loss attributable to Domus Holdings and Realogy	$(443)	$(97)	$(248)

See Notes to Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$143	$192
Trade receivables (net of allowance for doubtful accounts of $64 and $67)	120	114
Relocation receivables	378	386
Relocation properties held for sale	11	21
Deferred income taxes	66	76
Other current assets	88	109
Total current assets	806	898
Property and equipment, net	165	186
Goodwill	2,614	2,611
Trademarks	732	732
Franchise agreements, net	2,842	2,909
Other intangibles, net	439	478
Other non-current assets	212	215
Total assets	$7,810	$8,029

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$184	$203
Securitization obligations	327	331
Due to former parent	80	104
Revolving credit facility and current portion of long-term debt	325	194
Accrued expenses and other current liabilities	520	525
Total current liabilities	1,436	1,357
Long-term debt	6,825	6,698
Deferred income taxes	890	883
Other non-current liabilities	167	163
Total liabilities	9,318	9,101
Commitments and contingencies (Notes 13 and 14)
Equity (deficit):
Domus Holdings common stock: $.01 par value; 4,450,000,000 shares authorized, 105,000 Class A shares outstanding, 200,426,906 Class B shares outstanding at December 31, 2011 and 200,430,906 Class B shares outstanding at December 31, 2010 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2011 and 2010)	2	2
Additional paid-in capital	2,031	2,024
Accumulated deficit	(3,511)	(3,070)
Accumulated other comprehensive loss	(32)	(30)
Total Domus Holdings stockholders' deficit	(1,510)	(1,074)
Noncontrolling interests	2	2
Total equity (deficit)	(1,508)	(1,072)
Total liabilities and equity (deficit)	$7,810	$8,029

See Notes to Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(439)	$(97)	$(260)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	186	197	194
Deferred income taxes	18	131	(59)
Amortization and write-off of deferred financing costs and discount on unsecured notes	18	30	29
Loss (gain) on the early extinguishment of debt	36	—	(75)
De-designation of interest rate hedge	17	—	—
Equity in earnings of unconsolidated entities	(26)	(30)	(24)
Other adjustments to net loss	12	20	43
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(6)	(9)	40
Relocation receivables and advances	8	(27)	442
Relocation properties held for sale	9	43	22
Other assets	3	(6)	19
Accounts payable, accrued expenses and other liabilities	(23)	30	26
Due (to) from former parent	(23)	(403)	(48)
Other, net	18	3	(8)
Net cash (used in) provided by operating activities	(192)	(118)	341
Investing Activities
Property and equipment additions	(49)	(49)	(40)
Net assets acquired (net of cash acquired) and acquisition-related payments	(6)	(17)	(5)
Net proceeds from sale of assets	—	5	—
Proceeds from (purchase of) certificates of deposit, net	5	(9)	—
Change in restricted cash	6	—	(2)
Other, net	(5)	—	—
Net cash used in investing activities	(49)	(70)	(47)
Financing Activities
Net change in revolving credit facilities	145	142	(515)
Proceeds from issuance of First and a Half Lien Notes	700	—	—
Proceeds from term loan extension	98	—	—
Proceeds from issuance of Second Lien Loans	—	—	500
Repayments of term loan credit facility	(706)	(32)	(32)
Repayment of prior securitization obligations	(299)	—	—
Proceeds from new securitization obligations	295	—	—
Net change in securitization obligations	—	27	(410)
Debt issuance costs	(35)	—	(11)
Other, net	(6)	(13)	(11)
Net cash provided by (used in) financing activities	192	124	(479)
Effect of changes in exchange rates on cash and cash equivalents	—	1	3
Net decrease in cash and cash equivalents	(49)	(63)	(182)
Cash and cash equivalents, beginning of period	192	255	437
Cash and cash equivalents, end of period	$143	$192	$255

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$608	$550	$487
Income tax payments, net	3	7	6
See Notes to Consolidated Financial Statements.

DOMUS HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In millions)

	Domus Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2009	200.2	$2	$2,011	$(2,709)	$(46)	$2	$(740)
Net loss	—	—	—	(262)	—	2	(260)
Other comprehensive income	—	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2009	200.2	$2	$2,018	$(2,971)	$(32)	$2	$(981)
Net loss	—	$—	$—	$(99)	$—	$2	$(97)
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	0.2	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2010	200.4	$2	$2,024	$(3,070)	$(30)	$2	$(1,072)
Net loss	—	$—	$—	$(441)	$—	$2	$(439)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	200.4	$2	$2,031	$(3,511)	$(32)	$2	$(1,508)

See Notes to Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
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
Holdings was incorporated on December 14, 2006. On December 15, 2006, Holdings and its wholly owned subsidiary Domus Acquisition Corp., entered into an agreement and plan of merger (the “Merger”) with Realogy which was consummated on April 10, 2007 with Holdings becoming the indirect parent company of Realogy. Holdings is owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”) and members of the Company’s management. As of December 31, 2011 and 2010, all of Realogy’s issued and outstanding common stock was currently owned by Intermediate, a direct wholly-owned subsidiary of Holdings.
Realogy is a global provider of real estate and relocation services. Realogy was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant’s business units - real estate services or Realogy, travel distribution services (“Travelport”), hospitality services including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.
The accompanying financial statements comprise the consolidated financial statements of Holdings and Realogy. Holdings’ only asset is its investment in the common stock of Intermediate, and Intermediate’s only asset is its investment in the common stock of Realogy. Holdings’ only obligations are its guarantees of certain borrowings of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy’s consolidated financial statements. All issuances of Holdings’ equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy’s consolidated financial statements. As a result, the consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.
Business Description
The Company reports its operations in the following business segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2011, the Company’s franchise system had approximately 14,000 franchised and company owned offices and 245,800 independent sales associates operating under the Company’s brands in the U.S. and 100 other countries and territories around the world, which included approximately 725 company owned and operated brokerage offices with approximately 42,100 independent sales associates.

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

2012 Senior Secured Notes Offering
On February 2, 2012, Realogy issued $593 million of First Lien Notes and $325 million of New First and a Half Lien Notes to repay amounts outstanding under its senior secured credit facility. The First Lien Notes and the New First and a Half Lien Notes are senior secured obligations of the Company and will mature on January 15, 2020. Interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. The First Lien Notes and the New First and a Half Lien Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act.
The Company used the proceeds from the offering, of approximately $918 million, to: (i) prepay $629 million of its non-extended term loan borrowings under its senior secured credit facility which were due to mature in October 2013, (ii) repay all of the $133 million in outstanding borrowings under its non-extended revolving credit facility which was due to mature in April 2013, and (iii) repay $156 million of the outstanding borrowings under its extended revolving credit facility. In conjunction with the repayments of $289 million described in clauses (ii) and (iii), the Company reduced the commitments under its non-extended revolving credit facility by a like amount, thereby terminating the non-extended revolving credit facility.
Additionally, the Senior Secured Credit Facility Amendment provides that the First and a Half Lien Notes will not constitute senior secured debt for purposes of calculating the senior secured leverage ratio maintenance covenant under our senior secured credit facility. This facility requires Realogy to maintain a senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA (as defined in Note 8, “Short and Long-Term Debt”), that may not exceed 4.75 to 1.0. Realogy was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.44 to 1.0 at December 31, 2011. After giving effect to the 2012 Senior Secured Notes Offering, our senior secured leverage ratio would have been 3.87 to 1.0 at December 31, 2011. See Note 20 "Subsequent Events" for additional information related to the 2012 Senior Secured Notes Offering.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION
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

REVENUE RECOGNITION
Real Estate Franchise Services
The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services and systems to franchisees, which include national and local advertising programs, systems and tools that are designed to help the Company's franchisees serve their customers and attract new or retain existing independent sales associates, training and volume purchasing discounts through the Company’s preferred vendor program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund advertising campaigns on behalf of its franchisees.
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
Relocation Services
The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue as services are provided, except for limited instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home (“at-risk”). In such cases, revenues are recorded as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. However, there are limited instances in which the Company assumes the risk of loss. Under “at-risk” contracts the Company records the value of the home on its Consolidated Balance Sheets within the relocation properties held for sale line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated Statements of Operations and the gain or loss was not material for any period presented. The aggregate selling price of such homes was $123 million, $170 million and $45 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company estimates the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments and includes specific accounts for which payment has become unlikely. The process by which the Company calculates the allowance begins in the individual business units where specific problem accounts are identified and reserved primarily based upon the age profile of the receivables and specific payment issues.
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $164 million, $156 million and $161 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax balances will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes.
CASH AND CASH EQUIVALENTS
The Company considers highly-liquid investments with remaining maturities not exceeding three months at the date of purchase to be cash equivalents.
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $7 million and $13 million at December 31, 2011 and 2010, respectively and are primarily included within Other current assets on the Company’s Consolidated Balance Sheets.
DERIVATIVE INSTRUMENTS
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship.
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Swiss Franc, Canadian Dollar, British Pound and Euro. The Company has elected to not utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has three interest rate swaps with an aggregate notional value of $650 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $225 million, expires in July 2012, the second swap, with a notional value of $200 million, expires in December 2012 and the third swap, with a notional value of $225 million, commences in July 2012 and expires in October 2016. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy. As of December 31, 2011, the Company has elected to not utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
INVESTMENTS
At December 31, 2011 and 2010, the Company had various equity method investments aggregating $54 million and $48 million, respectively, which are primarily recorded within Other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, a mortgage origination venture formed in 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $47 million at December 31, 2011. See Note 13, “Separation Adjustments, Transactions with Former Parent and Subsidiaries and Related Parties” for a more detailed description of the Company’s relationship with PHH Home Loans.
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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 10 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $67 million and $76 million at December 31, 2011 and 2010, respectively.
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
During the fourth quarter of 2011, 2010 and 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. Based upon the analysis performed, there was no impairment. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2011, 2010 or 2009.
The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2011, 2010 or 2009.
SUPPLEMENTAL CASH FLOW INFORMATION
Significant non-cash transactions in 2011, 2010 and 2009 included the Company’s election to satisfy the interest payment obligation by issuing $3 million, $51 million and $57 million, respectively, of Senior Toggle Notes which resulted in non-cash transfers between accrued interest and long-term debt.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
In June 2011, the FASB amended the guidance on comprehensive income to allow companies an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income (loss), nor do they change how earnings per share is calculated and presented. In addition, companies continue to have the option to present the OCI components net of tax or one amount reported for the tax effects of all OCI items. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The Company early adopted these amendments as of December 31, 2011 and has presented the required information in two separate but consecutive statements in accordance with the guidance.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider utilizing the new qualitative analysis for its goodwill impairment test to be performed in the fourth quarter of 2012.
In May 2011, the FASB amended the guidance on Fair Value Measurement that result in common measurement of fair value and disclosure requirements between U.S. GAAP and the International Financial Reporting Standards (“IFRS”). The amendments mainly change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted the amendments on January 1, 2012 and the adoption did not have a significant impact on the consolidated financial statements.

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
2011 ACQUISITIONS
During the year ended December 31, 2011, the Company acquired thirteen real estate brokerage operations through its wholly-owned subsidiary, NRT, for total consideration of $4 million. These acquisitions resulted in goodwill of $3 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2011 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2010 ACQUISITIONS
On January 21, 2010, the Company completed the stock acquisition of Primacy for the assumption of approximately $26 million of indebtedness (excluding $9 million of indebtedness related to the sale of relocation receivables). Primacy was a relocation and global assignment management services company headquartered in the U.S. with international locations in Canada, Europe and Asia. The acquisition of Primacy increased goodwill by $16 million, customer relationships intangibles by $62 million and other intangibles by $5 million. Effective January 1, 2011, the Primacy business operates under the Cartus name.
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

4.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Goodwill balance at January 1, 2009	1,556	600	344	72	2,572
Goodwill Acquired	—	4	—	1	5
Balance at December 31, 2009	1,556	604	344	73	2,577
Goodwill acquired (a)	—	20	16	—	36
Goodwill reduction for locations sold	—	(2)	—	—	(2)
Balance at December 31, 2010	1,556	622	360	73	2,611
Goodwill acquired	—	3	—	—	3
Balance at December 31, 2011	$1,556	$625	$360	$73	$2,614
Goodwill and accumulated impairment summary
Gross Goodwill as of December 31, 2011	$2,265	$783	$641	$397	$4,086
Accumulated impairment losses (b)	(709)	(158)	(281)	(324)	(1,472)
Balance at December 31, 2011	$1,556	$625	$360	$73	$2,614
_______________

(a)	The increase in goodwill relates to acquisitions of real estate brokerages and the acquisition of Primacy.

(b)
During the fourth quarter of 2008, the Company recorded an impairment charge of $1,739 million which reduced intangible assets by $384 million and reduced goodwill by $1,355 million. During the fourth quarter of 2007, the Company recorded an impairment charge of $667 million which reduced intangible assets by $550 million and reduced goodwill by $117 million.

During the fourth quarter of 2011, 2010 and 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. These analyses resulted in no impairment charges.
Intangible assets are as follows:

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements (a)	$2,019	$322	$1,697	$2,019	$255	$1,764
Unamortizable—Franchise agreement (b)	1,145	—	1,145	1,145	—	1,145
Total Franchise Agreements	$3,164	$322	$2,842	$3,164	$255	$2,909
Unamortizable—Trademarks (c)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (d)	$45	$4	$41	$45	$3	$42
Amortizable—Customer relationships (e)	529	144	385	529	107	422
Amortizable—Pendings and listings (f)	—	—	—	2	1	1
Unamortizable—Title plant shares (g)	10	—	10	10	—	10
Amortizable—Other (h)	17	14	3	12	9	3
Total Other Intangibles	$601	$162	$439	$598	$120	$478

_______________
(a)    Generally amortized over a period of 30 years.

(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.

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

(h)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Franchise agreements	67	67	67
License agreement	1	—	1
Customer relationships	37	37	25
Pendings and listings	2	1	1
Other	5	6	1
Total	112	111	95
Based on the Company’s amortizable intangible assets as of December 31, 2011, the Company expects related amortization expense to be approximately $107 million, $105 million, $105 million, $95 million, $95 million and $1,619 million in 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $9 million, $6 million, and $6 million for the year ended December 31, 2011, 2010 and 2009, respectively. In addition, franchise fee revenue is net of annual volume incentives provided to real estate franchisees of $25 million, $24 million and $25 million for the year ended December 31, 2011, 2010 and 2009, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of commission income earned and paid during a calendar year. Each brand has several different annual incentive schedules currently in effect.
The Company’s wholly-owned real estate brokerage services segment, NRT, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. NRT paid royalties to the Real Estate Franchise Services segment of $204 million, $206 million and $202 million for the year ended December 31, 2011, 2010 and 2009, respectively.
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

The number of franchised and company owned outlets in operation are as follows:

	(Unaudited) As of December 31,
	2011	2010	2009
Franchised:
Century 21®	7,475	7,955	7,711
ERA®	2,364	2,488	2,621
Coldwell Banker®	2,485	2,583	2,648
Coldwell Banker Commercial®	175	181	212
Sotheby’s International Realty®	573	531	470
Better Homes and Gardens® Real Estate	210	201	103
	13,282	13,939	13,765
Company Owned:
ERA®	10	11	11
Coldwell Banker®	649	669	676
Sotheby’s International Realty®	30	31	36
Corcoran®/Other	35	35	35
	724	746	758
The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2011	2010	2009
Franchised:
Beginning balance	13,939	13,765	14,794
Additions	335	1,269	452
Terminations	(992)	(1,095)	(1,481)
Ending Balance	13,282	13,939	13,765
Company Owned:
Beginning balance	746	758	835
Additions	10	20	7
Closures	(32)	(32)	(84)
Ending Balance	724	746	758
 As of December 31, 2011, there were an insignificant amount of franchise agreements that have been executed, but for which offices are not yet operating. Additionally, as of December 31, 2011, there were an insignificant number of franchise agreements pending termination.
In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands or in franchise expansion, the Company may also, at its discretion, provide conversion notes to franchisees who are either new or who are expanding their operations. Prior to 2009, the Company issued development advance notes. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes, and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts over the life of the franchise agreement. Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $90 million, net of $14 million of reserves, and $85 million, net of $20 million of reserves, at December 31, 2011 and 2010, respectively. These notes are principally classified within Other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded an income statement charge related to the forgiveness of these notes of $13 million, $13 million and $13 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2011	2010
Furniture, fixtures and equipment	$175	$161
Capitalized software	225	208
Building and leasehold improvements	131	127
Land	4	4
	535	500
Less: accumulated depreciation and amortization	(370)	(314)
	$165	$186
The Company recorded depreciation and amortization expense related to property and equipment of $74 million, $86 million and $99 million for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2011	2010
Accrued payroll and related employee costs	$69	$93
Accrued volume incentives	17	17
Accrued commissions	14	15
Restructuring accruals	20	36
Deferred income	76	76
Accrued interest	139	112
Relocation services home mortgage obligations	9	16
Other	176	160
	$520	$525

8.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2011	2010
Senior Secured Credit Facility:
Non-extended revolving credit facility	$78	$—
Extended revolving credit facility	97	—
Non-extended term loan facility	629	3,059
Extended term loan facility	1,822	—
First and a Half Lien Notes	700	—
Second Lien Loans	650	650
Other bank indebtedness	133	163
Existing Notes:
10.50% Senior Notes	64	1,688
11.00%/11.75% Senior Toggle Notes	52	468
12.375% Senior Subordinated Notes	187	864
Extended Maturity Notes:
11.50% Senior Notes	489	—
12.00% Senior Notes	129	—
13.375% Senior Subordinated Notes	10	—
11.00% Convertible Notes	2,110	—
Securitization Obligations:
Apple Ridge Funding LLC	296	296
Cartus Financing Limited	31	35
	$7,477	$7,223
Indebtedness Table
As of December 31, 2011, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Non-extended revolving credit facility (1)	(2)	April 2013	$289	$78	$158
Extended revolving credit facility (1)	(2)	April 2016	363	97	200
Non-extended term loan facility	(3)	October 2013	629	629	—
Extended term loan facility	(3)	October 2016	1,822	1,822	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	133	133	—
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	52	52	—
Senior Subordinated Notes (5)	12.375%	April 2015	190	187	—
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489	—
Senior Notes (7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	400	296	104
Cartus Financing Limited (9)		Various	62	31	31
			$8,096	$7,477	$493

_______________

(1)
The available capacity under these facilities was reduced by $53 million and $66 million of outstanding letters of credit on the non-extended and the extended revolving credit facility, respectively, at December 31, 2011. On February 2, 2012, the Company completed the 2012 Senior Secured Notes Offering (described below) which, among other things, terminated availability under the non-extended revolving credit facility. On February 27, 2012, the Company had $55 million outstanding on the extended revolving credit facility and $81 million of outstanding letters of credit.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
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

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013. In January 2012, Realogy repaid $25 million of the outstanding borrowings and reduced the capacity of the credit facility due in July 2012 by $25 million.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.
2012 Senior Secured Notes Offering
On February 2, 2012, Realogy issued $593 million of First Lien Notes and $325 million of New First and a Half Lien Notes, the proceed of which were used to repay amounts outstanding under its senior secured credit facility. The First Lien Notes and the New First and a Half Lien Notes are senior secured obligations of the Company and will mature on January 15, 2020. Interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. See Note 20, "Subsequent Events" for additional information related to these transactions.
2011 Refinancing Transactions
In January and February of 2011, Realogy completed a series of transactions, referred to herein as the “2011 Refinancing Transactions,” to refinance portions of its senior secured credit facility and unsecured notes.
Debt Exchange Offering
On January 5, 2011, we completed private exchange offers under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), relating to its outstanding Existing Notes (the “Debt Exchange Offering”). As a result of the Debt Exchange Offering, $2,110 million of Existing Notes were tendered for Convertible Notes, $632 million of Existing Notes were tendered for Extended Maturity Notes and $303 million of Existing Notes remained outstanding.
Amendment to Senior Secured Credit Facility
Effective February 3, 2011, we entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following: (i) extended the maturity of a significant portion of our first lien term loans to October 10, 2016 and increased the interest rate with respect to the extended term loans; (ii) extended the maturity of a significant portion of the loans and commitments under our revolving credit facility to April 10, 2016, increased the interest rate with respect to the extended revolving loans and converted a portion of the extended revolving loans to extended term loans ($98 million in the aggregate); (iii) extended the maturity of a significant portion of the commitments under our synthetic letter of credit facility to October 10, 2016 and increased the fee with respect to the extended synthetic letter of credit commitments; and (iv) allowed for the issuance of $700 million aggregate principal amount of Existing First and a Half Lien Notes, the net proceeds of which, along with cash on hand, were used to prepay $700 million of the outstanding extended term loans. The Senior Secured Credit Facility Amendment also provides for the incurrence of additional incremental term loans that are secured on a junior basis to the second lien loans in an aggregate amount not to exceed $350 million.

Issuance of Existing First and a Half Lien Notes
On February 3, 2011, the Company issued $700 million aggregate principal amount of Existing First and a Half Lien Notes in a private offering exempt from the registration requirements of the Securities Act. The Existing First and a Half Lien Notes are secured by substantially the same collateral as the Company’s existing secured obligations under its senior secured credit facility, but the priority of the collateral liens securing the Existing First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its senior secured credit facility and (ii) senior to the collateral liens securing the Company’s second lien obligations under its senior secured credit facility. The Existing First and a Half Lien Notes mature on February 1, 2019 and bear interest at a rate of 7.875% per annum, payable semiannually on February 15 and August 15 of each year.
As discussed above, the net proceeds from the offering of the First and a Half Lien Notes, along with cash on hand, were used to prepay $700 million of certain of the first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.
Senior Secured Credit Facility
Realogy has a senior secured credit facility which consists of (i) term loan facilities, (ii) revolving credit facilities, (iii) a synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) an incremental (or accordion) loan facility, a portion of which was utilized in connection with the incurrence of Second Lien Loans in 2009 as described below.
The extended term loans do not require any scheduled amortization of principal. The non-extended term loan facility will continue to provide for quarterly amortization payments totaling 1% per annum of the principal amount of the non-extended term loans.
Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes. The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy, Intermediate and the subsidiary guarantors, including but not limited to (i) a first-priority pledge of substantially all capital stock held by Realogy or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (ii) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy and each subsidiary guarantor, subject to certain exceptions.
In late 2009, Realogy incurred $650 million of Second Lien Loans (the "Second Lien Loans"). The Second Lien Loans are secured by liens on the assets of Realogy and by the guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans and the First and a Half Lien Notes. The Second Lien Loans interest payments are payable semi-annually on April 15 and October 15 of each year. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $187 million at December 31, 2011, of which $43 million will expire in October 2013 and $144 million will expire in October 2016. As of December 31, 2011, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on Realogy or its subsidiaries assets, securitization obligations or the Unsecured Notes (as defined below). At December 31, 2011, Realogy’s senior secured leverage ratio was 4.44 to 1.0. After giving effect to the 2012 Senior Secured Notes Offering, Realogy's senior secured leverage ratio would have been 3.87 to 1.0 at December 31, 2011.

Based upon Realogy’s financial forecast, Realogy believes that it will continue to be in compliance with the senior secured leverage ratio during the next twelve months. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, Realogy may be subject to additional pressure in maintaining compliance with its senior secured leverage ratio.
To maintain compliance with the senior secured leverage ratio for the twelve-month periods ending March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) changes in sales volume and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt or equity financing, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.
Realogy has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Holdings equity for cash, which would be infused as capital into Realogy. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If Realogy is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
If an event of default occurs under the senior secured credit facility, and Realogy fails to obtain a waiver from the lenders, Realogy’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to Realogy;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require Realogy to apply all of its available cash to repay these borrowings; or

•	could prevent Realogy from making payments on the First and a Half Lien Notes or the Unsecured Notes;
any of which could result in an event of default under the First and a Half Lien Notes, the Unsecured Notes and the Company’s Apple Ridge Funding LLC securitization program.
Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $125 million at December 31, 2011 and $155 million at December 31, 2010 and a separate U.K. credit facility under which it could borrow up to £5 million at December 31, 2011 and 2010. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal. As of December 31, 2011, Realogy had outstanding borrowings of $133 million under these credit facilities with $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013. In January 2012, Realogy repaid $25 million of the outstanding borrowings and reduced the capacity of the credit facility due in July 2012 by $25 million. For the year ended December 31, 2011 and 2010, the weighted average interest rate under the U.S. credit facilities was 2.9% and 3.0%, respectively, and under the U.K. credit facility was 2.5% and 2.5%, respectively, with interest payable either monthly or quarterly.
Unsecured Notes
On April 10, 2007, Realogy issued $1,700 million of Senior Notes, $550 million of Senior Toggle Notes and $875 million of Senior Subordinated Notes.
On January 5, 2011, Realogy consummated the Debt Exchange Offering for a portion of its Existing Notes pursuant to which Realogy issued the Extended Maturity Notes and three series of Convertible Notes. Pursuant to the Debt Exchange

Offering, $2,110 million aggregate principal amount of the Existing Notes were tendered for Convertible Notes, which are convertible at the holder’s option into Class A Common Stock, and $632 million aggregate principal amount of the Existing Notes were tendered for the Extended Maturity Notes.
As a result of the Debt Exchange Offering, Realogy extended the maturity of $2,742 million aggregate principal amount of the Unsecured Notes to 2017 and 2018, leaving $303 million aggregate principal amount of Existing Notes that mature in 2014 and 2015. In addition, pursuant to the terms of the indenture governing the terms of the Convertible Notes, the Convertible Notes are redeemable at Realogy’s option at a price equal to 90% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption upon a Qualified Public Offering.
The 10.50% Senior Notes mature on April 15, 2014 and bear interest payable semiannually on April 15 and October 15 of each year. The 11.50% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year.
The Senior Toggle Notes mature on April 15, 2014. Interest is payable semiannually on April 15 and October 15 of each year. For any interest payment period after the initial interest payment period and through October 15, 2011, Realogy had the option to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing Senior Toggle Notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at a rate of 11.00% per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus 0.75%. Beginning with the interest period which ended October 2008 through the interest period which ended April 2011, Realogy elected to satisfy its interest payment obligations by issuing additional Senior Toggle Notes. Realogy elected to pay Cash Interest for the interest period commencing April 15, 2011 and is required to make all future interest payments on the Senior Toggle Notes entirely in cash until they mature.
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
The 12.00% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year. The 12.375% Senior Subordinated Notes mature on April 15, 2015 and bear interest payable semiannually on April 15 and October 15 of each year. The 13.375% Senior Subordinated Notes mature on April 15, 2018 and bear interest payable on April 15 and October 15 of each year.
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Class A Common Stock at any time prior to April 15, 2018. The Series A Convertible

Notes and Series B Convertible Notes are initially convertible into 975.6098 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and the Series C Convertible Notes are initially convertible into 926.7841 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share, subject to adjustment if specified distributions to holders of the Class A Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.
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
Loss (Gain) on the Early Extinguishment of Debt and Write-off of Deferred Financing Costs
As a result of the 2011 Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the year ended December 31, 2011.
On September 24, 2009, Realogy and certain affiliates of Apollo entered into an agreement with a third party pursuant to which Realogy exchanged approximately $221 million aggregate principal amount of Senior Toggle Notes held by it for $150 million aggregate principal amount of Second Lien Loans. The third party also sold the balance of the Senior Toggle Notes it held for cash to an affiliate of Apollo in a privately negotiated transaction and used a portion of the cash proceeds to participate as a lender in the Second Lien Loan transaction. The transaction with the third party closed concurrently with the initial closing of the Second Lien Loans. As a result of the exchange, the Company recorded a gain on the extinguishment of debt of $75 million.
Securitization Obligations
Realogy has secured obligations through Apple Ridge Funding LLC, a securitization program which was due to expire in April 2012. On December 14, 2011, Realogy entered into agreements to amend and extend the existing Apple Ridge Funding LLC securitization program. The maturity date has been extended until December 2013. The maximum borrowing capacity remained at $400 million.
In 2010, Realogy, through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy’s senior secured credit facility and the indentures governing the Unsecured Notes.
The Apple Ridge entities and Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Realogy’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Realogy’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program. The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, breach of Realogy’s senior secured leverage ratio under Realogy’s senior secured credit facility if uncured, and cross-defaults to Realogy’s credit agreement, unsecured and secured notes or other material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $366 million and $393 million of underlying relocation receivables and other related relocation assets at December 31, 2011 and 2010, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $6 million and $7 million for the year ended December 31, 2011 and 2010, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.1% and 2.4% for the year ended December 31, 2011 and 2010, respectively.

9.	EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
At December 31, 2011 and 2010, the accumulated benefit obligation of this plan was $154 million and $135 million, respectively, and the fair value of the plan assets were $94 million and $91 million, respectively, resulting in an unfunded accumulated benefit obligation of $60 million and $44 million, respectively, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets. Participation in this plan was frozen as of July 1, 1997. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as almost all of the employees participating in this plan are no longer accruing benefits.
The following tables show the changes in benefit obligation and plan assets for the defined benefit pension plan during the years ended:

	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$135	$125
Interest cost	7	7
Actuarial (gain) loss	20	11
Net benefits paid	(8)	(8)
Benefit obligation at end of year	154	135
Change in plan assets
Fair value of plan assets at beginning of year	$91	$86
Actual return on plan assets	3	10
Employer contribution	8	3
Net benefits paid	(8)	(8)
Fair value of plan assets at end of year	94	91
Underfunded at end of year	$60	$44
The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the following years ended December 31 are:

	2011	2010
Discount rate for year-end obligation	4.10%	5.20%
Discount rate for net periodic pension cost	5.20%	5.70%
Expected long term return on assets for year-end obligation	7.50%	7.50%
Expected long-term return on assets for net periodic pension cost	7.25%	7.50%
Compensation increase	—	—
The net periodic pension cost for 2011 was approximately $3 million and is comprised of interest cost of approximately $7 million and the amortization of the actuarial net loss of $3 million offset by a benefit of $7 million for the expected return on assets. The net periodic pension cost for 2010 was approximately $3 million and is comprised of interest cost of approximately $7 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $6 million for the expected return on assets. The estimated actuarial loss of approximately $3 million will be amortized from the accumulated other comprehensive income into net periodic pension cost in 2012.
Estimated future benefit payments as of December 31, 2011 are as follows:

Year	Amount
2012	$8
2013	8
2014	8
2015	9
2016	9
2017 through 2021	48
The minimum funding required during 2012 is estimated to be $9 million.
The Company recognized a loss of $21 million and a loss of $6 million in other comprehensive income for the years ended December 31, 2011 and 2010, respectively. The total amount recognized in net periodic pension cost (benefit) and other comprehensive income was $24 million and $9 million for the years ended December 31, 2011 and 2010, respectively.
The amount in accumulated other comprehensive income not yet recognized as components of the periodic pension cost (benefit) is comprised of an actuarial loss of $54 million and $34 million as of December 31, 2011 and 2010, respectively.
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
The following table presents the fair values of plan assets by category as of December 31, 2011:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity Securities:
U.S. large-cap funds	—	25	—	25
U.S. small-cap funds	—	5	—	5
International funds	—	8	—	8
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	51	—	51
Total	$2	$92	$—	$94

The following table presents the fair values of plan assets by category as of December 31, 2010:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity Securities:
U.S. large-cap funds	—	22	—	22
U.S. small-cap funds	—	5	—	5
International funds	—	7	—	7
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	52	—	52
Total	$2	$89	$—	$91
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2011 and 2010, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within Other non-current liabilities) was $10 million and $10 million, respectively. The expense recorded by the Company in 2011 and 2010 was less than $1 million.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. Prior to mid-February 2008, the Company matched a portion of the contributions made by participating employees. In July 2010, the Company reinstated the match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $5 million, $2 million and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

10.	INCOME TAXES
The income tax provision consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
Current:
Federal	$1	$—	$(1)
State	5	(3)	1
Foreign	8	5	8
	14	2	8
Deferred:
Federal	28	112	(45)
State	(10)	19	(13)
	18	131	(58)
Income tax expense (benefit)	$32	$133	$(50)
Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	For the Year Ended December 31,
	2011	2010	2009
Domestic	$(422)	$30	$(334)
Foreign	13	6	24
Pre-tax income (loss)	$(409)	$36	$(310)

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2011	2010
Current deferred income tax assets:
Accrued liabilities and deferred income	$84	$78
Provision for doubtful accounts	23	27
Liability for unrecognized tax benefits	3	—
Cash flow hedges	3	—
	113	105
Less: valuation allowance	(30)	(11)
Current deferred income tax assets	83	94
Current deferred income tax liabilities:
Prepaid expenses	17	18
Current deferred income tax liabilities	17	18
Current net deferred income tax asset	$66	$76

Non-current deferred income tax assets:
Net operating loss carryforwards	$846	$663
Alternative minimum tax credit carryforward	2	2
Foreign tax credit carryforwards	3	3
State tax credit carryforwards	1	1
Accrued liabilities and deferred income	26	32
Capital loss carryforward	32	32
Investment in joint venture	3	3
Minimum pension obligation	22	14
Cash flow hedges	4	7
Provision for doubtful accounts	6	7
Liability for unrecognized tax benefits	11	9
Other	5	4
	961	777
Less: valuation allowance	(308)	(107)
Non-current deferred income tax assets	653	670
Less:
Non-current deferred income tax liabilities:
Depreciation and amortization	1,543	1,553
Non-current net deferred income tax liability	$(890)	$(883)
As of December 31, 2011, the Company had gross federal and state net operating loss carryforwards of $2,068 million. The federal net operating loss carryforwards expire between 2025 and 2031 and the state net operating loss carryforwards expire between 2012 and 2031.
Management has determined that, based upon all available evidence, it is more likely than not that certain deferred tax assets will not be utilized in the foreseeable future and, as such, has recorded a corresponding valuation allowance. In assessing the valuation allowance at December 31, 2011 and 2010, the Company determined that a full valuation allowance was required on the net definite-lived deferred tax asset balance. The Company’s valuation allowance was $338 million and $118 million at December 31, 2011 and 2010, respectively.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefits	1	(6)	6
Net impact of IRS settlement	—	303	—
Foreign rate differential	(2)	14	—
Permanent differences	1	—	—
Net change in valuation allowance	(43)	23	(23)
Other	—	—	(2)
	(8%)	369%	16%
The 2011 change in valuation allowance reflects a full valuation allowance on tax benefits generated from current period operations and the impact of indefinite-lived intangible assets.
The majority of the rate differential for the year ended December 31, 2010 reflects the impact of our former parent company's IRS examination settlement. The settlement resulted in nontaxable book income related to the reversal of a portion of our legacy reserves as well as a reduction of certain deferred tax assets. The net tax impact of the IRS settlement reflects the federal and state tax impact of the reduction of deferred tax assets, net of valuation allowance ($109 million). The 2010 change in valuation allowance reflects the balance of the federal and state tax impact of current operations (loss for tax purposes) offset by a tax provision for the increase in deferred tax liabilities associated with indefinite-lived intangible assets.
The 2009 change in valuation allowance reflects a reduction to the previously recorded valuation allowance, partially offset by a full valuation allowance on tax benefits generated from current period operations and the impact of indefinite-lived intangible assets.
The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. The Company believes there is appropriate support for positions taken on its tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions and are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the outcome of tax audits are inherently uncertain.
Tax Sharing Agreement
Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of payments made to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham, Realogy in 2010 paid $58 million, including interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement. With respect to any remaining residual legacy Cendant tax liabilities which remain after the IRS settlement, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2011, the Company’s gross liability for unrecognized tax benefits was $42 million, of which $31 million would affect the Company’s effective tax rate, if recognized. The Company does not expect that its unrecognized tax benefits will significantly change over the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recognized interest expense of $5 million and penalties of $1 million for the year ended December 31, 2011, a reduction of interest expense of $1 million for the year ended December 31, 2010 and interest expense of $2 million for the year ended December 31, 2009.
The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2009	$25
Gross decreases—tax positions in prior periods	2
Gross increases—current period tax positions	3
Unrecognized tax benefits—December 31, 2009	$30
Gross increases—tax positions in prior periods	7
Reduction due to lapse of statute of limitations	(3)
Unrecognized tax benefits—December 31, 2010	$34
Gross increases—tax positions in prior periods	8
Gross increases—tax positions in current period	5
Reduction due to lapse of statute of limitations	(5)
Unrecognized tax benefits—December 31, 2011	$42

11.	RESTRUCTURING COSTS
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services and Title and Settlement Services segments each recognized $1 million of facility and personnel related expenses. At December 31, 2011 the remaining liability is $3 million.
2010 Restructuring Program
During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $21 million for the year ended December 31, 2010. The Company Owned Real Estate Brokerage Services segment recognized $9 million of facility related expenses, $3 million of personnel related expenses and $1 million of expense related to asset impairments. The Relocation Services segment recognized $2 million of facility related expenses and $1 million of personnel related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses and $1 million of personnel related expenses. The Corporate and Other segment recognized $2 million of facility related expenses. At December 31, 2011, the remaining liability is $3 million.
 2009 Restructuring Program
During 2009, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $74 million of restructuring expense in 2009 and the remaining liability at December 31, 2010 was $21 million. During the year ended December 31, 2011, the Company utilized $9 million of the accrual resulting in a remaining liability of $12 million related to future lease payments.

Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2008. At December 31, 2010, the remaining liability was $6 million. During the year ended December 31, 2011, the Company utilized $4 million of the remaining accrual resulting in a remaining liability of $2 million related to future lease payments.

12.	STOCK-BASED COMPENSATION
Incentive Equity Awards Granted by Holdings
In April 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, Holdings common stock may be issued to employees, consultants or directors of Realogy. The stock options and restricted stock granted are either time vesting or performance based awards with an exercise price equal to the grant date fair price of the underlying shares and a contractual term of 10 years. The time vesting options are subject to ratable vesting over the requisite service period. The performance based options are “cliff” vested upon the achievement of certain internal rate of return (“IRR”) targets which are measured based upon distributions made to the stockholders of Holdings. The restricted stock was granted at the grant date fair value and has a three-year requisite service period with one-half “cliff” vesting after 18 months of service and one-half “cliff” vesting at the end of the three-year service period.
During 2011, the Holdings Board granted 0.8 million of time vesting stock options and 0.1 million shares of time vesting restricted stock to senior management employees and an independent director of Realogy, as well as 2.0 million of performance based stock options granted under the Phantom Value Plan (see discussion below).
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
In 2010, Holdings exchanged certain stock options granted to employees for new stock options as described below. Each original option held by eligible employees was exchanged on a one-for-one basis for a new option with different terms. The original options had an exercise price of $10 per share and were 50% time vested and 50% performance based awards. They were exchanged for all time vested new awards. The new options were unvested on the date of grant and vest at a rate of 25% a year over a four-year period, which began on July 1, 2010 with a 10-year contractual term beginning on the date of grant. The exercise price of 30% of the new options issued to the Senior Executives is $5.50 per share and the exercise price of all other new options issued is $0.83 per share, which represented the fair market value of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options. In November 2010, 10.16 million original options were tendered and exchanged for an equal number of new options and 5.05 million original options held by non-employees that were not eligible to participate in the exchange offer. The exchange resulted in an incremental stock compensation expense of $4 million that is recognized over a four-year vesting period, which began on July 1, 2010. The Company will continue to expense the remaining unrecognized stock compensation expense of $8 million related to the original options over their remaining vesting period. No stock options were granted during 2009. As of December 31, 2011, there were 22.2 million shares of Class A Common Stock reserved for issuance under the Amended and Restated Holdings 2007 Stock Incentive Plan, including approximately 17.9 million shares reserved for issuance upon exercise of outstanding options and approximately 4.3 million shares available for future grant. See Note 20, "Subsequent Events" for additional shares reserved under the Plan.

	2011		2010
	Time Vesting Options	Phantom Plan Options	Time Vesting Options
Weighted average grant date fair value	$0.47	$0.43	$0.37
Expected volatility	55.5%	58.4%	54.6%
Expected term (years)	6.25	4.75	6.25
Risk-free interest rate	2.6%	1.3%	1.5%
Dividend yield	—	—	—

Equity Award Activity
A summary of option and restricted share activity is presented below (number of shares in millions):

	Time-vesting Options	Performance Based Options	Restricted Stock
Outstanding at January 1, 2009	7.96	7.92	0.23
Granted	-	-	-
Exercised	-	-	-
Vested	-	-	-
Forfeited	(0.17)	(0.18)	-
Outstanding at December 31, 2009	7.79	7.74	0.23
Granted/(tendered for exchange)	5.08	(5.08)	-
Exercised	-	-	-
Vested	-	-	(0.23)
Forfeited	(0.14)	(0.14)	-
Outstanding at December 31, 2010	12.73	2.52	—
Granted	0.84	2.03	0.11
Exercised	-	-	-
Vested	-	-	-
Forfeited	(0.23)	-	-
Outstanding at December 31, 2011	13.34	4.55	0.11

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	4.54	4.97	7.5 years	—
As of December 31, 2011, there was approximately $5 million of unrecognized compensation cost related to the time vesting options and restricted stock under the Plan and $6 million of unrecognized compensation cost related to the performance based options. Unrecognized cost for the time vesting options and restricted stock will be recorded in future periods as compensation expense as the awards vest over the next three years with a weighted average period of approximately 1.7 years. The unrecognized cost for the performance based options will be recorded as compensation expense when an IPO or significant capital transaction is probable of occurring. The Company recorded stock-based compensation expense related to the incentive equity awards granted by Holdings of $7 million, $6 million and $7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Holdings approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers, with an incentive (the “Incentive Awards”) to remain in the service of Realogy, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in three series in an aggregate amount of $22 million to certain executive officers of Realogy. Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards also terminate 10 years following the date of grant.
Cash and Stock Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant is eligible to receive a payment with respect to an Incentive Award relating to the Convertible Notes that RCIV Holdings (“RCIV”) purchased ($1.3 billion aggregate principal amount) for which RCIV receives cash upon the discharge or third-party sale of not less than $267 million of the aggregate principal amount of the Convertible Notes (the “Plan Notes”) (or on any non-cash consideration into which any series of Plan Notes may have been exchanged or converted). The payment with respect to an Incentive Award would be an amount which bears the same ratio to the dollar amount of the Incentive Award relating to the aggregate amount of cash received by RCIV bears to the aggregate principal amount of Plan Notes held by RCIV on the date of grant of such Incentive Award. In addition, participants may be eligible to receive additional amounts based upon cash received by RCIV pursuant to the terms of any non-cash consideration into which any Plan Notes may have been exchanged or converted. Any cash payments made under the Phantom Value Plan will be recorded as compensation expense when RCIV receives cash upon the discharge or third-party sale of the Convertible Notes.
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
Stock Option Awards under the Phantom Value Plan
On each date RCIV receive cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by RCIV on such date bears to the aggregate principal amount of the Plan Notes held by RCIV on the date of grant of the Incentive Award. The stock option grants to Realogy’s CEO were limited to 50% of the foregoing stock option amount until November 2011 when the grants were increased to 100%. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. As such, compensation expense will be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April and October 2011, Holdings issued approximately 0.7 million and 1.3 million, respectively, of stock options under the Phantom Value Plan in conjunction with RCIV receiving cash interest on the Plan Notes.
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
The due to former parent balance was $80 million and $104 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

Transactions with PHH Corporation
In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. In connection with the venture, the Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans.
In connection with these agreements, the Company recorded net revenues of $6 million, $6 million and $6 million, for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company recorded equity earnings of $24 million, $28 million and $23 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received cash dividends from PHH Home Loans of $20 million, $25 million and $8 million during the years ended December 31, 2011, 2010 and 2009, respectively.
The following presents the summarized financial information for PHH Home Loans:

	December 31,
	2011	2010
Balance sheet data:
Total assets	$569	$449
Total liabilities	478	367
Total members’ equity	91	82
	Year Ended December 31,
	2011	2010	2009
Statement of operations data:
Total revenues	$248	$279	$252
Total expenses	199	222	206
Net income	49	57	46
Transactions with Related Parties
On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement (the “Prepayment Agreement”) with WEX, pursuant to which WEX simultaneously paid the Company the sum of $51 million, less expenses of approximately $2 million, as prepayment in full of its remaining contingent obligations to the Company under the TRA.
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the year ended December 31, 2011, 2010 and 2009, the Company has recognized revenue related to these transactions of approximately $2 million, $1 million and $1 million in the aggregate, respectively.

14.	COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:

•
concerning adverse impacts to franchisees related to purported changes made to the Century 21® system and its marketing fund after the Company acquired it in 1995, which is referred to elsewhere in this report as the “Cooper Litigation”;

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by former franchisees that franchise agreements were improperly terminated;

•
that residential real estate agents engaged by NRT – in certain states – are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes;

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
Real Estate Business Litigation
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleges breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleges, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to marketing funds. The complaint seeks unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. The New Jersey Consumer Fraud Act, if applicable, provides for treble damages, attorney’s fees and costs as remedies for violation of the Act. On August 17, 2010, the court granted plaintiffs’ renewed motion to certify a class. The certified class includes Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement). A case management order entered on November 29, 2010 established, among other things, a trial date of April 16, 2012. All expert reports have been produced and expert depositions have commenced.
As of January 24, 2012, Realogy entered into a memorandum of understanding memorializing the principal terms of a proposed settlement of this action.  The structure of the proposed settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers.  The non-monetary consideration includes but is not limited to waivers and modifications of certain fees and payments of incentive fees.  On February 16, 2012, the parties executed a Stipulation of Settlement finalizing the terms of the settlement reflected in the memorandum of understanding.  The Stipulation of Settlement and related settlement documents were submitted to the Court on February 17th by the plaintiffs to obtain preliminary approval.  The court granted preliminary approval on February 22nd.  Notice of the settlement will go to the class in the next 30 days.  A fairness hearing will be held on June 4, 2012 when the court will determine whether to grant final approval of the settlement.  Realogy has reserved for funding that would be required beyond carrier contributions and that amount is reflected in our financial results for the year ended December 31, 2011.
This class action involves substantial, complex litigation. Class action litigation is inherently unpredictable and subject to significant uncertainties. If the proposed settlement is not finalized and approved by the court, the resolution of this litigation could result in substantial losses and there can be no assurance that such resolution will not have a material adverse effect on our results of operations, financial condition or liquidity.
Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al.).  The case, pending in the United States District Court for the Central District of California, arises from the relationship of several of our subsidiaries with a former Coldwell Banker Commercial franchise, whose affiliated entity allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities during the period in which it was a franchisee and for a period of time after the franchise agreement was terminated.  In a SEC civil proceeding asserting violations of various securities laws, by stipulated judgment dated September 2, 2009, a shareholder of the franchisee, Real Estate Partners, Inc. ("REP"), and REP's affiliated entities were ordered to disgorge approximately $53 million in funds raised from investors.  REP filed for Chapter 11 bankruptcy protection in 2007.  The complaint, initially filed in April 2010 and subsequently amended twice, most recently in March 2011, alleges, among other things, that our subsidiaries Coldwell Banker Real Estate Corporation and Coldwell Banker Real

Estate LLC, engaged in negligence and fraud as they knew or should have known that REP and the Coldwell Banker Commercial franchisee were using the marks in connection with the promotion of securities but that the Coldwell Banker subsidiaries failed to act to stop that use. The second amended complaint is a putative class action brought on behalf of REP investors. On September 8, 2011, the court denied the Coldwell Banker subsidiaries' motion to dismiss on the second amended complaint. On August 22, 2011, plaintiffs filed their motion to certify a class.  Oral argument on the motion to certify the class is scheduled for March 5, 2012 and a decision is expected shortly after oral argument. Trial is currently scheduled for August 2012.
Realogy Corporation v. Triomphe Partners and Triomphe Immobilien (AAA/District New York).  On August 15, 2011, the United States District Court of the Southern District of New York denied Triomphe’s appeal of an August 4, 2010 arbitration decision in this matter.  As previously disclosed, the arbitrators found that Realogy properly terminated the franchise contracts of a former master franchisor of the Coldwell Banker brand for 28 countries, in Eastern and Western Europe, for failing to meet minimum office requirements but denied Realogy’s monetary claim.  All of the former master franchisee’s counterclaims were denied.
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
***
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses.
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
Tax Matters
The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. The Company believes there is appropriate support for positions taken on its tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions and are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the outcome of tax audits are inherently uncertain.
Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of payments made to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. On July 15, 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. Pursuant to the IRS settlement, Tax Sharing Agreement and a letter agreement executed with Wyndham, Realogy in 2010 paid $58 million, including interest, to reimburse Cendant for a portion of the amount payable by Cendant to the IRS and Wyndham for certain tax credits used under the IRS settlement.
With respect to any remaining residual legacy Cendant tax liabilities which remain after the IRS settlement, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. In 2010, the Company entered into agreements with Avis Budget Group and Wyndham to reduce the letter of credit from $446 million to $123 million primarily due to Cendant’s IRS tax settlement for the taxable years 2003 through 2006 and other liability adjustments. In 2011, Realogy further reduced the letter of credit to $70 million. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Apollo Management Fee Agreement
In connection with the Merger, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The Company pays Apollo an annual management fee for this service up to the sum of the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. At December 31, 2011, the Company had $30 million accrued for the payment of Apollo management fees.
In addition, in the absence of an express agreement to the contrary, at the closing of any merger, acquisition, financing and similar transaction with a related transaction or enterprise value equal to or greater than $200 million, Apollo will receive a fee equal to 1% of the aggregate transaction or enterprise value paid to or provided by such entity or its stockholders (including the aggregate value of (x) equity securities, warrants, rights and options acquired or retained, (y) indebtedness acquired, assumed or refinanced and (z) any other consideration or compensation paid in connection with such transaction). Apollo waived any fees payable to it pursuant to the management fee agreement in connection with the 2011 Refinancing Transactions and 2012 Senior Secured Notes Offering. The Company has agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the management fee agreement.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $272 million and $190 million at December 31, 2011 and 2010, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2011 are as follows:

Year	Amount
2012	$136
2013	98
2014	66
2015	46
2016	24
Thereafter	119
$489
Capital lease obligations were $12 million, net of $1 million of imputed interest, at December 31, 2011 and $12 million, net of $2 million of imputed interest, at December 31, 2010.
The Company incurred rent expense as follows:

	For the Year Ended December 31,
	2011	2010	2009
Gross rent expense	$173	$181	$195
Less: Sublease rent income	—	(3)	(3)
Net rent expense	$173	$178	$192
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2011 are approximately $80 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum licensing fee began in 2009 at $0.5 million and will increase to $4 million by 2014 and generally remains the same thereafter.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2011 are as follows:

Year	Amount
2012	$48
2013	22
2014	11
2015	10
2016	9
Thereafter	253
$353
Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing: (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the: (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in derivative contracts, and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2011 extend into 2013 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $2 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
Insurance and Self-Insurance
At December 31, 2011 and 2010, the Consolidated Balance Sheets include approximately $39 million and $61 million, respectively, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit within the Relocation Services segment, and (iii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. The Company’s subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Corporation and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $17 million and $17 million at December 31, 2011 and 2010, respectively.

15.    EQUITY (DEFICIT)
On April 10, 2007, Realogy completed the Merger with Apollo. All of Realogy’s issued and outstanding common stock is currently owned by Realogy’s parent, Intermediate, and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Realogy has 100 shares of common stock authorized and outstanding with a par value of $0.01 per share. In addition, Realogy has 100 shares of preferred stock authorized with no shares outstanding.
Accumulated Other Comprehensive Loss
The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2009	$(7)	$(16)	$(23)	$(46)
Current period change	7	(1)	8	14
Balance at December 31, 2009	—	(17)	(15)	(32)
Current period change	—	(3)	5	2
Balance at December 31, 2010	—	(20)	(10)	(30)
Current period change	—	(12)	10	(2)
Balance at December 31, 2011	$—	$(32)	$—	$(32)
_______________

(1)
Assets and liabilities of foreign subsidiaries having non-U.S.–dollar functional currencies are translated at exchange rates at the balance sheet dates and equity accounts are translated at historical spot rates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Operations.

(2)	As of December 31, 2011, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.
Realogy Statements of Equity (Deficit) for the year ended December 31, 2011, December 31, 2010 and December 31, 2009
Total equity (deficit) for Realogy equals that of Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy for each of the three years ended December 31, 2011.

	Realogy Corporation Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2009	—	$—	$2,013	$(2,709)	$(46)	$2	$(740)
Net loss	—	—	—	(262)	—	2	(260)
Other comprehensive income (loss)	—	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2009	—	$—	$2,020	$(2,971)	$(32)	$2	$(981)
Net loss	—	$—	$—	$(99)	$—	$2	$(97)
Other comprehensive income (loss)	—	—	—	—	2	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2010	—	$—	$2,026	$(3,070)	$(30)	$2	$(1,072)
Net loss	—	$—	$—	$(441)	$—	$2	$(439)
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	—	$—	$2,033	$(3,511)	$(32)	$2	$(1,508)

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
The Company was in a net loss position for each of the three years ended December 31, 2011, 2010 and 2009, and therefore the impact of stock options and restricted stock were excluded from the computation of dilutive earnings (loss) per share because they were anti-dilutive. The number of stock options excluded from the computation was 17.9 million, 15.3 million and 15.5 million shares for the three years ended December 31, 2011, 2010, and 2009, respectively. The number of restricted stock shares excluded from the computation were 0.1 million, none and 0.2 million shares for the three years ended December 31, 2011, 2010, and 2009, respectively.
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
Interest Rate Risk
At December 31, 2011, the Company had total long-term debt of $7,150 million, excluding $327 million of securitization obligations. Of the $7,150 million of long-term debt, the Company has $2,759 million of variable interest rate debt primarily based on LIBOR. Although we have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2011. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes.
At December 31, 2011, the fair value of the Company’s long-term debt, excluding securitization obligations, approximated $5,690 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange.
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
As of December 31, 2011, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
The Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2011, NRT generated approximately 28% of its revenues from California, 25% from the New York metropolitan area and 11% from Florida. For the year ended December 31, 2010, NRT generated approximately 27% of its revenues from California, 26% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2009, NRT generated approximately 27% of its revenues from California, 23% from the New York metropolitan area and 11% from Florida.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Swiss Franc, Canadian Dollar, British Pound and Euro. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2011, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $15 million. As of December 31, 2010, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $18 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has three interest rate swaps with an aggregate notional value of $650 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $225 million, expires in July 2012, the second swap, with a notional value of $200 million, expires in December 2012 and the third swap, with a notional value of $225 million, commences in July 2012 and expires in October 2016. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy.
At December 31, 2010, $425 million of the derivatives were being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps was recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”). Following the completion of the 2011 Refinancing Transactions, the Company was not able to maintain hedge effectiveness in accordance with the accounting guidance. As a result, the interest rate swaps were de-designated as cash flow hedging instruments and the fair value of $17 million was reclassified from AOCI and recognized in interest expense in the Consolidated Statements of Operations during the first quarter of 2011.
The fair value of derivative instruments was as follows:

Liability Derivatives		December 31, 2011 Fair Value	December 31, 2010 Fair Value
Designated as Hedging Instruments	Balance Sheet Location
Interest rate swap contracts	Other non-current liabilities	$—	$17
Not Designated as Hedging Instruments
Interest rate swap contracts	Other current liabilities	$7	$—
	Other non-current liabilities	10	—
		$17	$—

The effect of derivative instruments on earnings is as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Year Ended December 31, 2011	Year Ended December 31, 2010		Year Ended December 31, 2011	Year Ended December 31, 2010
Interest rate swap contracts	$—	$8	Interest expense	$(17)	$(19)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31, 2011	Year Ended, December 31, 2010
Interest rate swap contracts	Interest expense	$(7)	$—
Foreign exchange contracts	Operating expense	—	$(1)
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
The following table summarizes fair value measurements by level at December 31, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1

The following table summarizes fair value measurements by level at December 31, 2010 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at January 1, 2010	$25
Changes reflected in other comprehensive loss	(8)
Fair value at December 31, 2010	17
Changes reflected in other comprehensive loss	—
Fair value at December 31, 2011	$17
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Senior Secured Credit Facility:
Non-extended revolving credit facility	$78	$78	$—	$—
Extended revolving credit facility	97	97	—	—
Non-extended term loan facility	629	590	3,059	2,903
Extended term loan facility	1,822	1,630	—	—
First and a Half Lien Notes	700	606	—	—
Second Lien Loans	650	655	650	720
Other bank indebtedness	133	133	163	163
Existing Notes:
10.50% Senior Notes	64	56	1,688	1,656
11.00%/11.75% Senior Toggle Notes	52	43	468	449
12.375% Senior Subordinated Notes	187	144	864	806
Extended Maturity Notes:
11.50% Senior Notes	489	367	—	—
12.00% Senior Notes	129	95	—	—
13.375% Senior Subordinated Notes	10	7	—	—
11.00% Convertible Notes	2,110	1,189	—	—
Securitization obligations	327	327	331	331

17.	SEGMENT INFORMATION
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

	Revenues (a) (b)
	For the Year Ended December 31,
	2011	2010	2009
Real Estate Franchise Services	$557	$560	$538
Company Owned Real Estate Brokerage Services	2,970	3,016	2,959
Relocation Services	423	405	320
Title and Settlement Services	359	325	328
Corporate and Other (c)	(216)	(216)	(213)
Total Company	$4,093	$4,090	$3,932
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $216 million for the year ended December 31, 2011, $216 million for the year ended December 31, 2010 and $213 million for the year ended December 31, 2009. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $37 million for the year ended December 31, 2011, $37 million for the year ended December 31, 2010 and $34 million for the year ended December 31, 2009. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b) (c)
	For the Year Ended December 31,
	2011	2010	2009
Real Estate Franchise Services	$320	$352	$323
Company Owned Real Estate Brokerage Services	56	80	6
Relocation Services	115	109	122
Title and Settlement Services	29	25	20
Corporate and Other (c)	(77)	269	(6)
Total Company	$443	$835	$465
______________

(a)
Includes $11 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $15 million of former parent legacy items for the year ended December 31, 2011. Includes $21 million of restructuring costs and $1 million of merger costs, offset by a net benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments for the year ended December 31, 2010. Includes $70 million of restructuring costs and $1 million of merger costs offset by a benefit of $34 million of former parent legacy items (comprised of a benefit of $55 million recorded at Cartus related to WEX partially offset by $21 million of expenses recorded at Corporate) for the year ended December 31, 2009.

(b)	2011 EBITDA includes a loss on the early extinguishment of debt of $36 million and 2009 EBITDA includes a gain on the early extinguishment of debt of $75 million.

(c)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to Net loss attributable to Holdings and Realogy:

	For the Year Ended December 31,
	2011	2010	2009
EBITDA	$443	$835	$465
Less:
Depreciation and amortization	186	197	194
Interest expense/(income), net	666	604	583
Income (loss) before income taxes	(409)	34	(312)
Income tax expense (benefit)	32	133	(50)
Net loss attributable to Holdings and Realogy	$(441)	$(99)	$(262)

Depreciation and Amortization

	For the Year Ended December 31,
	2011	2010	2009
Real Estate Franchise Services	$77	$78	$78
Company Owned Real Estate Brokerage Services	41	44	56
Relocation Services	47	50	34
Title and Settlement Services	12	17	18
Corporate and Other	9	8	8
Total Company	$186	$197	$194
Segment Assets

	As of December 31,
	2011	2010
Real Estate Franchise Services	$5,190	$5,262
Company Owned Real Estate Brokerage Services	840	874
Relocation Services	1,369	1,404
Title and Settlement Services	290	277
Corporate and Other	121	212
Total Company	$7,810	$8,029
Capital Expenditures

	For the Year Ended December 31,
	2011	2010	2009
Real Estate Franchise Services	$7	$6	$6
Company Owned Real Estate Brokerage Services	22	22	17
Relocation Services	7	8	7
Title and Settlement Services	8	6	6
Corporate and Other	5	7	4
Total Company	$49	$49	$40
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2011
Net revenues	$3,968	$125	$4,093
Total assets	7,706	104	7,810
Net property and equipment	164	1	165
On or for the year ended December 31, 2010
Net revenues	$3,990	$100	$4,090
Total assets	7,923	106	8,029
Net property and equipment	185	1	186
On or for the year ended December 31, 2009
Net revenues	$3,838	$94	$3,932
Total assets	7,978	63	8,041
Net property and equipment	210	1	211

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for 2011 and 2010.

	2011
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$118	$160	$151	$128
Company Owned Real Estate Brokerage Services	587	884	841	658
Relocation Services	87	110	126	100
Title and Settlement Services	83	90	95	91
Other (a)	(44)	(65)	(58)	(49)
	$831	$1,179	$1,155	$928
Loss before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$42	$78	$74	$50
Company Owned Real Estate Brokerage Services	(47)	34	24	(23)
Relocation Services	(2)	21	39	11
Title and Settlement Services	(1)	9	6	4
Other	(228)	(166)	(171)	(187)
	$(236)	$(24)	$(28)	$(145)

Net loss attributable to Holdings and Realogy	$(237)	$(22)	$(28)	$(154)
Loss per share attributable to Holdings (c):
Basic loss per share:	$(1.18)	$(0.11)	$(0.14)	$(0.77)
Diluted loss per share:	$(1.18)	$(0.11)	$(0.14)	$(0.77)
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	A loss on the early extinguishment of debt of $36 million in the first quarter;

•	Former parent legacy cost (benefit) of $(2) million, $(12) million, $(3) million and $2 million in the first, second, third and fourth quarters, respectively;

•	Restructuring charges of $2 million, $3 million, $3 million and $3 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in the fourth quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

	2010
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$122	$173	$138	$127
Company Owned Real Estate Brokerage Services	601	956	762	697
Relocation Services	76	106	122	101
Title and Settlement Services	65	86	84	90
Other (a)	(45)	(68)	(54)	(49)
	$819	$1,253	$1,052	$966
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$46	$103	$71	$55
Company Owned Real Estate Brokerage Services	(47)	64	8	(20)
Relocation Services	(8)	15	38	15
Title and Settlement Services	(10)	8	3	8
Other	(173)	143	(156)	(157)
	$(192)	$333	$(36)	$(99)

Net income (loss) attributable to Holdings and Realogy	$(197)	$222	$(33)	$(91)
Earnings (loss) per share attributable to Holdings (c):
Basic earnings (loss) per share:	$(0.98)	$1.11	$(0.16)	$(0.45)
Diluted earnings (loss) per share:	$(0.98)	$1.11	$(0.16)	$(0.45)
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	Former parent legacy cost (benefit) of $5 million, $(314) million, $(6) million and $(8) million in the first, second, third and fourth quarters, respectively;

•	Restructuring charges of $6 million, $4 million, $2 million and $9 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in the fourth quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS. In the second quarter of 2010, the impact of unexercised options and unvested restricted stock were anti-dilutive and, accordingly, no unexercised options or unvested restricted stock were included in the calculation of diluted earnings per share based on the application of the treasury stock method.

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
Consolidating Statement of Operations
Year Ended December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,926	$—	$—	$2,926
Service revenue	—	—	—	494	258	—	752
Franchise fees	—	—	—	256	—	—	256
Other	—	—	—	152	7	—	159
Net revenues	—	—	—	3,828	265	—	4,093
Expenses
Commission and other agent-related costs	—	—	—	1,932	—	—	1,932
Operating	—	—	1	1,072	197	—	1,270
Marketing	—	—	—	183	2	—	185
General and administrative	—	—	55	181	18		254
Former parent legacy costs (benefit), net	—	—	(15)	—	—	—	(15)
Restructuring costs	—	—	—	11	—	—	11
Merger costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	9	176	1	—	186
Interest expense/(income), net	—	—	655	11	—	—	666
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	5	(4)	(1)	—	—
Total expenses	—	—	747	3,562	217	—	4,526
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(747)	266	48	—	(433)
Income tax expense (benefit)	—	—	(111)	127	16	—	32
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(26)	—	(26)
Equity in (earnings) losses of subsidiaries	441	441	(195)	(56)	—	(631)	—
Net income (loss)	(441)	(441)	(441)	195	58	631	(439)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(441)	$(441)	$(441)	$195	$56	$631	$(441)

Consolidating Statement of Operations
Year Ended December 31, 2010
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,965	$—	$—	$2,965
Service revenue	—	—	—	496	204	—	700
Franchise fees	—	—	—	263	—	—	263
Other	—	—	—	157	5	—	162
Net revenues	—	—	—	3,881	209	—	4,090
Expenses
Commission and other agent-related costs	—	—	—	1,932	—	—	1,932
Operating	—	—	—	1,086	155	—	1,241
Marketing	—	—	—	177	2	—	179
General and administrative	—	—	51	172	15	—	238
Former parent legacy costs (benefit), net	—	—	(323)	—	—	—	(323)
Restructuring costs	—	—	3	18	—	—	21
Merger Costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	8	187	2	—	197
Interest expense/(income), net	—	—	597	7	—	—	604
Other (income)/expense, net	—	—	(1)	(5)	—	—	(6)
Intercompany transactions	—	—	5	(4)	(1)	—	—
Total expenses	—	—	341	3,570	173	—	4,084
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(341)	311	36	—	6
Income tax expense (benefit)	—	—	(252)	383	2	—	133
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(30)	—	(30)
Equity in (earnings) losses of subsidiaries	99	99	10	(62)	—	(146)	—
Net income (loss)	(99)	(99)	(99)	(10)	64	146	(97)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(99)	$(99)	$(99)	$(10)	$62	$146	$(99)

Consolidating Statement of Operations
Year Ended December 31, 2009
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,884	$2	$—	$2,886
Service revenue	—	—	—	436	185	—	621
Franchise fees	—	—	—	273	—	—	273
Other	—	—	—	146	6	—	152
Net revenues	—	—	—	3,739	193	—	3,932
Expenses
Commission and other agent-related costs	—	—	—	1,850	—	—	1,850
Operating	—	—	—	1,135	128	—	1,263
Marketing	—	—	—	159	2	—	161
General and administrative	—	—	49	193	8	—	250
Former parent legacy costs (benefit), net	—	—	21	(55)	—	—	(34)
Restructuring costs	—	—	7	63	—	—	70
Merger Costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	8	184	2	—	194
Interest expense/(income), net	—	—	580	3	—	—	583
Gain on the extinguishment of debt	—	—	(75)	—	—	—	(75)
Other (income)/expense, net	—	—	2	—	1	—	3
Intercompany transactions	—	—	6	(5)	(1)	—	—
Total expenses	—	—	599	3,527	140	—	4,266
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(599)	212	53	—	(334)
Income tax expense (benefit)	—	—	(173)	97	26	—	(50)
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(24)	—	(24)
Equity in (earnings) losses of subsidiaries	262	262	(164)	(49)	—	(311)	—
Net income (loss)	(262)	(262)	(262)	164	51	311	(260)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(262)	$(262)	$(262)	$164	$49	$311	$(262)

Consolidating Balance Sheet
December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	(1)	—	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	303	510	(31)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	2,614	—	—	2,614
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,842	—	—	2,842
Other intangibles, net	—	—	—	439	—	—	439
Other non-current assets	—	—	68	85	59	—	212
Investment in subsidiaries	(1,508)	(1,508)	8,207	181	—	(5,372)	—
Total assets	$(1,508)	$(1,508)	$8,316	$7,341	$572	$(5,403)	$7,810
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Intercompany note payable	—	—	—	19	6	(25)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facility and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany payables	—	—	2,222	(2,203)	(19)	—	—
Total current liabilities	—	—	2,793	(1,694)	368	(31)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	(604)	1,494	—	—	890
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany liabilities	—	—	727	(727)	—	—	—
Total liabilities	—	—	9,824	(866)	391	(31)	9,318
Total equity (deficit)	(1,508)	(1,508)	(1,508)	8,207	181	(5,372)	(1,508)
Total liabilities and equity (deficit)	$(1,508)	$(1,508)	$8,316	$7,341	$572	$(5,403)	$7,810

Consolidating Balance Sheet
December 31, 2010
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$69	$74	$51	$(2)	$192
Trade receivables, net	—	—	—	79	35	—	114
Relocation receivables	—	—	—	—	386	—	386
Relocation properties held for sale	—	—	—	21	—	—	21
Deferred income taxes	—	—	15	63	(2)	—	76
Intercompany note receivable	—	—	—	13	19	(32)	—
Other current assets	—	—	9	69	31	—	109
Total current assets	—	—	93	319	520	(34)	898
Property and equipment, net	—	—	21	162	3	—	186
Goodwill	—	—	—	2,611	—	—	2,611
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,909	—	—	2,909
Other intangibles, net	—	—	—	478	—	—	478
Other non-current assets	—	—	80	83	52	—	215
Investment in subsidiaries	(1,072)	(1,072)	8,014	152	—	(6,022)	—
Total assets	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$25	$168	$12	$(2)	$203
Securitization obligations	—	—	—	—	331	—	331
Intercompany note payable	—	—	—	19	13	(32)	—
Due to former parent	—	—	104	—	—	—	104
Revolving credit facility and current portion of long-term debt	—	—	132	55	7	—	194
Accrued expenses and other current liabilities	—	—	178	316	31	—	525
Intercompany payables	—	—	1,949	(1,962)	13	—	—
Total current liabilities	—	—	2,388	(1,404)	407	(34)	1,357
Long-term debt	—	—	6,698	—	—	—	6,698
Deferred income taxes	—	—	(614)	1,497	—	—	883
Other non-current liabilities	—	—	86	61	16	—	163
Intercompany liabilities	—	—	722	(722)	—	—	—
Total liabilities	—	—	9,280	(568)	423	(34)	9,101
Total equity (deficit)	(1,072)	(1,072)	(1,072)	8,014	152	(6,022)	(1,072)
Total liabilities and equity (deficit)	$(1,072)	$(1,072)	$8,208	$7,446	$575	$(6,056)	$8,029

Consolidating Statement of Cash Flows
Year Ended December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(666)	$414	$74	$(14)	$(192)
Investing Activities
Property and equipment additions	—	—	(5)	(43)	(1)	—	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(6)	—	—	(6)
Proceeds from (purchase of) certificates of deposit, net	—	—	—	(3)	8	—	5
Change in restricted cash	—	—	1	—	5	—	6
Intercompany note receivable	—	—	—	7	—	(7)	—
Other, net	—	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	—	(4)	(50)	12	(7)	(49)
Financing Activities
Net change in revolving credit facilities	—	—	150	(5)	—	—	145
Proceeds from the issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Proceeds from term loan extensions	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(706)	—	—	—	(706)
Repayment of prior securitization obligations	—	—	—	—	(299)	—	(299)
Proceeds from new securitization obligations	—	—	—	—	295	—	295
Net change in securitization obligations	—	—	—	—	—	—	—
Debt issuance costs	—	—	(34)	—	(1)	—	(35)
Intercompany dividend	—	—	—	—	(10)	10	—
Intercompany note payable	—	—	—	—	(7)	7	—
Intercompany transactions	—	—	392	(343)	(49)	—	—
Other, net	—	—	3	(10)	1	—	(6)
Net cash provided by (used in) financing activities	—	—	603	(358)	(70)	17	192
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	(67)	6	16	(4)	(49)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$2	$80	$67	$(6)	$143

Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(638)	$504	$24	$(8)	$(118)
Investing Activities
Property and equipment additions	—	—	(7)	(41)	(1)	—	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(17)	—	—	(17)
Proceeds from sale of assets	—	—	—	5	—	—	5
Purchase of certificates of deposit	—	—	—	—	(9)	—	(9)
Net cash used in investing activities	—	—	(7)	(53)	(10)	—	(70)
Financing Activities
Net change in revolving credit facilities	—	—	100	35	7	—	142
Repayments of term loan credit facility	—	—	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	—	—	27	—	27
Intercompany dividend	—	—	—	—	(11)	11	—
Intercompany transactions	—	—	454	(428)	(26)	—	—
Other, net	—	—	(2)	(8)	(3)	—	(13)
Net cash provided by (used in) financing activities	—	—	520	(401)	(6)	11	124
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	(125)	50	9	3	(63)
Cash and cash equivalents, beginning of period	—	—	194	24	42	(5)	255
Cash and cash equivalents, end of period	$—	$—	$69	$74	$51	$(2)	$192

Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(583)	$309	$650	$(35)	$341
Investing Activities
Property and equipment additions	—	—	(4)	(36)	—	—	(40)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(5)	—	—	(5)
Change in restricted cash	—	—	—	—	(2)	—	(2)
Intercompany dividend	—	—	—	63	—	(63)	—
Intercompany note receivable	—	—	—	37	—	(37)	—
Net cash provided by (used in) investing activities	—	—	(4)	59	(2)	(100)	(47)
Financing Activities
Net change in revolving credit facilities	—	—	(515)	—	—	—	(515)
Proceeds from issuance of Second Lien Loans	—	—	500	—	—	—	500
Repayments of term loan credit facility	—	—	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	—	—	(410)	—	(410)
Debt issuance costs	—	—	(11)	—	—	—	(11)
Intercompany dividend	—	—	—	—	(96)	96	—
Intercompany note payable	—	—	—	—	(37)	37	—
Intercompany transactions	—	—	463	(364)	(99)	—	—
Other, net	—	—	(2)	(6)	(3)	—	(11)
Net cash provided by (used in) financing activities	—	—	403	(370)	(645)	133	(479)
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	—	—	(184)	(2)	6	(2)	(182)
Cash and cash equivalents, beginning of period	—	—	378	26	36	(3)	437
Cash and cash equivalents, end of period	$—	$—	$194	$24	$42	$(5)	$255

20.    SUBSEQUENT EVENTS
2012 Senior Secured Notes Offering
On February 2, 2012, Realogy issued $593 million of First Lien Notes with an interest rate of 7.625% and $325 million of New First and a Half Lien Notes with an interest rate of 9.00%, the proceeds of which were used to repay amounts outstanding under its senior secured credit facility. The First Lien Notes and the New First and a Half Lien Notes are senior secured obligations of the Company and will mature on January 15, 2020. Interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. The First Lien Notes and the New First and a Half Lien Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act.
The Company used the proceeds from the offering of approximately $918 million to: (i) prepay $629 million of its non-extended term loan borrowings under its senior secured credit facility which were due to mature in October 2013, (ii) repay all of the $133 million in outstanding borrowings under its non-extended revolving credit facility which was due to mature in April 2013, and (iii) repay $156 million of the outstanding borrowings under its extended revolving credit facility. In conjunction with the repayments of $289 million described in clauses (ii) and (iii), the Company reduced the commitments under its non-extended revolving credit facility by a like amount, thereby terminating the non-extended revolving credit facility.
The First Lien Notes and the New First and a Half Lien Notes are guaranteed on a senior secured basis by Domus Intermediate Holdings Corp., Realogy's parent, and each domestic subsidiary of Realogy that is a guarantor under its senior secured credit facility and certain of its outstanding securities. The First Lien Notes and the New First and a Half Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First Lien Notes and the New First and a Half Lien Notes are secured by substantially the same collateral as Realogy's existing obligations under its senior secured credit facility.  The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing Realogy's first lien obligations under its senior secured credit facility and (ii) senior to the collateral liens securing Realogy's other secured obligations that are not secured by a first priority lien, including the First and a Half Lien Notes, and Realogy's second lien obligations under its senior secured credit facility.  The priority of the collateral liens securing the New First and a Half Lien Notes is (i) junior to the collateral liens securing Realogy's first lien obligations under its senior secured credit facility and the First Lien Notes, (ii) equal to the collateral liens securing the Existing First and a Half Lien Notes, and (iii) senior to the collateral liens securing Realogy's second lien obligations under its senior secured credit facility.

Pro forma Indebtedness Table
The debt table below gives effect to the 2012 Senior Secured Notes Offering as if it occurred on December 31, 2011.

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	363	97	172
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	133	133	—
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	52	52	—
Senior Subordinated Notes (5)	12.375%	April 2015	190	187	—
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489	—
Senior Notes (7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	400	296	104
Cartus Financing Limited (9)		Various	62	31	31
			$8,096	$7,688	$307
_______________

(1)
The available capacity under this facility was reduced by $94 million of outstanding letters of credit after taking into consideration the $25 million reduction in letters of credit backed revolving credit borrowings that occurred in January 2012. On February 27, 2012, the Company had $55 million outstanding on the extended revolving credit facility and $81 million of outstanding letters of credit.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 2.25% (or with respect to the extended revolving loans, 3.25%) or ABR plus 1.25% (or with respect to the extended revolving loans, 2.25%) in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
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

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, $75 million due in July 2012, $8 million due in August 2012 and $50 million due in January 2013.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $3 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

Additional Shares Reserved for the Stock Incentive Plan
As of February 24, 2012, there were 22.2 million shares of Class A Common Stock reserved for issuance under the Amended and Restated Holdings 2007 Stock Incentive Plan, including approximately 17.9 million shares reserved for issuance upon exercise of outstanding options and approximately 4.3 million shares reserved for future grants under the plan. On February 27, 2012, the Holdings Compensation Committee approved a further amendment and restatement of the plan to increase the number of shares reserved thereunder by approximately 20 million, thereby increasing the total number of shares reserved for issuance to approximately 42.2 million.

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

Exhibit	Description

4.52
Supplemental Indenture No. 15 dated as of October 15, 2010 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.3 to Realogy Corporation’s Form 8-K filed on December 15, 2010)

4.53
Supplemental Indenture No. 16 dated as of November 30, 2010 to the 12.375% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.6 to Realogy Corporation’s Form 8-K filed on December 15, 2010).

4.54*	Supplemental Indenture No. 17 dated as of November 30, 2011 to the 12.375% Senior Subordinated Notes Indenture.

4.55	Form of 10.50% Senior Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.1 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.56
Form of 11.00%/11.75% Senior Toggle Notes due 2014 (included in the Indenture incorporated by reference to Exhibit 4.5 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

4.57
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

4.61
Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 11.50% Senior Notes due 2017 (the “11.50% Senior Note Indenture”) (Incorporated by reference to Exhibit 4.60 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.62*	Supplemental Indenture No. 1 dated as of November 30, 2011 to the 11.50% Senior Note Indenture.

4.63
Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 12.00% Senior Notes due 2017 (the “12.00% Senior Note Indenture”) (Incorporated by reference to Exhibit 4.61 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.64*	Supplemental Indenture No. 1 dated as of November 30, 2011 to the 12.00% Senior Note Indenture.

4.65
Indenture dated as of January 5, 2011 by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 13.375% Senior Subordinated Notes due 2018 (the “13.375% Senior Subordinated Note Indenture”) (Incorporated by reference to Exhibit 4.62 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.66*	Supplemental Indenture No. 1 dated as of November 30, 2011 to the 13.375% Senior Subordinated Note Indenture.

4.67	Form of 11.50% Senior Notes due 2017 (Included in the 11.50% Senior Note Indenture filed as Exhibit 4.60 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

Exhibit	Description

4.68	Form of 12.00% Senior Notes due 2017 (Included in the 12.00% Senior Note Indenture filed as Exhibit 4.61 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.69
Form of 13.375% Senior Subordinated Notes due 2018 (Included in the 13.375% Senior Subordinated Note Indenture filed as Exhibit 4.62 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.70
Indenture dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 11.00% Series A Convertible Senior Subordinated Notes due 2018, the 11.00% Series B Convertible Senior Subordinated Notes due 2018 and the 11.00% Series C Convertible Senior Subordinated Notes due 2018 (the “Convertible Note Indenture”) (Incorporated by reference to Exhibit 4.69 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.71*	Supplemental Indenture No. 1 dated as of November 30, 2011 to the Convertible Note Indenture.

4.72
Form of 11.00% Series A Convertible Senior Subordinated Notes due 2018 (Included in the Convertible Note Indenture filed as Exhibit 4.69 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.73
Form of 11.00% Series B Convertible Senior Subordinated Notes due 2018 (Included in the Convertible Note Indenture filed as Exhibit 4.69 to t Realogy Corporation’s Form 10-K for the year ended December 31, 2010 ).

4.74
Form of 11.00% Series C Convertible Senior Subordinated Notes due 2018 (Included in the Convertible Note Indenture filed as Exhibit 4.69 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.75
    Registration Rights Agreement dated as of January 5, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and J.P. Morgan Securities LLC, Credit Suisse (USA) LLC and Goldman, Sachs & Co. relating to the 11.00% Series A Convertible Senior Subordinated Notes due 2018, the 11.00% Series B Convertible Senior Subordinated Notes due 2018 and the 11.00% Series C Convertible Senior Subordinated Notes due 2018 (Incorporated by reference to Exhibit 4.73 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.76
Indenture dated as of February 3, 2011, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.875% Senior Secured Notes due 2019 (the “7.875% Senior Secured Note Indenture”) (Incorporated by reference to Exhibit 4.74 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.77*	Supplemental Indenture No. 1 dated as of November 30, 2011 to the 7.875% Senior Secured Note Indenture.

4.78	Form of 7.875% Senior Secured Notes due 2019 (Included in the 7.875% Senior Secured Note Indenture filed as Exhibit 4.74 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.79*
Indenture dated as of February 2, 2012, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.625% Senior Secured First Lien Notes due 2020 (the “First Lien Note Indenture”).

4.80*	Form of 7.625% Senior Secured First Lien Notes due 2020 (Included in the First Lien Note Indenture filed as Exhibit 4.79 to this Annual Report).

4.81*
Indenture dated as of February 2, 2012, by and among Realogy Corporation, Domus Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 9.000% Senior Secured Notes due 2020 (the “9.000% Senior Secured Note Indenture”).

4.82*	Form of 9.000% Senior Secured First Lien Notes due 2020 (Included in the 9.000% Senior Secured Note Indenture filed as Exhibit 4.81 to this Annual Report).

Exhibit	Description

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

10.3
Credit Agreement dated as of April 10, 2007, by and among Realogy Corporation, Domus Intermediate Holdings Corp., the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc. (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009).10.4        First Amendment, dated as of January 26, 2011 to the Credit Agreement, dated as of April 10, 2007, among Domus Intermediate Holdings Corp., Realogy Corporation, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 8-K filed on January 27, 2011).

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

10.6
Incremental Assumption Agreement, dated as of February 3, 2011, by and among Domus Intermediate Holdings Corp., the First Lien Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

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

10.9
Collateral Agreement, dated as of February 3, 2011, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.9 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

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

10.11*
Collateral Agreement, dated as of February 2, 2012, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured First Lien Note Secured Parties.

Exhibit	Description

10.12*
Collateral Agreement, dated as of February 2, 2012, among Domus Intermediate Holdings Corp., Realogy Corporation, each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 9.000% Senior Secured Note Secured Parties.

10.13*
Intercreditor Agreement, dated as of February 2, 2012, among Realogy Corporation, the other Grantors (as defined therein) from time to time party hereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein) and as Authorized Representative for the Credit Agreement Secured Parties, The Bank of New York, Mellon Trust Company, N.A., as the collateral agent and Authorized Representative for the Initial Additional First Lien Priority Note Secured Parties (as defined therein).

10.14*
Amended and Restated Intercreditor Agreement, dated as of February 2, 2012, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Lien Senior Priority Secured Parties under the Credit Agreement (as each term is defined below), The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured Notes Secured Parties, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured First Lien Note Secured Parties, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 9.000% Senior Secured Note Secured Parties, Realogy Corporation and each of the other Loan Parties party thereto.

10.15
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

10.16
Joinder Agreement No. 1, dated as of February 3, 2011, to the Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., as First Priority Representative for the First Priority Secured Parties, Wilmington Trust Company, as Second Priority Representative for the Second Priority Secured Parties, Realogy Corporation and each of the other Loan Parties party thereto (Incorporated by reference to Exhibit 10.13 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.17*
Joinder Agreement No. 2, dated as of February 2, 2012 , to the Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., in its capacity as administrative agent pursuant to the Credit Agreement, Wilmington Trust Company, as second lien collateral agent for the second priority secured parties, Realogy Corporation and each of the other Loan parties party thereto.

10.18*
Joinder Agreement No. 3, dated as of February 2, 2012 , to the Intercreditor Agreement, dated as of September 28, 2009, among JPMorgan Chase Bank, N.A., in its capacity as administrative agent pursuant to the Credit Agreement, Wilmington Trust Company, as second lien collateral agent for the second priority secured parties, Realogy Corporation and each of the other Loan parties party thereto.

10.19+
Letter Agreement dated as of September 24, 2009, by and among Realogy Corporation, Apollo Management VI, L.P., RCIV Holdings (Luxembourg) S.à.r.l., certain investment funds managed by Apollo Management VI, L.P., and Icahn Partners, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.9 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.20**
Employment Agreement dated as of July 31, 2006 between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.21**
Letter Agreement dated December 19, 2006, between Realogy and Henry R. Silverman amending Employment Agreement between Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.3(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

Exhibit	Description

10.22**
Term Sheet dated November 13, 2007, among Domus Holdings Corp., Domus Intermediate Holdings Corp., Realogy Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.7 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.23**
Option Agreement dated as of November 13, 2007, between Domus Holdings Corp. and Henry R. Silverman (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.24**
Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Richard A. Smith (Incorporated by reference to Exhibit 10.19 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.25**
Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Anthony E. Hull (Incorporated by reference to Exhibit 10.20 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.26**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Corporation and Anthony E. Hull (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2011).

10.27**
    Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Alexander E. Perriello (Incorporated by reference to Exhibit 10.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.28**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Corporation and Alexander E. Perriello (Incorporated by reference to Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2011).

10.29**
Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Bruce G. Zipf (Incorporated by reference to Exhibit 10.22 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.30**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Corporation and Bruce G. Zipf (Incorporated by reference to Exhibit 10.3 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2011).

10.31* **	Domus Holdings Corp. 2007 Stock Incentive Plan, as amended and restated as of November 13, 2007 and as further amended and restated on November 9, 2010, August 2, 2011 and February 27, 2012.

10.32**
Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto governing time and performance vesting options (Incorporated by reference to Exhibit 10.14 to Realogy Corporation’s Registration Statement on Form S-4 (File No. 333-148153)).

10.33**
Form of Restricted Stock Agreement between Domus Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

Exhibit	Description

10.34**
Form of Option Agreement between Domus Holdings Corp. and the Optionee party thereto governing time-vesting options (Incorporated by reference to Exhibit 10.6 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.35
Support Agreement dated as of November 30, 2010, by and among Realogy Corporation, Domus Holdings Corp., RCIV Holdings (Luxembourg) S.à.r.l., Avenue Capital Management II, L.P., and Paulson and Co. inc. (on behalf of the several investment funds and accounts managed by it) (Incorporated by reference to Exhibit 10.27 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.36
Amended and Restated Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, Paulson and Co. inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein) (Incorporated by reference to Exhibit 10.28 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.37
Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, the Apollo Holders (as defined therein) and Western Asset Management Company, as investment manager on behalf of its client accounts (Incorporated by reference to Exhibit 10.30 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.38
Investor Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Realogy Corporation, the Apollo Holders (as defined therein) and York Capital Management, L.P. and affiliated funds (Incorporated by reference to Exhibit 10.31 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.39
Amended and Restated Securityholders Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Domus Investment Holdings, LLC, RCIV Holdings, L.P. (Cayman) RCIV Holdings (Luxembourg) S.à.r.l., Apollo Investment Fund VI, L.P. and Domus Co-Investment Holdings LLC (Incorporated by reference to Exhibit 10.32 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.40**
Amended and Restated Management Investor Rights Agreement dated as of January 5, 2011, by and among Domus Holdings Corp., Apollo Investment Fund VI, L.P., Domus Investment Holdings, LLC and the Holders party thereto (including the named executive officers of Realogy Corporation) (Incorporated by reference to Exhibit 10.33 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.41**	Realogy Corporation Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.42**
First Amendment to Realogy Corporation Officer Deferred Compensation Plan dated February 29, 2008 (Incorporated by reference to Exhibit 10.53 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.43**
Realogy Corporation Officer Deferred Compensation Plan, Amended and Restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.20 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.44**
First Amendment to Amended and Restated Realogy Corporation Officer Deferred Compensation Plan dated December 23, 2008 (Incorporated by reference to Exhibit 10.21 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.45++
Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.26 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

Exhibit	Description

10.46
Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.47
Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.48+++
Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC. (Incorporated by reference to Exhibit 10.29 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.49
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

10.50
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

10.51
Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.52
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

10.53
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

10.54
Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Corporation’s Registration Statement on Form 10 (File No. 001-32852)).

10.55
Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

Exhibit	Description

10.56
Amendment No. 3 to Trademark License Agreement dated January 14, 2011, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.) and Sotheby’s, as successor by merger to Sotheby’s Holdings, Inc., on the one hand, and Realogy Corporation, as successor to Cendant Corporation, and Sotheby’s International Realty Licensee (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.49 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.57*	Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC.

10.58*	Guaranty dated November 23, 2011, by Realogy Corporation to 175 Park Avenue, LLC.

10.59*
Seventh Omnibus Amendment, dated as of December 14, 2011, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement of even date and Crédit Agricole Corporate and Investment Bank.

10.60*
Note Purchase Agreement (Secured Variable Funding Notes, Series 2011-1) dated as of December 14, 2011, among Apple Ridge Funding LLC, Cartus Corporation, the commercial paper conduit purchasers party thereto, the financial institutions party thereto, the managing agents party thereto, and committed purchases and managing agents party thereto and Crédit Agricole Corporate and Investment Bank, as administrative and lead arranger.

10.61*
Series 2011-1 Indenture Supplement, dated as of December 16, 2011, between Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar.

10.62**
Employment Agreement, dated as of April 10, 2007 between Realogy Corporation and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.50 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.63**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Corporation and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Form 10-Q for the three months ended March 31, 2011).

10.64**	Form of Option Agreement for Independent Directors (Incorporated by reference to Exhibit 10.51 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.65**	Restricted Stock Award for Independent Directors (Incorporated by reference to Exhibit 10.52 to Realogy Corporation’s Form 10-K for the year ended December 31, 2007).

10.66**	2008 - 2009 Realogy Corporation Cash Retention Plan (Incorporated by reference to Exhibit 10.62 to Realogy Corporation’s Form 10-K for the year ended December 31, 2008).

10.67**
Amended and Restated 2009 Realogy Multi-Year Executive Retention Plan (Terminated in November 2010) (Incorporated by reference to Exhibit 10.58 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009).

10.68**	Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.4 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2010).

10.69* **	Amendment No. 1 to Realogy 2011-2012 Multi-Year Retention Plan.

10.70**	Realogy Corporation Phantom Value Plan (Incorporated by reference to Exhibit 10.70 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

Exhibit	Description

10.71* **	Amendment No. 1 to Realogy Corporation Phantom Value Plan.

10.72	Agreement dated July 15, 2010, between Realogy Corporation and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Form 8-K filed on July 20, 2010).

10.73
Conversion Shares Agreement, dated as of January 5, 2011, by and between Realogy Corporation and Domus Holdings Corp. (Incorporated by reference to Exhibit 10.72 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.74* **	Realogy 2012 Executive Incentive Plan.

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Domus Holdings Corp. and Realogy Corporation.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this Form 10-K).

31.1*	Certification of the Chief Executive Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Domus Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of PHH Home Loans, LLC.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

**	Compensatory plan or arrangement.

^	Furnished electronically with this report.

+
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.2 to Realogy Corporation’s Form 10-Q for the three months ended September 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.9 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission. Domus Holdings Corp. has separately obtained confidential treatment from the

Securities and Exchange Commission with respect to the redacted portions of this Exhibit.

++
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.9 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.26 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission. Domus Holdings Corp. has separately obtained confidential treatment from the Securities and Exchange Commission with respect to the redacted portions of this Exhibit.

+++
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.10 to Realogy Corporation’s Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.29 to Realogy Corporation’s Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission. Domus Holdings Corp. has separately obtained confidential treatment from the Securities and Exchange Commission with respect to the redacted portions of this Exhibit.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2011	$65	$10	$—	$(12)	$63
Year ended December 31, 2010	63	13	4	(15)	65
Year ended December 31, 2009	43	21	5	(6)	63
Reserve for development advance notes, short term (b)
Year ended December 31, 2011	$2	$—	$—	$(1)	$1
Year ended December 31, 2010	3	—	—	(1)	2
Year ended December 31, 2009	3	—	—	—	3
Reserve for development advance notes, long term
Year ended December 31, 2011	$9	$(3)	$—	$(1)	$5
Year ended December 31, 2010	17	(5)	—	(3)	9
Year ended December 31, 2009	21	2	—	(6)	17
Deferred tax asset valuation allowance
Year ended December 31, 2011	$118	$220	$—	$—	$338
Year ended December 31, 2010	124	—	—	(6)	118
Year ended December 31, 2009	61	63	—	—	124
_______________

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.

(b)	Short-term development advance notes and related reserves are included in Trade Receivables in the Consolidated Balance Sheets.