Form 10-Q
period 2012-03-31
REALOGY CORP; Domus Holdings Corp
filed 2012-05-02
CIK 1355001, 1398987

~~_________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 333-179896
DOMUS HOLDINGS CORP.
(Exact name of registrants as specified in its charter)

Commission File No. 333-179896
REALOGY CORPORATION
(Exact name of registrants as specified in its charter)

Delaware	20-8050955 and 20-4381990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

One Campus Drive Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)
(973) 407-2000
(Registrants' telephone number, including area code)
___________________________
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
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 105,000 shares of Class A Common Stock, $0.01 par value, and 200,496,906 shares of Class B Common Stock, $0.01 par value, of Domus Holdings Corp. outstanding as of May 2, 2012. There were 100 shares of Common Stock, $0.01 par value, of Realogy Corporation outstanding as of May 2, 2012.
~~_________________________________________________________________________________________________________________________________________________________~~

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Domus Holdings Corp. (“Holdings”) and its consolidated subsidiaries, including Domus Intermediate Holdings Corp., a Delaware corporation (“Intermediate”), and Realogy Corporation, a Delaware corporation (“Realogy”).
Holdings is not a party to the senior secured credit facility and certain references in this report to our consolidated indebtedness exclude Holdings with respect to indebtedness under the senior secured credit facility. In addition, while Holdings is a guarantor of Realogy's obligations under the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes, Holdings is not subject to the restrictive covenants in the agreements governing such indebtedness. Holdings, the indirect parent of Realogy, does not conduct any operations other than with respect to its indirect ownership of Realogy. Intermediate, the parent of Realogy, does not conduct any operations other than with respect to its ownership of Realogy. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same.
The term "Existing Notes" refers, collectively, to the 10.50% Senior Notes due 2014 (the "10.50% Senior Notes"), the 11.00%/11.75% Senior Toggle Notes due 2014 (the "Senior Toggle Notes") and the 12.375% Senior Subordinated Notes due 2015 (the "12.375% Senior Subordinated Notes").
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

FORWARD-LOOKING STATEMENTS
Forward-looking statements in this report and our other public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•
we have substantial leverage as a result of our April 2007 acquisition by affiliates of Apollo Management VI, L.P. and the related financings (the “Merger Transactions”). Since the Merger Transactions, we have needed to incur additional debt in order to fund negative cash flows, principally due to the significant level of interest expense arising from our substantial leverage. As of March 31, 2012, our total debt (excluding the securitization obligations) was $7,232 million. The housing industry and economy have experienced significant declines since the time of the Merger Transactions, which have negatively impacted our operating results. We have been, and continue to be, challenged by our heavily leveraged capital structure, negative cash flows and significant level of interest expense;

•
under our senior secured credit facility, our senior secured leverage ratio of total senior secured net debt to trailing four quarter EBITDA, as those terms are defined in the senior secured credit facility, calculated on a “pro forma” basis pursuant to the senior secured credit facility, may not exceed 4.75 to 1.0 on the last day of each fiscal quarter. For the twelve months ended March 31, 2012, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.02 to 1.0. While the housing market has shown signs of modest recovery in the most recent quarter, there remains substantial uncertainty with respect to the timing and scope of a full housing recovery and if a housing recovery is delayed or is weak or if general macroeconomic or other factors do not significantly improve, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio covenant;

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

•
If a housing recovery is delayed or weak, we may need to continue to defer or further reduce spending, including capital expenditures. There can be no assurance that we would be able to delay or further reduce expenses or that any such actions would not materially and adversely impact our business and results of operations;

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

•
we may not be successful in our efforts to enter into franchise agreements with new franchisees or to realize material royalty revenue from them and/or we may not be able to renew franchise agreements or maintain franchisee satisfaction with our brands;

•	existing franchisees may not survive the ongoing challenges of the real estate market or may not be able to grow their businesses;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees or controversies with our franchisees or actions against us by third parties with which our franchisees have business relationships;

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

•
the cumulative effect of adverse litigation, governmental proceedings or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws, including any changes that would (1) require classification of independent contractors to employee status, (2) place additional limitations or restrictions on affiliated transactions, which could have the effect of limiting or restricting collaboration among our business units, or (3) interpret the Real Estate Settlement Procedures Act or RESPA in a manner that would adversely affect our business operations and business arrangements; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under the headings “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Domus Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Domus Holdings Corp. and its subsidiaries as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2012 and March 31, 2011 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 2, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2012 and March 31, 2011 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 2, 2012

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Gross commission income	$606	$575
Service revenue	172	164
Franchise fees	54	51
Other	43	41
Net revenues	875	831
Expenses
Commission and other agent-related costs	402	374
Operating	318	318
Marketing	51	43
General and administrative	77	71
Former parent legacy costs (benefit), net	(3)	(2)
Restructuring costs	3	2
Depreciation and amortization	45	46
Interest expense, net	170	179
Loss on the early extinguishment of debt	6	36
Other (income)/expense, net	1	—
Total expenses	1,070	1,067
Loss before income taxes, equity in earnings and noncontrolling interests	(195)	(236)
Income tax expense	7	1
Equity in earnings of unconsolidated entities	(10)	—
Net loss	(192)	(237)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Domus Holdings and Realogy	$(192)	$(237)

Earnings (loss) per share attributable to Domus Holdings:
Basic loss per share:	(0.96)	(1.18)
Diluted loss per share:	(0.96)	(1.18)
Weighted average common and common equivalent shares of Domus Holdings outstanding:
Basic:	200.4	200.4
Diluted:	200.4	200.4

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(192)	$(237)
Currency Translation Adjustment	2	1
Defined Benefit Pension Plan - amortization of actuarial loss to periodic pension cost	1	—
Cash Flow Hedges:
Less: interest rate hedge losses to interest expense	—	(1)
Less: de-designation of interest rate hedges to interest expense	—	(17)
Cash flow hedges	—	18
Other comprehensive income, before tax	3	19
Income tax expense related to other comprehensive income amounts	1	8
Other comprehensive income, net of tax	2	11
Comprehensive loss	(190)	(226)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Domus Holdings and Realogy	$(190)	$(226)

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$148	$143
Trade receivables (net of allowance for doubtful accounts of $65 and $64)	122	120
Relocation receivables	385	378
Relocation properties held for sale	7	11
Deferred income taxes	62	66
Other current assets	101	88
Total current assets	825	806
Property and equipment, net	155	165
Goodwill	2,617	2,614
Trademarks	732	732
Franchise agreements, net	2,825	2,842
Other intangibles, net	428	439
Other non-current assets	215	212
Total assets	$7,797	$7,810

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$180	$184
Securitization obligations	302	327
Due to former parent	76	80
Revolving credit facilities and current portion of long-term debt	111	325
Accrued expenses and other current liabilities	641	520
Total current liabilities	1,310	1,436
Long-term debt	7,121	6,825
Deferred income taxes	892	890
Other non-current liabilities	172	167
Total liabilities	9,495	9,318
Commitments and contingencies (Notes 8 and 9)
Equity (deficit):
Domus Holdings common stock: $.01 par value; 4,450,000,000 shares authorized, 105,000 Class A shares outstanding, 200,426,906 Class B shares outstanding at March 31, 2012 and December 31, 2011 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011)	2	2
Additional paid-in capital	2,032	2,031
Accumulated deficit	(3,703)	(3,511)
Accumulated other comprehensive loss	(30)	(32)
Total Domus Holdings stockholders' deficit	(1,699)	(1,510)
Noncontrolling interests	1	2
Total equity (deficit)	(1,698)	(1,508)
Total liabilities and equity (deficit)	$7,797	$7,810
See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(192)	$(237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	46
Deferred income taxes	6	(1)
Amortization of deferred financing costs and discount on unsecured notes	4	5
Loss on the early extinguishment of debt	6	36
De-designation of interest rate hedge	—	17
Equity in earnings of unconsolidated entities	(10)	—
Other adjustments to net loss	3	9
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(2)	(9)
Relocation receivables and advances	(6)	(7)
Relocation properties held for sale	5	3
Other assets	(4)	(6)
Accounts payable, accrued expenses and other liabilities	103	62
Due (to) from former parent	(4)	(6)
Other, net	14	1
Net cash used in operating activities	(32)	(87)
Investing Activities
Property and equipment additions	(9)	(11)
Net assets acquired (net of cash acquired) and acquisition-related payments	(4)	(2)
Purchases of certificates of deposit, net	(3)	(5)
Change in restricted cash	(4)	—
Other, net	—	(1)
Net cash used in investing activities	(20)	(19)
Financing Activities
Net change in revolving credit facilities	(208)	(33)
Proceeds from term loan extension	—	98
Repayments of term loan credit facility	(629)	(702)
Proceeds from issuance of First Lien Notes	593	—
Proceeds from issuance of First and a Half Lien Notes	325	700
Net change in securitization obligations	(27)	(21)
Debt issuance costs	(2)	(33)
Other, net	4	(3)
Net cash provided by financing activities	56	6
Effect of changes in exchange rates on cash and cash equivalents	1	1
Net increase (decrease) in cash and cash equivalents	5	(99)
Cash and cash equivalents, beginning of period	143	192
Cash and cash equivalents, end of period	$148	$93

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$66	$36
Income tax payments, net	—	—

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Domus Holdings Corp., a Delaware corporation (“Holdings”) is a holding company for its wholly owned subsidiary, Domus Intermediate Holdings Corp., a Delaware corporation (“Intermediate”). Intermediate is a holding company for its wholly owned subsidiary, Realogy Corporation, a Delaware corporation (“Realogy”), and its subsidiaries (Holdings, Intermediate and Realogy and its subsidiaries being referred to herein collectively as the “Company”). Holdings derives all of its operating income and cash flows from Realogy and its subsidiaries.
Holdings was incorporated on December 14, 2006. On December 15, 2006, Holdings and its wholly owned subsidiary Domus Acquisition Corp., entered into an agreement and plan of merger (the “Merger”) with Realogy which was consummated on April 10, 2007 with Holdings becoming the indirect parent company of Realogy. Holdings is owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”) and members of the Company's management. As of March 31, 2012, all of Realogy's issued and outstanding common stock was currently owned by Intermediate, a direct wholly owned subsidiary of Holdings.
Realogy is a global provider of real estate and relocation services. Realogy was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services, including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.
Realogy incurred indebtedness in connection with the Merger which included borrowings under Realogy's senior secured credit facility (the “Senior Secured Credit Facility”) and the issuance of unsecured notes. See Note 5, “Short and Long-Term Debt” for additional information on the indebtedness incurred related to the Merger, indebtedness incurred following the Merger as well as additional information related to the senior secured leverage ratio that Realogy is required to maintain.
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
Holdings' only asset is its investment in the common stock of Intermediate, and Intermediate's only asset is its investment in the common stock of Realogy. Holdings' only obligations are its guarantees of certain borrowings of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy's consolidated financial statements. All issuances of Holdings' equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy's condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations, comprehensive loss and cash flows of Holdings, Intermediate and Realogy are the same. In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy and Holdings' financial position as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.
As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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
Under the terms of the Senior Secured Credit Facility, the New First and a Half Lien Notes (as well as the Existing First and a Half Lien Notes) do not constitute senior secured debt for purposes of calculating the senior secured leverage ratio maintenance covenant under our senior secured credit facility. This facility requires Realogy to maintain a senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA (as defined in Note 8, “Short and Long-Term Debt”), that may not exceed 4.75 to 1.0. Realogy was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.02 to 1.0 at March 31, 2012.
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
The Company was in a net loss position for the three months ended March 31, 2012 and therefore the impact of stock options, restricted stock and the convertible notes were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2012, the number of shares of common stock issuable under the stock options, restricted stock and the convertible notes that were excluded from the computation was 13 million, 0.1 million and 2,026 million, respectively.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Swiss Franc, Canadian Dollar, British Pound and Euro. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2012, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $19 million. As of December 31, 2011 the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $15 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has four interest rate swaps with an aggregate notional value of $850 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $225 million, expires in July 2012, the second swap, with a notional value of $200 million, expires in December 2012, the third swap, with a notional value of $225 million, commences in July 2012 and expires in October 2016, and the fourth swap with a notional value of $200 million, commences in January 2013 and expires in October 2016. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		March 31, 2012	December 31, 2011
Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Interest rate swap contracts	Other non-current liabilities	$—	$—
Not Designated as Hedging Instruments
Interest rate swap contracts	Other current liabilities	$4	$7
	Other non-current liabilities	19	10
		$23	$17
The effect of derivative instruments on earnings is as follows:

	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011		March 31, 2012	March 31, 2011
Interest rate swap contracts	$—	$—	Interest expense	$—	$(17)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended	Three Months Ended
		March 31, 2012	March 31, 2011
Interest rate swap contracts	Interest expense	$4	$2
Foreign exchange contracts	Operating expense	1	$(1)
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
The following table summarizes fair value measurements by level at March 31, 2012 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$23	$23
The following table summarizes fair value measurements by level at December 31, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2011	$17
Changes reflected in the statement of operations	6
Fair value at March 31, 2012	$23
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$—	$78	$78
Extended revolving credit facility	—	—	97	97
Non-extended term loan facility	—	—	629	590
Extended term loan facility	1,822	1,703	1,822	1,630
First Lien Notes	593	623	—	—
Existing First and a Half Lien Notes	700	702	700	606
New First and a Half Lien Notes	325	334	—	—
Second Lien Loans	650	674	650	655
Other bank indebtedness	100	100	133	133
Existing Notes:
10.50% Senior Notes	64	64	64	56
11.00%/11.75% Senior Toggle Notes	52	51	52	43
12.375% Senior Subordinated Notes	188	175	187	144
Extended Maturity Notes:
11.50% Senior Notes	489	462	489	367
12.00% Senior Notes	129	121	129	95
13.375% Senior Subordinated Notes	10	7	10	7
11.00% Convertible Notes	2,110	1,633	2,110	1,189
Securitization obligations	302	302	327	327

Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the three months ended March 31, 2012 was $7 million.  This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $1 million was recognized for foreign and state income taxes for certain jurisdictions.
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $11 million and $7 million at March 31, 2012 and 2011, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended March 31, 2012 was $1 million and was comprised of interest cost and amortization of actuarial loss of $3 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension cost for the three months ended March 31, 2011 was $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $1 million for the expected return on assets.
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

2.	ACQUISITIONS
2012 ACQUISITIONS
During the three months ended March 31, 2012, the Company acquired three real estate brokerage operations through its wholly owned subsidiary, NRT, for total consideration of $4 million. These acquisitions resulted in goodwill of $3 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2012 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2011 ACQUISITIONS
During the year ended December 31, 2011, the Company acquired thirteen real estate brokerage operations through its wholly owned subsidiary, NRT, for total consideration of $4 million. These acquisitions resulted in goodwill of $3 million that was assigned to the Company Owned Brokerage Services segment.

None of the 2011 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross Goodwill as of December 31, 2011	$2,265	$783	$641	$397	$4,086
Accumulated impairment losses	(709)	(158)	(281)	(324)	(1,472)
Balance at December 31, 2011	1,556	625	360	73	2,614
Goodwill acquired	—	3	—	—	3
Balance at March 31, 2012	$1,556	$628	$360	$73	$2,617
Intangible assets are as follows:

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements (a)	$2,019	$339	$1,680	$2,019	$322	$1,697
Unamortizable—Franchise agreement (b)	1,145	—	1,145	1,145	—	1,145
Total Franchise Agreements	$3,164	$339	$2,825	$3,164	$322	$2,842
Unamortizable—Trademarks (c)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (d)	$45	$5	$40	$45	$4	$41
Amortizable—Customer relationships (e)	529	154	375	529	144	385
Unamortizable—Title plant shares (f)	10	—	10	10	—	10
Amortizable—Other (g)	13	10	3	17	14	3
Total Other Intangibles	$597	$169	$428	$601	$162	$439
_______________
(a)    Generally amortized over a period of 30 years.

(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.

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

(g)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2012	2011
Franchise agreements	$17	$17
License agreement	1	—
Customer relationships	10	9
Other	2	2
Total	$30	$28

Based on the Company’s amortizable intangible assets as of March 31, 2012, the Company expects related amortization expense for the remainder of 2012, the four succeeding years and thereafter to approximate $79 million, $105 million, $105 million, $95 million, $95 million and $1,619 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2012	December 31, 2011

Accrued payroll and related employee costs	$94	$69
Accrued volume incentives	15	17
Accrued commissions	25	14
Restructuring accruals	19	20
Deferred income	70	76
Accrued interest	241	139
Relocation services home mortgage obligations	5	9
Other	172	176
	$641	$520

5.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$78
Extended revolving credit facility	—	97
Non-extended term loan facility	—	629
Extended term loan facility	1,822	1,822
First Lien Notes	593	—
Existing First and a Half Lien Notes	700	700
New First and a Half Lien Notes	325	—
Second Lien Loans	650	650
Other bank indebtedness	100	133
Existing Notes:
10.50% Senior Notes	64	64
11.00%/11.75% Senior Toggle Notes	52	52
12.375% Senior Subordinated Notes	188	187
Extended Maturity Notes:
11.50% Senior Notes	489	489
12.00% Senior Notes	129	129
13.375% Senior Subordinated Notes	10	10
11.00% Convertible Notes	2,110	2,110
Securitization Obligations:
Apple Ridge Funding LLC	270	296
Cartus Financing Limited	32	31
	$7,534	$7,477

Indebtedness Table
As of March 31, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	$363	$—	$283
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	108	100	8
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	52	52	—
Senior Subordinated Notes (5)	12.375%	April 2015	190	188	—
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489	—
Senior Notes (7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	400	270	130
Cartus Financing Limited (9)		Various	64	32	32
			$8,073	$7,534	$453
_______________

(1)
The available capacity under this facility was reduced by $80 million of outstanding letters of credit. On May 1, 2012, the Company had $197 million outstanding on the extended revolving credit facility and $79 million of outstanding letters of credit, leaving $81 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 3.25% or ABR plus 2.25% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 4.25% or (b) the higher of the Federal Funds Effective Rate plus 1.75% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 3.25%.

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility; $8 million of capacity which expires in August 2012, $50 million due in January 2013 and $50 million due in July 2013.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $2 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.
Indebtedness Incurred in Connection with the Merger and Subsequent Debt Transactions
Realogy incurred indebtedness in 2007 in connection with the Merger, which included borrowings under Realogy's senior secured credit facility (the “Senior Secured Credit Facility”) and the issuance of unsecured notes. Realogy borrowed an initial amount of $3,170 million term loan facility under the Senior Secured Credit Facility (consisting of $1,950 million initial term loan facility and a $1,220 million delayed draw term loan facility) with original maturity dates of October 2013. The $1,950 million initial term loan facility was used by Realogy to finance a part of the Merger, including, without limitation, payment of fees and expenses contemplated thereby. In addition, Realogy used the $1,220 million delayed draw term loan facility to finance the refinancing or discharge of Realogy's previously existing senior notes, including, without limitation, the payment of fees and expenses. Realogy issued an original aggregate principal amount of $3,125 million of unsecured notes with maturity dates in 2014 and 2015 (the "Existing Notes") to finance a part of the Merger, including, without limitation, payment of fees and expenses.
In 2009, 2011 and 2012, Realogy completed various debt transactions, which are detailed below, that accomplished one or more of the following: (1) provided additional cushion under the senior secured leverage ratio; (2) extended the maturity of certain portions of our indebtedness; (3) provided additional liquidity to fund operations; and (4) issued $2,110 million of Convertible Notes that if converted to equity would improve Realogy's liquidity position.
In September and October 2009, Realogy incurred $650 million of Second Lien Loans (the "Second Lien Loans") under the Senior Secured Credit Facility, the net proceeds of which were used to pay down outstanding balances on the revolving credit facility under the Senior Secured Credit Facility and for working capital as well as to exchange $150 million of Second Lien Loans for $221 million aggregate principal amount of outstanding Senior Toggle Notes.
In January and February of 2011, Realogy completed a series of transactions, referred to herein as the “2011 Refinancing Transactions,” to refinance portions of its Senior Secured Credit Facility and the Existing Notes.
On January 5, 2011, Realogy completed private exchange offers, relating to its then outstanding Existing Notes (the “Debt Exchange Offering”). As a result of the Debt Exchange Offering, $2,110 million of Existing Notes were tendered for Convertible Notes due 2018, $632 million of Existing Notes due 2014 and 2015 were tendered for Extended Maturity Notes due 2017 and 2018 and $303 million of Existing Notes remained outstanding.
Effective February 3, 2011, we entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following: (i) extended the maturity of a significant portion of our first lien term loans to October 10, 2016; (ii) extended the maturity of a significant portion of the loans and commitments under our revolving credit facility to April 10, 2016, and converted a portion of the extended revolving loans to extended term loans ($98 million in the aggregate); (iii) extended the maturity of a significant portion of the commitments under our synthetic letter of credit facility to October 10, 2016; and (iv) allowed for the issuance of First and a Half Lien Notes, which would not be counted as senior secured debt for purposes of determining the Company's compliance with the senior secured leverage covenant under the Senior Secured Credit Facility. On February 3, 2011, the Company issued $700 million aggregate principal amount of Existing First and a Half Lien Notes due 2019 in a private offering exempt from the registration requirements of the Securities Act, the net proceeds of which, along with cash on hand, were used to prepay $700 million of certain of the first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.
On February 2, 2012, Realogy issued $593 million of First Lien Notes due 2020 and $325 million of New First and a Half Lien Notes due 2020 in a private offering exempt from the registration requirements of the Securities Act, referred to herein as the “2012 Senior Secured Notes Offering.” The Company used the proceeds from the offering, of approximately $918 million, to: (i) prepay $629 million of its non-extended term loan borrowings under its senior secured credit facility which were due to mature in October 2013, (ii) repay all of the $133 million in outstanding borrowings under its non-extended revolving credit facility which was due to mature in April 2013, and (iii) repay $156 million of the outstanding borrowings under its extended revolving credit facility. In conjunction with the repayments of $289 million described in clauses (ii) and (iii), the Company reduced the commitments under its non-extended revolving credit facility by a like amount, thereby terminating the non-extended revolving credit facility.
***
Senior Secured Credit Facility
The Senior Secured Credit Facility consists of (i) term loan facilities, (ii) revolving credit facilities, (iii) a synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) an incremental (or accordion) loan facility, a portion of which as summarized above was utilized in connection with the incurrence of Second Lien Loans. Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes.
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
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $186 million at March 31, 2012, of which $43 million will expire in October 2013 and $143 million will expire in October 2016. As of March 31, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on Realogy or its subsidiaries assets, securitization obligations or the unsecured notes. At March 31, 2012, Realogy’s senior secured leverage ratio was 4.02 to 1.0.
Realogy has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Intermediate equity for cash, which would be infused as capital into Realogy. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If Realogy is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
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

First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of the Company and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. The First Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of the Company that is a guarantor under the Senior Secured Credit Facility and certain of the Company's outstanding securities. The First Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes and the Second Lien Loans.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of the Company. The $700 million of Existing First and a Half Lien Notes mature on February 15, 2019 and bear interest at a rate of 7.875% per annum, payable semiannually on February 15 and August 15 of each year. The New First and a Half Lien Notes mature on January 15, 2020. The $325 million of New First and a Half Lien Notes bear interest at a rate of 9.0% per annum and interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. The First and a Half Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of the Company that is a guarantor under the Senior Secured Credit Facility and certain of the Company's outstanding securities. The First and a Half Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes, and (ii) senior to the collateral liens securing the Company’s second lien obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $100 million at March 31, 2012 and $125 million at December 31, 2011 and a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at March 31, 2012 and December 31, 2011. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal. As of March 31, 2012, Realogy had outstanding borrowings of $100 million under these credit facilities. In April 2012, Realogy extended the $50 million facility that was due in July 2012 to July 2013. As a result, Realogy has $8 million of capacity which expires in August 2012, $50 million due in January 2013 and $50 million due in July 2013. For the three months ended March 31, 2012 and March 31, 2011, the weighted average interest rate under the U.S. credit facilities was 2.9% with interest payable either monthly or quarterly.
Unsecured Notes
On April 10, 2007, Realogy issued in a private placement $1,700 million of Senior Notes due 2014, $550 million of Senior Toggle Notes due 2014 and $875 million of Senior Subordinated Notes due 2015. On February 15, 2008, Realogy completed an exchange offer to register the privately placed notes under the Securities Act. The registration statement was filed on Form S-4 (File No. 333-148153 declared effective by the SEC on January 9, 2008). The term "Existing Notes" refers to the privately placed notes and the exchange notes.
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
Realogy would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, Realogy is required to redeem for cash a portion of each Senior Toggle Note outstanding on April 15, 2012 for the periods that Realogy elected to pay PIK Interest. As a result, on April 16, 2012, Realogy redeemed $11 million principal amount of the outstanding Senior Toggle Notes.
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
On March 21, 2012, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-179896) of Holdings and Realogy, which included the effectiveness of a Post-Effective Amendment to the registration statement initially declared effective on June 16, 2011. The Registration Statement registers for resale the outstanding Convertible Notes and the Class A Common Stock of Holdings issuable upon conversion of the Convertible Notes. Offers and sales of the Convertible Notes and Class A Common Stock may be made by selling securityholders named in the registration statement pursuant to the related prospectus, as amended or supplemented from time to time.

Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering, the Company recorded a loss on the early extinguishment of debt of $6 million during the three months ended March 31, 2012.
As a result of the 2011 Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the three months ended March 31, 2011.
Securitization Obligations
Realogy has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $400 million and expiration date of December 2013.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $362 million and $366 million of underlying relocation receivables and other related relocation assets at March 31, 2012 and December 31, 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $1 million for the three months ended March 31, 2012 and 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.5% and 1.9% for the three months ended March 31, 2012 and 2011, respectively.

6.	RESTRUCTURING COSTS
2012 Restructuring Program
During the first three months of 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $8 million in 2012. As of March 31, 2012, the Company Owned Real Estate Brokerage Services, the Relocation Services, and the Title and Settlement Services segments each recognized $1 million of facility related expenses. At March 31, 2012, the remaining liability is $1 million.

2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services segment recognized $1 million of personnel related expense and the Title and Settlement Services segments recognized $1 million of facility related expenses. At March 31, 2012, the remaining liability is $2 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2010. At December 31, 2011, the remaining liability for these various restructuring activities was $17 million. During the three months ended March 31, 2012, the Company utilized $1 million of the remaining accrual resulting in a remaining liability of $16 million related to future lease payments.

7.	STOCK-BASED COMPENSATION
Incentive Equity Awards Granted by Holdings
In April 2007, Holdings adopted the Domus Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, Holdings common stock may be issued to employees, consultants or directors of Realogy. The original stock options granted were either time vesting or performance based awards with an exercise price equal to the grant date fair price of the underlying shares and a contractual term of 10 years. The time vesting options are subject to ratable vesting over the requisite service period. The restricted stock was granted at the grant date fair value and has a three-year requisite service period with one-half “cliff” vesting after 18 months of service and one-half “cliff” vesting at the end of the three-year service period.
During the first three months of 2012, the Holdings Board granted 0.1 million of time vesting stock options to an independent director of Realogy.
The fair value of the time vesting options and Phantom Value Plan (see discussion below) options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.
In November 2010, Holdings exchanged 10.16 million original stock options granted to employees for new stock options as described below. Each original option held by eligible employees was exchanged on a one-for-one basis for a new option with different terms. The original options had an exercise price of $10 per share and were 50% time vested and 50% performance based awards. These awards were exchanged for all time vested new awards. The new options were unvested on the date of grant and vest at a rate of 25% a year over a four-year period, which began on July 1, 2010 with a 10-year contractual term beginning on the date of grant. The exercise price for 30% of the new options issued to certain senior executives was $5.50 per share and the exercise price of all other new options issued was $0.83 per share, which represented the fair market value of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options. The exchange resulted in an incremental stock compensation expense of $4 million that will be recognized over a four-year vesting period, which began on July 1, 2010.
In February 2012, the Holdings Compensation Committee approved an amendment of the Plan to increase the number of shares reserved under the Amended and Restated Holdings 2007 Stock Incentive Plan by 20 million shares. As of March 31, 2012, there were approximately 42.2 million shares of Class A Common Stock reserved for issuance, including approximately 13.0 million shares reserved for issuance upon exercise of outstanding options and approximately 29.2 million shares available for future grant.
On April 30, 2012, the Holdings Compensation Committee approved a further amendment to the plan to increase the number of shares reserved thereunder by 25 million to 67.2 million reserved shares and approved the grant of 24.1 million non-qualified options to key employees of the Company.

2012
Time Vesting Options
Weighted average grant date fair value	$0.36
Expected volatility	52.7%
Expected term (years)	6.25
Risk-free interest rate	1.1%
Dividend yield	—
Equity Award Activity
A summary of option and restricted share activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Based Options	Restricted Stock
Outstanding at January 1, 2012	13.34	4.55	0.11
Granted	0.13	—	—
Exercised	—	—	—
Vested	—	—	—
Forfeited	(2.55)	(2.50)	—
Outstanding at March 31, 2012	10.92	2.05	0.11

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2012	2.74	1.04	7.95 years	—
As of March 31, 2012, there was approximately $3 million of unrecognized compensation cost related to the time vesting options and restricted stock under the Plan and $1 million of unrecognized compensation cost related to performance based options issued under the Phantom Value Plan described below. Unrecognized cost for the time vesting options and restricted stock will be recorded in future periods as compensation expense as the awards vest over the next 4 years with a weighted average period of approximately 1.4 years. The Company recorded stock-based compensation expense related to the incentive equity awards granted by Holdings of $1 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Holdings approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers, with an incentive (the “Incentive Awards”) to remain in the service of Realogy, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of Realogy. Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards also terminate 10 years following the date of grant.
Incentive Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant is eligible to receive a payment with respect to an Incentive Award relating to the Convertible Notes that RCIV Holdings (“RCIV”), an affiliate of Apollo, purchased ($1.3 billion aggregate principal amount) for which RCIV receives cash upon the discharge or third-party sale of not less than $267 million of the aggregate principal amount of the Convertible Notes (the “Plan Notes”). Any cash payments made under the Phantom Value Plan will be recorded as compensation expense when RCIV receives cash upon the discharge or third-party sale of the Convertible Notes.

Stock Option Awards under the Phantom Value Plan
On each date RCIV receives cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by RCIV on such date bears to the aggregate principal amount of the Plan Notes held by RCIV on the date of grant of the Incentive Award. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. As such, compensation expense will be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April 2012, Holdings issued 2 million stock options under the Phantom Value Plan in conjunction with RCIV receiving cash interest on the Plan Notes.

8.	SEPARATION ADJUSTMENTS, TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES AND RELATED PARTIES
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
The Company has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%. Upon separation from Cendant, the liabilities assumed by the Company were comprised of certain Cendant corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such deficiency or excess will be reflected in the results of operations in future periods.
The due to former parent balance was $76 million and $80 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
In connection with these agreements, the Company recorded net revenues of $2 million and $1 million, for the three months ended March 31, 2012 and 2011, respectively. In addition, the Company recorded equity earnings of $10 million and less than $1 million for the three months ended March 31, 2012 and 2011, respectively. The Company received cash dividends from PHH Home Loans of $14 million and $5 million during the three months ended March 31, 2012 and 2011, respectively.

Transactions with Related Parties
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2012 and 2011, the Company has recognized revenue related to these transactions of less than $1 million in each period.

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

•	concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent; and

•	concerning adverse impacts to franchisees related to purported changes made to the Century 21® system and its marketing fund, which is referred to elsewhere in this report as the “Cooper Litigation”.
Real Estate Business Litigation
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleged breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleged, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to marketing funds. The complaint sought unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. On August 17, 2010, the court certified a class consisting of Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).
As of January 24, 2012, Realogy entered into a memorandum of understanding memorializing the principal terms of a proposed settlement of this action.  The structure of the proposed settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers.  The non-monetary consideration includes but is not limited to waivers and modifications of certain fees and payments of incentive fees.  On February 16, 2012, the parties executed a Stipulation of Settlement finalizing the terms of the settlement reflected in the memorandum of understanding.  The Stipulation of Settlement and related settlement documents were submitted to the Court on February 17th by the plaintiffs to obtain preliminary approval.  The court granted preliminary approval on February 22nd.  Notice of the settlement was made to the class.  A fairness hearing will be held on June 4, 2012 when the court will determine whether to grant final approval of the settlement.  Realogy accrued the amount that would be payable beyond carrier contributions in our financial results for the year ended December 31, 2011.

Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al.).  The case, pending in the United States District Court for the Central District of California, arises from the relationship of two of our subsidiaries with a former Coldwell Banker Commercial franchisee, whose 40.5% shareholder allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities.  In an SEC civil proceeding asserting violations of various securities laws, by stipulated judgment dated September 2, 2009, the shareholder of the franchisee, Real Estate Partners, Inc. ("REP"), and REP's affiliated entities were ordered to disgorge approximately $53 million in funds raised from investors.  REP filed for Chapter 11 bankruptcy protection in 2007.  The complaint, initially filed in April 2010 and subsequently amended twice, most recently in March 2011, alleges, among other things, that our subsidiaries Coldwell Banker Real Estate Corporation and Coldwell Banker Real Estate LLC, engaged in negligence, aiding and abetting fraud, negligent misrepresentation, and false advertising, and are vicariously liable for fraud and negligent misrepresentation, as they knew or should have known that REP was using the marks in connection with the promotion of securities but that the Coldwell Banker subsidiaries failed to take sufficient steps to stop that use. The Company disputes the allegations and has asserted numerous defenses - including lack of knowledge and participation in the fraud. The second amended complaint is a class action brought on behalf of REP investors. On September 8, 2011, the court granted and denied in part the Coldwell Banker subsidiaries' motion to dismiss on the second amended complaint. On August 22, 2011, plaintiffs filed their motion to certify a class.  On March 26, 2012, the Court granted plaintiffs motion to certify a class as to all claims except for false advertising. On April 11, 2012, the Coldwell Banker subsidiaries filed a motion seeking permission to file an interlocutory appeal of the class certification order. Motions for summary judgment also were filed. On April 13, 2012, the court entered into an order stipulated by the parties to stay the case for 60 days while the parties pursue mediation. Trial is currently scheduled for November 2012. Our primary insurance carrier has disclaimed coverage of either liability or defense costs, which we are vigorously challenging.
This case involves a complex series of securities offerings and raises certain unusual claims that make its resolution subject to significant uncertainties. Although the parties will attempt a mediation there can be no assurance the mediation will be successful particularly given the substantial size of the claims and the absence of carrier participation.
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
***
The Company records litigation accruals for legal matters which are both probable and estimable and believes that it has adequately accrued for legal matters as appropriate. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $20 million at March 31, 2012.
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
With respect to any remaining legacy Cendant tax liabilities, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $70 million at March 31, 2012 and December 31, 2011. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Apollo Management Fee Agreement
In connection with the Merger, Apollo entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The Company pays Apollo an annual management fee for this service up to the sum of the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. At March 31, 2012, the Company had $34 million accrued for the payment of Apollo management fees.
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
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $380 million and $272 million at March 31, 2012 and December 31, 2011, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended March 31,
	2012	2011
Real Estate Franchise Services	$129	$118
Company Owned Real Estate Brokerage Services	617	587
Relocation Services	88	87
Title and Settlement Services	88	83
Corporate and Other (c)	(47)	(44)
Total Company	$875	$831
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $47 million and $44 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $7 million and $7 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Three Months Ended March 31,
	2012	2011
Real Estate Franchise Services	$61	$62
Company Owned Real Estate Brokerage Services	(17)	(37)
Relocation Services	4	10
Title and Settlement Services	2	2
Corporate and Other	(20)	(48)
Total Company	$30	$(11)
Less:
Depreciation and amortization	45	46
Interest expense, net	170	179
Income tax expense	7	1
Net loss attributable to Holdings and Realogy	$(192)	$(237)
_______________

(a)
Includes $3 million of restructuring costs and $6 million loss on the early extinguishment of debt, partially offset by $3 million of former parent legacy benefits for the three months ended March 31, 2012, compared to $2 million of restructuring costs and $36 million loss on the early extinguishment of debt, partially offset by $2 million of former parent legacy benefits for the three months ended March 31, 2011.

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
Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$606	$—	$—	$606
Service revenue	—	—	—	110	62	—	172
Franchise fees	—	—	—	54	—	—	54
Other	—	—	—	42	1	—	43
Net revenues	—	—	—	812	63	—	875
Expenses
Commission and other agent-related costs	—	—	—	402	—	—	402
Operating	—	—	—	269	49	—	318
Marketing	—	—	—	51	—	—	51
General and administrative	—	—	17	57	3		77
Former parent legacy costs (benefit), net	—	—	(3)	—	—	—	(3)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	2	43	—	—	45
Interest expense, net	—	—	168	2	—	—	170
Loss on the early extinguishment of debt	—	—	6	—	—	—	6
Other income/expense, net	—	—	—	1	—	—	1
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	191	827	52	—	1,070
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(191)	(15)	11	—	(195)
Income tax expense (benefit)	—	—	5	(6)	8	—	7
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(10)	—	(10)
Equity in (earnings) losses of subsidiaries	192	192	(4)	(13)	—	(367)	—
Net income (loss)	(192)	(192)	(192)	4	13	367	(192)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income (loss) attributable to Holdings and Realogy	$(192)	$(192)	$(192)	$4	$13	$367	$(192)
Comprehensive income (loss) attributable to Holdings and Realogy	$(190)	$(190)	$(190)	$4	$14	$362	$(190)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$575	$—	$—	$575
Service revenue	—	—	—	105	59	—	164
Franchise fees	—	—	—	51	—	—	51
Other	—	—	—	39	2	—	41
Net revenues	—	—	—	770	61	—	831
Expenses
Commission and other agent-related costs	—	—	—	374	—	—	374
Operating	—	—	—	274	44	—	318
Marketing	—	—	—	43	—	—	43
General and administrative	—	—	14	53	4		71
Former parent legacy costs (benefit), net	—	—	(2)	—	—	—	(2)
Restructuring costs	—	—	—	2	—	—	2
Depreciation and amortization	—	—	2	44	—	—	46
Interest expense, net	—	—	177	2	—	—	179
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	228	791	48	—	1,067
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(228)	(21)	13	—	(236)
Income tax expense (benefit)	—	—	4	(7)	4	—	1
Equity in (earnings) losses of subsidiaries	237	237	5	(9)	—	(470)	—
Net income (loss)	(237)	(237)	(237)	(5)	9	470	(237)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income (loss) attributable to Holdings and Realogy	$(237)	$(237)	$(237)	$(5)	$9	$470	$(237)
Comprehensive income (loss) attributable to Holdings and Realogy	$(226)	$(226)	$(226)	$(5)	$10	$447	$(226)

Condensed Consolidating Balance Sheet
March 31, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$38	$63	$48	$(1)	$148
Trade receivables, net	—	—	—	80	42	—	122
Relocation receivables	—	—	—	31	354	—	385
Relocation properties held for sale	—	—	—	7	—	—	7
Deferred income taxes	—	—	11	53	(2)	—	62
Intercompany note receivable	—	—	—	31	20	(51)	—
Other current assets	—	—	9	70	22	—	101
Total current assets	—	—	58	335	484	(52)	825
Property and equipment, net	—	—	16	137	2	—	155
Goodwill	—	—	—	2,617	—	—	2,617
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,825	—	—	2,825
Other intangibles, net	—	—	—	428	—	—	428
Other non-current assets	—	—	74	86	55	—	215
Investment in subsidiaries	(1,698)	(1,698)	8,213	187	—	(5,004)	—
Total assets	$(1,698)	$(1,698)	$8,361	$7,347	$541	$(5,056)	$7,797
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$24	$145	$12	$(1)	$180
Securitization obligations	—	—	—	—	302	—	302
Intercompany note payable	—	—	—	20	31	(51)	—
Due to former parent	—	—	76	—	—	—	76
Revolving credit facilities and current portion of long-term debt	—	—	61	50	—	—	111
Accrued expenses and other current liabilities	—	—	310	291	40	—	641
Intercompany payables	—	—	2,249	(2,193)	(56)	—	—
Total current liabilities	—	—	2,720	(1,687)	329	(52)	1,310
Long-term debt	—	—	7,121	—	—	—	7,121
Deferred income taxes	—	—	(601)	1,493	—	—	892
Other non-current liabilities	—	—	91	56	25	—	172
Intercompany liabilities	—	—	728	(728)	—	—	—
Total liabilities	—	—	10,059	(866)	354	(52)	9,495
Total equity (deficit)	(1,698)	(1,698)	(1,698)	8,213	187	(5,004)	(1,698)
Total liabilities and equity (deficit)	$(1,698)	$(1,698)	$8,361	$7,347	$541	$(5,056)	$7,797

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	(1)	—	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	303	510	(31)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	2,614	—	—	2,614
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,842	—	—	2,842
Other intangibles, net	—	—	—	439	—	—	439
Other non-current assets	—	—	68	85	59	—	212
Investment in subsidiaries	(1,508)	(1,508)	8,207	181	—	(5,372)	—
Total assets	$(1,508)	$(1,508)	$8,316	$7,341	$572	$(5,403)	$7,810
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Intercompany note payable	—	—	—	19	6	(25)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facilities and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany payables	—	—	2,222	(2,203)	(19)	—	—
Total current liabilities	—	—	2,793	(1,694)	368	(31)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	(604)	1,494	—	—	890
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany liabilities	—	—	727	(727)	—	—	—
Total liabilities	—	—	9,824	(866)	391	(31)	9,318
Total equity (deficit)	(1,508)	(1,508)	(1,508)	8,207	181	(5,372)	(1,508)
Total liabilities and equity (deficit)	$(1,508)	$(1,508)	$8,316	$7,341	$572	$(5,403)	$7,810

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(85)	$11	$43	$(1)	$(32)
Investing Activities
Property and equipment additions	—	—	(1)	(8)	—	—	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Purchases of certificates of deposit, net	—	—	—	(3)	—	—	(3)
Change in restricted cash	—	—	—	—	(4)	—	(4)
Intercompany note receivable	—	—	—	(25)	—	25	—
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	(1)	(40)	(4)	25	(20)
Financing Activities
Net change in revolving credit facilities	—	—	(200)	—	(8)	—	(208)
Repayments of term loan credit facility	—	—	(629)	—	—	—	(629)
Proceeds from issuance of First Lien Notes	—	—	593	—	—	—	593
Proceeds from the issuance of First and a Half Lien Notes	—	—	325	—	—	—	325
Net change in securitization obligations	—	—	—	—	(27)	—	(27)
Debt issuance costs	—	—	(1)	—	(1)	—	(2)
Intercompany dividend	—	—	—	—	(6)	6	—
Intercompany note payable	—	—	—	—	25	(25)	—
Intercompany transactions	—	—	28	14	(42)	—	—
Other, net	—	—	6	(2)	—	—	4
Net cash provided by (used in) financing activities	—	—	122	12	(59)	(19)	56
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	36	(17)	(19)	5	5
Cash and cash equivalents, beginning of period	—	—	2	80	67	(6)	143
Cash and cash equivalents, end of period	$—	$—	$38	$63	$48	$(1)	$148

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(79)	$(25)	$19	$(2)	$(87)
Investing Activities
Property and equipment additions	—	—	(1)	(10)	—	—	(11)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(2)	—	—	(2)
Purchases of certificates of deposit, net	—	—	—	—	(5)	—	(5)
Intercompany note receivable	—	—	—	(16)	—	16	—
Other, net	—	—	—	(1)	—	—	(1)
Net cash provided by (used in) investing activities	—	—	(1)	(29)	(5)	16	(19)
Financing Activities
Net change in revolving credit facilities	—	—	(20)	(5)	(8)	—	(33)
Proceeds from term loan extensions	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(702)	—	—	—	(702)
Proceeds from the issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Net change in securitization obligations	—	—	—	—	(21)	—	(21)
Debt issuance costs	—	—	(33)	—	—	—	(33)
Intercompany dividend	—	—	—	—	(2)	2	—
Intercompany note payable	—	—	—	—	16	(16)	—
Intercompany transactions	—	—	(29)	41	(12)	—	—
Other, net	—	—	—	(2)	(1)	—	(3)
Net cash provided by (used in) financing activities	—	—	14	34	(28)	(14)	6
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	(66)	(20)	(13)	—	(99)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$3	$54	$38	$(2)	$93

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying Notes included in the 2011 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Holdings, the indirect parent of Realogy, does not conduct any operations other than with respect to its indirect ownership of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy's consolidated financial statements. All issuances of Holdings' equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy's condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2011 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby's International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2012, we had approximately 13,800 franchised and company owned offices and 241,000 independent sales associates operating under our brands in the U.S. and 102 other countries and territories around the world, which included approximately 725 of our company owned and operated brokerage offices with approximately 41,500 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group® and Sotheby's International Realty® brand names. In addition, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, home finding and other destination services, expense processing, relocation policy counseling and other consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training, and group move management services.

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services business.

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
Realogy incurred substantial indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay a portion of Realogy’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, Realogy entered into the senior secured credit facility, issued unsecured notes and refinanced the credit facilities governing Realogy’s relocation securitization programs. In addition, investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P. or one of its affiliates (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”), as well as members of management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to Realogy to complete the Merger Transactions, which was treated as a contribution to Realogy’s equity. Holdings common stock is currently owned or controlled solely by Apollo, although other parties own Convertible Notes that may be converted, at the option of such parties, into Holdings common stock.
Current Industry Trends
Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and although it has shown strong growth over several decades, it has been in a significant and prolonged downturn, which initially began in the second half of 2005. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units has declined by 40% and the median existing homesale price has declined by 24%. Due to favorable affordability trends due to low mortgage rates and lower home prices, in the first quarter of 2012 the existing home residential real estate market showed signs of modest growth, particularly with respect to year-over-year unit growth. NAR reported year-over-year increases of 7% in homesales in the first quarter of 2012 compared to the first quarter of 2011.
In response to the housing downturn, the U.S. government implemented certain actions to help stabilize and assist in a recovery of the residential real estate market. These measures have included: (1) the placement of Fannie Mae and Freddie Mac in conservatorship in September 2008 and the funding by the government of billions of dollars to these entities to backstop shortfalls in their capital requirements; (2) the establishment, and subsequent expansion and extension, of a federal homebuyer tax credit for qualified buyers (that, as extended, required signed contracts on or before April 30, 2010); (3) as part of a broader plan to bring stability to credit markets and stimulate the housing market, the purchase of mortgage-backed securities by the Federal Reserve in an attempt to maintain low mortgage rates which concluded in mid-2011; (4) the continuation of the 2008 higher loan limits for the FHA, Freddie Mac and Fannie Mae loans most recently extended to the end of 2013; and (5) the availability of low-cost refinancing through Fannie Mae and Freddie Mac to certain homeowners negatively impacted by falling home prices and encouraging lenders to modify loan terms, including reductions in principal amount, with borrowers at risk of foreclosure or already in foreclosure. Based in part on these measures, since 2010, the residential real estate market has shown signs of stabilization through the end of 2011, particularly with respect to the number of homesale transactions, though pressure continues to exist on average homesale price in part due to the high levels of distressed sales.
Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market, thereby reducing the rate of sales volume decline. According to Freddie Mac, interest rates on commitments for 30-year, fixed-rate first mortgages have decreased from 5.3% in December 2008 to 4.0% in March 2012.
Continuing constraints on the housing market include conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions have tightened significantly during this housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. As a result, mortgages are less available to borrowers and it frequently takes longer to close a homesale transaction due to the enhanced mortgage and underwriting requirements.

Corelogic, one of several third parties that track residential housing statistics, in their March 2012 press release, disclosed that there were 1.6 million units of so called shadow inventory as of January 2012 which is slightly down from 1.8 million units as of January 2011. Of the 1.6 million properties currently in the shadow inventory, 800,000 units are seriously delinquent (90 days or more), 410,000 are in some stage of foreclosure and 400,000 are already in REO. Florida, California and Illinois account for more than a third of the shadow inventory and the top six states, which would also include New York, Texas and New Jersey, account for half of the shadow inventory. This shadow inventory could, were it to be released into the market, adversely impact home prices in local markets, while potentially increasing unit sales activity.
According to NAR, the inventory of existing homes for sale is 2.4 million homes at March 2012 and the inventory level has trended down from a record 4.0 million homes in July 2007, and is 22 percent below a year ago. The March 2012 inventory represents a supply of 6.3 months at the current sales pace. The inventory supply is returning to a more normal level and acting as a stabilizing force on home prices; however, the supply could increase due to the release of homes for sale by financial institutions and this factor could add downward pressure on the price of existing homesales. In addition, in many markets at certain price points there are low levels of inventory, which could mute sales activity over the near term.
Recent Legislative and Regulatory Matters
Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. These standards and practices include limitations, which are scheduled to become effective in 2013, on the amount that a mortgage originator may receive with respect to a "qualified mortgage," including fees received by affiliates of the mortgage originator. Based upon the current legislation and the definition of a qualified mortgage, the fees that TRG, as a provider of title and settlement services, charges in transactions originated by our joint venture, PHH Home Loans could be adversely affected. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, disrupt mortgage availability, increase down payment requirements, increase mortgage costs and result in potential litigation for housing market participants.
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

•
lower unit sales, due to reduced inventory levels in certain markets at lower price points, the reluctance of first time homebuyers to purchase due to concerns about investing in a home and move-up buyers having limited or negative equity in homes;

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
Homesales
According to NAR, homesale transactions for 2011 increased 2% over 2010 and represent the 4th consecutive year that existing homesale transactions have been in the 4.1 to 4.3 million range on an annual basis, despite adverse economic and housing conditions during that period. For the three months ended March 31, 2012, RFG and NRT homesale transactions increased 7% and 8%, respectively, due to an overall pick-up in homebuyer activity compared to the first quarter of 2011. Also of note is that RFG experienced similar homesale transaction gains across all homesale price ranges in the first quarter of 2011 compared to the prior year. The quarterly and annual year over year trend in homesale transactions is as follows:

		2012 vs. 2011
			Second Quarter Forecast	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2012 vs. 2011 Forecast
	Full Year 2011 vs. 2010	First Quarter

Number of Homesales
Industry
NAR (a)	2%	7%	*	*	*	10%
Fannie Mae (a)	2%	4%	10%	10%	4%	8%
Realogy
Real Estate Franchise Services	(1)%	7%
Company Owned Real Estate Brokerage Services	—%	8%
_______________

(a)	Existing homesale data is as of the most recent NAR and Fannie Mae press release.

*	NAR has amended its disclosure process to only provide historical quarterly data and full year forecasts.
As of their most recent releases, NAR is forecasting a 10% increase in existing homesale transactions in 2012, while Fannie Mae is forecasting an increase of 8%. For 2013, NAR and Fannie Mae are forecasting an increase of 1% and 2%, respectively, in existing homesale transactions for 2013 compared to 2012.

Homesale Price
NAR reported homesale price declines of 4% for the year ended December 31, 2011 compared to 2010 while our price was flat for RFG and down 2% for NRT. We believe that one significant reason, other than our geographic footprint, that accounts for the difference between our average homesale price and the median homesale price of NAR in 2011 is due to the high level of distressed sales included in NAR’s data. For the three months ended March 31, 2012, average homesale price was flat for RFG which was consistent with NAR's first quarter forecast and down 3% for NRT due to a shift in the mix of business to more lower priced homes. The quarterly and annual year over year trend in the price of homes is as follows:

		2012 vs. 2011
			Second Quarter Forecast	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2012 vs. 2011 Forecast
	Full Year 2011 vs. 2010	First Quarter

Price of Homes
Industry
NAR (a)	(4)%	—%	*	*	*	2%
Fannie Mae (a)	(4)%	(2)%	(3)%	(2)%	(2)%	(3)%
Realogy
Real Estate Franchise Services	—%	—%
Company Owned Real Estate Brokerage Services	(2)%	(3)%
_______________

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.

*	NAR has amended its disclosure process to only provide historical quarterly data and full year forecasts.
As of their most recent releases, for 2012 NAR is forecasting a 2% increase in the median existing homesale price compared to 2011 and Fannie Mae is forecasting a 3% decline. For 2013, NAR is forecasting an increase of 2% in median homesale prices for 2013 compared to 2012 while Fannie Mae is forecasting a decrease of 1% in median homesale prices for 2013 compared to 2012.
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
Housing Affordability Index
According to NAR, the housing affordability index has continued to improve as a result of the homesale price declines that began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index improved to 207 as of February, 2012 compared to 185 for 2011, 174 for 2010 and 169 for 2009 and the overall improvement in this index could favorably impact a housing recovery.
Other Factors
Due to the prolonged downturn in the residential real estate market, a significant number of franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact transaction volumes in the future. Due to the factors noted above, we continue to actively monitor the collectability of receivables and notes from our franchisees.

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
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through the first quarter of 2012, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the average brokerage commission rates will modestly decline.
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
A decline in the number of homesale transactions and the decline in homesale prices has and could continue to adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees and company owned brokerages, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers.

The following table presents our drivers for the three months ended March 31, 2012 and 2011. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2012	2011	% Change
Real Estate Franchise Services (a)
Closed homesale sides	197,458	184,643	7%
Average homesale price	$194,071	$193,710	—%
Average homesale broker commission rate	2.56%	2.54%	2 bps
Net effective royalty rate	4.75%	4.87%	(12) bps
Royalty per side	$248	$251	(1%)
Company Owned Real Estate Brokerage Services
Closed homesale sides	55,273	51,200	8%
Average homesale price	$403,115	$414,164	(3%)
Average homesale broker commission rate	2.51%	2.50%	1 bps
Gross commission income per side	$10,959	$11,188	(2%)
Relocation Services
Initiations	37,470	35,108	7%
Referrals	14,266	12,813	11%
Title and Settlement Services
Purchase title and closing units	20,565	18,971	8%
Refinance title and closing units	22,016	16,826	31%
Average price per closing unit	$1,237	$1,386	(11%)
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
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
Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2012	2011	Change
Net revenues	$875	$831	$44
Total expenses (1)	1,070	1,067	3
Loss before income taxes, equity in earnings and noncontrolling interests	(195)	(236)	41
Income tax expense	7	1	6
Equity in earnings of unconsolidated entities	(10)	—	(10)
Net loss	(192)	(237)	45
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Holdings and Realogy	$(192)	$(237)	$45

_______________

(1)
Total expenses for the three months ended March 31, 2012 include $3 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by $3 million of former parent legacy benefits. Total expenses for the three months ended March 31, 2011 include $2 million of restructuring costs and $60 million related to the 2011 Refinancing Transactions, partially offset by $2 million of former parent legacy benefits.

Net revenues increased $44 million (5%) for the three months ended March 31, 2012 compared with the three months ended March 31, 2011, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment due to higher homesale transaction volume.
Total expenses increased $3 million primarily due to:

1.	a $42 million increase in commission and other agent-related costs, operating, marketing and general and administrative expenses primarily related to:

•
a $28 million increase in commission expense for the Company Owned Real Estate Brokerage Services segment due to increased volume partially offset by $11 million lower operating expenses primarily as a result of restructuring and cost-saving activities;

•
an increase in expenses for the Real Estate Franchise Service segment, primarily due to an $8 million increase in marketing expenses, $3 million of incremental legal expenses, and $3 million of incremental employee related costs;

•	a $4 million increase in variable operating expense for the Relocation Services segment primarily as a result of increases in volume and $3 million of incremental employee related costs; and

•	an increase in variable operating expenses for the Title and Settlement segment of $3 million as a result of increases in underwriter and resale volume.
The increase in employee related costs noted above was primarily due to $10 million of expense for the 2012 bonus plan which is in addition to $11 million of expense being recognized for the 2011-2012 retention plan whereas in the first quarter of 2011 only $11 million of expense was being recognized for the retention plan. As a result, during the first quarter of 2012, there is double the amount of expense for these employee related costs compared to the first quarter of 2011.

2.
offset by a decrease of $30 million related to the loss on the early extinguishment of debt which was $6 million for the three months ended March 31, 2012 compared to $36 million for the three months ended March 31, 2011; and

3.
a decrease of $9 million in interest expense compared to the three months ended March 31, 2011 primarily because the first quarter of 2011 included incremental interest expense of $17 million as a result of the de-designation of interest rate swaps and $7 million due to the write-off of financing costs as a result of the 2011 Refinancing Transactions.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the three months ended March 31, 2012 was $7 million.  This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $1 million was recognized for foreign and state income taxes for certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31, 2012 and 2011:

	Revenues (a)			EBITDA (b)			Margin
	2012	2011	% Change	2012	2011	% Change	2012	2011	Change
Real Estate Franchise Services	$129	$118	9%	$61	$62	(2)%	47%	53%	(6)
Company Owned Real Estate Brokerage Services	617	587	5	(17)	(37)	54	(3)	(6)	3
Relocation Services	88	87	1	4	10	(60)	5	11	(6)
Title and Settlement Services	88	83	6	2	2	—	2	2	—
Corporate and Other	(47)	(44)	*	(20)	(48)	*
Total Company	$875	$831	5%	$30	$(11)	373%	3%	(1)%	4
Less: Depreciation and amortization				45	46
Interest expense, net (c)				170	179
Income tax expense				7	1
Net loss attributable to Holdings and Realogy				$(192)	$(237)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $47 million and $44 million during the three months ended March 31, 2012 and 2011, respectively.

(b)
EBITDA for the three months ended March 31, 2012 includes $10 million of expense for the 2012 bonus plan in addition to $11 million of expense for the 2011-2012 retention plan, $3 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by $3 million of former parent legacy benefits. EBITDA for the three months ended March 31, 2011 includes $11 million of expense for the 2011-2012 retention plan, $2 million of restructuring costs and $36 million related to the loss on the early extinguishment of debt, partially offset by $2 million of former parent legacy benefits.

(c)
Includes $24 million of interest expense in the three months ended March 31, 2011 due to the de-designation of interest rate swaps and write-off of deferred financing costs as a result of the 2011 Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 4 percentage points for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase in revenues for the Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments due to higher homesale transaction volume. In addition, the increase in EBITDA was also due to a $30 million reduction in the loss on the early extinguishment of debt for the three months ended March 31, 2012 compared to the same period in 2011.
On a segment basis, the Real Estate Franchise Services segment margin decreased 6 percentage points to 47% from 53%. The three months ended March 31, 2012 reflected increases in franchisee royalty revenue due to an increase in homesale transactions offset by the timing of marketing spend into the first quarter of 2012 for Century 21 advertising that took place during Super Bowl XLVI and increases in legal and employee related expenses. The Company Owned Real Estate Brokerage Services segment margin increased 3 percentage points to negative 3% from negative 6% in the prior period. The three months ended March 31, 2012 reflected an increase in the number of homesale transactions and increase in the average homesale broker commission rate offset by an decrease in average homesale price. The Relocation Services segment margin decreased 6 percentage points to 5% from 11% in the comparable prior period primarily due to an increase in employee related costs, higher foreign currency exchange rate losses, and higher restructuring costs. The Title and Settlement Services segment margin remained constant at 2%.
The Corporate and Other EBITDA for the three months ended March 31, 2012 increased $28 million to negative $20 million primarily due to a $30 million reduction in the loss on the early extinguishment of debt which was $6 million as a result of the 2012 Senior Secured Notes Offering compared to $36 million as a result of the 2011 Refinancing Transactions.
Real Estate Franchise Services
Revenues increased $11 million to $129 million and EBITDA decreased $1 million to $61 million for the three months ended March 31, 2012 compared with the same period in 2011.

The increase in revenue was driven by a $3 million increase in third-party domestic franchisee royalty revenue due to a 7% increase in the number of homesale transactions along with an increase in the average broker commission rate, partially offset by a lower net effective royalty rate as a result of our larger affiliates achieving higher volume levels. In addition, marketing revenue and related marketing expenses increased $7 million and $8 million, respectively, primarily due to the timing of advertising spend for Century 21 compared to the same period in 2011.
The increase in revenue was also attributable to a $2 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $44 million and $42 million during the first quarter of 2012 and 2011, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $1 million decrease in EBITDA was principally due to a $3 million increase in legal expense, a $3 million increase in employee related expenses due to the 2012 bonus plan on top of the retention plan and a net $1 million decrease in EBITDA due to marketing activities, partially offset by the increase in royalty revenues discussed above.
Company Owned Real Estate Brokerage Services
Revenues increased $30 million to $617 million and EBITDA increased $20 million to a negative $17 million for the three months ended March 31, 2012 compared with the same period in 2011.
The increase in revenues, excluding REO revenues, of $33 million was due to increased commission income earned on homesale transactions which was primarily driven by an 8% increase in the number of homesale transactions and an increase in the average broker commission rate, partially offset by a 3% decrease in average price of homes sold. We believe the 8% increase in homesale transactions and 3% decrease in the average price of homes sold is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $3 million to $3 million in the three months ended March 31, 2012 compared to the same period in 2011 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA increased $20 million due to:

•	$30 million increase in revenues discussed above;

•	a $10 million increase in equity earnings related to our investment in PHH Home Loans; and

•	a $11 million decrease in other operating expenses, net of inflation, primarily due to restructuring and cost-saving activities and employee costs.
These increases were partially offset by a $28 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $2 million increase in royalties paid to the Real Estate Franchise Services segment and a $2 million increase in employee related costs due to the 2012 bonus plan on top of the retention plan.
Relocation Services
Revenues increased $1 million to $88 million and EBITDA decreased $6 million to $4 million for the quarter ended March 31, 2012 compared with the same quarter in 2011.
The increase in revenues was primarily driven by $3 million of incremental international revenue due to increased transaction volume partially offset by a $2 million decrease in at-risk revenue driven primarily by a lower at-risk transaction volume compared to the same quarter in 2011.
EBITDA decreased $6 million as a result of a $4 million increase in operating costs driven by higher volume, $3 million increase in employee related costs due to the 2012 bonus plan on top of the retention plan, $1 million of higher foreign currency exchange rate losses and $1 million of restructuring costs partially offset by the increase in revenues discussed above.
Title and Settlement Services
Revenues increased $5 million to $88 million and EBITDA remained flat at $2 million for the quarter ended March 31, 2012 compared with the same quarter in 2011.

The increase in revenues was primarily driven by a $3 million increase in resale volume, a $1 million increase in underwriter revenue and a $1 million increase in refinancing transactions. EBITDA remained flat as a result of the increase in revenues offset by an increase of $3 million in variable operating costs as a result of the increase in volume, $1 million of incremental claims reserves due to the timing of claims and the increase in underwriter transactions and $1 million of restructuring costs.
2012 Restructuring Program
During the first three months of 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $8 million in 2012. As of March 31, 2012, the Company Owned Real Estate Brokerage Services, the Relocation Services, and the Title and Settlement Services segments each recognized $1 million of facility related expenses. At March 31, 2012, the remaining liability is $1 million.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services segment recognized $1 million of personnel related expense and the Title and Settlement Services segments recognized $1 million of facility related expenses. At March 31, 2012, the remaining liability is $2 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2010. At December 31, 2011, the remaining liability for these various restructuring activities was $17 million. During the three months ended March 31, 2012, the Company utilized $1 million of the remaining accrual resulting in a remaining liability of $16 million related to future lease payments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2012	December 31, 2011	Change
Total assets	$7,797	$7,810	$(13)
Total liabilities	$9,495	$9,318	$177
Total equity (deficit)	$(1,698)	$(1,508)	$(190)
For the three months ended March 31, 2012, total assets decreased $13 million primarily as a result of a decrease in franchise agreements intangible assets, other intangibles and property and equipment of $17 million, $11 million and $10 million, respectively, due to amortization and depreciation, partially offset by a $5 million increase in cash and cash equivalents, $13 million increase in other current assets and a $7 million increase in relocation receivables.
Total liabilities increased $177 million principally due to a $82 million increase in indebtedness. Accrued liabilities increased due to an increase in accrued interest of $102 million as well as $15 million of accrued debt financing costs related to the 2012 Senior Secured Note Offering. These increases were partially offset by a $25 million decrease in securitization obligations.
Total equity (deficit) decreased $190 million primarily due to the net loss attributable to Holdings and Realogy of $192 million for the three months ended March 31, 2012.
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
Although we have seen improvement in affordability and stabilization in homesale sides at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment, we are not certain whether these signs of stabilization will lead to a recovery. We cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital.
Our primary liquidity needs will be to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Primarily as a consequence of our cash interest obligations, we expect to experience negative cash flows in 2012 given our operating environment. However, if conditions in the real estate market do not deteriorate further, given our availability under our extended revolving credit facility and other sources of liquidity which we believe are available to us, we believe we will be able to meet our cash flow needs through March 31, 2013.
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
Cash Flows
At March 31, 2012, we had $148 million of cash and cash equivalents, an increase of $5 million compared to the balance of $143 million at December 31, 2011. The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	March 31, 2012	March 31, 2011	Change
Cash provided by (used in):
Operating activities	$(32)	$(87)	$55
Investing activities	(20)	(19)	(1)
Financing activities	56	6	50
Effects of change in exchange rates on cash and cash equivalents	1	1	—
Net change in cash and cash equivalents	$5	$(99)	$104

For the three months ended March 31, 2012, we utilized $55 million less cash in operations compared to the same period in 2011. For the three months March 31, 2012, $32 million of cash was used in operating activities due to negative cash flows from operating results of $142 million including $66 million of cash interest payments, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $103 million. For the three months ended March 31, 2011, $87 million of cash was used in operating activities due to negative cash flows from operating results of $131 million including $36 million of cash interest payments as well as an increase in trade receivables and relocation receivables of $9 million and $7 million, respectively. These uses of cash were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $62 million.
For the three months ended March 31, 2012, we used $1 million more cash for investing activities compared to the same period in 2011. For the three months ended March 31, 2012, $20 million of cash was used primarily for $9 million of property and equipment additions, $4 million of acquisition related payments, a $4 million increase in restricted cash and the purchase of certificates of deposit for $3 million. For the three months ended March 31, 2011, $19 million of cash was used primarily for $11 million of property and equipment additions and the purchase of certificates of deposit for $5 million.
For the three months ended March 31, 2012, $50 million more cash was provided from financing activities compared to the same period in 2011. For the three months ended March 31, 2012, $56 million of cash was provided as a result of the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes partially offset by $629 million of term loan facility repayments, the repayment of revolver borrowings of $208 million and $27 million of securitization obligation repayments. For the three months ended March 31, 2011, $6 million of cash was provided comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes and $98 million related to the proceeds from the extension of the term loan facility, partially offset by $702 million of term loan facility repayments, a decrease in incremental revolver borrowings of $33 million of revolving credit, the payment of $33 million of debt issuance costs and $21 million of securitization obligation repayments.
Financial Obligations
Indebtedness Table
As of March 31, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	$363	$—	$283
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	108	100	8
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	52	52	—
Senior Subordinated Notes (5)	12.375%	April 2015	190	188	—
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489	—
Senior Notes (7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	400	270	130
Cartus Financing Limited (9)		Various	64	32	32
			$8,073	$7,534	$453

_______________

(1)
The available capacity under this facility was reduced by $80 million of outstanding letters of credit. On May 1, 2012, the Company had $197 million outstanding on the extended revolving credit facility and $79 million of outstanding letters of credit, leaving $81 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, adjusted LIBOR plus 3.25% or ABR plus 2.25% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 4.25% or (b) the higher of the Federal Funds Effective Rate plus 1.75% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 3.25%.

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility; $8 million of capacity which expires in August 2012, $50 million due in January 2013 and $50 million due in July 2013.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $2 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.
Indebtedness Incurred in Connection with the Merger and Subsequent Debt Transactions
Realogy incurred indebtedness in 2007 in connection with the Merger, which included borrowings under Realogy's senior secured credit facility (the “Senior Secured Credit Facility”) and the issuance of unsecured notes. Realogy borrowed an initial amount of $3,170 million term loan facility under the Senior Secured Credit Facility (consisting of $1,950 million initial term loan facility and a $1,220 million delayed draw term loan facility) with original maturity dates of October 2013. The $1,950 million initial term loan facility was used by Realogy to finance a part of the Merger, including, without limitation, payment of fees and expenses contemplated thereby. In addition, Realogy used the $1,220 million delayed draw term loan facility to finance the refinancing or discharge of Realogy's previously existing senior notes, including, without limitation, the payment of fees and expenses. Realogy issued an original aggregate principal amount of $3,125 million of unsecured notes with maturity dates in 2014 and 2015 (the "Existing Notes") to finance a part of the Merger, including, without limitation, payment of fees and expenses.
In 2009, 2011 and 2012, Realogy completed various debt transactions, which are detailed below, that accomplished one or more of the following: (1) provided additional cushion under the senior secured leverage ratio; (2) extended the maturity of certain portions of our indebtedness; (3) provided additional liquidity to fund operations; and (4) issued $2,110 million of Convertible Notes that if converted to equity would improve Realogy's liquidity position.
In September and October 2009, Realogy incurred $650 million of Second Lien Loans (the "Second Lien Loans") under the Senior Secured Credit Facility, the net proceeds of which were used to pay down outstanding balances on the revolving credit facility under the Senior Secured Credit Facility and for working capital as well as to exchange $150 million of Second Lien Loans for $221 million aggregate principal amount of outstanding Senior Toggle Notes.
In January and February of 2011, Realogy completed a series of transactions, referred to herein as the “2011 Refinancing Transactions,” to refinance portions of its Senior Secured Credit Facility and the Existing Notes.
On January 5, 2011, Realogy completed private exchange offers, relating to its then outstanding Existing Notes (the “Debt Exchange Offering”). As a result of the Debt Exchange Offering, $2,110 million of Existing Notes were tendered for Convertible Notes due 2018, $632 million of Existing Notes due 2014 and 2015 were tendered for Extended Maturity Notes due 2017 and 2018 and $303 million of Existing Notes remained outstanding.
Effective February 3, 2011, we entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following: (i) extended the maturity of a significant portion of our first lien term loans to October 10, 2016; (ii) extended the maturity of a significant portion of the loans and commitments under our revolving credit facility to April 10, 2016, and converted a portion of the extended revolving loans to extended term loans ($98 million in the aggregate); (iii) extended the maturity of a significant portion of the commitments under our synthetic letter of credit facility to October 10, 2016; and (iv) allowed for the issuance of First and a Half Lien Notes, which would not be counted as senior secured debt for purposes of determining the Company's compliance with the senior secured leverage covenant under the Senior Secured Credit Facility. On February 3, 2011, the Company issued $700 million aggregate principal amount of Existing First and a Half Lien Notes due 2019 in a private offering exempt from the registration requirements of the Securities Act, the net proceeds of which, along with cash on hand, were used to prepay $700 million of certain of the first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.
On February 2, 2012, Realogy issued $593 million of First Lien Notes due 2020 and $325 million of New First and a Half Lien Notes due 2020 in a private offering exempt from the registration requirements of the Securities Act, referred to herein as the “2012 Senior Secured Notes Offering.” The Company used the proceeds from the offering, of approximately $918 million, to: (i) prepay $629 million of its non-extended term loan borrowings under its senior secured credit facility which were due to mature in October 2013, (ii) repay all of the $133 million in outstanding borrowings under its non-extended revolving credit facility which was due to mature in April 2013, and (iii) repay $156 million of the outstanding borrowings under its extended revolving credit facility. In conjunction with the repayments of $289 million described in clauses (ii) and (iii), the Company reduced the commitments under its non-extended revolving credit facility by a like amount, thereby terminating the non-extended revolving credit facility.
***
Senior Secured Credit Facility
The Senior Secured Credit Facility consists of (i) term loan facilities, (ii) revolving credit facilities, (iii) a synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) an incremental (or accordion) loan facility, a portion of which as summarized above was utilized in connection with the incurrence of Second Lien Loans. Realogy uses the revolving credit facility for, among other things, working capital and other general corporate purposes.
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
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $186 million at March 31, 2012, of which $43 million will expire in October 2013 and $143 million will expire in October 2016. As of March 31, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, Second Lien Loans, other bank indebtedness not secured by a first lien on Realogy or its subsidiaries assets, securitization obligations or the unsecured notes. At March 31, 2012, Realogy’s senior secured leverage ratio was 4.02 to 1.0.
Realogy has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Intermediate equity for cash, which would be infused as capital into Realogy. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If Realogy is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
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
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of the Company and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. The First Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of the Company that is a guarantor under the Senior Secured Credit Facility and certain of the Company's outstanding securities. The First Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes and the Second Lien Loans.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of the Company. The $700 million of Existing First and a Half Lien Notes mature on February 15, 2019 and bear interest at a rate of 7.875% per annum, payable semiannually on February 15 and August 15 of each year. The New First and a Half Lien Notes mature on January 15, 2020. The $325 million of New First and a Half Lien Notes bear interest at a rate of 9.0% per annum and interest is payable semiannually on January 15 and July 15 of each year, commencing July 15, 2012. The First and a Half Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of the Company that is a guarantor under the Senior Secured Credit Facility and certain of the Company's outstanding securities. The First and a Half Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes, and (ii) senior to the collateral liens securing the Company’s second lien obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.

Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $100 million at March 31, 2012 and $125 million at December 31, 2011 and a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at March 31, 2012 and December 31, 2011. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility. The facilities generally have a one-year term with certain options for renewal. As of March 31, 2012, Realogy had outstanding borrowings of $100 million under these credit facilities. In April 2012, Realogy extended the $50 million facility that was due in July 2012 to July 2013. As a result, Realogy has $8 million of capacity which expires in August 2012, $50 million due in January 2013 and $50 million due in July 2013. For the three months ended March 31, 2012 and March 31, 2011, the weighted average interest rate under the U.S. credit facilities was 2.9% with interest payable either monthly or quarterly.
Unsecured Notes
On April 10, 2007, Realogy issued in a private placement $1,700 million of Senior Notes due 2014, $550 million of Senior Toggle Notes due 2014 and $875 million of Senior Subordinated Notes due 2015. On February 15, 2008, Realogy completed an exchange offer to register the privately placed notes under the Securities Act. The registration statement was filed on Form S-4 (File No. 333-148153 declared effective by the SEC on January 9, 2008). The term "Existing Notes" refers to the privately placed notes and the exchange notes.
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
Realogy would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as “applicable high yield discount obligations” (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, Realogy is required to redeem for cash a portion of each Senior Toggle Note outstanding on April 15, 2012 for the periods that Realogy elected to pay PIK Interest. As a result, on April 16, 2012, Realogy redeemed $11 million principal amount of the outstanding Senior Toggle Notes.
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
On March 21, 2012, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-179896) of Holdings and Realogy, which included the effectiveness of a Post-Effective Amendment to the registration statement initially declared effective on June 16, 2011. The Registration Statement registers for resale the outstanding Convertible Notes and the Class A Common Stock of Holdings issuable upon conversion of the Convertible Notes. Offers and sales of the Convertible Notes and Class A Common Stock may be made by selling securityholders named in the registration statement pursuant to the related prospectus, as amended or supplemented from time to time.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering, the Company recorded a loss on the early extinguishment of debt of $6 million during the three months ended March 31, 2012.
As a result of the 2011 Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of debt modifications during the three months ended March 31, 2011.
Securitization Obligations
Realogy has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $400 million and expiration date of December 2013.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $362 million and $366 million of underlying relocation receivables and other related relocation assets at March 31, 2012 and December 31, 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $1 million for the three months ended March 31, 2012 and 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.5% and 1.9% for the three months ended March 31, 2012 and 2011, respectively.
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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage ratio covenant. Total senior secured net debt does not include the Second Lien Loans, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes or other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes. At March 31, 2012, the Company’s senior secured leverage ratio was 4.02 to 1.0.
To maintain compliance with the senior secured leverage ratio for the twelve-month periods ending June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) changes in homesale transactions and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt financing from affiliated or non-affiliated debt holders, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.
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
The Company has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Intermediate equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase Adjusted EBITDA for purposes of calculating the senior secured leverage ratio for the applicable twelve-month period and reduce net senior secured indebtedness upon actual receipt of such capital. If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
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

A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2012 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2012	March 31, 2012
Net loss attributable to Realogy (a)	$(441)	$(237)	$(204)	$(192)	$(396)
Income tax expense	32	1	31	7	38
Income before income taxes	(409)	(236)	(173)	(185)	(358)
Interest expense, net	666	179	487	170	657
Depreciation and amortization	186	46	140	45	185
EBITDA (b)	443	(11)	454	30	484
Covenant calculation adjustments:
Restructuring costs, merger costs and former parent legacy costs (benefit), net (c)					(3)
Loss on the early extinguishment of debt					6
EBITDA before restructuring and other items					487
Pro forma cost savings for 2012 restructuring initiatives (d)					3
Pro forma cost savings for 2011 restructuring initiatives (e)					7
Pro forma effect of business optimization initiatives (f)					47
Non-cash charges (g)					5
Non-recurring fair value adjustments for purchase accounting (h)					4
Pro forma effect of acquisitions and new franchisees (i)					6
Apollo management fees (j)					15
Incremental securitization interest costs (k)					3
Adjusted EBITDA					$577
Total senior secured net debt (l)					$2,317
Senior secured leverage ratio					4.02	x
_______________

(a)
Net loss attributable to Realogy consists of: (i) a loss of $22 million for the second quarter of 2011; (ii) a loss of $28 million for the third quarter of 2011; (iii) a loss of $154 million for the fourth quarter of 2011 and (iv) a loss of $192 million for the first quarter of 2012.

(b)
EBITDA consists of: (i) $187 million for the second quarter of 2011; (ii) $187 million for the third quarter of 2011; (iii) $80 million for the fourth quarter of 2011 and (iv) $30 million for the first quarter of 2012.

(c)	Consists of $12 million of restructuring costs and $1 million of merger costs offset by a net benefit of $16 million for former parent legacy items.

(d)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first three months of 2012. From this restructuring, we expect to reduce our operating costs by approximately $3 million on a twelve-month run-rate basis and estimate that less than $1 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2011 through the time they were put in place had those actions been effected on April 1, 2011.

(e)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2011. From this restructuring, we expect to reduce our operating costs by approximately $21 million on a twelve-month run-rate basis and estimate that $14 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2011 through the time they were put in place had those actions been effected on April 1, 2011.

(f)
Represents the twelve-month pro forma effect of business optimization initiatives that have been completed to reduce costs, including $2 million related to our Relocation Services integration costs and acquisition related non-cash adjustments, $5 million related to vendor renegotiations and $40 million for employee retention accruals. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.

(g)
Represents the elimination of non-cash expenses, including $6 million of stock-based compensation expense and $6 million of other items less $7 million for the change in the allowance for doubtful accounts and notes reserves from April 1, 2011 through March 31, 2012.

(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(i)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on April 1, 2011. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2011.

(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended March 31, 2012.

(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2012.

(l)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,415 million plus $11 million of capital lease obligations less $109 million of readily available cash as of March 31, 2012. Pursuant to the terms of the senior secured credit facility, senior secured net debt does not include First and a Half Lien Notes, Second Lien Loans, and other indebtedness that is secured by a lien that is pari passu or junior to the First and a Half Lien Notes or securitization obligations.

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
As of March 31, 2012, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.02 to 1.0. While the housing market has shown signs of stabilization, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is delayed or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio as a result of negative cash flows due to our significant annual interest payments.
To maintain compliance with the senior secured leverage ratio for the twelve-month periods ending June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) changes in homesale transactions and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt financing from affiliated or non-affiliated debt holders, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.

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
Interest Rate Risk
Certain of our borrowings, primarily borrowings under our senior secured credit facility, our other bank indebtedness and our securitization arrangements, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.
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
Contractual Obligations
The following table summarizes our future contractual obligations as of March 31, 2012:

	Remaining
	2012	2013	2014	2015	2016	Thereafter	Total
Extended term loan facility (a)	$—	$—	$—	$—	$1,822	$—	$1,822
First Lien Notes (b)	—	—	—	—	—	593	593
Existing First and a Half Lien Notes (c)	—	—	—	—	—	700	700
New First and a Half Lien Notes (c)	—	—	—	—	—	325	325
Second Lien Loans (e)	—	—	—	—	—	650	650
Other bank indebtedness (d)	—	100	—	—	—	—	100
10.50% Senior Notes (f)	—	—	64	—	—	—	64
11.50% Senior Notes (g)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes (e) (f)	11	—	41	—	—	—	52
12.00% Senior Notes (g)	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes (f)	—	—	—	190	—	—	190
13.375% Senior Subordinated Notes (g)	—	—	—	—	—	10	10
11.00% Convertible Notes (g)	—	—	—	—	—	2,110	2,110
Securitized obligations (h)	302	—	—	—	—	—	302
Operating leases (i)	105	108	73	49	26	120	481
Capital leases (including imputed interest)	5	4	3	1	—	—	13
Purchase commitments (j)	43	25	12	10	9	257	356
Total (k) (l)	$466	$237	$193	$250	$1,857	$5,387	$8,390

_______________

(a)
The Company’s extended term loan facility matures in October 2016. The interest rate for the variable rate debt of $1,822 million will be determined by the interest rates in effect during each period. There is no scheduled amortization of principal. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $408 million of its $1,822 million variable rate term loan debt, which will result in interest payments of $27 million annually. The interest rate for the remaining portion of the variable rate term loan debt of $1,414 million will be determined by the interest rates in effect during each period.

(b)	The Company’s First Lien Notes bear an annual interest rate of 7.625%. Interest payments are due semi-annually and the annual interest expense for the First Lien Notes is approximately $45 million.

(c)
The Company’s Existing First and a Half Lien Notes bear an annual interest rate of 7.875%, the New First and a Half Lien Notes bear and annual interest rate of 9.00% and the Second Lien Loans bear an annual interest rate of 13.50%. Interest payments are due semi-annually and the annual interest expense for the First and a Half Lien Notes and the Second Lien Loans is approximately $172 million.

(d)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility; $50 million due in January 2013 and $50 million due in July 2013. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period.

(e)
The Company utilized the PIK Interest option to satisfy interest payment obligations for the Senior Toggle Notes which increased the principal amount of the Senior Toggle Notes from October 2008 through April 2011. As a result, the Company would be subject to certain interest deduction limitations if the Senior Toggle Notes were treated as AHYDO within the meaning of Section 163(i)(1) of the Internal Revenue Code. In order to avoid such treatment, the Company redeemed $11 million principal amount of the Senior Toggle Notes on April 16, 2012.

(f)	Annual interest expense for the 10.50% Senior Notes, 12.375% Senior Subordinated Notes and Senior Toggle Notes is approximately $36 million.

(g)	Annual interest expense for the 11.50% Senior Notes, 12.00% Senior Notes, 13.375% Senior Subordinated Notes and the Convertible Notes is approximately $306 million.

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

(k)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At March 31, 2012, the letter of credit was at $70 million. This letter of credit is not included in the contractual obligations table above.

(l)
The contractual obligations table does not include the annual Apollo management fee and does not include other non-current liabilities such as pension liabilities of $63 million and unrecognized tax benefits of $46 million as the Company is not able to estimate the year in which these liabilities could be paid.

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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
Our principal market exposure is interest rate risk. At March 31, 2012, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2012, we had total long-term debt of $7,232 million, excluding $302 million of securitization obligations. Of the $7,232 million of long-term debt, the Company has $1,922 million of variable interest rate debt primarily based on LIBOR. We have entered into four floating to fixed interest rate swap agreements and effectively fixed our interest rate on that portion of variable interest rate debt. One swap, with a notional value of $225 million, expires in July 2012, the second swap, with a notional value of $200 million, expires in December 2012, the third swap, with a notional value of $225 million, commences in July 2012 and expires in October 2016, and the fourth swap with a notional value of $200 million, commences in January 2013 and expires in October 2016. After considering these interest rate swaps a portion of our variable interest rate debt is still subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $15 million. While these results may be used as benchmarks, they should not be viewed as forecasts.
At March 31, 2012, the fair value of our long-term debt approximated $6,649 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $211 million impact on the fair value of our long-term debt.
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

(c)
There has not been any change in Holdings' internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

(c)
There has not been any change in Realogy's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21 Real Estate Corporation (“Century 21”). The complaint alleged breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleged, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to marketing funds. The complaint sought unspecified compensatory and punitive damages, injunctive relief, interest, attorney’s fees and costs. On August 17, 2010, the court certified a class consisting of Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).
As of January 24, 2012, Realogy entered into a memorandum of understanding memorializing the principal terms of a proposed settlement of this action.  The structure of the proposed settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers.  The non-monetary consideration includes but is not limited to waivers and modifications of certain fees and payments of incentive fees.  On February 16, 2012, the parties executed a Stipulation of Settlement finalizing the terms of the settlement reflected in the memorandum of understanding.  The Stipulation of Settlement and related settlement documents were submitted to the Court on February 17th by the plaintiffs to obtain preliminary approval.  The court granted preliminary approval on February 22nd.  Notice of the settlement was made to the class.  A fairness hearing will be held on June 4, 2012 when the court will determine whether to grant final approval of the settlement.  Realogy accrued the amount that would be payable beyond carrier contributions in our financial results for the year ended December 31, 2011.
Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al.).  The case, pending in the United States District Court for the Central District of California, arises from the relationship of two of our subsidiaries with a former Coldwell Banker Commercial franchisee, whose 40.5% shareholder allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities.  In an SEC civil proceeding asserting violations of various securities laws, by stipulated judgment dated September 2, 2009, the shareholder of the franchisee, Real Estate Partners, Inc. ("REP"), and REP's affiliated entities were ordered to disgorge approximately $53 million in funds raised from investors.  REP filed for Chapter 11 bankruptcy protection in 2007.  The complaint, initially filed in April 2010 and subsequently amended twice, most recently in March 2011, alleges, among other things, that our subsidiaries Coldwell Banker Real Estate Corporation and Coldwell Banker Real Estate LLC, engaged in negligence, aiding and abetting fraud, negligent misrepresentation, and false advertising, and are vicariously liable for fraud and negligent misrepresentation, as they knew or should have known that REP was using the marks in connection with the promotion of securities but that the Coldwell Banker subsidiaries failed to take sufficient steps to stop that use. The Company disputes the allegations and has asserted numerous defenses - including lack of knowledge and participation in the fraud. The second amended complaint is a class action brought on behalf of REP investors. On September 8, 2011, the court granted and denied in part the Coldwell Banker subsidiaries' motion to dismiss on the second amended complaint. On August 22, 2011, plaintiffs filed their motion to certify a class.  On March 26, 2012, the Court granted plaintiffs motion to certify a class as to all claims except for false advertising. On April 11, 2012, the Coldwell Banker subsidiaries filed a motion seeking permission to file an interlocutory appeal of the class certification order. Motions for summary judgment also were filed. On April 13, 2012, the court entered into an order stipulated by the parties to stay the case for 60 days while the parties pursue mediation. Trial is currently scheduled for November 2012. Our primary insurance carrier has disclaimed coverage of either liability or defense costs, which we are vigorously challenging.
This case involves a complex series of securities offerings and raises certain unusual claims that make its resolution subject to significant uncertainties. Although the parties will attempt a mediation there can be no assurance the mediation will be successful particularly given the substantial size of the claims and the absence of carrier participation.

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
***
The Company records litigation accruals for legal matters which are both probable and estimable and believes that it has adequately accrued for legal matters as appropriate. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $20 million at March 31, 2012.
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
Item 5.    Other Information.
As of April 30, 2012, there were 42.2 million shares of Class A Common Stock reserved for issuance under the Amended and Restated Holdings 2007 Stock Incentive Plan. On April 30, 2012, the Compensation Committee of the Holdings Board of Directors (the “Compensation Committee”) approved a further amendment to the plan to increase the number of shares reserved thereunder by 25 million to 67.2 million reserved shares and approved the grant of non-qualified options to purchase an aggregate of approximately 24.1 million shares to key employees of the Company, including the named executive officers. The options have a term of ten years and the exercise price of the options is $0.70 per share, representing the fair market value per share of the Class A Common Stock of Holdings on the date of grant, as determined by the Compensation Committee. The options become exercisable over a four-year period at the rate of 25% per year, commencing one year from the date of grant. Pursuant to this action, the named executive officers received options to purchase the following number of shares:

Name	Title	Number of Shares Underlying April 30, 2012 Option Grant
Richard A. Smith	Chairman, Chief Executive Officer and President	3,000,000
Anthony E. Hull	Executive Vice President, Chief Financial Officer and Treasurer	825,000
Kevin J. Kelleher	President and Chief Executive Officer of Cartus Corporation	650,000
Alexander E. Perriello, III	President and Chief Executive Officer, Realogy Franchise Group	750,000
Bruce Zipf	President and Chief Executive Officer, NRT LLC	775,000
A copy of the Amended and Restated Holdings 2007 Stock Incentive Plan, as further amended on April 30, 2012, is attached as Exhibit 10.1 hereto and incorporated herein by reference.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMUS HOLDINGS CORP.
and
REALOGY CORPORATION
(Registrants)

Date: May 2, 2012    /s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: May 2, 2012    /s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

10.1
Domus Holdings Corp. 2007 Stock Incentive Plan, as amended and restated on November 13, 2007 and as further amended and restated on November 9, 2010, August 2, 2011, February 27, 2012 and April 30, 2012

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Chief Executive Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification for Domus Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Realogy Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

^	Furnished electronically with this report.