Form 10-Q
period 2012-06-30
REALOGY CORP; Domus Holdings Corp
filed 2012-08-07
CIK 1355001, 1398987

~~_________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 105,000 shares of Class A Common Stock, $0.01 par value, and 200,426,906 shares of Class B Common Stock, $0.01 par value, of Domus Holdings Corp. outstanding as of August 7, 2012. There were 100 shares of Common Stock, $0.01 par value, of Realogy Corporation outstanding as of August 7, 2012.
~~_________________________________________________________________________________________________________________________________________________________~~

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Domus Holdings Corp. (“Holdings”) and its consolidated subsidiaries, including Domus Intermediate Holdings Corp., a Delaware corporation (“Intermediate”), and Realogy Corporation, a Delaware corporation (“Realogy”). Neither Holdings, the indirect parent of Realogy, nor Intermediate, the direct parent company of Realogy, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same.
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

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this report and our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•	risks relating to our heavily leveraged capital structure and our continuing negative cash flows;

•
risks associated with our substantial indebtedness and interest obligations, including risks related to having to dedicate a substantial portion of our cash flows from operations to service our debt, risks related to our ability to refinance our indebtedness and to incur additional indebtedness, risks associated with our ability to comply with our senior secured leverage ratio covenant under our senior secured credit facility, interest rate risk, and risks related to an event of default under our outstanding indebtedness;

•	risks related to general business, economic, employment and political conditions and the U.S. residential real estate markets, either regionally or nationally, including but not limited to:

◦
a lack of improvement in the number of homesales, further declines in home prices and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

◦	a lack of improvement in consumer confidence;

◦	the impact of future recessions, slow economic growth, disruptions in the banking system and high levels of unemployment in the U.S. and abroad;

◦
increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act and regulations that may be promulgated thereunder relating to mortgage financing;

◦	legislative, tax or regulatory changes that would adversely impact the residential real estate market, including potential reforms of Fannie Mae and Freddie Mac;

◦	negative trends and/or a negative perception of the market trends in value for residential real estate;

◦	renewed high levels of foreclosure activity including but not limited to the release of homes already held for sale by financial institutions;

◦	excessive or insufficient regional home inventory levels;

◦	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes; and

◦	lower homeownership rates or failure of homeownership rates to return to more typical levels;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•	our inability to sustain the improvements we have realized during the past several years in our operating efficiency through cost savings and business optimization efforts;

•	our inability to enter into franchise agreements with new franchisees or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements or maintain franchisee satisfaction with our brands;

•	the inability of our existing franchisees to survive the challenges of the downturn in the real estate market or to grow their businesses;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by third parties with which our franchisees have business relationships;

•	competition in our existing and future lines of business;

•	our failure to comply with laws and regulations and any changes in laws and regulations;

•	seasonal fluctuations in the residential real estate brokerage business which could adversely affect our business, financial condition and liquidity;

•	the loss of any of our senior management or key managers or employees or other significant labor or employment issues;

•	adverse effects of natural disasters or environmental catastrophes;

•	risks related to our international operations;

•
any remaining resolutions or outcomes with respect to Cendant's contingent liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows;

•	the cumulative effect of adverse litigation, governmental proceedings or arbitration awards against us and the adverse effect of new regulatory interpretations, rules and laws; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under the headings “Forward-Looking Statements,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Domus Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Domus Holdings Corp. and its subsidiaries as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2012 and June 30, 2011 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. These interim financial statements are the responsibility of the Company's management.

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
August 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Corporation and its subsidiaries as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2012 and June 30, 2011 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. These interim financial statements are the responsibility of the Company's management.

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
August 7, 2012

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Gross commission income	$983	$873	$1,589	$1,448
Service revenue	208	192	380	356
Franchise fees	76	70	130	121
Other	42	44	85	85
Net revenues	1,309	1,179	2,184	2,010
Expenses
Commission and other agent-related costs	662	577	1,064	951
Operating	325	317	643	635
Marketing	52	54	103	97
General and administrative	79	56	156	127
Former parent legacy costs (benefit), net	—	(12)	(3)	(14)
Restructuring costs	2	3	5	5
Depreciation and amortization	44	47	89	93
Interest expense, net	176	161	346	340
Loss on the early extinguishment of debt	—	—	6	36
Other (income)/expense, net	—	—	1	—
Total expenses	1,340	1,203	2,410	2,270
Loss before income taxes, equity in earnings and noncontrolling interests	(31)	(24)	(226)	(260)
Income tax expense	8	1	15	2
Equity in earnings of unconsolidated entities	(15)	(4)	(25)	(4)
Net loss	(24)	(21)	(216)	(258)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net loss attributable to Domus Holdings and Realogy	$(25)	$(22)	$(217)	$(259)

Earnings (loss) per share attributable to Domus Holdings:
Basic loss per share:	(0.12)	(0.11)	(1.08)	(1.29)
Diluted loss per share:	(0.12)	(0.11)	(1.08)	(1.29)
Weighted average common and common equivalent shares of Domus Holdings outstanding:
Basic:	200.4	200.4	200.4	200.4
Diluted:	200.4	200.4	200.4	200.4

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(24)	$(21)	$(216)	$(258)
Currency Translation Adjustment	(1)	—	1	1
Defined Benefit Pension Plan - amortization of actuarial loss to periodic pension cost	2	—	3	—
Cash Flow Hedges:
Less: interest rate hedge losses to interest expense	—	—	—	(1)
Less: de-designation of interest rate hedges to interest expense	—	—	—	(17)
Cash flow hedges	—	—	—	18
Other comprehensive income, before tax	1	—	4	19
Income tax expense related to other comprehensive income amounts	—	—	1	8
Other comprehensive income, net of tax	1	—	3	11
Comprehensive loss	(23)	(21)	(213)	(247)
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Comprehensive loss attributable to Domus Holdings and Realogy	$(24)	$(22)	$(214)	$(248)

See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$138	$143
Trade receivables (net of allowance for doubtful accounts of $58 and $64)	147	120
Relocation receivables	419	378
Relocation properties held for sale	10	11
Deferred income taxes	59	66
Other current assets	97	88
Total current assets	870	806
Property and equipment, net	151	165
Goodwill	2,618	2,614
Trademarks	732	732
Franchise agreements, net	2,808	2,842
Other intangibles, net	418	439
Other non-current assets	225	212
Total assets	$7,822	$7,810

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$214	$184
Securitization obligations	267	327
Due to former parent	76	80
Revolving credit facilities and current portion of long-term debt	214	325
Accrued expenses and other current liabilities	583	520
Total current liabilities	1,354	1,436
Long-term debt	7,121	6,825
Deferred income taxes	895	890
Other non-current liabilities	173	167
Total liabilities	9,543	9,318
Commitments and contingencies (Notes 8 and 9)
Equity (deficit):
Domus Holdings common stock: $.01 par value; 4,450,000,000 shares authorized, 105,000 Class A shares outstanding, 200,426,906 Class B shares outstanding at June 30, 2012 and December 31, 2011 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011)	2	2
Additional paid-in capital	2,033	2,031
Accumulated deficit	(3,728)	(3,511)
Accumulated other comprehensive loss	(30)	(32)
Total Domus Holdings stockholders' deficit	(1,723)	(1,510)
Noncontrolling interests	2	2
Total equity (deficit)	(1,721)	(1,508)
Total liabilities and equity (deficit)	$7,822	$7,810
See Notes to Condensed Consolidated Financial Statements.

DOMUS HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net loss	$(216)	$(258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	93
Deferred income taxes	12	(1)
Amortization of deferred financing costs and discount on unsecured notes	8	9
Loss on the early extinguishment of debt	6	36
De-designation of interest rate hedges	—	17
Equity in earnings of unconsolidated entities	(25)	(4)
Other adjustments to net loss	6	10
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(27)	(32)
Relocation receivables and advances	(41)	(41)
Relocation properties held for sale	2	2
Other assets	1	(8)
Accounts payable, accrued expenses and other liabilities	82	(1)
Due (to) from former parent	(5)	(23)
Other, net	15	7
Net cash used in operating activities	(93)	(194)
Investing Activities
Property and equipment additions	(19)	(25)
Net assets acquired (net of cash acquired) and acquisition-related payments	(4)	(4)
(Purchases of) proceeds from certificates of deposit, net	(4)	9
Change in restricted cash	(3)	1
Other, net	—	(5)
Net cash used in investing activities	(30)	(24)
Financing Activities
Net change in revolving credit facilities	(94)	125
Proceeds from term loan extension	—	98
Repayments of term loan credit facility	(640)	(703)
Proceeds from issuance of First Lien Notes	593	—
Proceeds from issuance of First and a Half Lien Notes	325	700
Net change in securitization obligations	(61)	(4)
Debt issuance costs	(3)	(34)
Other, net	(2)	(3)
Net cash provided by financing activities	118	179
Effect of changes in exchange rates on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(5)	(38)
Cash and cash equivalents, beginning of period	143	192
Cash and cash equivalents, end of period	$138	$154

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$320	$287
Income tax payments, net	4	2

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
Holdings was incorporated on December 14, 2006. On December 15, 2006, Holdings and its wholly owned subsidiary Domus Acquisition Corp., entered into an agreement and plan of merger (the “Merger”) with Realogy which was consummated on April 10, 2007 with Holdings becoming the indirect parent company of Realogy. Holdings is owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”) and members of the Company's management. As of June 30, 2012, all of Realogy's issued and outstanding common stock was currently owned by Intermediate, a direct wholly owned subsidiary of Holdings.
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
Holdings' only asset is its investment in the common stock of Intermediate, and Intermediate's only asset is its investment in the common stock of Realogy. Holdings' only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy's consolidated financial statements. All issuances of Holdings' equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy's condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations, comprehensive loss and cash flows of Holdings, Intermediate and Realogy are the same. In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy and Holdings' financial position as of June 30, 2012 and the results of operations, and comprehensive loss for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.
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
Under the terms of the Senior Secured Credit Facility, the New First and a Half Lien Notes (as well as the Existing First and a Half Lien Notes) do not constitute senior secured debt for purposes of calculating the senior secured leverage ratio maintenance covenant under our senior secured credit facility. This facility requires Realogy to maintain a senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA (as defined in Note 5, “Short and Long-Term Debt”), that may not exceed 4.75 to 1.0. Realogy was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 4.08 to 1.0 at June 30, 2012.
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
The Company was in a net loss position for the three and six months ended June 30, 2012 and therefore the impact of stock options, restricted stock and the convertible notes were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive. At June 30, 2012, the number of shares of common stock issuable under the stock options, restricted stock and the convertible notes that were excluded from the computation was 39 million, 0.1 million and 2,026 million, respectively.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Swiss Franc, Canadian Dollar, British Pound and Euro. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2012 and December 31, 2011, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $15 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has four interest rate swaps with an aggregate notional value of $850 million to hedge the variability in cash flows resulting from the term loan facility. One swap, with a notional value of $225 million, expired in July 2012, the second swap, with a notional value of $200 million, expires in December 2012, the third swap, with a notional value of $225 million, commences in July 2012 and expires in October 2016, and the fourth swap with a notional value of $200 million, commences in January 2013 and expires in October 2016. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy.
At December 31, 2010, the interest rate swap derivatives were being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps was recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”). Following the completion of the 2011 Refinancing

Transactions, the Company was not able to maintain hedge effectiveness in accordance with the accounting guidance. As a result, the interest rate swaps were de-designated as cash flow hedging instruments and the fair value of $17 million was reclassified from AOCI and recognized in interest expense in the Consolidated Statements of Operations during the first quarter of 2011.
The fair value of derivative instruments was as follows:

Liability Derivatives		June 30, 2012	December 31, 2011
Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Interest rate swap contracts	Other current liabilities	$1	$7
	Other non-current liabilities	26	10
		$27	$17

	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Six Months Ended	Six Months Ended		Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Interest rate swap contracts	$—	$—	Interest expense	$—	$(17)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended	Three Months Ended
		June 30, 2012	June 30, 2011
Interest rate swap contracts	Interest expense	$4	$2
Foreign exchange contracts	Operating expense	1	$—

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended	Six Months Ended
		June 30, 2012	June 30, 2011
Interest rate swap contracts	Interest expense	$—	$4
Foreign exchange contracts	Operating expense	—	$(1)
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
The following table summarizes fair value measurements by level at June 30, 2012 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$27	$27
The following table summarizes fair value measurements by level at December 31, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivatives
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2011	$17
Loss reflected in the statement of operations	10
Fair value at June 30, 2012	$27
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (1)
Debt
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$—	$78	$78
Extended revolving credit facility	109	109	97	97
Non-extended term loan facility	—	—	629	590
Extended term loan facility	1,822	1,721	1,822	1,630
First Lien Notes	593	620	—	—
Existing First and a Half Lien Notes	700	686	700	606
New First and a Half Lien Notes	325	335	—	—
Second Lien Loans	650	663	650	655
Other bank indebtedness	105	105	133	133
Existing Notes:
10.50% Senior Notes	64	63	64	56
11.00%/11.75% Senior Toggle Notes	41	40	52	43
12.375% Senior Subordinated Notes	188	175	187	144
Extended Maturity Notes:
11.50% Senior Notes	489	463	489	367
12.00% Senior Notes	129	120	129	95
13.375% Senior Subordinated Notes	10	9	10	7
11.00% Convertible Notes	2,110	1,643	2,110	1,189
Securitization obligations	267	267	327	327
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the six months ended June 30, 2012 was $15 million.  This expense included $12 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million was recognized for foreign and state income taxes for certain jurisdictions.
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $10 million and $7 million at June 30, 2012 and December 31, 2011, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended June 30, 2012 and for the three months ended June 30, 2011 was $1 million and was comprised of interest cost and amortization of actuarial loss of $3 million offset by a benefit of $2 million for the expected return on assets.
The net periodic pension cost for the six months ended June 30, 2012 was $3 million and was comprised of interest cost and amortization of actuarial loss of $6 million offset by a benefit of $3 million for the expected return on assets. The net periodic pension cost for the six months ended June 30, 2011 was $2 million and was comprised of interest cost and amortization of actuarial loss of $5 million offset by a benefit of $3 million for the expected return on assets.
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
2012 ACQUISITIONS
During the six months ended June 30, 2012, the Company acquired four real estate brokerage operations through its wholly owned subsidiary, NRT, for total consideration of $4 million. These acquisitions resulted in goodwill of $4 million that was assigned to the Company Owned Brokerage Services segment.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross Goodwill as of December 31, 2011	$2,265	$783	$641	$397	$4,086
Accumulated impairment losses	(709)	(158)	(281)	(324)	(1,472)
Balance at December 31, 2011	1,556	625	360	73	2,614
Goodwill acquired	—	4	—	—	4
Balance at June 30, 2012	$1,556	$629	$360	$73	$2,618
Intangible assets are as follows:

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise Agreements
Amortizable—Franchise agreements (a)	$2,019	$356	$1,663	$2,019	$322	$1,697
Unamortizable—Franchise agreement (b)	1,145	—	1,145	1,145	—	1,145
Total Franchise Agreements	$3,164	$356	$2,808	$3,164	$322	$2,842
Unamortizable—Trademarks (c)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (d)	$45	$5	$40	$45	$4	$41
Amortizable—Customer relationships (e)	529	163	366	529	144	385
Unamortizable—Title plant shares (f)	10	—	10	10	—	10
Amortizable—Other (g)	12	10	2	17	14	3
Total Other Intangibles	$596	$178	$418	$601	$162	$439
_______________
(a)    Generally amortized over a period of 30 years.

(b)	Relates to the Real Estate Franchise Services franchise agreement with NRT, which is expected to generate future cash flows for an indefinite period of time.

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

(g)	Generally amortized over periods ranging from 2 to 10 years.

Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Franchise agreements	$17	$17	$34	$34
License agreement	—	—	1	—
Customer relationships	9	10	19	19
Other	—	1	2	3
Total	$26	$28	$56	$56
Based on the Company’s amortizable intangible assets as of June 30, 2012, the Company expects related amortization expense for the remainder of 2012, the four succeeding years and thereafter to approximate $53 million, $105 million, $105 million, $95 million, $94 million and $1,619 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2012	December 31, 2011

Accrued payroll and related employee costs	$114	$69
Accrued volume incentives	14	17
Accrued commissions	29	14
Restructuring accruals	17	20
Deferred income	66	76
Accrued interest	157	139
Relocation services home mortgage obligations	6	9
Other	180	176
	$583	$520

5.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$78
Extended revolving credit facility	109	97
Non-extended term loan facility	—	629
Extended term loan facility	1,822	1,822
First Lien Notes	593	—
Existing First and a Half Lien Notes	700	700
New First and a Half Lien Notes	325	—
Second Lien Loans	650	650
Other bank indebtedness	105	133
Existing Notes:
10.50% Senior Notes	64	64
11.00%/11.75% Senior Toggle Notes	41	52
12.375% Senior Subordinated Notes	188	187
Extended Maturity Notes:
11.50% Senior Notes	489	489
12.00% Senior Notes	129	129
13.375% Senior Subordinated Notes	10	10
11.00% Convertible Notes	2,110	2,110
Securitization Obligations:
Apple Ridge Funding LLC	245	296
Cartus Financing Limited	22	31
	$7,602	$7,477

Indebtedness Table
As of June 30, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	$363	$109	$165
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	108	105	3
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes (5)	11.00%	April 2014	41	41	—
Senior Subordinated Notes (6)	12.375%	April 2015	190	188	—
Extended Maturity Notes:
Senior Notes (7)	11.50%	April 2017	492	489	—
Senior Notes (8)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (9)
Apple Ridge Funding LLC		December 2013	400	245	155
Cartus Financing Limited (10)		Various	63	22	41
			$8,061	$7,602	$364
_______________

(1)
The available capacity under this facility was reduced by $89 million of outstanding letters of credit. On August 6, 2012, the Company had $150 million outstanding on the extended revolving credit facility and $89 million of outstanding letters of credit, leaving $124 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.25% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 2.25% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 4.25% or (b) the higher of the Federal Funds Effective Rate plus 1.75% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 3.25%.

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, a portion of which are issued under the synthetic letter of credit facility: $5 million due in August 2012, $50 million due in January 2013 and $50 million due in July 2013.

(5)	On April 16, 2012, the Company redeemed $11 million principal amount of the outstanding Senior Toggle Notes.

(6)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $2 million.

(7)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(8)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(9)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(10)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.
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
In 2009, 2011 and 2012, Realogy completed various debt transactions, which are detailed below, that resulted in the following: (1) additional flexibility with respect to compliance with Realogy's senior secured leverage ratio under the senior secured credit facility; (2) the extension of the maturities of certain portions of our indebtedness; (3) additional liquidity to fund operations; and (4) the issuance of $2,110 million of Convertible Notes.
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
Effective February 3, 2011, we entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following: (i) extended the maturity of a significant portion of our first lien term loans to October 10, 2016; (ii) extended the maturity of a significant portion of the loans and commitments under our revolving credit facility to April 10, 2016, and converted a portion of the extended revolving loans to extended term loans ($98 million in the aggregate); (iii) extended the maturity of a significant portion of the commitments under our synthetic letter of credit facility to October 10, 2016; and (iv) allowed for the issuance of First and a Half Lien Notes, which would not be counted as senior secured debt for purposes of determining the Company's compliance with the senior secured leverage ratio covenant under the Senior Secured Credit Facility.
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

The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy, Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries, including but not limited to (i) a first-priority pledge of substantially all capital stock held by Realogy or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (ii) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy and each subsidiary guarantor, subject to certain exceptions.
The Second Lien Loans are secured by liens on the assets of Realogy, Intermediate and by the subsidiary guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans, the First Lien Notes and the First and a Half Lien Notes. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments.
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $186 million at June 30, 2012, of which $43 million will expire in October 2013 and $143 million will expire in October 2016. As of June 30, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets pari passu or junior in priority to the liens securing the First and a Half Lien Notes, including the Second Lien Loans, our securitization obligations or the unsecured notes. At June 30, 2012, Realogy’s senior secured leverage ratio was 4.08 to 1.0.
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
If Realogy were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility, which assets also secure its other secured indebtedness. Realogy has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then Realogy may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the First Lien Notes, the First and a Half Lien Notes, the Second Lien Loans and the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if Realogy is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to Realogy.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment was July 15, 2012). The First Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of Realogy that is a guarantor under the Senior Secured Credit Facility and certain of Realogy's outstanding securities. The First Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes and the Second Lien Loans.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of the Company. The $700 million of Existing First and a Half Lien Notes mature on February 15, 2019 and bear interest at a rate of 7.875% per annum, payable semiannually on February 15 and August 15 of each year. The New First and a Half Lien Notes mature on January 15, 2020. The $325 million of New First and a Half Lien Notes bear interest at a rate of 9.0% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment date was July 15, 2012). The First and a Half Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of Realogy that is a guarantor under the Senior Secured Credit Facility and certain of Realogy's outstanding securities. The First and a Half Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes, and (ii) senior to the collateral liens securing the Second Lien Loans. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $100 million at June 30, 2012 and $125 million at December 31, 2011 and a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at June 30, 2012 and December 31, 2011. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility, including the synthetic letter of credit facility. The facilities generally have a one-year term with certain options for renewal. As of June 30, 2012, Realogy had outstanding borrowings of $105 million under these credit facilities. Realogy has $5 million outstanding on an $8 million capacity facility which expires in August 2012, $50 million due in January 2013 and $50 million due in July 2013. For the six months ended June 30, 2012 and June 30, 2011, the weighted average interest rate under the U.S. credit facilities was 2.9% with interest payable either monthly or quarterly.
Unsecured Notes
On April 10, 2007, Realogy issued in a private placement $1,700 million of Senior Notes due 2014, $550 million of Senior Toggle Notes due 2014 and $875 million of Senior Subordinated Notes due 2015. On February 15, 2008, Realogy completed an exchange offer to register the privately placed notes under the Securities Act. The registration statement was filed on Form S-4 (File No. 333-148153 declared effective by the SEC on January 9, 2008). The term "Existing Notes" refers to the privately placed notes and the exchange notes. On January 5, 2011, Realogy settled the Debt Exchange Offering to exchange its Existing Senior Notes and the 12.375% Senior Subordinated Notes for the Extended Maturity Notes and the Convertible Notes. On the settlement date of the Debt Exchange Offering, Realogy issued (i) $492 million aggregate principal amount of 11.50% Senior Notes, (ii) $130 million aggregate principal amount of 12.00% Senior Notes and (iii) $10 million aggregate principal amount of 13.375% Senior Subordinated Notes.

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
The Senior Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each domestic subsidiary of Realogy that is a guarantor under the senior secured credit facility or certain of Realogy's outstanding securities. The Senior Notes are guaranteed by Holdings on an unsecured senior subordinated basis and the Senior Subordinated Notes are guaranteed by Holdings on an unsecured junior subordinated basis.
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 975.6098 shares of Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and the Series C Convertible Notes are initially convertible into 926.7841 shares of Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share, subject to adjustment if specified distributions to holders of the Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.

Following a Qualified Public Offering, Realogy may, at its option, redeem the Convertible Notes, in whole or in part, at a redemption price, payable in cash, equal to 90% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest.
On March 21, 2012, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-179896) of Holdings and Realogy, which included the effectiveness of a Post-Effective Amendment to the registration statement initially declared effective on June 16, 2011. The Registration Statement registers for resale the outstanding Convertible Notes and the Common Stock of Holdings issuable upon conversion of the Convertible Notes. Offers and sales of the Convertible Notes and Common Stock may be made by selling securityholders named in the registration statement pursuant to the related prospectus, as amended or supplemented from time to time.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering, the Company recorded a loss on the early extinguishment of debt of $6 million during the six months ended June 30, 2012.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $393 million and $366 million of underlying relocation receivables and other related relocation assets at June 30, 2012 and December 31, 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $4 million for the three and six months ended June 30, 2012, respectively and $2 million and $3 million for the three and six months ended June 30, 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.5% and 1.9% for the six months ended June 30, 2012 and 2011, respectively.

6.	RESTRUCTURING COSTS
2012 Restructuring Program
During the first six months of 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2012. As of June 30, 2012, the Company Owned Real Estate Brokerage Services recognized $2 million of personnel related expense and $1 million of facility related expenses. The Relocation Services and the Title and Settlement Services segments each recognized $1 million of facility related expenses. At June 30, 2012, the remaining liability is $2 million.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services segment recognized $1 million of personnel related expense and the Title and Settlement Services segment recognized $1 million of facility related expenses. At June 30, 2012, the remaining liability is $2 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2010. At December 31, 2011, the remaining liability for these various restructuring activities was $17 million. During the six months ended June 30, 2012, the Company utilized $4 million of the remaining accrual resulting in a remaining liability of $13 million related to future lease payments.

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
In November 2010, Holdings exchanged almost all of the original stock options granted to employees (10.16 million) for new stock options as described below. Each original option held by eligible employees was exchanged on a one-for-one basis for a new option with different terms. The original options had an exercise price of $10 per share and were 50% time vested and 50% performance based awards. These awards were exchanged for all time vested new awards. The new options were unvested on the date of grant and vest at a rate of 25% a year over a four-year period, which began on July 1, 2010 with a 10-year contractual term beginning on the date of grant. The exercise price for 30% of the new options issued to certain senior executives was $5.50 per share and the exercise price of all other new options issued was $0.83 per share, which represented the fair market value of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options. The exchange resulted in an incremental stock compensation expense of $4 million that will be recognized over a four-year vesting period, which began on July 1, 2010.
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
In February 2012, the Holdings Board granted 0.1 million of time vesting stock options to an independent director of Realogy. In April and May 2012, the Holdings Board granted 24.3 million of time vesting stock options to senior management employees. The options have a term of 10 years, an exercise price of $0.70 per share and a fair market value of $0.82 per share on the date of grant. The options become exercisable over a four-year period at the rate of 25% per year, commencing one year from the date of grant. In addition, in April 2012, 2 million of performance based stock options were granted under the Phantom Value Plan. The performance based stock options have a term of 7 years, an exercise price of $0.70 per share and a fair market value of $0.82 per share on the date of grant.
On April 30, 2012, the Holdings Compensation Committee approved a further amendment to the plan to increase the number of shares reserved thereunder by 25 million to 67.2 million reserved shares. As of June 30, 2012, the total number of shares available for future grant was approximately 27.9 million shares.

	2012
	Time Vesting Options	Phantom Plan Options
Weighted average grant date fair value	$0.41	$0.39
Expected volatility	46.8%	50.3%
Expected term (years)	6.25	4.75
Risk-free interest rate	1.1%	0.79%
Dividend yield	—	—
Equity Award Activity
A summary of 2012 option and restricted share activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Based Options	Restricted Stock
Outstanding at January 1, 2012	13.34	4.55	0.11
Granted	24.44	2.00	—
Exercised	—	—	—
Vested	—	—	—
Forfeited	(2.55)	(2.50)	—
Outstanding as of June 30, 2012	35.23	4.05	0.11

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2012	2.75	1.93	8.32 years	—
As of June 30, 2012, there was approximately $11 million of unrecognized compensation cost related to the time vesting options and restricted stock under the Plan and $2 million of unrecognized compensation cost related to performance based options issued under the Phantom Value Plan described below. Unrecognized cost for the time vesting options and restricted stock will be recorded in future periods as compensation expense as the awards vest over the 4 year period from the date of grant with a remaining weighted average period of approximately 2.9 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $1 million and $2 million for the three and six months ended June 30, 2012, respectively, and $1 million and $3 million related to the incentive equity awards for the three and six months ended June 30, 2011.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Holdings approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers with an incentive (the “Incentive Awards”) to remain in the service of Realogy, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of Realogy. The amount of the Incentive Awards granted to certain of Realogy’s executive officers was determined by the sum of (1) the shares of common stock purchased by the executives at $10 per share in April 2007 (representing an aggregate purchase price of $18.5 million) and (2) the implied $10 per share grant date value in April 2007 of the executive's restricted stock grant (representing an aggregate of $3.3 million). Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards terminate 10 years from the date of grant.

Incentive Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant is eligible to receive a cash payment with respect to an Incentive Award relating to the Convertible Notes that RCIV Holdings (“RCIV”), an affiliate of Apollo, purchased ($1.3 billion aggregate principal amount) for which RCIV receives cash upon the discharge or third-party sale of not less than $267 million of the aggregate principal amount of the Convertible Notes (the “Plan Notes”). Any cash payments made under the Phantom Value Plan will be recorded as compensation expense when RCIV receives cash upon the discharge or third-party sale of the Plan Notes (or the shares underlying the Plan Notes).
Stock Option Awards under the Phantom Value Plan
On each date RCIV receives cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by RCIV on such date bears to the aggregate principal amount of the Plan Notes held by RCIV on the date of grant of the Incentive Award. Generally, each grant of stock options vests over a three year period subject to the participant’s continued employment, however, the vested stock options does not become exercisable until one year following a qualified public offering. As such, compensation expense will begin to be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April 2012, Holdings issued 2 million stock options under the Phantom Value Plan in conjunction with RCIV receiving cash interest on the Plan Notes.

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
The due to former parent balance was $76 million and $80 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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

In connection with these agreements, the Company recorded net revenues of $1 million and $3 million, for the three and six months ended June 30, 2012, respectively and $2 million and $3 million for the three and six months ended June 30, 2011, respectively. In addition, the Company recorded equity earnings of $15 million and $25 million for the three and six months ended June 30, 2012, respectively and $3 million and $3 million for the three and six months ended June 30, 2011, respectively. The Company received cash dividends from PHH Home Loans of $14 million and $12 million during the six months ended June 30, 2012 and 2011, respectively.
Transactions with Related Parties
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and six months ended June 30, 2012 and 2011, the Company has recognized revenue related to these transactions of less than $1 million in each of the periods.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by former franchisees that franchise agreements were breached including improper terminations;

•
that residential real estate agents engaged by NRT—in certain states—are potentially common law employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits available to employees under various state statutes;

•	concerning claims for alleged RESPA or state law violations including but not limited to claims challenging the validity of sales associates indemnification and administrative fees;

•
concerning claims generally against the company owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; and

•	concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent.
Real Estate Business Litigation
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21. The complaint alleged breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleged, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to marketing funds. On August 17, 2010, the court certified a class consisting of Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).
On February 16, 2012, as a matter of litigation avoidance, we executed a Stipulation of Settlement and on June 4, 2012, the Court granted final approval of the settlement. The settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers. During the second quarter of 2012, the monetary consideration of the settlement was funded by the Company and the insurance carriers into an escrow account established to fund claims made by class participants. The non-monetary consideration includes, but is not limited to, waivers and modifications of certain fees and payments of incentive fees. The Company accrued the amount that would be payable beyond carrier contributions in its financial results for the year ended December 31, 2011. The full amount of this settlement was subsequently accrued during the quarter ended June 30, 2012 as the amounts were funded by the insurance carriers and final court approval during that quarter.

Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al).  The case, pending in the United States District Court for the Central District of California, arises from the relationship of two of the Company's subsidiaries with a former Coldwell Banker Commercial franchisee, whose 40.5% shareholder allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities that were improperly sold. On March 26, 2012, the Court granted plaintiffs motion to certify a class as to all claims except for false advertising. On April 13, 2012, the court entered into an order stipulated by the parties to stay the case for 60 days while the parties pursue mediation. Our primary insurance carrier disclaimed coverage of either liability or defense costs. Two mediation sessions were held and at the end of the mediation session held on June 5, 2012, as a matter of litigation avoidance, we entered into a memorandum of understanding memorializing the principal terms of a settlement of this action. On July 19, 2012, we entered into a definitive settlement agreement. Substantially all of the settlement will be funded directly by the Company with only a modest contribution by its insurance carrier. The settlement is subject to court approval and other conditions and there can be no assurance that the court will grant such approval. The Company accrued for the settlement in June 2012.
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
***
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at June 30, 2012.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $70 million at June 30, 2012 and December 31, 2011. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Apollo Management Fee Agreement
In connection with the Merger, Apollo entered into a management fee agreement with the Company which allows Apollo Management VI, L.P. and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The Company pays Apollo Management VI, L.P. an annual management fee for this service up to the sum of the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. At June 30, 2012, the Company had $38 million accrued for the payment of Apollo Management VI, L.P. management fees, $15 million of which were paid in July 2012.
In addition, in the absence of an express agreement to the contrary, at the closing of any merger, acquisition, financing and similar transaction with a related transaction or enterprise value equal to or greater than $200 million, Apollo Management VI, L.P. will receive a fee equal to 1% of the aggregate transaction or enterprise value paid to or provided by such entity or its stockholders (including the aggregate value of (x) equity securities, warrants, rights and options acquired or retained, (y) indebtedness acquired, assumed or refinanced and (z) any other consideration or compensation paid in connection with such transaction). Apollo waived any fees payable to it pursuant to the management fee agreement in connection with the 2011 Refinancing Transactions and 2012 Senior Secured Notes Offering. The Company has agreed to indemnify Apollo Management VI, L.P. and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the management fee agreement.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $481 million and $272 million at June 30, 2012 and December 31, 2011, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Real Estate Franchise Services	$170	$160	$299	$278
Company Owned Real Estate Brokerage Services	994	884	1,611	1,471
Relocation Services	109	110	197	197
Title and Settlement Services	106	90	194	173
Corporate and Other (c)	(70)	(65)	(117)	(109)
Total Company	$1,309	$1,179	$2,184	$2,010
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $70 million and $117 million for the three and six months ended June 30, 2012, respectively, and $65 million and $109 million for the three and six months ended June 30, 2011, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $11 million and $18 million for the three and six months ended June 30, 2012, respectively, and $11 million and $18 million for the three and six months ended June 30, 2011, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Real Estate Franchise Services	$99	$97	$160	$159
Company Owned Real Estate Brokerage Services	78	48	61	11
Relocation Services	30	32	34	42
Title and Settlement Services	14	12	16	14
Corporate and Other	(18)	(2)	(38)	(50)
Total Company	$203	$187	$233	$176
Less:
Depreciation and amortization	44	47	89	93
Interest expense, net	176	161	346	340
Income tax expense	8	1	15	2
Net loss attributable to Holdings and Realogy	$(25)	$(22)	$(217)	$(259)
_______________

(a)
Includes $2 million of restructuring costs for the three months ended June 30, 2012, compared to $3 million of restructuring costs, offset by a net benefit of $12 million of former parent legacy items for the three months ended June 30, 2011.

(b)
Includes $5 million of restructuring costs and a $6 million loss on the early extinguishment of debt, partially offset by a net benefit of $3 million of former parent legacy items for the six months ended June 30, 2012, compared to $5 million of restructuring costs and a $36 million loss on the early extinguishment of debt, partially offset by a net benefit of $14 million of former parent legacy items for the six months ended June 30, 2011.

11.    GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The following consolidating financial information presents the Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Operations and Cash Flows for: (i) Domus Holdings Corp. (“Holdings”); (ii) its direct wholly owned subsidiary Domus Intermediate Holdings Corp. (“Intermediate”); (iii) its indirect wholly owned subsidiary, Realogy Corporation (“Realogy”); (iv) the guarantor subsidiaries of Realogy; (v) the non-guarantor subsidiaries of Realogy; (vi) elimination entries necessary to consolidate Holdings, Intermediate, Realogy and the guarantor and non-guarantor subsidiaries; and (vii) the Company on a consolidated basis. The guarantor subsidiaries of Realogy are comprised of 100% owned entities. Guarantor and non-guarantor subsidiaries are 100% owned by Realogy, either directly or indirectly. All guarantees are full and unconditional and joint and several, subject to release under certain customary circumstances, including but not limited to: (i) the sale, disposition or other transfer of the capital stock of a Guarantor made in compliance with the provisions of the applicable indenture; (ii) the designation of a Guarantor as "Unrestricted Subsidiary" (as that term is defined in the applicable indenture); (iii) subject to certain exceptions, the release or discharge of a Guarantor's guarantee of indebtedness under the Senior Secured Credit Facility; and (iv) Realogy's exercise of legal defeasance or covenant defeasance in accordance with the applicable indenture. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.
Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$983	$—	$—	$983
Service revenue	—	—	—	143	65	—	208
Franchise fees	—	—	—	76	—	—	76
Other	—	—	—	40	2	—	42
Net revenues	—	—	—	1,242	67	—	1,309
Expenses
Commission and other agent-related costs	—	—	—	662	—	—	662
Operating	—	—	—	280	45	—	325
Marketing	—	—	—	51	1	—	52
General and administrative	—	—	18	57	4		79
Restructuring costs	—	—	—	2	—	—	2
Depreciation and amortization	—	—	3	41	—	—	44
Interest expense, net	—	—	175	1	—	—	176
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	197	1,093	50	—	1,340
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(197)	149	17	—	(31)
Income tax expense (benefit)	—	—	(66)	64	10	—	8
Equity in earnings of unconsolidated entities	—	—	—	—	(15)	—	(15)
Equity in (earnings) losses of subsidiaries	25	25	(106)	(21)	—	77	—
Net income (loss)	(25)	(25)	(25)	106	22	(77)	(24)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(25)	$(25)	$(25)	$106	$21	$(77)	$(25)
Comprehensive income (loss) attributable to Holdings and Realogy	$(24)	$(24)	$(24)	$106	$20	$(78)	$(24)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended June 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$873	$—	$—	$873
Service revenue	—	—	—	130	62	—	192
Franchise fees	—	—	—	70	—	—	70
Other	—	—	—	42	2	—	44
Net revenues	—	—	—	1,115	64	—	1,179
Expenses
Commission and other agent-related costs	—	—	—	577	—	—	577
Operating	—	—	—	273	44	—	317
Marketing	—	—	—	53	1	—	54
General and administrative	—	—	13	39	4	—	56
Former parent legacy costs (benefit), net	—	—	(12)	—	—	—	(12)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	3	44	—	—	47
Interest expense, net	—	—	160	1	—	—	161
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	165	989	49	—	1,203
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(165)	126	15	—	(24)
Income tax expense (benefit)	—	—	(50)	46	5	—	1
Equity in earnings of unconsolidated entities	—	—	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	22	22	(93)	(13)	—	62	—
Net income (loss)	(22)	(22)	(22)	93	14	(62)	(21)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(22)	$(22)	$(22)	$93	$13	$(62)	$(22)
Comprehensive income (loss) attributable to Holdings and Realogy	$(22)	$(22)	$(22)	$93	$13	$(62)	$(22)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Six Months Ended June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$1,589	$—	$—	$1,589
Service revenue	—	—	—	252	128	—	380
Franchise fees	—	—	—	130	—	—	130
Other	—	—	—	83	2	—	85
Net revenues	—	—	—	2,054	130	—	2,184
Expenses
Commission and other agent-related costs	—	—	—	1,064	—	—	1,064
Operating	—	—	—	549	94	—	643
Marketing	—	—	—	102	1	—	103
General and administrative	—	—	35	114	7		156
Former parent legacy costs (benefit), net	—	—	(3)	—	—	—	(3)
Restructuring costs	—	—	—	5	—	—	5
Depreciation and amortization	—	—	5	83	1	—	89
Interest expense, net	—	—	343	3	—	—	346
Loss on the early extinguishment of debt	—	—	6	—	—	—	6
Other (income)/expense, net	—	—	—	1	—	—	1
Intercompany transactions	—	—	2	(2)	—	—	—
Total expenses	—	—	388	1,919	103	—	2,410
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(388)	135	27	—	(226)
Income tax expense (benefit)	—	—	(60)	58	17	—	15
Equity in earnings of unconsolidated entities	—	—	—	—	(25)	—	(25)
Equity in (earnings) losses of subsidiaries	217	217	(111)	(34)	—	(289)	—
Net income (loss)	(217)	(217)	(217)	111	35	289	(216)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(217)	$(217)	$(217)	$111	$34	$289	$(217)
Comprehensive income (loss) attributable to Holdings and Realogy	$(214)	$(214)	$(214)	$111	$35	$282	$(214)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Six Months Ended June 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$1,448	$—	$—	$1,448
Service revenue	—	—	—	235	121	—	356
Franchise fees	—	—	—	121	—	—	121
Other	—	—	—	82	3	—	85
Net revenues	—	—	—	1,886	124	—	2,010
Expenses
Commission and other agent-related costs	—	—	—	951	—	—	951
Operating	—	—	—	547	88	—	635
Marketing	—	—	—	96	1	—	97
General and administrative	—	—	28	92	7	—	127
Former parent legacy costs (benefit), net	—	—	(14)	—	—	—	(14)
Restructuring costs	—	—	—	5	—	—	5
Depreciation and amortization	—	—	4	88	1	—	93
Interest expense, net	—	—	337	3	—	—	340
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	2	(2)	—	—	—
Total expenses	—	—	393	1,780	97	—	2,270
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(393)	106	27	—	(260)
Income tax expense (benefit)	—	—	(45)	39	8	—	2
Equity in earnings of unconsolidated entities	—	—	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	259	259	(89)	(22)	—	(407)	—
Net income (loss)	(259)	(259)	(259)	89	23	407	(258)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(259)	$(259)	$(259)	$89	$22	$407	$(259)
Comprehensive income (loss) attributable to Holdings and Realogy	$(248)	$(248)	$(248)	$89	$23	$384	$(248)

Condensed Consolidating Balance Sheet
June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$86	$56	$(6)	$138
Trade receivables, net	—	—	—	103	44	—	147
Relocation receivables	—	—	—	34	385	—	419
Relocation properties held for sale	—	—	—	10	—	—	10
Deferred income taxes	—	—	8	53	(2)	—	59
Intercompany note receivable	—	—	—	91	20	(111)	—
Other current assets	1	—	9	67	20	—	97
Total current assets	1	—	19	444	523	(117)	870
Property and equipment, net	—	—	16	133	2	—	151
Goodwill	—	—	—	2,618	—	—	2,618
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,808	—	—	2,808
Other intangibles, net	—	—	—	418	—	—	418
Other non-current assets	—	—	71	84	70	—	225
Investment in subsidiaries	(1,721)	(1,721)	8,319	206	—	(5,083)	—
Total assets	$(1,720)	$(1,721)	$8,425	$7,443	$595	$(5,200)	$7,822
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$27	$182	$11	$(6)	$214
Securitization obligations	—	—	—	—	267	—	267
Intercompany note payable	—	—	—	20	91	(111)	—
Due to former parent	—	—	76	—	—	—	76
Revolving credit facilities and current portion of long-term debt	—	—	159	50	5	—	214
Accrued expenses and other current liabilities	—	—	234	314	35	—	583
Intercompany payables	1	—	2,304	(2,261)	(44)	—	—
Total current liabilities	1	—	2,800	(1,695)	365	(117)	1,354
Long-term debt	—	—	7,121	—	—	—	7,121
Deferred income taxes	—	—	(600)	1,496	(1)	—	895
Other non-current liabilities	—	—	96	52	25	—	173
Intercompany liabilities	—	—	729	(729)	—	—	—
Total liabilities	1	—	10,146	(876)	389	(117)	9,543
Total equity (deficit)	(1,721)	(1,721)	(1,721)	8,319	206	(5,083)	(1,721)
Total liabilities and equity (deficit)	$(1,720)	$(1,721)	$8,425	$7,443	$595	$(5,200)	$7,822

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	(1)	—	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	303	510	(31)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	2,614	—	—	2,614
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	2,842	—	—	2,842
Other intangibles, net	—	—	—	439	—	—	439
Other non-current assets	—	—	68	85	59	—	212
Investment in subsidiaries	(1,508)	(1,508)	8,207	181	—	(5,372)	—
Total assets	$(1,508)	$(1,508)	$8,316	$7,341	$572	$(5,403)	$7,810
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Intercompany note payable	—	—	—	19	6	(25)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facilities and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany payables	—	—	2,222	(2,203)	(19)	—	—
Total current liabilities	—	—	2,793	(1,694)	368	(31)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	(604)	1,494	—	—	890
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany liabilities	—	—	727	(727)	—	—	—
Total liabilities	—	—	9,824	(866)	391	(31)	9,318
Total equity (deficit)	(1,508)	(1,508)	(1,508)	8,207	181	(5,372)	(1,508)
Total liabilities and equity (deficit)	$(1,508)	$(1,508)	$8,316	$7,341	$572	$(5,403)	$7,810

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(342)	$236	$22	$(9)	$(93)
Investing Activities
Property and equipment additions			(2)	(17)			(19)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Purchases of certificates of deposit, net	—	—	—	(4)	—	—	(4)
Change in restricted cash	—	—	—	—	(3)	—	(3)
Intercompany note receivable	—	—	—	(85)	—	85	—
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	(2)	(110)	(3)	85	(30)
Financing Activities
Net change in revolving credit facilities	—	—	(91)	—	(3)	—	(94)
Repayments of term loan credit facility	—	—	(640)	—	—	—	(640)
Proceeds from issuance of First Lien Notes	—	—	593	—	—	—	593
Proceeds from issuance of First and a Half Lien Notes	—	—	325	—	—	—	325
Net change in securitization obligations	—	—	—	—	(61)	—	(61)
Debt issuance costs	—	—	(2)	—	(1)	—	(3)
Intercompany dividend	—	—	—	—	(9)	9	—
Intercompany note payable	—	—	—	—	85	(85)	—
Intercompany transactions	—	—	155	(116)	(39)	—	—
Other, net	—	—	4	(4)	(2)	—	(2)
Net cash provided by (used in) financing activities	—	—	344	(120)	(30)	(76)	118
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—	6	(11)	—	(5)
Cash and cash equivalents, beginning of period	—	—	2	80	67	(6)	143
Cash and cash equivalents, end of period	$—	$—	$2	$86	$56	$(6)	$138

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(347)	$142	$14	$(3)	$(194)
Investing Activities
Property and equipment additions	—	—	(2)	(22)	(1)	—	(25)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Proceeds from certificates of deposit, net	—	—	—	—	9	—	9
Change in restricted cash	—	—	—	—	1	—	1
Intercompany note receivable	—	—	—	(18)	—	18	—
Other, net	—	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	—	(2)	(49)	9	18	(24)
Financing Activities
Net change in revolving credit facilities	—	—	130	(5)	—	—	125
Proceeds from term loan extension	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(703)	—	—	—	(703)
Proceeds from issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Net change in securitization obligations	—	—	—	—	(4)	—	(4)
Debt issuance costs	—	—	(34)	—	—	—	(34)
Intercompany dividend	—	—	—	—	(4)	4	—
Intercompany note payable	—	—	—	—	18	(18)	—
Intercompany transactions	—	—	94	(77)	(17)	—	—
Other, net	—	—	(1)	(5)	3	—	(3)
Net cash provided by (used in) financing activities	—	—	284	(87)	(4)	(14)	179
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	(65)	6	20	1	(38)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$4	$80	$71	$(1)	$154

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying Notes included in the 2011 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Holdings, the indirect parent of Realogy, nor Intermediate, the direct parent company of Realogy, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy's consolidated financial statements. All issuances of Holdings' equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy's condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2011 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby's International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2012, our franchise system had approximately 13,500 franchised and company owned offices and 238,500 independent sales associates operating under our brands in the U.S. and 102 other countries and territories around the world, which included approximately 720 of our company owned and operated brokerage offices with approximately 41,500 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group®, Sotheby's International Realty® and CitiHabitats brand names. In addition, we operate a large independent real estate owned (“REO”) residential asset manager, which focuses on bank-owned properties.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, visa and immigration support, intercultural and language training and group move management services.

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services business.

As discussed under the heading “Current Industry Trends,” the domestic residential real estate market has recently shown signs of recovery after a significant and lengthy downturn. The residential real estate market is cyclical and we have been, and may continue to be, materially adversely affected by downturns in this market.
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

Before the Separation, Realogy entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for Realogy’s relationships with Cendant and Cendant’s other businesses after the Separation. These agreements govern the relationships among Realogy, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among Realogy, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to the Separation. Matters governed by these agreements have been substantially concluded other than the resolution of certain Cendant tax and other liabilities attributable to periods prior to the Separation.
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
Current Industry Trends
Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and we believe that we are experiencing the beginning of a recovery. The market has most recently shown signs of recovery after having been in a significant and prolonged downturn, which began in the second half of 2005. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units has declined by 40% and the median existing homesale price has declined by 24%. According to NAR, homesale transactions for 2011 represented the 4th consecutive year that existing homesale transactions have been in the 4.1 to 4.3 million range on an annual basis, despite adverse economic and housing conditions during that period. The signs of growth in the first six months of 2012 were particularly evident with respect to year-over-year unit growth, due to favorable affordability trends reflective of low mortgage rates and lower home prices.
NAR reported a year-over-year increase of 8% in existing homesale transactions in the first six months of 2012 compared to the first six months of 2011 and is forecasting a 9% increase in existing homesale transactions for 2012 compared to 2011. For 2013, NAR is forecasting a 7% increase in homesales to 5.0 million units compared to 2012, although it noted in its May 2012 release that the number of homesales could rise to as many as 5.3 million units, or a 14% increase compared to 2012, with a return to more normal mortgage lending standards. Fannie Mae is forecasting 2012 to increase 8% for existing homesale transactions compared to 2011.
With respect to homesale prices, NAR reported a year-over-year increase of 3% in average homesale price in the first six months of 2012 compared to the first six months of 2011 and is forecasting median homesale prices for 2012 to increase 4% compared to 2011. NAR is also forecasting a 5% increase in median existing homesale prices in 2013 compared to 2012. Fannie Mae's most recent forecast shows a 1% decrease in median homesale price for 2012 compared to 2011.
The most recent NAR forecast estimates that the volume of existing homesales (i.e., median homesale price times existing homesale transactions) will increase 13% for the full year 2012 compared to 2011 and increase a further 13% in 2013 compared to 2012.

According to NAR, the housing affordability index has continued to improve as a result of the cumulative homesale price declines that began in 2007. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The housing affordability index was 184 as of May 2012 and 185 for 2011 compared to 174 for 2010 and 169 for 2009. The overall improvement in this index could favorably impact a housing recovery. In addition, as rental prices have recently continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, interest rates on commitments for 30-year, fixed-rate first mortgages have decreased from 5.3% in December 2008 to 3.7% in June 2012.
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
CoreLogic, one of several third parties that track residential housing statistics, in their June 2012 press release, disclosed that there were 1.5 million units of "shadow inventory" (i.e., properties where the homeowner is seriously delinquent in meeting its mortgage obligations or where the property is in some stage of foreclosure or already a REO) as of April 2012 which is down from 1.8 million units as of April 2011. This inventory consists of 720,000 units which are seriously delinquent (90 days or more), 410,000 units which are in some stage of foreclosure and 390,000 units which are already in REO. Although there have been concerns about significant shadow inventory, we do not believe that this will have a significant impact on our business, as the concentration of the shadow inventory is limited to a few regions of the country and the potential increase in unit sales activity should offset in whole or in part the adverse impact on home prices in these regions. Furthermore, according to NAR, the percentage of distressed properties has declined from 30% of sales in June 2011 to 25% of sales in June 2012, and institutions holding distressed mortgages have increasingly shifted activity away from REOs and focused on short sales, which are less disruptive to the market. In addition, an increase in saleable housing inventory would be welcome in many housing markets given the significant decrease in overall housing inventory.
According to NAR, the inventory of existing homes for sale is 2.4 million homes at June 2012 and the inventory level has trended down from a record 4.0 million homes in July 2007, and is 24 percent below June 2011. The June 2012 inventory represents a supply of 6.6 months at the current sales pace. The inventory supply is returning to a more typical level and is acting as a stabilizing force on home prices. Lastly, in many markets there are low levels of inventory at certain price points, which could limit sales activity over the near term.
Recent Legislative and Regulatory Matters
Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. These standards and practices include limitations, which are scheduled to become effective in 2013, on the amount that a mortgage originator may receive with respect to a "qualified mortgage," including fees received by affiliates of the mortgage originator. Based upon the current legislation and the definition of a qualified mortgage, such limitation could adversely affect the fees received by TRG, as a provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans. While we are continuing to evaluate all aspects of the Dodd-Frank Act, legislation and regulations promulgated pursuant to such legislation, as well as other legislation that may be enacted to reform the U.S. housing finance market, could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, disrupt mortgage availability, increase down payment requirements, increase mortgage costs, curtail affiliated business transactions and result in increased costs and potential litigation for housing market participants.

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
Potential Reform of the U.S. Housing Finance Market and Potential Wind-Down of Freddie Mac and Fannie Mae. In September 2008, the U.S. government placed Fannie Mae and Freddie Mac in conservatorship and has provided funding of billions of dollars to these entities to backstop shortfalls in their capital requirements. Congress also has held hearings on the future of Freddie Mac and Fannie Mae and other GSEs with a view towards further legislative reform. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Numerous pieces of legislation seeking various types of reform for the GSEs have been introduced in Congress. Legislation, if enacted, which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry, any of which could have a materially adverse affect on the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken. At present, the U.S. government also is attempting, through various avenues, to increase loan modifications for home owners with negative equity.
***
We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability of housing, the economic health of the domestic economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. While the housing market has recently shown signs of recovery, there remains substantial uncertainty with respect to the timing and scope of a sustained housing recovery. Factors that may negatively affect a sustained housing recovery include:

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

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have shown modest signs of a recovery; however, there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.

Homesales
For the three months ended June 30, 2012, RFG and NRT homesale transactions increased 9% and 13%, respectively, due to an overall pick-up in homebuyer activity compared to the second quarter of 2011. The increase in homesale transactions in the second quarter of 2012 follows an increase in homesale transactions in the first quarter of 2012 of 7% for RFG and 8% for NRT. The quarterly and annual year over year trend in homesale transactions is as follows:

		2012 vs. 2011
			Second Quarter	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2012 vs. 2011 Forecast
	Full Year 2011 vs. 2010	First Quarter

Number of Homesales
Industry
NAR (a)	2%	5%	9%	9%	9%	9%
Fannie Mae (a)	2%	5%	10%	9%	6%	8%
Realogy
Real Estate Franchise Services	(1)%	7%	9%
Company Owned Real Estate Brokerage Services	—%	8%	13%
_______________

(a)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR and Fannie Mae press release.
As of their most recent releases, NAR is forecasting a 9% increase in existing homesale transactions in 2012, while Fannie Mae is forecasting an increase of 8%. For 2013, NAR and Fannie Mae are forecasting an increase of 7% and 2%, respectively, in existing homesale transactions for 2013 compared to 2012.
Homesale Price
NAR reported homesale price declines of 4% for the year ended December 31, 2011 compared to 2010 while our price was flat for RFG and down 2% for NRT. We believe that one significant reason, other than our geographic footprint, that accounts for the difference between our average homesale price and the median homesale price of NAR in 2011 compared to 2010 was due to the high level of distressed sales included in NAR’s data. For the three months ended June 30, 2012, average homesale price was up 6% for RFG which was consistent with NAR's second quarter forecast and was flat for NRT due to the mix of business with more lower priced homes. We believe the improvement in price in the second quarter of 2012 was due to the low level of home inventory in many markets. The quarterly and annual year over year trend in the price of homes is as follows:

		2012 vs. 2011
			Second Quarter	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2012 vs. 2011 Forecast
	Full Year 2011 vs. 2010	First Quarter

Price of Homes
Industry
NAR (a)	(4)%	—%	7%	6%	5%	4%
Fannie Mae (a)	(4)%	—%	(1)%	1%	2%	(1)%
Realogy
Real Estate Franchise Services	—%	—%	6%
Company Owned Real Estate Brokerage Services	(2)%	(3)%	—%
_______________

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.
As of their most recent releases, for 2012 NAR is forecasting a 4% increase in the median existing homesale price compared to 2011 and Fannie Mae is forecasting a 1% decline. For 2013, NAR is forecasting an increase of 5% in median homesale prices for 2013 compared to 2012 and Fannie Mae is forecasting an increase of 1% in median homesale prices for 2013 compared to 2012.
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
Other Factors
Due to the prolonged downturn in the residential real estate market, a significant number of third party franchisees have experienced operating difficulties. As a result, many of our franchisees with multiple offices have reduced overhead and consolidated offices in an attempt to remain competitive in the marketplace. In addition, we have had to terminate franchisees due to non-reporting and non-payment which could adversely impact transaction volumes in the future. Due to the factors noted above, we continue to actively monitor the collectability of receivables and notes from our franchisees.
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
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through the second quarter of 2012, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the average brokerage commission rates will modestly decline.
The net effective royalty rate has been declining over the past three years. We would expect that, over the near term, the net effective royalty rate will continue to modestly decline due to an increased concentration of business with larger franchisees which earn higher volume incentives as well as the Company’s focus on strategic growth through relationships with larger established real estate companies which may pay a lower royalty rate. In addition, mergers and consolidations of distressed franchisees into larger franchisees can drive down the net effective royalty rate. The net effective rate can also be affected by a shift in volume amongst our brands which operate under different royalty rate arrangements.
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
The following table presents our drivers for the three and six months ended June 30, 2012 and 2011. See “Results of Operations” for a discussion as to how the key drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Real Estate Franchise Services (a)
Closed homesale sides	273,771	251,045	9%	471,229	435,688	8%
Average homesale price	$214,547	$202,045	6%	$205,967	$198,513	4%
Average homesale broker commission rate	2.55%	2.55%	—	2.55%	2.55%	—
Net effective royalty rate	4.64%	4.83%	(19) bps	4.68%	4.85%	(17) bps
Royalty per side	$263	$258	2%	$256	$255	—%
Company Owned Real Estate Brokerage Services
Closed homesale sides	82,768	73,061	13%	138,041	124,261	11%
Average homesale price	446,732	445,550	—%	429,267	432,618	(1%)
Average homesale broker commission rate	2.49%	2.49%	—	2.50%	2.49%	1 bps
Gross commission income per side	$11,856	$11,931	(1%)	$11,497	$11,625	(1%)
Relocation Services
Initiations	48,698	46,433	5%	86,168	81,541	6%
Referrals	22,039	20,282	9%	36,305	33,095	10%
Title and Settlement Services
Purchase title and closing units	29,973	26,219	14%	50,538	45,190	12%
Refinance title and closing units	17,766	10,840	64%	39,782	27,666	44%
Average price per closing unit	$1,450	$1,525	(5%)	$1,350	$1,457	(7%)
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2012	2011	Change
Net revenues	$1,309	$1,179	$130
Total expenses (1)	1,340	1,203	137
Loss before income taxes, equity in earnings and noncontrolling interests	(31)	(24)	(7)
Income tax expense	8	1	7
Equity in earnings of unconsolidated entities	(15)	(4)	(11)
Net loss	(24)	(21)	(3)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net loss attributable to Holdings and Realogy	$(25)	$(22)	$(3)
_______________

(1)
Total expenses for the three months ended June 30, 2012 include $2 million of restructuring costs. Total expenses for the three months ended June 30, 2011 include $3 million of restructuring costs, offset by a net benefit of $12 million of former parent legacy items.

Net revenues increased $130 million (11%) for the three months ended June 30, 2012 compared with the three months ended June 30, 2011, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily due to higher homesale transaction volume as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $137 million (11%) primarily due to:

1.	a $114 million increase in commission and other agent-related costs, operating, marketing and general and administrative expenses primarily related to:

•
an $85 million increase in commission expense for the Company Owned Real Estate Brokerage Services segment due to increased volume, $9 million in incremental employee related costs, and a $6 million increase in franchise fees paid to RFG partially offset by $10 million of lower operating expenses primarily as a result of restructuring and cost-saving activities;

•
an increase in expenses for the Real Estate Franchise Service segment, primarily due to $10 million for a settlement of a legal matter and $3 million of incremental employee related costs partially offset by a $3 million decrease in marketing expenses; and

•
an increase in variable operating expenses for the Title and Settlement segment of $11 million as a result of increases in resale, refinancing and underwriter volume and a $2 million increase in incremental employee related costs.

The incremental employee related costs noted above was primarily due to $15 million of expense for the 2012 bonus plan which is in addition to $10 million of expense being recognized for the 2011-2012 retention plan whereas in the second quarter of 2011 only $10 million of expense was being recognized for the retention plan. As a result, there is $15 million of incremental employee related costs in the second quarter of 2012 compared to the second quarter of 2011.

2.
an increase of $15 million in interest expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of incremental interest related to the 2012 Senior Secured Notes Offering; and

3.	a reduction in the net benefit of former parent legacy items of $12 million due to benefits received in 2011 that did not recur in 2012.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the three months ended June 30, 2012 was $8 million.  This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $2 million was recognized for foreign and state income taxes for certain jurisdictions.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30, 2012 and 2011:

	Revenues (a)			EBITDA (b)			Margin
	2012	2011	% Change	2012	2011	% Change	2012	2011	Change
Real Estate Franchise Services	$170	$160	6%	$99	$97	2%	58%	61%	(3)
Company Owned Real Estate Brokerage Services	994	884	12	78	48	63	8	5	3
Relocation Services	109	110	(1)	30	32	(6)	28	29	(1)
Title and Settlement Services	106	90	18	14	12	17	13	13	—
Corporate and Other	(70)	(65)	*	(18)	(2)	*
Total Company	$1,309	$1,179	11%	$203	$187	9%	16%	16%	—
Less: Depreciation and amortization				44	47
Interest expense, net				176	161
Income tax expense				8	1
Net loss attributable to Holdings and Realogy				$(25)	$(22)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $70 million and $65 million during the three months ended June 30, 2012 and 2011, respectively.

(b)
EBITDA for the three months ended June 30, 2012 includes $2 million of restructuring costs. EBITDA for the three months ended June 30, 2011 includes $3 million of restructuring costs offset by the net benefit of $12 million of former parent legacy items.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues remained constant at 16% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a $12 million increase in equity earnings related to our investment in PHH Home Loans and a $10 million decrease in other operating expenses for the Company Owned Real Estate Brokerage Services Segment offset by $15 million of incremental employee related costs and $10 million of incremental legal expenses.
On a segment basis, the Real Estate Franchise Services segment margin decreased 3 percentage points to 58% from 61%. The three months ended June 30, 2012 reflected increases in legal and employee related expenses partially offset by increases in franchisee royalty revenue due to an increase in homesale transactions. The Company Owned Real Estate Brokerage Services segment margin increased 3 percentage points to 8% from 5% in the prior period. The three months ended June 30, 2012 reflected an increase in the number of homesale transactions. The Relocation Services segment margin decreased 1 percentage point to 28% from 29% in the comparable prior period primarily due to flat revenues and higher employee related costs. The Title and Settlement Services segment margin remained constant at 13%.

Corporate and Other EBITDA for the three months ended June 30, 2012 decreased $16 million to negative $18 million primarily due to the absence of a net benefit of $12 million of former parent legacy items that occurred in the three months ended June 30, 2011 and $3 million of incremental employee related costs.
Real Estate Franchise Services
Revenues increased $10 million to $170 million and EBITDA increased $2 million to $99 million for the three months ended June 30, 2012 compared with the same period in 2011.
The increase in revenue was driven by a $7 million increase in third-party domestic franchisee royalty revenue due to a 9% increase in the number of homesale transactions along with a 6% increase in the average homesale price, partially offset by a lower net effective royalty rate as a result of our larger affiliates achieving higher volume levels. Marketing revenue and related expense decreased $3 million primarily due to lower television and online advertising spend during the second quarter of 2012 compared to the same period in 2011.
The increase in revenue was also attributable to a $6 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $65 million and $59 million during the second quarter of 2012 and 2011, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $2 million increase in EBITDA was principally due to the $13 million increase in royalty revenue discussed above and a $2 million reduction in bad debt expense, partially offset by a $10 million increase in legal expenses primarily due to a settlement of a legal matter and a $3 million increase in employee related expenses.
Company Owned Real Estate Brokerage Services
Revenues increased $110 million to $994 million and EBITDA increased $30 million to $78 million for the three months ended June 30, 2012 compared with the same period in 2011.
The increase in revenues, excluding REO revenues, of $114 million was due to increased commission income earned on homesale transactions which was primarily driven by a 13% increase in the number of homesale transactions while the average price of homes remained flat. We believe the 13% increase in homesale transactions was due to higher activity in the Midwest, New England and California markets and the flat average homesale price is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $4 million to $3 million in the three months ended June 30, 2012 compared to the same period in 2011 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA increased $30 million due to:

•	$110 million increase in revenues discussed above;

•	a $12 million increase in equity earnings related to our investment in PHH Home Loans; and

•	a $10 million decrease in other operating expenses, net of inflation, primarily due to restructuring and cost-saving activities and employee costs.
These increases were partially offset by an $85 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $6 million increase in royalties paid to the Real Estate Franchise Services segment and a $9 million increase in employee related costs. Commission expense as a percentage of gross commission income increased slightly compared to the same period in 2011, caused by the mix of business. Commission schedules are generally progressive to incentivize agents with higher levels of production.
Relocation Services
Revenues decreased $1 million to $109 million and EBITDA decreased $2 million to $30 million for the quarter ended June 30, 2012 compared with the same quarter in 2011.
The decrease in revenues was primarily driven by a $4 million decrease in at-risk revenue due to lower at-risk transaction volume and a $1 million decrease in financial income due to higher securitization interest expense as a result of the new Apple Ridge agreement during the second quarter of 2012 compared to 2011. The decrease was partially offset by a

$4 million increase in referral fees due to increased transaction volume and higher home values compared to the same quarter in 2011.
EBITDA decreased $2 million as a result of a $3 million increase in employee related costs, a $2 million increase in operating costs, primarily due to higher volume related staffing costs and the $1 million decrease in revenue discussed above. The increase in operating costs is higher than the change in revenues in the three months ended June 30, 2012 compared with the same quarter in 2011, primarily due to incremental staffing associated with the increase in initiations, where related revenues will be recognized in later periods as services are provided. These factors were partially offset by a $3 million reduction in costs for at-risk transactions due to lower volume and a $2 million net reduction in insurance loss reserves due to an improvement in claim activity.
Title and Settlement Services
Revenues increased $16 million to $106 million and EBITDA increased $2 million to $14 million for the quarter ended June 30, 2012 compared with the same quarter in 2011.
The increase in revenues was primarily driven by a $7 million increase in resale volume, a $5 million increase in underwriter revenue and a $4 million increase in refinancing transactions. Resale title and closing units increased 14% and refinance title and closing units increased 64% while average price per closing decreased 5% for the quarter ended June 30, 2012 compared with the same quarter in 2011. The decrease in the average price per closing unit was primarily due to a greater percentage of total closing units being derived from refinancing closings, which have a lower average price than resale closings.
EBITDA increased $2 million as a result of the increase in revenues partially offset by a $9 million increase in variable operating costs as a result of the increase in transaction volume, as well as $2 million of increased costs related to the expansion of the lender channel and a $2 million increase in employee related expenses.
Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2012	2011	Change
Net revenues	$2,184	$2,010	$174
Total expenses (1)	2,410	2,270	140
Loss before income taxes, equity in earnings and noncontrolling interests	(226)	(260)	34
Income tax expense	15	2	13
Equity in earnings of unconsolidated entities	(25)	(4)	(21)
Net loss	(216)	(258)	42
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net loss attributable to Holdings and Realogy	$(217)	$(259)	$42
_______________

(1)
Total expenses for the six months ended June 30, 2012 include $5 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $3 million of former parent legacy items. Total expenses for the six months ended June 30, 2011 include $5 million of restructuring costs and $60 million related to the 2011 Refinancing Transactions, partially offset by a net benefit of $14 million of former parent legacy items.

Net revenues increased $174 million (9%) for the six months ended June 30, 2012 compared with the six months ended June 30, 2011, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment due to higher homesale transaction volume.
Total expenses increased $140 million (6%) primarily due to:

1.	a $156 million increase in commission and other agent-related costs, operating, marketing and general and administrative expenses primarily related to:

•	a $113 million increase in commission expense for the Company Owned Real Estate Brokerage Services segment due to increased volume, $10 million in incremental employee related costs, and an $8 million increase in franchise fees paid to RFG partially offset by $21 million lower operating expenses primarily as a result of restructuring and cost-saving activities;

•
an increase in expenses for the Real Estate Franchise Service segment, primarily due to $13 million of incremental legal expenses, a $5 million increase in marketing expenses and $5 million of incremental employee related costs;

•	$6 million of incremental employee related costs for the Relocation Services segment and an increase in operating costs related to incremental staffing needs; and

•
an increase in variable operating expenses for the Title and Settlement segment of $15 million as a result of increases in resale, refinancing and underwriter volume and $3 million of incremental employee related costs.

The incremental employee related costs noted above was primarily due to $30 million of expense for the 2012 bonus plan which is in addition to $20 million of expense being recognized for the 2011-2012 retention plan whereas in the first half of 2011 only $21 million of expense was being recognized for the retention plan. As a result, during the first half of 2012, there is approximately $30 million of incremental employee related costs compared to the first half of 2011.

2.
a net increase in interest expense of $6 million as a result incremental interest related to the 2012 Senior Secured Notes Offering offset by the absence of $17 million of interest expense due to the de-designation of interest rate swaps and $7 million due to the write-off of financing costs as a result of the 2011 Refinancing Transactions which occurred in the first six months of 2011;

3.	a reduction in the net benefit of former parent legacy items of $11 million due to benefits received in 2011 that did not recur in 2012;

4.
offset by a decrease of $30 million related to the loss on the early extinguishment of debt which was $6 million for the six months ended June 30, 2012 compared to $36 million for the six months ended June 30, 2011.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the six months ended June 30, 2012 was $15 million.  This expense included $12 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million was recognized for foreign and state income taxes for certain jurisdictions.
Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30, 2012 and 2011:

	Revenues (a)			EBITDA (b)			Margin
	2012	2011	% Change	2012	2011	% Change	2012	2011	Change
Real Estate Franchise Services	$299	$278	8%	$160	$159	1%	54%	57%	(3)
Company Owned Real Estate Brokerage Services	1,611	1,471	10	61	11	455	4	1	3
Relocation Services	197	197	—	34	42	(19)	17	21	(4)
Title and Settlement Services	194	173	12	16	14	14	8	8	—
Corporate and Other	(117)	(109)	*	(38)	(50)	*	32	46	(14)
Total Company	$2,184	$2,010	9%	$233	$176	32%	11%	9%	2
Less: Depreciation and amortization				89	93
Interest expense, net (c)				346	340
Income tax expense				15	2
Net loss attributable to Holdings and Realogy				$(217)	$(259)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $117 million and $109 million during the six months ended June 30, 2012 and 2011, respectively.

(b)
EBITDA for the six months ended June 30, 2012 includes $5 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $3 million of former parent legacy items. EBITDA for the six months ended June 30, 2011 includes $5 million of restructuring costs and $36 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $14 million of former parent legacy items.

(c)
Interest expense for the six months ended June 30, 2011 includes $24 million due to the de-designation of interest rate swaps and write-off of deferred financing costs as a result of the 2011 Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 2 percentage points for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to improved margins at the Company Owned Real Estate Brokerage segment partially offset by $30 million of incremental employee related costs, $13 million of incremental legal expenses and a reduction in the net benefit of former parent legacy items of $11 million.
On a segment basis, the Real Estate Franchise Services segment margin decreased 3 percentage points to 54% from 57%. The six months ended June 30, 2012 reflected increases in franchisee royalty revenue due to an increase in homesale transactions offset by the timing of marketing spend into the first half of 2012 for Century 21 advertising that took place during Super Bowl XLVI and increases in legal expenses and employee related expenses. The Company Owned Real Estate Brokerage Services segment margin increased 3 percentage points to 4% from 1% in the prior period. The six months ended June 30, 2012 reflected an increase in the number of homesale transactions offset by a 1% decrease in average homesale price. The Relocation Services segment margin decreased 4 percentage points to 17% from 21% in the comparable prior period primarily due to flat revenues and incremental employee related costs. The Title and Settlement Services segment margin remained flat at 8% percentage points due to increases in revenue and related variable operating costs as well as incremental employee related costs.
Corporate and Other EBITDA for the six months ended June 30, 2012 improved $12 million to negative $38 million from negative $50 million primarily due to a $30 million reduction in the loss on the early extinguishment of debt which was $6 million as a result of the 2012 Senior Secured Notes Offering compared to $36 million as a result of the 2011 Refinancing Transactions partially offset by a reduction in the net benefit of former parent legacy items of $11 million and incremental employee related costs of $4 million during the first half of 2012.
Real Estate Franchise Services
Revenues increased $21 million to $299 million and EBITDA increased $1 million to $160 million for the six months ended June 30, 2012 compared with the same period in 2011.
The increase in revenue was driven by a $9 million increase in third-party domestic franchisee royalty revenue due to an 8% increase in the number of homesale transactions along with a 4% increase in the average homesale price, partially offset by a lower net effective royalty rate as a result of our larger affiliates achieving higher volume levels. In addition, marketing revenue and related marketing expenses increased $4 million and $5 million, respectively, primarily due to the timing of advertising spend for Century 21 compared to the same period in 2011.
The increase in revenue was also attributable to an $8 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $109 million and $101 million during the first half of 2012 and 2011, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $1 million increase in EBITDA was principally due to the $17 million increase in royalty revenues noted above and a $3 million decrease in operating expenses partially offset by $13 million of legal expenses due to the settlement of a legal matter and other incremental legal expenses, a $5 million increase in employee related costs and a net $1 million decrease in EBITDA due to marketing activities.
Company Owned Real Estate Brokerage Services
Revenues increased $140 million to $1,611 million and EBITDA increased $50 million to $61 million for the six months ended June 30, 2012 compared with the same period in 2011.
The increase in revenues, excluding REO revenues, of $147 million was due to increased commission income earned on homesale transactions which was primarily driven by an 11% increase in the number of homesale transactions, partially offset by a 1% decrease in average price of homes sold. We believe the 11% increase in homesale transactions and 1%

decrease in the average price of homes sold is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $7 million to $7 million in the six months ended June 30, 2012 compared to the same period in 2011 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA increased $50 million due to:

•	$140 million increase in revenues discussed above;

•	a $22 million increase in equity earnings related to our investment in PHH Home Loans; and

•	a $21 million decrease in other operating expenses, net of inflation, primarily due to restructuring and cost-saving activities and employee costs.
These increases were partially offset by an $113 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $10 million increase in employee related costs, a $8 million increase in royalties paid to the Real Estate Franchise Services segment and a $2 million increase in marketing expenses due to increased transaction volume. Commission expense as a percentage of gross commission income increased slightly compared to the same period in 2011, caused by the mix of business. Commission schedules are generally progressive to incentivize agents with higher levels of production.
Relocation Services
Revenues remained flat at $197 million and EBITDA decreased $8 million to $34 million for the six months ended June 30, 2012 compared with the same quarter in 2011.
Revenue remained flat primarily due to a $5 million increase in referral fees due to increased transaction volume and higher home values, $2 million of higher international revenue due to increased transaction volume offset by a $5 million decrease in at-risk revenue driven by lower at-risk transaction volume and a $2 million decrease in financial income due to higher securitization interest expense as a result of the new Apple Ridge agreement. The increase in referral revenue year over year was slightly lower than the increase in referral volume due to a shift in mix of business.
EBITDA decreased $8 million as a result of a $6 million increase in operating costs driven by higher volume. The increase in operating costs is higher than the change in revenues in the six months ended June 30, 2012 compared with the same period in 2011, primarily due to incremental staffing associated with the increase in initiations, where related revenues will be recognized in later periods as services are provided. EBITDA was further impacted by a $6 million increase in employee related costs, partially offset by a reduction in costs of $4 million for at-risk transactions due to lower at-risk transaction volume and a $2 million net reduction in insurance loss reserves due to an improvement in claim activity.
Title and Settlement Services
Revenues increased $21 million to $194 million and EBITDA increased $2 million to $16 million for the six months ended June 30, 2012 compared with the same period in 2011.
The increase in revenues was primarily driven by a $10 million increase in resale volume, a $6 million increase in underwriter revenue and a $4 million increase in refinancing transactions. Resale title and closing units increased 12% and refinance title and closing units increased 44% while average price per closing decreased 7% for the six months ended June 30, 2012 compared with the same period in 2011. The decrease in the average price per closing unit was primarily due to a greater percentage of total closing units being derived from refinance closings, which have a lower average price than resale closings.
EBITDA increased as a result of the increase in revenues partially offset by an increase of $13 million in variable operating costs due to an increase in volume, as well as, $2 million of increased costs related to the expansion of the lender channel and $3 million of incremental employee related costs.
2012 Restructuring Program
During the first six months of 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $10 million in 2012. As of June 30, 2012, the Company Owned Real Estate Brokerage Services recognized $2 million of personnel related expense and $1 million of facility related expenses. The Relocation Services and the Title and Settlement Services segments each recognized $1 million of facility related expenses. At June 30, 2012, the remaining liability is $2 million.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services segment recognized $1 million of personnel related expense and the Title and Settlement Services segment recognized $1 million of facility related expenses. At June 30, 2012, the remaining liability is $2 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2010. At December 31, 2011, the remaining liability for these various restructuring activities was $17 million. During the three months ended June 30, 2012, the Company utilized $4 million of the remaining accrual resulting in a remaining liability of $13 million related to future lease payments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2012	December 31, 2011	Change
Total assets	$7,822	$7,810	$12
Total liabilities	$9,543	$9,318	$225
Total equity (deficit)	$(1,721)	$(1,508)	$(213)
For the six months ended June 30, 2012, total assets increased $12 million primarily as a result of a $41 million increase in relocation receivables, a $27 million increase in trade receivables and a $13 million increase in other non-current assets, partially offset by a decrease in franchise agreements intangible assets, other intangibles and property and equipment of $34 million, $21 million and $14 million, respectively, due to amortization and depreciation.
Total liabilities increased $225 million principally due to a $185 million increase in indebtedness. Accrued expenses and other current liabilities increased $63 million, primarily due to an increase in accrued interest of $18 million, an increase in accrued debt financing costs of $14 million related to the 2012 Senior Secured Note Offering as well as an increase in accounts payable of $30 million. These increases were partially offset by a $60 million decrease in securitization obligations.
Total equity (deficit) decreased $213 million primarily due to the net loss attributable to Holdings and Realogy of $217 million for the six months ended June 30, 2012.
LIQUIDITY AND CAPITAL RESOURCES
On June 8, 2012, Holdings filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of shares of Common Stock. If the initial public offering is consummated, all of the outstanding Convertible Notes would be either converted into shares of Common Stock or redeemed at 90% of the principal thereof. Holders of approximately $2.0 billion principal amount of the Convertible Notes have indicated that they intend to convert all of their Convertible Notes substantially concurrently with the closing of the offering. In addition, we expect to use substantially all of the net proceeds from the offering to repay other outstanding indebtedness. The following discussion assumes that the initial public offering of Common Stock is not consummated.
Our liquidity position has been negatively affected by the substantial interest expense on our debt obligations as well as the impact of the significant and prolonged downturn in the real estate market, which have resulted in negative operating cash flows to the Company. While we believe that we are experiencing the beginning of a recovery in the residential real estate market, our liquidity position is expected to continue to be negatively affected by the interest expense on our debt obligations. Moreover, we are not certain whether the improvement we have seen in the residential real estate market will lead to a sustained recovery and cannot predict when this market will return to a period of sustainable growth. If a recovery in the residential real estate market is not sustained or is delayed or the economy as a whole does not improve or deteriorates, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business. Our liquidity position would also be adversely impacted by our inability to access our relocation securitization programs and could be adversely impacted by our inability to access the capital markets. In addition, our short-term liquidity position from time to time has been and may continue to be negatively affected by seasonal fluctuations in the residential real estate brokerage business.
Our primary liquidity needs are to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Primarily as a consequence of our cash interest obligations, we expect to experience negative cash flows during the next twelve months given our operating environment. However, if conditions in the real estate market do not deteriorate, given our availability under our extended revolving credit facility and other sources of liquidity which we believe are available to us, we believe we will be able to meet our cash flow needs through June 30, 2013.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. For example, interest payments of approximately $215 million are due on our Unsecured Notes and Second Lien Loans in October and April of each year. Because of this asymmetry and the size of our cash interest obligations, if unfavorable conditions in the real estate market and general macroeconomic conditions do not significantly improve or our total indebtedness is not materially reduced, we would be required to seek additional sources of working capital for our future liquidity needs, including obtaining additional financing and deferring or reducing spending. There can be no assurance that we would be able to defer or reduce expenses or that any such actions would not materially and adversely impact our business and results of operations or that we would be able to obtain financing on acceptable terms or at all.
We will continue to evaluate potential financing transactions, including issuing equity securities, refinancing certain tranches of our indebtedness, issuing incremental debt, obtaining incremental letters of credit and extending maturities as well as potential transactions pursuant to which third parties, Apollo or its affiliates may provide financing to us or otherwise engage in transactions to provide liquidity to us. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. There also can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. In addition, the conversion of all or a portion of our approximately $2.1 billion in outstanding Convertible Notes into equity at the option of the holders thereof would increase our liquidity, although the holders of the Convertible Notes are not obligated to do so.
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
Cash Flows
At June 30, 2012, we had $138 million of cash and cash equivalents, a decrease of $5 million compared to the balance of $143 million at December 31, 2011. The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$(93)	$(194)	$101
Investing activities	(30)	(24)	(6)
Financing activities	118	179	(61)
Effects of change in exchange rates on cash and cash equivalents	—	1	(1)
Net change in cash and cash equivalents	$(5)	$(38)	$33

For the six months ended June 30, 2012, we utilized $101 million less cash in operations compared to the same period in 2011. For the six months ended June 30, 2012, $93 million of cash was used in operating activities primarily due to negative cash flows from operating results of $125 million after $320 million of cash interest payments as well as an increase in trade receivables and relocation receivables of $27 million and $41 million, respectively, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $82 million. For the six months ended June 30, 2011, $194 million of cash was used in operating activities due to negative cash flows from operating results of $121 million after $287 million of cash interest payments as well as an increase in trade receivables and relocation receivables of $32 million and $41 million, respectively.
For the six months ended June 30, 2012, we used $6 million more cash for investing activities compared to the same period in 2011. For the six months ended June 30, 2012, $30 million of cash was used for $19 million of property and equipment additions, $4 million of acquisition related payments, a $3 million increase in restricted cash and the purchase of certificates of deposit for $4 million. For the six months ended June 30, 2011, $24 million of cash was used in investing activities primarily due to $25 million of property and equipment additions, $4 million of acquisition related payments partially offset by net proceeds from certificates of deposit of $9 million.
For the six months ended June 30, 2012, $61 million less cash was provided from financing activities compared to the same period in 2011. For the six months ended June 30, 2012, $118 million of cash was provided as a result of the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes partially offset by $640 million of term loan facility repayments, the repayment of revolver borrowings of $94 million and $61 million of securitization obligation repayments. For the six months ended June 30, 2011, $179 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $125 million, partially offset by $703 million of term loan facility repayments and the payment of $34 million of debt issuance costs.
Adjusted Free Cash Flow
We define “Adjusted Free Cash Flow” as cash flows from operating activities less property and equipment additions and changes in relocation receivables and advances. The changes in relocation receivables and advances are removed from the Adjusted Free Cash Flow calculation as the change in these assets corresponds with the change in our securitization obligations included in cash flows from financing activities. We use Adjusted Free Cash Flow as a measure of liquidity because it assists us in assessing our ability to reduce our indebtedness through our generation of cash. We believe Adjusted Free Cash Flow is useful to an investor in evaluating our liquidity because Adjusted Free Cash Flow and similar measures are widely used by investors, securities analysts and other interested parties in our industry to measure a company's liquidity without regard to revenue and expense recognition, which can vary depending upon accounting methods. Although we use Adjusted Free Cash Flow as a liquidity measure to assess our ability to reduce our indebtedness through our generation of cash, the use of Adjusted Free Cash Flow has important limitations, including that: (1) Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our indebtedness; and (2) Adjusted Free Cash Flow removes the impact of accrual basis accounting on asset accounts and non-debt liability accounts. Adjusted Free Cash Flow may be calculated differently by other companies, including other companies in our industry, limiting its usefulness as a comparative measure. Adjusted Free Cash Flow should not be considered in isolation or as a substitute to cash flows from operating activities determined in accordance with GAAP and should be assessed alongside other liquidity measures, including various cash flow metrics and our other GAAP results.
A reconciliation of net cash used in operating activities to Adjusted Free Cash Flow is set forth in the following table:

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(93)	$(194)
Less property and equipment additions	(19)	(25)
Less relocation receivables and advances	(41)	(41)
Adjusted Free Cash Flow	$(33)	$(128)

Financial Obligations
Indebtedness Table
As of June 30, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	$363	$109	$165
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	108	105	3
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes (5)	11.00%	April 2014	41	41	—
Senior Subordinated Notes (6)	12.375%	April 2015	190	188	—
Extended Maturity Notes:
Senior Notes (7)	11.50%	April 2017	492	489	—
Senior Notes (8)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (9)
Apple Ridge Funding LLC		December 2013	400	245	155
Cartus Financing Limited (10)		Various	63	22	41
			$8,061	$7,602	$364
_______________

(1)
The available capacity under this facility was reduced by $89 million of outstanding letters of credit. On August 6, 2012, the Company had $150 million outstanding on the extended revolving credit facility and $89 million of outstanding letters of credit, leaving $124 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 3.25% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 2.25% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy’s option, (a) adjusted LIBOR plus 4.25% or (b) the higher of the Federal Funds Effective Rate plus 1.75% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 3.25%.

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, a portion of which are issued under the synthetic letter of credit facility: $5 million due in August 2012, $50 million due in January 2013 and $50 million due in July 2013.

(5)	On April 16, 2012, the Company redeemed $11 million principal amount of the outstanding Senior Toggle Notes.

(6)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $2 million.

(7)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(8)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(9)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(10)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2012.

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
In 2009, 2011 and 2012, Realogy completed various debt transactions, which are detailed below, that resulted in the following: (1) additional flexibility with respect to compliance with Realogy's senior secured leverage ratio under our senior secured credit facility; (2) the extension of the maturities of certain portions of our indebtedness; (3) additional liquidity to fund operations; and (4) the issuance of $2,110 million of Convertible Notes.
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
Effective February 3, 2011, we entered into a first amendment to our senior secured credit facility (the “Senior Secured Credit Facility Amendment”) and an incremental assumption agreement, which resulted in the following: (i) extended the maturity of a significant portion of our first lien term loans to October 10, 2016; (ii) extended the maturity of a significant portion of the loans and commitments under our revolving credit facility to April 10, 2016, and converted a portion of the extended revolving loans to extended term loans ($98 million in the aggregate); (iii) extended the maturity of a significant portion of the commitments under our synthetic letter of credit facility to October 10, 2016; and (iv) allowed for the issuance of First and a Half Lien Notes, which would not be counted as senior secured debt for purposes of determining the Company's compliance with the senior secured leverage ratio covenant under the Senior Secured Credit Facility.
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
The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy, Intermediate and all of their domestic subsidiaries other than certain excluded subsidiaries, including but not limited to (i) a first-priority pledge of substantially all capital stock held by Realogy or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (ii) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy and each subsidiary guarantor, subject to certain exceptions.
The Second Lien Loans are secured by liens on the assets of Realogy, Intermediate and by the subsidiary guarantors that secure the First Lien Loans. However, such liens are junior in priority to the First Lien Loans, the First Lien Notes and the First and a Half Lien Notes. The Second Lien Loans bear interest at a rate of 13.50% per year and interest payments are payable semi-annually with the first interest payment made on April 15, 2010. The Second Lien Loans mature on October 15, 2017 and there are no required amortization payments. Subject to certain limitations set forth in our senior secured credit facility, we may prepay the Second Lien Loans on or prior to October 15, 2012 at par plus a make-whole payment with respect to all interest that would accrue through October 15, 2012 in respect of the principal amount of Second Lien Loans to be prepaid, and thereafter, until October 15, 2013, we may prepay the Second Lien Loans at par plus a prepayment fee in an amount equal to 10.125% of the principal amount of Second Lien Loans to be prepaid. There are no prepayment fees payable in connection with prepayments of the Second Lien Loans following October 15, 2013.
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $186 million at June 30, 2012, of which $43 million will expire in October 2013 and $143 million will expire in October 2016. As of June 30, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets pari passu or junior in priority to the liens securing the First and a Half Lien Notes, including the Second Lien Loans, our securitization obligations or the unsecured notes. At June 30, 2012, Realogy’s senior secured leverage ratio was 4.08 to 1.0.
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
If Realogy were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility, which assets also secure our other secured indebtedness. Realogy has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then Realogy may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the First Lien Notes, the First and a Half Lien Notes, the Second Lien Loans and the Unsecured Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if Realogy is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to Realogy.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment was July 15, 2012). The First Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of Realogy that is a guarantor under the Senior Secured Credit Facility and certain of Realogy's outstanding securities. The First Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes and the Second Lien Loans.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of the Company. The $700 million of Existing First and a Half Lien Notes mature on February 15, 2019 and bear interest at a rate of 7.875% per annum, payable semiannually on February 15 and August 15 of each year. The New First and a Half Lien Notes mature on January 15, 2020. The $325 million of New First and a Half Lien Notes bear interest at a rate of 9.0% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment date was July 15, 2012). The First and a Half Lien Notes are guaranteed on a senior secured basis by Intermediate and each domestic subsidiary of Realogy that is a guarantor under the Senior Secured Credit Facility and certain of Realogy's outstanding securities. The First and a Half Lien Notes are also guaranteed by Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes, and (ii) senior to the collateral liens securing the Second Lien Loans. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $100 million at June 30, 2012 and $125 million at December 31, 2011 and a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at June 30, 2012 and December 31, 2011. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility, including the synthetic letter of credit facility. The facilities generally have a one-year term with certain options for renewal. As of June 30, 2012, Realogy had outstanding borrowings of $105 million under these credit facilities. Realogy has $5 million outstanding on an $8 million capacity facility which expires in August 2012, $50 million due in January 2013 and $50 million due in July 2013. For the six months ended June 30, 2012 and June 30, 2011, the weighted average interest rate under the U.S. credit facilities was 2.9% with interest payable either monthly or quarterly.

Unsecured Notes
On April 10, 2007, Realogy issued in a private placement $1,700 million of Senior Notes due 2014, $550 million of Senior Toggle Notes due 2014 and $875 million of Senior Subordinated Notes due 2015. On February 15, 2008, Realogy completed an exchange offer to register the privately placed notes under the Securities Act. The registration statement was filed on Form S-4 (File No. 333-148153 declared effective by the SEC on January 9, 2008). The term "Existing Notes" refers to the privately placed notes and the exchange notes. On January 5, 2011, Realogy settled the Debt Exchange Offering to exchange its Existing Senior Notes and the 12.375% Senior Subordinated Notes for the Extended Maturity Notes and the Convertible Notes. On the settlement date of the Debt Exchange Offering, Realogy issued (i) $492 million aggregate principal amount of 11.50% Senior Notes, (ii) $130 million aggregate principal amount of 12.00% Senior Notes and (iii) $10 million aggregate principal amount of 13.375% Senior Subordinated Notes.
The 10.5% Senior Notes mature on April 15, 2014 and bear interest payable semiannually on April 15 and October 15 of each year. The 11.50% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year.
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
The Senior Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each domestic subsidiary of Realogy that is a guarantor under the senior secured credit facility or certain of Realogy's outstanding securities. The Senior Notes are guaranteed by Holdings on an unsecured senior subordinated basis and the Senior Subordinated Notes are guaranteed by Holdings on an unsecured junior subordinated basis.
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 975.6098 shares of Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $1.025 per share, and the Series C Convertible Notes are initially convertible into 926.7841 shares of Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $1.079 per share, subject to adjustment if specified distributions to holders of the Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.
Following a Qualified Public Offering, Realogy may, at its option, redeem the Convertible Notes, in whole or in part, at a redemption price, payable in cash, equal to 90% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest.
On March 21, 2012, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-179896) of Holdings and Realogy, which included the effectiveness of a Post-Effective Amendment to the registration statement initially declared effective on June 16, 2011. The Registration Statement registers for resale the outstanding Convertible Notes and the Common Stock of Holdings issuable upon conversion of the Convertible Notes. Offers and sales of the Convertible Notes and Common Stock may be made by selling securityholders named in the registration statement pursuant to the related prospectus, as amended or supplemented from time to time.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering, the Company recorded a loss on the early extinguishment of debt of $6 million during the six months ended June 30, 2012.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $393 million and $366 million of underlying relocation receivables and other related relocation assets at June 30, 2012 and December 31, 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the

Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $4 million for the three and six months ended June 30, 2012, respectively and $2 million and $3 million for the three and six months ended June 30, 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.5% and 1.9% for the six months ended June 30, 2012 and 2011, respectively.
Covenants under the Senior Secured Credit Facility and Certain Indentures
The senior secured credit facility and the indentures governing the First Lien Notes, First and a Half Lien Notes, the Extended Maturity Notes and the 12.375% Senior Subordinated Notes contain various covenants that limit Realogy’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and, with respect to the Senior Subordinated Notes, senior to the Senior Subordinated Notes;

•	pay dividends or make distributions to Realogy’s stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of Realogy's subsidiaries to pay dividends or to make other payments to Realogy;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of Realogy's and its material subsidiaries' assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage ratio covenant. Total senior secured net debt does not include the Second Lien Loans, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes or other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes. At June 30, 2012, the Company’s senior secured leverage ratio was 4.08 to 1.0.
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
Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio covenant during the next twelve months. While the housing market has recently shown signs of recovery, there remains substantial uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is not sustained or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.
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
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.

EBITDA is defined by us as net income (loss) before depreciation and amortization, interest (income) expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a six-month period adjusts for the same items as for a twelve-month period, except that the pro forma effect of cost savings, business optimizations and acquisitions and new franchisees are calculated as of the beginning of the six-month period instead of the twelve-month period.
We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management, including our chief operating decision maker, uses EBITDA as a factor in evaluating the performance of our business. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider EBITDA or Adjusted EBITDA either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

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
Adjusted EBITDA as used herein for a twelve-month period corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio.
In addition to the limitations described above Adjusted EBITDA includes pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma full period effect of acquisitions and new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods.

A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2012 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2012	June 30, 2012
Net loss attributable to Realogy (a)	$(441)	$(259)	$(182)	$(217)	$(399)
Income tax expense	32	2	30	15	45
Income before income taxes	(409)	(257)	(152)	(202)	(354)
Interest expense, net	666	340	326	346	672
Depreciation and amortization	186	93	93	89	182
EBITDA (b)	443	176	267	233	500
Restructuring costs, merger costs and former parent legacy costs (benefit), net (c)					8
Loss on the early extinguishment of debt					6
Pro forma cost savings for 2012 restructuring initiatives (d)					5
Pro forma cost savings for 2011 restructuring initiatives (e)					3
Pro forma effect of business optimization initiatives (f)					48
Non-cash charges (g)					—
Non-recurring fair value adjustments for purchase accounting (h)					4
Pro forma effect of acquisitions and new franchisees (i)					7
Apollo management fees (j)					15
Incremental securitization interest costs (k)					3
Adjusted EBITDA					$599
Total senior secured net debt (l)					$2,445
Senior secured leverage ratio					4.08	x
_______________

(a)
Net loss attributable to Realogy consists of: (i) a loss of $28 million for the third quarter of 2011; (ii) a loss of $154 million for the fourth quarter of 2011; (iii) a loss of $192 million for the first quarter of 2012 and (iv) a loss of $25 million for the second quarter of 2012.

(b)
EBITDA consists of: (i) $187 million for the third quarter of 2011; (ii) $80 million for the fourth quarter of 2011; (iii) $30 million for the first quarter of 2012 and (iv) $203 million for the second quarter of 2012.

(c)	Consists of $11 million of restructuring costs and $1 million of merger costs offset by a net benefit of $4 million for former parent legacy items.

(d)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first six months of 2012. From this restructuring, we expect to reduce our operating costs by approximately $7 million on a twelve-month run-rate basis and estimate that less than $2 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2011 through the time they were put in place had those actions been effected on July 1, 2011.

(e)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2011. From this restructuring, we expect to reduce our operating costs by approximately $21 million on a twelve-month run-rate basis and estimate that $18 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2011 through the time they were put in place had those actions been effected on July 1, 2011.

(f)
Represents the twelve-month pro forma effect of business optimization initiatives including $3 million related to our Relocation Services integration costs, $5 million related to vendor renegotiations and $40 million for employee retention accruals. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.

(g)
Represents the elimination of non-cash expenses, including $5 million of stock-based compensation expense and $6 million of other items less $11 million for the change in the allowance for doubtful accounts and notes reserves from July 1, 2011 through June 30, 2012.

(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(i)	Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on July 1, 2011.

Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2011.

(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended June 30, 2012.

(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2012.

(l)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,524 million plus $10 million of capital lease obligations less $89 million of readily available cash as of June 30, 2012. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes, including the Second Lien Loans, our securitization obligations and the Unsecured Notes.

Set forth in the table below is a reconciliation of net loss attributable to Realogy to Adjusted EBITDA for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Net loss attributable to Realogy	$(217)	$(259)
Income tax expense	15	2
Income before income taxes	(202)	(257)
Interest expense, net	346	340
Depreciation and amortization	89	93
EBITDA	233	176
Restructuring costs, merger costs and former parent legacy costs (benefit), net	2	(9)
Loss on the early extinguishment of debt	6	36
Pro forma cost savings for 2012 restructuring initiatives	2	—
Pro forma cost savings for 2011 restructuring initiatives	—	3
Pro forma effect of business optimization initiatives	21	22
Non-cash charges	(4)	(1)
Non-recurring fair value adjustments for purchase accounting	2	2
Pro forma effect of acquisitions and new franchisees	2	2
Apollo management fees	8	8
Incremental securitization interest costs	2	1
Adjusted EBITDA	274	240
Liquidity Risks
Our liquidity position may be negatively affected as a result of the following specific liquidity risks.
Negative Cash Flows; Seasonality and Cash Requirements
Our liquidity position has been negatively affected by the substantial interest expense on our debt obligations as well as the impact of the significant and prolonged downturn in the real estate market, which have resulted in negative operating cash flows to the Company. While we believe that we are experiencing the beginning of a recovery in the residential real estate market, our liquidity position is expected to continue to be negatively affected by the interest expense on our debt obligations. Primarily as a consequence of our cash interest obligations, we expect to experience negative cash flows during the next twelve months given our operating environment. Moreover, we are not certain whether the improvement we have seen in the residential real estate market will lead to a sustained recovery and cannot predict when this market will return to a period of sustainable growth. If a recovery in the residential real estate market is not sustained or is delayed or the economy as a whole does not improve or deteriorates, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business. Our business segments are also subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. For example, interest payments of approximately $215 million are due on our Unsecured Notes and Second Lien Loans in April and October of each year. Accordingly, the two most significant interest payments fall in, or immediately following, periods of our lowest cash flow generation. Because of this asymmetry and the size of our cash interest obligations, if there is not a sustained recovery in the housing market or our total indebtedness is not materially reduced, we would be required to seek additional sources of working capital for our future liquidity needs, including obtaining additional financing from affiliated or non-affiliated debt holders, issuing equity securities and deferring or reducing spending. There can be no assurance that we would be able to defer or reduce expenses or that any such actions would not materially and adversely impact our business and results of operations or that we would be able to obtain financing on acceptable terms or at all.
We will continue to evaluate potential financing transactions, including issuing equity securities, refinancing certain tranches of our indebtedness, issuing incremental debt, obtaining incremental letters of credit and extending maturities as well as potential transactions pursuant to which third parties, Apollo or its affiliates may provide financing to us or otherwise engage in transactions to provide liquidity to us. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. There also can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. The conversion of all or a portion of our approximately $2.1 billion in outstanding Convertible Notes into equity at the option of the holders thereof would increase our liquidity, although the holders of the Convertible Notes are not obligated to do so.
Senior Secured Credit Facility Covenant Compliance
On the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0.
As of June 30, 2012, we were in compliance with the senior secured leverage ratio covenant with a ratio of 4.08 to 1.0. While the housing market has recently shown signs of recovery, there remains substantial uncertainty with respect to the timing and scope of a sustained housing recovery and if a housing recovery is not sustained or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.
To maintain compliance with the senior secured leverage ratio (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact the foregoing include: (a) changes in homesale transactions and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing from our parent company, (e) obtaining additional debt financing from affiliated or non-affiliated debt holders, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.
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
Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2012:

	Remaining
	2012	2013	2014	2015	2016	Thereafter	Total
Extended revolving credit facility (a)	$—	$—	$—	$—	$109	$—	$109
Extended term loan facility (b)	—	—	—	—	1,822	—	1,822
First Lien Notes (c)	—	—	—	—	—	593	593
Existing First and a Half Lien Notes (d)	—	—	—	—	—	700	700
New First and a Half Lien Notes (d)	—	—	—	—	—	325	325
Second Lien Loans (d)	—	—	—	—	—	650	650
Other bank indebtedness (e)	5	100	—	—	—	—	105
10.50% Senior Notes (f)	—	—	64	—	—	—	64
11.50% Senior Notes (g)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes (f)	—	—	41	—	—	—	41
12.00% Senior Notes (g)	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes (f)	—	—	—	190	—	—	190
13.375% Senior Subordinated Notes (g)	—	—	—	—	—	10	10
11.00% Convertible Notes (g)	—	—	—	—	—	2,110	2,110
Securitized obligations (h)	267	—	—	—	—	—	267
Operating leases (i)	74	117	80	54	28	123	476
Capital leases (including imputed interest)	3	4	3	1	—	—	11
Purchase commitments (j)	35	26	13	10	9	248	341
Total (k) (l)	$384	$247	$201	$255	$1,968	$5,381	$8,436
_______________

(a)
The Company’s senior secured credit facility included a $363 million extended revolving facility expiring in April 2016. Outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility. The interest rate for the variable rate debt of $109 million will be determined by the interest rates in effect during each period.

(b)
The Company’s extended term loan facility matures in October 2016. The interest rate for the variable rate debt of $1,822 million will be determined by the interest rates in effect during each period. There is no scheduled amortization of principal. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $408 million of its $1,822 million variable rate term loan debt, which will result in interest payments of $26 million annually. The interest rate for the remaining portion of the variable rate term loan debt of $1,414 million will be determined by the interest rates in effect during each period.

(c)	The Company’s First Lien Notes bear an annual interest rate of 7.625%. Interest payments are due semi-annually and the annual interest expense for the First Lien Notes is approximately $45 million.

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

(e)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, a portion of which are issued under the synthetic letter of credit facility: $5 million due in August 2012, $50 million due in January 2013 and $50 million due in July 2013. The interest rate for the revolving credit facilities is variable and will be determined by the interest rates in effect during each period.

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

(k)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At June 30, 2012, the letter of credit was at $70 million. This letter of credit is not included in the contractual obligations table above.

(l)
The contractual obligations table does not include the annual Apollo Management VI, L.P. management fee and does not include other non-current liabilities such as pension liabilities of $57 million and unrecognized tax benefits of $45 million as the Company is not able to estimate the year in which these liabilities could be paid.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
Our principal market exposure is interest rate risk. At June 30, 2012, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2012, we had total long-term debt of $7,335 million, excluding $267 million of securitization obligations. Of the $7,335 million of long-term debt, the Company has $2,036 million of variable interest rate debt primarily based on LIBOR. We have entered into four floating to fixed interest rate swap agreements and effectively fixed our interest rate on that portion of variable interest rate debt. One swap, with a notional value of $225 million, expired in July 2012, the second swap, with a notional value of $200 million, expires in December 2012, the third swap, with a notional value of $225 million, commences in July 2012 and expires in October 2016, and the fourth swap with a notional value of $200 million, commences in January 2013 and expires in October 2016. After considering these interest rate swaps a portion of our variable interest rate debt is still subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 bps change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $16 million. While these results may be used as benchmarks, they should not be viewed as forecasts.
At June 30, 2012, the fair value of our long-term debt approximated $6,752 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $205 million impact on the fair value of our long-term debt.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Real Estate Business Litigation
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). In 2002, Frank K. Cooper Real Estate #1, Inc. filed a putative class action against Cendant and Cendant’s subsidiary, Century 21. The complaint alleged breach of certain provisions of the Real Estate Franchise Agreement entered into between Century 21 and the plaintiffs, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act and breach of certain express and implied fiduciary duties. The complaint alleged, among other things, that Cendant diverted money and resources from Century 21 franchisees and allotted them to NRT owned brokerages and otherwise improperly charged expenses to marketing funds. On August 17, 2010, the court certified a class consisting of Century 21 franchisees at any time between August 1, 1995 and April 17, 2002 whose franchise agreements contain New Jersey choice of law and venue provisions and who have not executed releases releasing the claim (unless the release was a provision of a franchise renewal agreement).
On February 16, 2012, as a matter of litigation avoidance, we executed a Stipulation of Settlement and on June 4, 2012, the Court granted final approval of the settlement. The settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers. During the second quarter of 2012, the monetary consideration of the settlement was funded by the Company and the insurance carriers into an escrow account established to fund claims made by class participants. The non-monetary consideration includes, but is not limited to, waivers and modifications of certain fees and payments of incentive fees. We accrued the amount that would be payable beyond carrier contributions in its financial results for the year ended December 31, 2011. The full amount of this settlement was subsequently accrued during the quarter ended June 30, 2012 as the amounts were funded by the insurance carriers and final court approval was received during that quarter.
Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al).  The case, pending in the United States District Court for the Central District of California, arises from the relationship of two of our subsidiaries with a former Coldwell Banker Commercial franchisee, whose 40.5% shareholder allegedly utilized the Coldwell Banker Commercial name in the offer and sale of securities that were improperly sold. On March 26, 2012, the Court granted plaintiffs motion to certify a class as to all claims except for false advertising. On April 13, 2012, the court entered into an order stipulated by the parties to stay the case for 60 days while the parties pursue mediation. Our primary insurance carrier disclaimed coverage of either liability or defense costs. Two mediation sessions were held and at the end of the mediation session held on June 5, 2012, as a matter of litigation avoidance, we entered into a memorandum of understanding memorializing the principal terms of a settlement of this action. On July 19, 2012, we entered into a definitive settlement agreement. Substantially all of the settlement will be funded directly by the Company with only a modest contribution by its insurance carrier. The settlement is subject to court approval and other conditions and there can be no assurance that the court will grant such approval. The Company accrued for the settlement in June 2012.
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
***
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at June 30, 2012.
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
We also monitor litigation and claims asserted against other industry participants together with new statutory and regulatory enactments for potential impacts to its business. Although we respond, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results. On May 24, 2012, the U.S. Supreme Court issued a unanimous decision in Freeman vs. Quicken Loans, Inc., holding that a violation of RESPA's prohibition on the splitting of charges made or received for the rendering of a real estate settlement service requires a plaintiff to show that the fee was divided between two or more parties.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMUS HOLDINGS CORP.
and
REALOGY CORPORATION
(Registrants)

Date: August 7, 2012    /s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 7, 2012    /s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1	Supplemental Indenture No. 2 dated as of June 18, 2012 to the Convertible Note Indenture.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Domus Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Chief Executive Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification for Domus Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Realogy Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

^	Furnished electronically with this report.