Form 10-K/A
period 2011-12-31
REALOGY CORP; Realogy Holdings Corp.
filed 2012-10-09
CIK 1355001, 1398987

~~_________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K/A
Amendment No. 1

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 333-173250
REALOGY HOLDINGS CORP
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
There were 4,200 shares of Class A Common Stock, $0.01 par value, and 8,017,080 shares of Class B Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of March 2, 2012. There were 100 shares of Common Stock, $0.01 par value, of Realogy Corporation outstanding as of March 2, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
 None.
~~_________________________________________________________________________________________________________________________________________________________~~

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Realogy Holdings Corp. ("Holdings") (formerly known as Domus Holdings Corp.) and its indirect, wholly owned subsidiary, Realogy Corporation ("Realogy"), for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 2, 2012 (the “Original Form 10-K”). Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Holdings and its consolidated subsidiaries. Except as otherwise defined herein, capitalized terms shall have the meanings ascribed to them in the Original Form 10-K.
In connection with the preparation of Holdings' initial public offering of shares filed on a Registration Statement on Form S-1, we identified and corrected an error in the manner in which we had allocated the purchase price paid by Apollo subsequent to their 2007 acquisition. Specifically, we inappropriately identified the discounted cash flows generated from the Real Estate Franchise Services franchise agreement with NRT as a separately identifiable indefinite lived intangible asset. We concluded that the value ascribed to this agreement should have been attributed to the Real Estate Franchise Services business unit as goodwill. Accordingly, we corrected our error through the elimination of the Real Estate Franchise Services franchise agreement with NRT intangible asset and increased the value associated with our goodwill, which resulted in a concurrent decrease in our deferred income tax liability. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements. The non-cash error had no impact to our consolidated statement of operations or cash flows for any of the periods presented in the audited financial statements.
On September 11, 2012, the Board of Directors of Holdings approved an amendment to its Certificate of Incorporation to effect a change in its name of Domus Holdings Corp. to "Realogy Holdings Corp.", to amend and restate its authorized capital stock and to approve a reverse stock split of the Company's Class A Common Stock and Class B Common Stock at a ratio of 1 to 25 (the “Reverse Stock Split”). On the same day, the stockholders of Holdings approved the foregoing amendments to Holdings' Certificate of Incorporation.
On September 27, 2012, Holdings filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the change in authorized capital stock, the Reverse Stock Split and the name change. The Certificate of Amendment provides that the Reverse Stock Split became effective upon filing, at which time every twenty five (25) issued and outstanding shares of the Company's Class A Common Stock and Class B Common Stock were automatically combined into one (1) issued and outstanding share of the respective class of Holdings' Common Stock, without any change in par value. Immediately following the Reverse Stock Split, there were 4,200 shares of Class A Common Stock issued and outstanding and 8,017,080 shares of Class B Common stock issued and outstanding. Holdings did not issue any fractional shares in connection with the Reverse Stock Split, but rounded those shares up to the next whole share. Pursuant to the terms of the Convertible Notes, the stated conversion rates applicable to each series of Convertible Notes were adjusted to reflect the Reverse Stock Split. In addition, pursuant to the terms of the 2007 Stock Incentive Plan, the number of shares reserved thereunder, as well as the number of options outstanding and their stated exercise prices, was adjusted to reflect the Reverse Stock Split. All amounts and per share data presented in the accompanying consolidated financial statements and related notes give retroactive effect to the Reverse Stock Split for all periods presented.
No other information in the Original Form 10-K is amended hereby. Except for the amended disclosure described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 2, 2012, the filing date of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th of October 2012.

REALOGY HOLDINGS CORP.
and
REALOGY CORPORATION
(Registrants)

By:	/S/ ANTHONY E. HULL

Name:	Anthony E. Hull

Title:	Executive Vice President,
Chief Financial Officer and Treasurer

PART II
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

		Successor				Predecessor
	As of or for the Year Ended December 31,				Revised For the Period April 10 Through December 31, 2007	For the Period From January 1 Through April 9, 2007
	2011	2010	2009	Revised 2008
	(In millions, except operating statistics)
Statement of Operations Data:
Net revenue	$4,093	$4,090	$3,932	$4,725	$4,472	$1,492
Total expenses	4,526	4,084	4,266	6,806	5,678	1,560
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(433)	6	(334)	(2,081)	(1,206)	(68)
Income tax expense (benefit)	32	133	(50)	(345)	(271)	(23)
Equity in (earnings) losses of unconsolidated entities	(26)	(30)	(24)	28	(2)	(1)
Net loss	(439)	(97)	(260)	(1,764)	(933)	(44)
Less: Net income attributable to noncontrolling interests	(2)	(2)	(2)	(1)	(2)	—
Net loss attributable to Holdings and Realogy	$(441)	$(99)	$(262)	$(1,765)	$(935)	$(44)

Balance Sheet Data revised:
Securitization assets (a)	$366	$393	$364	$845	$1,300
Total assets	7,350	7,569	7,581	8,452	10,530
Securitization obligations	327	331	305	703	1,014
Long-term debt	7,150	6,892	6,706	6,760	6,239
Equity (deficit) (b)	(1,499)	(1,063)	(972)	(731)	1,065
NRT Franchise Agreement - Revision of Prior Period Financial Statements
In connection with the preparation of our Registration Statement, we identified and corrected an error related to the allocation of the purchase price paid by Apollo in April 2007. Specifically, we previously identified the discounted cash flows generated from the Real Estate Franchise Services franchise agreement with NRT as a separately identifiable indefinite lived intangible asset. We have concluded that the value ascribed to this agreement should have been attributed to the Real Estate Franchise Services business unit as goodwill. Accordingly, we corrected our error through the elimination of the Real Estate Franchise Services franchise agreement with the NRT intangible asset and increased the value associated with our goodwill, which resulted in a concurrent decrease in our deferred income tax liability. In connection with these changes, we updated our impairment analyses which were completed in 2007 and 2008 and the revisions are reflected in the 2007 and 2008 information above. These revisions had no impact on our 2011, 2010 or 2009 consolidated statement of operations or cash flows for the years ended December 31, 2011, 2010 or 2009.

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

(b)	During the year ended December 31, 2009, the Company reversed $4 million in the Consolidated Statement of Operations related to restructuring accruals established in 2006 through 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2011	December 31, 2010	Change
Total assets	$7,350	$7,569	$(219)
Total liabilities	$8,849	$8,632	$217
Total equity (deficit)	$(1,499)	$(1,063)	$(436)
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Class A Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 39.0244 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $25.625 per share, and the Series C Convertible Notes are initially convertible into 37.0714 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $26.975 per share, subject to adjustment if specified distributions to holders of the Class A Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.
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
Impairment of goodwill and other indefinite-lived intangible assets
With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually, or more frequently if circumstances indicate impairment may have occurred, analyze their carrying values to determine if an impairment exists. In performing this analysis, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. We determine the fair value of our reporting units utilizing our best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties. Although we believe our assumptions are reasonable, actual results may vary significantly. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such an event, we would be required to record a charge, which would impact earnings.
The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,299 million and $742 million, respectively, at December 31, 2011. It is difficult to quantify the impact of an adverse change in financial results and related cash flows, as certain changes may be isolated to one of our four reporting units or spread across our entire organization. Based upon the impairment analysis performed in the fourth quarter of 2011, there was no impairment for 2011. Management did evaluate the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.
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

PART III
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
Management Equity Investments. Pursuant to individual subscription agreements dated April 20, 2007, the named executive officers and certain other members of management made equity investments in Holdings through the purchase of Common Stock. Our named executive officers purchased an aggregate of 62,000 shares at $250.00 per share for an aggregate investment of $15,500,000.
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
Management Stock Option and Restricted Stock Awards. The Holdings Board approved our equity incentive program, including its design and the value of awards granted to our officers and key employees. Equity awards were made to our named executive officers on April 10, 2007, upon consummation of the Merger. Our named executive officers were awarded options to purchase an aggregate of 232,500 shares of Common Stock at an exercise price of $250.00 per share and received restricted stock awards for an aggregate of 15,000 shares of Common Stock at an ascribed initial value of $250.00 per share. The number of options awarded to each of the named executive officers (and other executive officers) was based upon a multiplier of 3.75 times the number of shares purchased in 2007. One half of the restricted stock awards vested in October 2008 and the balance vested in April 2010.

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
The 2007 initial equity investments made by, and the option grants and restricted stock awards made to, the named executive officers were as follows:

Name	Number of Shares of Holdings Common Stock Purchased (#)	Aggregate Equity Investment ($)	Number of Options to Purchase Shares of Holdings Common Stock (#)	Number of Shares of Restricted Stock (#) (1)
Richard A. Smith	33,200	$8,300,000	124,500	4,000
Anthony E. Hull	8,000	$2,000,000	30,000	4,000
Kevin J. Kelleher	6,400	$1,600,000	24,000	1,000
Alexander E. Perriello, III	8,000	$2,000,000	30,000	2,000
Bruce Zipf	6,400	$1,600,000	24,000	4,000
_______________

(1)
After giving effect to the named executive officers that elected to forfeit certain shares to pay minimum withholding taxes due upon vesting, the named executive officers received the following net amount of shares upon vesting: Mr. Smith, 3,281 shares; Mr. Hull, 3,281 shares; Mr. Kelleher, 843 shares; Mr. Perriello, 1,282 shares; and Mr. Zipf, 2,562 shares.

Plans and Programs to Address Steep Decline in Equity Value Since 2007. During the fourth quarter of 2010 and early 2011, the Compensation Committee and the Realogy and Holdings Boards realized that the value of the Common Stock was significantly below the $250.00 price at which the named executive officers had purchased shares in 2007, the $250.00 per share exercise price of the options granted to them in 2007 and the $250.00 per share implied grant date value of the restricted stock granted to them in 2007. In connection with that review, the Compensation Committee and Holdings Board approved an employee option exchange offer, which commenced on October 8, 2010, and concluded on November 8, 2010 and the Realogy Board approved the Realogy Corporation Phantom Value Plan in January 2011 upon consummation of the 2011 Refinancing Transactions described elsewhere in this Annual Report. As describe more fully below, the phantom value plan and option exchange program seek to provide the Executive Leadership Committee with a renewed incentive to generate value in the Company.
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

The amount of each Incentive Award granted to each member of the Executive Leadership Committee was determined by the sum of (1) the shares of Holdings purchased by the executive at $250 per share in April 2007 and (2) the value of the executive officer's initial restricted stock grant in April 2007, net of shares forfeited to pay minimum withholding taxes due upon vesting. On the foregoing basis, the Board of Directors of Realogy made initial grants of Incentive Awards of approximately $21.8 million to the Executive Leadership Committee, of which an aggregate of approximately $18.3 million was granted to the named executive officers, as follows:

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
Option Exchange Program. The option exchange program launched in October 2010 offered our eligible employees the opportunity to exchange all of their respective outstanding options to purchase Common Stock for an equal number of new stock options with different terms to be issued following the completion of the exchange offer. Each of the outstanding original options had an exercise price per share of $250.00, substantially all of which were granted in 2007 in connection with Apollo’s acquisition of Realogy. On November 9, 2010, 406,360 original options were tendered and exchanged for an equal number of new options, including all 277,500 original options tendered by the Executive Leadership Committee.
The new options were issued under the Holdings Stock Incentive Plan (as amended and restated as of November 9, 2010) and have the same terms as the original options, except as follows: (i) the exercise price of the new options (other than those issued to the members of the Executive Leadership Committee) is $20.75 per share, representing the fair market value per share of Common Stock as determined by its Compensation Committee as of the date of grant of the new options; (ii) the exercise price of 70% of the new options issued to the members of the Executive Leadership Committee is $20.75 per share, and the exercise price of the remaining 30% of the new options granted to the members of the Executive Leadership Committee is $137.50 per share; (iii) each new option expires on the tenth (10th) anniversary of the new option grant date (unless it expires earlier in accordance with its terms); and (iv) each new option vests as to twenty-five percent (25%) of the total shares subject to the new option on each of the first (4) anniversaries of July 1, 2010. Each member of the Executive Leadership Committee tendered all of their original 2007 options for new options. For more information on the Holdings Stock Incentive Plan, see “Outstanding Equity Awards at 2011 Fiscal Year End”.
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

•	received Incentive Awards under the Realogy Phantom Value Plan in January 2011; and

•	received stock options in April and October 2011 under the Amended and Restated 2007 Stock Incentive Plan as provided by the Realogy Phantom Value Plan.
Grants of Plan-Based Awards in Fiscal Year 2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock Options (4)
Name	Grant Date	Threshold ($) (2)	Target ($) (1)	Maximum ($) (2)	Threshold (#)	Target (#)(3)	Maximum (#)
Richard A. Smith	1/5/2011	—	9,120,250	—	—	—	—	—
	4/15/2011	—	—	—	—	7,479	—	22.25	—
	10/17/2011	—	—	—	—	14,106	—	22.00	—

Anthony E. Hull	1/5/2011	—	2,820,250	—	—	—	—	—
	4/15/2011	—	—	—	—	4,626	—	22.25	—
	10/17/2011	—	—	—	—	8,724	—	22.00	—

Kevin J. Kelleher	1/5/2011	—	1,810,690	—	—	—	—	—
	4/15/2011	—	—	—	—	2,970	—	22.25	—
	10/17/2011	—	—	—	—	5,601	—	22.00	—

Alexander E. Perriello, III	1/5/2011	—	2,320,250	—	—	—	—	—
	4/15/2011	—	—	—	—	3,806	—	22.25	—
	10/17/2011	—	—	—	—	7,177	—	22.00	—

Bruce Zipf	1/5/2011	—	2,240,500	—	—	—	—	—
	4/15/2011	—	—	—	—	3,675	—	22.25	—
	10/17/2011	—	—	—	—	6,931	—	22.00	—
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
Outstanding Option Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (1) (2)
Richard A. Smith	—	—	7,479	22.25	10/15/2018
	—	—	14,106	22.00	4/17/2019
	9,338	28,012	—	137.50	11/9/2020
	21,788	65,362	—	20.75	11/9/2020
Anthony E. Hull	—	—	4,626	22.25	10/15/2018
	—	—	8,724	22.00	4/17/2019
	2,250	6,750	—	137.50	11/9/2020
	5,250	15,750	—	20.75	11/9/2020
Kevin J. Kelleher	—	—	2,970	22.25	10/15/2018
	—	—	5,601	22.00	4/17/2019
	1,800	5,400	—	137.50	11/9/2020
	4,200	12,600	—	20.75	11/9/2020
Alexander E. Perriello, III	—	—	3,806	22.25	10/15/2018
	—	—	7,177	22.00	4/17/2019
	2,250	6,750	—	137.50	11/9/2020
	5,250	15,750	—	20.75	11/9/2020
Bruce Zipf	—	—	3,675	22.25	10/15/2018
	—	—	6,931	22.00	4/17/2019
	1,800	5,400	—	137.50	11/9/2020
	4,200	12,600	—	20.75	11/9/2020
_______________

(1)
All options with an expiration date of October 15, 2018 or April 17, 2019 vest as to one-third of the total shares subject to the options on each of the first three anniversaries of the date of grant (April 15, 2011 for the options granted at $22.25 per share and October 17, 2011 for the options granted at $22.00 per share) but are not exercisable until one year following a qualified public offering.

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
Stock Incentive Plan
The Holdings 2007 Stock Incentive Plan, as amended in November 2007 and further amended in November 2010, August 2011 and February 2012 (the “Stock Incentive Plan”), authorizes approximately 1.69 million shares of Common Stock, excluding the 113,400 shares that have been already been issued under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Compensation Committee with certain delegations to the Chief Executive Officer and the Chief Administrative Officer. Awards granted under the Stock Incentive Plan may be nonqualified stock options, rights to purchase shares of Common Stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Common Stock. Awards may be granted under the Stock Incentive Plan only to persons who are employees, consultants or directors of Holdings or any of its subsidiaries on the date of the grant.
The113,400 shares issued under the Stock Incentive Plan to date are comprised of the 90,840 shares of Common Stock purchased by management in 2007 and the 22,560 shares of Common Stock subject to restricted stock awards that were made to executive officers in 2007 and to our independent director in 2008 and 2011 (all of which have vested with the exception of the 2011 restricted stock award made to our independent director). All of the stock options held by management (including board members) were granted under the Stock Incentive Plan.
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

(2)
The vesting of options accelerate upon a Sale of the Company provided, however, that in the event the individual terminates his employment without “good reason” or his employment is terminated for “cause” within one year of the Sale of the Company, the individual would be required to remit to the Company the proceeds realized in the Sale of the Company for those options, the vesting of which was accelerated due to the Sale of the Company. The value ascribed to the accelerated vesting of the options is based upon a fair market value of the Common Stock of $17.50 per share as of December 31, 2011.

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

(2)
On March 3, 2011, Ms. Hailey was granted a restricted stock award for 4,200 shares of Class A Common Stock, 2,100 shares of which will vest 18 months following the date of grant and the balance will vest 36 months following the date of grant, subject to her continued service on the Holdings Board. We determined that the fair market value of the restricted stock awards on the date of grant ($90,300 ). The table reflects the grant date fair value of this award. The assumptions we used in determining the grant date fair value are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.

(3)
On March 3, 2011, Ms. Hailey was granted two non-qualified options to purchase shares of Class A Common Stock at an exercise price of $21.50 per share, one for 6,000 options and the other for 4,200 options, each of which becomes exercisable at the annual rate of 25% of the total number of shares underlying the option commencing March 3, 2012, one year from the date of grant, subject to her continued service on the Holdings Board. The option for 4,200 shares represents one-half of Ms. Hailey's annual independent director grant. We determined the grant date fair value of the options on the date of grant of ($11.75 per share or $119,850 in the aggregate). The table reflects the aggregate grant date fair value of these options. The assumptions we used in determining the grant date fair value of these options are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.

(4)	Consists of post-employment secretarial support provided to Mr. Silverman pursuant to his existing agreements with us.
Ms. Hailey, our only independent director and the Chair of our Audit Committee, joined the Board on February 4, 2008. She receives a director retainer of $150,000 and a fee as Audit Committee Chair of $10,000, each on an annualized basis. During 2009 and 2010, the entire $150,000 director retainer fee was payable in cash pursuant to an action taken by the Compensation Committee. For 2008, of the $150,000 director retainer fee, $90,000 was payable pursuant to a grant of restricted shares of Common Stock based upon the fair market value of the Common Stock on the date of grant, provided that in connection with the initial grant made on February 4, 2008, the Common Stock was valued at $250.00 per share. The vesting of the restricted stock is identical to the vesting terms of the restricted stock awards granted to certain executive officers: namely, one-half vested 18 months following the date of grant (August 4, 2009) and the other half vested 36 months following the date of grant (February 4, 2011).
In accordance with the director compensation policy in effect in 2008, as a newly appointed independent director, Ms. Hailey also received on the date of her appointment a one-time grant of non-qualified options to purchase 2,000 shares of Common Stock with an exercise price equal to the greater of $250.00 per share or the fair market value of Common Stock on the date of grant. The options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to acceleration and vesting in full upon a Sale of the Company (as that term is defined in the Holdings Stock Incentive Plan).
On March 3, 2011, the Compensation Committee amended the Holdings’ preexisting policy with respect to compensation of directors, effective as of January 1, 2011, to eliminate the one-time grant of non-qualified options for any newly appointed independent director and to provide that one-half of the $150,000 annual independent director retainer fee is payable in cash on a quarterly basis and the remaining one-half pursuant to a grant of non-qualified stock options. The exercise price of the options is equal to the fair market value of the Class A Common Stock on the date of grant and the options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to her continued service on the Holdings Board and subject to acceleration and vesting in full upon a Sale of the Company (as defined in the Stock Incentive Plan). The 2011 grant of non-qualified options representing one-half of Ms. Hailey's annual independent director retainer for 2011 is reflected in the table above. On February 27, 2012, the Compensation Committee awarded Ms. Hailey, as part of her 2012 annual independent director retainer, non-qualified options to purchase 5,164 shares of Class A Common Stock at $17.50 per share, in accordance with the foregoing policy.
To increase the retention incentives provided by our stock based compensation programs to Ms. Hailey, on March 3, 2011, the Compensation Committee also approved the grant of 6,000 non-qualified stock options to purchase shares of Class A Common Stock at an exercise price of $21.50 per share to become exercisable at the rate of 1,500 options per year commencing March 3, 2012, subject to her continued service on the Holdings Board, and the grant of a restricted stock award for 4,200 shares of Class A Common Stock, 2,100 shares of which will vest 18 months following the date of grant and the balance will vest 36 months following the date of grant, subject to her continued service on the Holdings Board.
In connection with Mr. Silverman’s appointment as non-executive chairman of the Company, on November 13, 2007, the Holdings Board granted Mr. Silverman an option to purchase 200,000 shares of Common Stock at $250.00 per share. The options include both time vesting (tranche A) options and performance vesting (tranche B and tranche C) options. In general, one-half of the options granted to Mr. Silverman vest and become exercisable in five equal installments on each of the 12th, 24th, 36th, 48th and 60th month anniversaries of September 1, 2007 (the tranche A options), and one-half of the options are performance vesting options, one-half of which vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% (the tranche B options), and the remaining half of which vest upon the achievement of an internal rate of return of such funds of 25% (the tranche C options). We determined that excluding the effect of estimated forfeitures, in accordance with the FASB’s guidance, the fair market value of the option on the date of grant (November 13, 2007) was $64.50 per share or an aggregate of $6,450,000, which includes only the value of the time-vested options (the tranche A options). We also determined the grant date fair market value of the tranche B options and tranche C options but will only recognize those costs as compensation expense when the performance criteria are probable of occurring (e.g. an initial public offering or significant capital transaction). Assuming the highest level of performance conditions is probable, the total grant date fair value of the options would be $11,611,431. The assumptions we used in determining the value of these options on the date of grant are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report.
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
The following table sets forth information regarding the beneficial ownership of Common Stock as of February 27, 2012 assuming all of the Convertible Notes are converted into Class A Common Stock, by (i) each person known to beneficially own more than 5% of the Common Stock, (ii) each of our named executive officers, (iii) each member of the Board of Directors and (iv) all of our executive officers and members of the Board of Directors as a group. At February 27, 2012, there were 8,021,280 shares of Common Stock outstanding, of which 8,017,080 were shares of Class B Common Stock and 4,200 were shares of Class A Common Stock subject to a restricted stock award.
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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Class A Common Stock (1)	Amount and Nature of Beneficial Ownership of Class B Common Stock	Percentage of Class B Common Stock	Percentage of Common Stock (1)
Apollo Funds (2)	51,077,546	7,912,801	98.7%	66.2%
Henry R. Silverman (3) (9)	80,000	—	—	*
Richard A. Smith (4)	31,125	36,481	*	*
Anthony E. Hull (5)	7,500	11,281	*	*
Kevin J. Kelleher (6)	6,000	7,243	*	*
Alexander E. Perriello, III (7)	7,500	9,282	*	*
Bruce Zipf (8)	6,000	8,962	*	*
Marc E. Becker (9)	—	—	—	*
V. Ann Hailey (10)	8,750	360	*	*
Scott M. Kleinman (9)	—	—	—	*
M. Ali Rashid (8)	—	—	—	*
Directors and executive officers as a group (14 persons) (11)	159,275	87,437	1.1%	*
Paulson & Co. Inc. (12)	19,160,887	—	—	21.5%
York Capital Management (13)	4,138,202	—	—	4.64%
Western Asset Management Company (14)	2,417,835	—	—	2.72%

 _______________

*	Less than one percent.

(1)
Assumes conversion of all outstanding Convertible Notes into shares of Class A Common Stock. As of February 27, 2012, $1,143,706,000 aggregate principal amount of Series A Convertible Notes, $291,424,196 aggregate principal amount of Series B Convertible Notes and $675,111,000 aggregate principal amount of Series C Convertible Notes were outstanding. The initial conversion rates of the Convertible Notes are 39.0244 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes or Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $25.625 per share, and 37.0714 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $26.975 per share. The conversion rates are subject to certain anti-dilution adjustments. Assuming all of the Convertible Notes were converted into Class A Common Stock at the applicable initial conversion rates and assuming conversion of all of the Class B Common Stock into Class A Common Stock on a share-for-share basis, there would be 89,053,646 shares of Class A Common Stock outstanding as of February 27, 2012.

(2)
Reflects: (i) the aggregate amount of outstanding shares of Class B common stock of Domus Holdings Corp. that are held of record by Apollo Investment Fund VI, L.P. (“AIF VI LP”), Domus Investment Holdings, LLC (“Domus LLC”) and Domus Co-Investment Holdings LLC (“Domus Co-Invest LLC”), and (ii) the number of shares of Class A common stock of Domus Holdings Corp. issuable upon conversion of the Convertible Notes held by RCIV Holdings (Luxembourg) S.à.r.l. (“RCIV Luxembourg”). The general partner of AIF VI LP is Apollo Advisors VI, L.P. (“Advisors VI”). The general partner of Advisors VI is Apollo Capital Management VI, LLC (“ACM VI”). The sole member and manager of ACM VI is Apollo Principal Holdings I, L.P. (“Principal I”), and the general partner of Principal I is Apollo Principal Holdings I GP, LLC (“Principal I GP” and together with Advisors VI, ACM VI and Principal I, the “Apollo Advisor Entities”). The sole shareholder of RCIV Luxembourg is RCIV Holdings, L.P. (“RCIV LP”). Apollo Management VI, L.P. (“Management VI”) is the manager of each of AIF VI LP, Domus LLC and RCIV LP, and the managing member of Domus Co-Invest LLC, and as such has voting and investment power over the shares of Domus Holdings Corp. held of record by AIF VI LP, Domus LLC and Domus Co-Invest LLC, and of any shares of Domus Holdings Corp. held by RCIV Luxembourg upon conversion of the Convertible Notes. The general partner of Management VI is AIF VI Management, LLC (“AIF VI LLC”), and the sole member and manager of AIF VI LLC is Apollo Management, L.P. (“Apollo Management”). The general partner of Apollo Management is Apollo Management GP, LLC (“Management GP”). The sole member and manager of Management GP is Apollo Management Holdings, L.P. (“Management Holdings”). The general partner of Management Holdings is Apollo Management Holdings GP, LLC (“Management Holdings GP” and together with Management VI, AIF VI LLC, Apollo Management, Management GP and Management Holdings, the “Apollo Management Entities”). Leon Black, Joshua Harris and Marc Rowan are the managers, as well as principal executive officers, of Management Holdings GP, and the managers of Principal I GP. Each of AIF VI LP, Domus LLC, Domus Co-Invest LLC, RCIV Luxembourg, RCIV LP, the Apollo Advisor Entities, the Apollo Management Entities, and Messrs. Black, Harris and Rowan, disclaims beneficial ownership of the shares of capital stock of Realogy held by Intermediate, and of the shares of Common Stock of Domus Holdings Corp. not held of record by them, except to the extent of any pecuniary interest therein. The address of AIF VI LP, Domus LLC, Domus Co-Invest LLC and each of the Apollo Advisor Entities is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of RCIV Luxembourg is 44, Avenue John F. Kennedy, L-1885, Luxembourg. The address of RCIV LP is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of each of the Apollo Management Entities, and of Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019. The amount reported as beneficially owned does not include 270,769 shares of Common Stock (including 104,277 shares of Class B Common Stock held outright, 182,293 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days of February 27, 2012, and 4,200 shares of Class A Common Stock subject to vesting under a restricted stock agreement) beneficially owned by certain of our directors, executive officers and other members of our management, for which AIF VI LLC, Domus LLC, RCIV Luxembourg and RCIV LP have voting power and the power to cause the sale of such shares under certain circumstances pursuant to the Management Investor Rights Agreement (as defined below).

(3)
Includes 80,000 shares of Class A Common Stock issuable upon currently exercisable options but does not include 120,000 shares of Class A Common Stock that are issuable upon the exercise of options that remain subject to vesting.

(4)
Includes 31,125 shares of Class A Common Stock issuable upon currently exercisable options. Does not include an additional 114,959 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 2,493 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(5)
Includes 7,500 shares of Class A Common Stock issuable upon currently exercisable options. Does not include an additional 35,849 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 1,542 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(6)
Includes 6,000 shares of Class A Common Stock issuable upon the exercise of currently exercisable options. Does not include an additional 26,571 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 990 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(7)
Includes 7,500 shares of Class A Common Stock issuable upon the exercise of currently exercisable options. Does not include an additional 33,483 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 1,269 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(8)
Includes 6,000 shares of Class A Common Stock issuable upon the exercise of currently exercisable options. Does not include an additional 28,605 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 1,225 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

(9)
Messrs. Silverman, Becker, Kleinman and Rashid are each associated with Apollo and certain of its affiliates. Although each of Messrs. Silverman, Becker, Kleinman and Rashid may be deemed the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(10)
Includes 4,550 shares of Class A Common Stock issuable upon the exercise of currently exercisable options and 4,200 shares of Class A Common Stock subject to vesting under a restricted stock agreement. Does not include an additional 12,814 shares of Class A Common Stock that are issuable upon the exercise of options that remain subject to vesting.

(11)
Includes options to purchase 155,075 shares of Class A Common Stock issuable upon the exercise of currently exercisable options and 4,200 shares of Class A Common Stock subject to vesting under a restricted stock agreement. Does not include an additional 425,842 shares of Class A Common Stock issuable upon the exercise of options that are not yet exercisable, including 9,408 options that will vest within 60 days of February 27, 2012 but will not become exercisable until the first anniversary of a Qualified Public Offering.

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
Equity-Based Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plan
In connection with the closing of the Merger on April 10, 2007, the Holdings Board adopted the Stock Incentive Plan. The Stock Incentive Plan authorizes the Holdings Board, or a committee thereof, to grant unqualified stock options, rights to purchase shares of Common Stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Common Stock, to directors and employees of, and consultants to, Holdings and its subsidiaries, including Realogy. On November 13, 2007, the Holdings Board amended and restated the Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 0.6 million to 0.8 million. The Stock Incentive Plan was further amended on November 9, 2010 and August 2, 2011, the latter amendment and restatement increasing the authorized shares for issuance under the Stock Incentive Plan by an additional 0.2 million shares. On February 27, 2012, the Stock Incentive Plan was further amended and restated to increase the authorized shares for issuance thereunder by an additional 0.8 million shares. For additional discussion of our equity compensation, see “Item 11—Executive Compensation—Stock Incentive Plan” and Note 12, “Stock-Based Compensation” of our consolidated financial statements included elsewhere in this Annual Report. The table below summarizes the equity issuances under the Stock Incentive Plan as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans-approved by stockholders	—		—	—
Equity compensation plans-not approved by stockholders	715,787	(2)	$99.50	170,813	(3)
_______________

(1)	Does not include 4,200 restricted shares outstanding at December 31, 2011.

(2)
In addition, of the shares of Common Stock issued and outstanding at December 31, 2011, there were109,200 shares of Common Stock that had been purchased or had vested under the Stock Incentive Plan pursuant to individual subscription agreements and restricted stock awards (including shares that have been forfeited to satisfy tax withholding obligations).

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
See Index to Exhibits.
(A)(4) Consolidated Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Realogy Holdings Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Holdings Corp. (formerly known as Domus Holdings Corp.) and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 2, 2012, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1, as to which the date is September 27, 2012

Report of Independent Registered Public Accounting Firm

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
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 2, 2012, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1, as to which the date is September 27, 2012

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Gross commission income	$2,926	$2,965	$2,886
Service revenue	752	700	621
Franchise fees	256	263	273
Other	159	162	152
Net revenues	4,093	4,090	3,932
Expenses
Commission and other agent-related costs	1,932	1,932	1,850
Operating	1,270	1,241	1,263
Marketing	185	179	161
General and administrative	254	238	250
Former parent legacy costs (benefit), net	(15)	(323)	(34)
Restructuring costs	11	21	70
Merger costs	1	1	1
Depreciation and amortization	186	197	194
Interest expense/(income), net	666	604	583
Loss (gain) on the early extinguishment of debt	36	—	(75)
Other (income)/expense, net	—	(6)	3
Total expenses	4,526	4,084	4,266
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(433)	6	(334)
Income tax expense (benefit)	32	133	(50)
Equity in (earnings) losses of unconsolidated entities	(26)	(30)	(24)
Net loss	(439)	(97)	(260)
Less: Net income attributable to noncontrolling interests	(2)	(2)	(2)
Net loss attributable to Realogy Holdings and Realogy	$(441)	$(99)	$(262)

Earnings (loss) per share attributable to Realogy Holdings:
Basic loss per share:	(55.01)	(12.35)	(32.71)
Diluted loss per share:	(55.01)	(12.35)	(32.71)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	8.0	8.0	8.0
Diluted:	8.0	8.0	8.0

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(439)	$(97)	$(260)
Currency Translation Adjustment	(1)	—	3
Defined Benefit Pension Plan:
Actuarial loss for pension plan	(24)	(7)	(4)
Less: amortization of actuarial loss to periodic pension cost	(3)	(2)	(2)
Defined benefit pension plan	(21)	(5)	(2)
Cash Flow Hedges:
Unrealized loss on interest rate hedges	—	(11)	(10)
Less: interest rate hedge losses to interest expense	(1)	(19)	(23)
Less: de-designation of interest rate hedges to interest expense	(17)	—	—
Cash flow hedges	18	8	13
Other comprehensive income (loss), before tax	(4)	3	14
Income tax expense (benefit) related to items of other comprehensive income	(2)	1	—
Other comprehensive income (loss), net of tax	(2)	2	14
Comprehensive loss	(441)	(95)	(246)
Less: comprehensive income attributable to noncontrolling interests	(2)	(2)	(2)
Comprehensive loss attributable to Realogy Holdings and Realogy	$(443)	$(97)	$(248)

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)

	Revised December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$143	$192
Trade receivables (net of allowance for doubtful accounts of $64 and $67)	120	114
Relocation receivables	378	386
Relocation properties held for sale	11	21
Deferred income taxes	66	76
Other current assets	88	109
Total current assets	806	898
Property and equipment, net	165	186
Goodwill	3,299	3,296
Trademarks	732	732
Franchise agreements, net	1,697	1,764
Other intangibles, net	439	478
Other non-current assets	212	215
Total assets	$7,350	$7,569

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$184	$203
Securitization obligations	327	331
Due to former parent	80	104
Revolving credit facility and current portion of long-term debt	325	194
Accrued expenses and other current liabilities	520	525
Total current liabilities	1,436	1,357
Long-term debt	6,825	6,698
Deferred income taxes	421	414
Other non-current liabilities	167	163
Total liabilities	8,849	8,632
Commitments and contingencies (Notes 13 and 14)
Equity (deficit):
Realogy Holdings common stock: $.01 par value; 178,000,000 shares authorized, 4,200 Class A shares outstanding, 8,017,080 Class B shares outstanding at December 31, 2011 and 8,017,240 Class B shares outstanding at December 31, 2010 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2011 and 2010)	—	—
Additional paid-in capital	2,033	2,026
Accumulated deficit	(3,502)	(3,061)
Accumulated other comprehensive loss	(32)	(30)
Total Realogy Holdings stockholders' deficit	(1,501)	(1,065)
Noncontrolling interests	2	2
Total equity (deficit)	(1,499)	(1,063)
Total liabilities and equity (deficit)	$7,350	$7,569

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
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
See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In millions)

	Realogy Holdings Stockholders' Equity - Revised
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2009	8.0	$—	$2,013	$(2,700)	$(46)	$2	$(731)
Net loss	—	—	—	(262)	—	2	(260)
Other comprehensive income	—	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2009	8.0	$—	$2,020	$(2,962)	$(32)	$2	$(972)
Net loss	—	$—	$—	$(99)	$—	$2	$(97)
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2010	8.0	$—	$2,026	$(3,061)	$(30)	$2	$(1,063)
Net loss	—	$—	$—	$(441)	$—	$2	$(439)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	8.0	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp., a Delaware corporation (“Holdings”), formerly known as Domus Holdings Corp. is a holding company for its wholly owned subsidiary, Domus Intermediate Holdings Corp. (“Intermediate”). Intermediate is a holding company for its wholly owned subsidiary, Realogy Corporation, a Delaware corporation (“Realogy”), and its subsidiaries (Holdings, Intermediate and Realogy and its subsidiaries being referred to herein collectively as the “Company”). Holdings derives all of its operating income and cash flows from Realogy and its subsidiaries.
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
NRT Franchise Agreement – Revision of Prior Period Financial Statements
In connection with the preparation of the Registration Statement, the Company identified and corrected an error in the manner in which it had allocated the purchase price paid by Apollo subsequent to their 2007 acquisition. Specifically, the Company inappropriately identified the discounted cash flows generated from the Real Estate Franchise Services franchise agreement with NRT as a separately identifiable indefinite lived intangible asset. The Company concluded that the value ascribed to this agreement should have been attributed to the Real Estate Franchise Services business unit as goodwill. Accordingly, the Company corrected its error through the elimination of the Real Estate Franchise Services franchise agreement with NRT intangible asset and increased the value associated with its goodwill, which resulted in a concurrent decrease in its deferred income tax liability. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that the error was not material to any of its previously issued financial statements. This non-cash error had no impact to the Company's consolidated statement of operations or cash flows for any of the periods presented in these financial statements.

The following table presents the effect the revision had on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	December 31, 2011
	(in millions)
	As Previously Reported	Adjustment	As Revised
Goodwill	2,614	685	3,299
Franchise agreements, net	2,842	(1,145)	1,697
Total Assets	7,810	(460)	7,350
Deferred income taxes	890	(469)	421
Total Liabilities	9,318	(469)	8,849
Accumulated deficit	(3,511)	9	(3,502)

	December 31, 2010
	(in millions)
	As Previously Reported	Adjustment	As Revised
Goodwill	2,611	685	3,296
Franchise agreements, net	2,909	(1,145)	1,764
Total Assets	8,029	(460)	7,569
Deferred income taxes	883	(469)	414
Total Liabilities	9,101	(469)	8,632
Accumulated deficit	(3,070)	9	(3,061)
Amendment to Certificate of Incorporation; Reverse Stock Split:
On September 11, 2012, the Board of Directors of Holdings approved an amendment to its Certificate of Incorporation to effect a change in the name of Domus Holdings Corp. to Realogy Holdings Corp., to amend and restate its authorized capital stock and to approve a reverse stock split of the Company's Class A and Class B Common Stock at a ratio of 1 to 25 (the “Reverse Stock Split”). On the same day, the stockholders of the Company approved the foregoing amendments to the Company's Certificate of Incorporation.
On September 27, 2012, Holdings filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the change in authorized capital stock, the Reverse Stock Split and the name change. The Certificate of Amendment provides that the Reverse Stock Split became effective upon filing, at which time every twenty five (25) issued and outstanding shares of Holdings' Class A Common Stock and Class B Common Stock were automatically combined into one (1) issued and outstanding share of the respective class of the Holdings' Common Stock, without any change in par value. Immediately following the Reverse Stock Split, there were 4,200 shares of Class A Common Stock issued and outstanding and 8,017,080 shares of Class B Common stock issued and outstanding. Holdings did not issue any fractional shares in connection with the Reverse Stock Split, but rounded those shares up to the next whole share. Pursuant to the terms of the Convertible Notes, the stated conversion rates applicable to each series of Convertible Notes were adjusted to reflect the Reverse Stock Split. In addition, pursuant to the terms of the 2007 Stock Incentive Plan, the number of shares reserved there under, as well as the number of options outstanding and their stated exercise prices, was adjusted to reflect the Reverse Stock Split. All amounts and per share data presented in the accompanying consolidated financial statements and related notes give retroactive effect to the Reverse Stock Split for all periods presented.
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

4.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Goodwill balance at January 1, 2009	2,241	600	344	72	3,257
Goodwill acquired	—	4	—	1	5
Balance at December 31, 2009	2,241	604	344	73	3,262
Goodwill acquired (a)	—	20	16	—	36
Goodwill reduction for locations sold	—	(2)	—	—	(2)
Balance at December 31, 2010	2,241	622	360	73	3,296
Goodwill acquired	—	3	—	—	3
Balance at December 31, 2011	$2,241	$625	$360	$73	$3,299
Goodwill and accumulated impairment summary
Gross Goodwill as of December 31, 2011	$3,264	$783	$641	$397	$5,085
Accumulated impairment losses (b)	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2011	$2,241	$625	$360	$73	$3,299
_______________

(a)	The increase in goodwill relates to acquisitions of real estate brokerages and the acquisition of Primacy.

(b)
During the fourth quarter of 2008, the Company recorded an impairment charge of $1,557 million which reduced intangible assets by $278 million and reduced goodwill by $1,279 million. During the fourth quarter of 2007, the Company recorded an impairment charge of $637 million which reduced intangible assets by $130 million and reduced goodwill by $507 million.

During the fourth quarter of 2011, 2010 and 2009, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. These analyses resulted in no impairment charges.
Intangible assets are as follows:

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$322	$1,697	$2,019	$255	$1,764
Unamortizable—Trademarks (b)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (c)	$45	$4	$41	$45	$3	$42
Amortizable—Customer relationships (d)	529	144	385	529	107	422
Amortizable—Pendings and listings (e)	—	—	—	2	1	1
Unamortizable—Title plant shares (f)	10	—	10	10	—	10
Amortizable—Other (g)	17	14	3	12	9	3
Total Other Intangibles	$601	$162	$439	$598	$120	$478
_______________
(a)    Generally amortized over a period of 30 years.

(b)
Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.

(c)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).

(d)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships are being amortized over a period of 5 to 20 years.

(e)	Amortized over the estimated closing period of the underlying contracts (in most cases five months).

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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Class A Common Stock at any time prior to April 15, 2018. The Series A Convertible

Notes and Series B Convertible Notes are initially convertible into 39.0244 shares of Class A Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $25.625 per share, and the Series C Convertible Notes are initially convertible into 37.0714 shares of Class A Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $26.975 per share, subject to adjustment if specified distributions to holders of the Class A Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.
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

10.	INCOME TAXES
The income tax provision consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
Current:
Federal	$1	$—	$(1)
State	5	(3)	1
Foreign	8	5	8
	14	2	8
Deferred:
Federal	28	112	(45)
State	(10)	19	(13)
	18	131	(58)
Income tax expense (benefit)	$32	$133	$(50)
Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	For the Year Ended December 31,
	2011	2010	2009
Domestic	$(422)	$30	$(334)
Foreign	13	6	24
Pre-tax income (loss)	$(409)	$36	$(310)

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2011	2010
Current deferred income tax assets:
Accrued liabilities and deferred income	$84	$78
Provision for doubtful accounts	23	27
Liability for unrecognized tax benefits	3	—
Cash flow hedges	3	—
	113	105
Less: valuation allowance	(30)	(11)
Current deferred income tax assets	83	94
Current deferred income tax liabilities:
Prepaid expenses	17	18
Current deferred income tax liabilities	17	18
Current net deferred income tax asset	$66	$76

Non-current deferred income tax assets:
Net operating loss carryforwards	$846	$663
Alternative minimum tax credit carryforward	2	2
Foreign tax credit carryforwards	3	3
State tax credit carryforwards	1	1
Accrued liabilities and deferred income	26	32
Capital loss carryforward	32	32
Investment in joint venture	3	3
Minimum pension obligation	22	14
Cash flow hedges	4	7
Provision for doubtful accounts	6	7
Liability for unrecognized tax benefits	11	9
Other	5	4
	961	777
Less: valuation allowance	(308)	(107)
Non-current deferred income tax assets	653	670
Less:
Non-current deferred income tax liabilities:
Depreciation and amortization	1,074	1,084
Non-current net deferred income tax liability	$(421)	$(414)
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
The 2011 change in valuation allowance reflects a full valuation allowance on tax benefits generated from current period operations and the impact of tax benefits from intangibles that are indefinite lived for financial statement purposes..
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
Incentive Equity Awards Granted by Holdings
In April 2007, Holdings adopted the Realogy Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, Holdings common stock may be issued to employees, consultants or directors of Realogy. The stock options and restricted stock granted are either time vesting or performance based awards with an exercise price equal to the grant date fair price of the underlying shares and a contractual term of 10 years. The time vesting options are subject to ratable vesting over the requisite service period. The performance based options are “cliff” vested upon the achievement of certain internal rate of return (“IRR”) targets which are measured based upon distributions made to the stockholders of Holdings. The restricted stock was granted at the grant date fair value and has a three-year requisite service period with one-half “cliff” vesting after 18 months of service and one-half “cliff” vesting at the end of the three-year service period.
During 2011, the Holdings Board granted 0.03 million of time vesting stock options and 4 thousand shares of time vesting restricted stock to senior management employees and an independent director of Realogy, as well as 0.08 million of performance based stock options granted under the Phantom Value Plan (see discussion below).
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
In 2010, Holdings exchanged certain stock options granted to employees for new stock options as described below. Each original option held by eligible employees was exchanged on a one-for-one basis for a new option with different terms. The original options had an exercise price of $250.00 per share and were 50% time vested and 50% performance based awards. They were exchanged for all time vested new awards. The new options were unvested on the date of grant and vest at a rate of 25% a year over a four-year period, which began on July 1, 2010 with a 10-year contractual term beginning on the date of grant. The exercise price of 30% of the new options issued to the Senior Executives is $137.50 per share and the exercise price of all other new options issued is $20.75 per share, which represented the fair market value of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options. In November 2010, 0.41 million original options were tendered and exchanged for an equal number of new options and 0.20 million original options held by non-employees that were not eligible to participate in the exchange offer. The exchange resulted in an incremental stock compensation expense of $4 million that is recognized over a four-year vesting period, which began on July 1, 2010. The Company will continue to expense the remaining unrecognized stock compensation expense of $8 million related to the original options over their remaining vesting period. No stock options were granted during 2009. As of December 31, 2011, there were 0.89 million shares of Class A Common Stock reserved for issuance under the Amended and Restated Holdings 2007 Stock Incentive Plan, including approximately 0.72 million shares reserved for issuance upon exercise of outstanding options and approximately 0.17 million shares available for future grant. See Note 20, "Subsequent Events" for additional shares reserved under the Plan.

	2011		2010
	Time Vesting Options	Phantom Plan Options	Time Vesting Options
Weighted average grant date fair value	$11.75	$10.75	$9.25
Expected volatility	55.5%	58.4%	54.6%
Expected term (years)	6.25	4.75	6.25
Risk-free interest rate	2.6%	1.3%	1.5%
Dividend yield	—	—	—
Equity Award Activity
A summary of option and restricted share activity is presented below (number of shares in millions):

	Time-vesting Options	Performance Based Options	Restricted Stock
Outstanding at January 1, 2009	0.32	0.32	*
Granted	—	—	—
Exercised	—	—	—
Vested	—	—	—
Forfeited	(0.01)	(0.01)	—
Outstanding at December 31, 2009	0.31	0.31	*
Granted/(tendered for exchange)	0.20	(0.20)	—
Exercised	—	—	—
Vested	—	—	*
Forfeited	(0.01)	(0.01)	—
Outstanding at December 31, 2010	0.50	0.10	*
Granted	0.03	0.08	*
Exercised	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2011	0.53	0.18	*
* The outstanding restricted stock of 9 thousand shares at January 1, 2009 and December 31, 2009 vested during 2010. In 2011, 4 thousand of restricted stock was granted and remained outstanding at December 31, 2011.

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	0.18	124.25	7.5 years	—
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
Stock Option Awards under the Phantom Value Plan
On each date RCIV receive cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by RCIV on such date bears to the aggregate principal amount of the Plan Notes held by RCIV on the date of grant of the Incentive Award. The stock option grants to Realogy’s CEO were limited to 50% of the foregoing stock option amount until November 2011 when the grants were increased to 100%. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. As such, compensation expense will be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April and October 2011, Holdings issued approximately 0.03 million and 0.05 million, respectively, of stock options under the Phantom Value Plan in conjunction with RCIV receiving cash interest on the Plan Notes.
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

15.    EQUITY (DEFICIT)
On April 10, 2007, Realogy completed the Merger with Apollo. All of Realogy's issued and outstanding common stock is currently owned by Realogy's parent, Intermediate, and all of the issued and outstanding common stock of Intermediate is owned by its parent, Holdings. Realogy has 100 shares of common stock authorized and outstanding with a par value of $0.01 per share. In addition, Realogy has 100 shares of preferred stock authorized with no shares outstanding.
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

	Realogy Corporation Stockholder’s Equity - Revised
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2009	—	$—	$2,013	$(2,700)	$(46)	$2	$(731)
Net loss	—	—	—	(262)	—	2	(260)
Other comprehensive income (loss)	—	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2009	—	$—	$2,020	$(2,962)	$(32)	$2	$(972)
Net loss	—	$—	$—	$(99)	$—	$2	$(97)
Other comprehensive income (loss)	—	—	—	—	2	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2010	—	$—	$2,026	$(3,061)	$(30)	$2	$(1,063)
Net loss	—	$—	$—	$(441)	$—	$2	$(439)
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	—	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)

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
The Company was in a net loss position for each of the three years ended December 31, 2011, 2010 and 2009, and therefore the impact of stock options and restricted stock were excluded from the computation of dilutive earnings (loss) per share because they were anti-dilutive. The number of stock options excluded from the computation was 0.7 million, 0.6 million and 0.6 million shares for the three years ended December 31, 2011, 2010, and 2009, respectively. The number of restricted stock shares excluded from the computation were 4 thousand, none and 8 thousand shares for the three years ended December 31, 2011, 2010, and 2009, respectively.
Amended and Restated Certificate of Incorporation
On January 5, 2011, in connection with the consummation of the Debt Exchange Offering, Holdings amended and restated its certificate of incorporation. Under its amended and restated certificate of incorporation, Holdings has the authority to issue up to 180,000,000 shares, of which Holdings has the authority to issue 168,000,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common Stock”), 10,000,000 shares of Class B Common Stock, $0.01 par value and 2,000,000 shares of Preferred Stock, $0.01 par value. Pursuant to Holdings’ amended and restated certificate of incorporation, the outstanding shares of common stock of Holdings were reclassified on a share-for-share basis into shares of Class B Common Stock, the voting of which is controlled by Apollo.
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

(b)	2011 EBITDA includes a loss on the early extinguishment of debt of $36 million and 2009 EBITDA includes a gain on the early extinguishment of debt of $75 million.

(c)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to Net loss attributable to Holdings and Realogy:

	For the Year Ended December 31,
	2011	2010	2009
EBITDA	$443	$835	$465
Less:
Depreciation and amortization	186	197	194
Interest expense/(income), net	666	604	583
Income (loss) before income taxes	(409)	34	(312)
Income tax expense (benefit)	32	133	(50)
Net loss attributable to Holdings and Realogy	$(441)	$(99)	$(262)

Depreciation and Amortization

	For the Year Ended December 31,
	2011	2010	2009
Real Estate Franchise Services	$77	$78	$78
Company Owned Real Estate Brokerage Services	41	44	56
Relocation Services	47	50	34
Title and Settlement Services	12	17	18
Corporate and Other	9	8	8
Total Company	$186	$197	$194
Segment Assets

	As of December 31,
	2011	2010
Real Estate Franchise Services	$4,730	$4,802
Company Owned Real Estate Brokerage Services	840	874
Relocation Services	1,369	1,404
Title and Settlement Services	290	277
Corporate and Other	121	212
Total Company	$7,350	$7,569
Capital Expenditures

	For the Year Ended December 31,
	2011	2010	2009
Real Estate Franchise Services	$7	$6	$6
Company Owned Real Estate Brokerage Services	22	22	17
Relocation Services	7	8	7
Title and Settlement Services	8	6	6
Corporate and Other	5	7	4
Total Company	$49	$49	$40
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2011
Net revenues	$3,968	$125	$4,093
Total assets	7,246	104	7,350
Net property and equipment	164	1	165
On or for the year ended December 31, 2010
Net revenues	$3,990	$100	$4,090
Total assets	7,463	106	7,569
Net property and equipment	185	1	186
On or for the year ended December 31, 2009
Net revenues	$3,838	$94	$3,932
Total assets	7,518	63	7,581
Net property and equipment	210	1	211

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for 2011 and 2010.

	2011
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$118	$160	$151	$128
Company Owned Real Estate Brokerage Services	587	884	841	658
Relocation Services	87	110	126	100
Title and Settlement Services	83	90	95	91
Other (a)	(44)	(65)	(58)	(49)
	$831	$1,179	$1,155	$928
Loss before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$42	$78	$74	$50
Company Owned Real Estate Brokerage Services	(47)	34	24	(23)
Relocation Services	(2)	21	39	11
Title and Settlement Services	(1)	9	6	4
Other	(228)	(166)	(171)	(187)
	$(236)	$(24)	$(28)	$(145)

Net loss attributable to Holdings and Realogy	$(237)	$(22)	$(28)	$(154)
Loss per share attributable to Holdings (c):
Basic loss per share:	$(29.56)	$(2.74)	$(3.49)	$(19.21)
Diluted loss per share:	$(29.56)	$(2.74)	$(3.49)	$(19.21)
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	A loss on the early extinguishment of debt of $36 million in the first quarter;

•	Former parent legacy cost (benefit) of $(2) million, $(12) million, $(3) million and $2 million in the first, second, third and fourth quarters, respectively;

•	Restructuring charges of $2 million, $3 million, $3 million and $3 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in the fourth quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

	2010
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$122	$173	$138	$127
Company Owned Real Estate Brokerage Services	601	956	762	697
Relocation Services	76	106	122	101
Title and Settlement Services	65	86	84	90
Other (a)	(45)	(68)	(54)	(49)
	$819	$1,253	$1,052	$966
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$46	$103	$71	$55
Company Owned Real Estate Brokerage Services	(47)	64	8	(20)
Relocation Services	(8)	15	38	15
Title and Settlement Services	(10)	8	3	8
Other	(173)	143	(156)	(157)
	$(192)	$333	$(36)	$(99)

Net income (loss) attributable to Holdings and Realogy	$(197)	$222	$(33)	$(91)
Earnings (loss) per share attributable to Holdings (c):
Basic earnings (loss) per share:	$(24.60)	$27.69	$(4.12)	$(11.35)
Diluted earnings (loss) per share:	$(24.60)	$27.69	$(4.12)	$(11.35)
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	Former parent legacy cost (benefit) of $5 million, $(314) million, $(6) million and $(8) million in the first, second, third and fourth quarters, respectively;

•	Restructuring charges of $6 million, $4 million, $2 million and $9 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in the fourth quarter.

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
The following consolidating financial information presents the Consolidating Balance Sheets and Consolidating Statements of Operations and Cash Flows for: (i) Realogy Holdings Corp. (“Holdings”); (ii) its direct wholly owned subsidiary Domus Intermediate Holdings Corp. (“Intermediate”); (iii) its indirect wholly owned subsidiary, Realogy Corporation (“Realogy”); (iv) the guarantor subsidiaries of Realogy; (v) the non-guarantor subsidiaries of Realogy; (vi) elimination entries necessary to consolidate Holdings, Intermediate, Realogy and the guarantor and non-guarantor subsidiaries; and (vii) the Company on a consolidated basis. The guarantor subsidiaries of Realogy are comprised of 100% owned entities. Guarantor and non-guarantor subsidiaries are 100% owned by Realogy, either directly or indirectly. All guarantees are full and unconditional and joint and several. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.
Consolidating Statement of Operations
Year Ended December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,926	$—	$—	$2,926
Service revenue	—	—	—	494	258	—	752
Franchise fees	—	—	—	256	—	—	256
Other	—	—	—	152	7	—	159
Net revenues	—	—	—	3,828	265	—	4,093
Expenses
Commission and other agent-related costs	—	—	—	1,932	—	—	1,932
Operating	—	—	1	1,072	197	—	1,270
Marketing	—	—	—	183	2	—	185
General and administrative	—	—	55	181	18	—	254
Former parent legacy costs (benefit), net	—	—	(15)	—	—	—	(15)
Restructuring costs	—	—	—	11	—	—	11
Merger costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	9	176	1	—	186
Interest expense/(income), net	—	—	655	11	—	—	666
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	5	(4)	(1)	—	—
Total expenses	—	—	747	3,562	217	—	4,526
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(747)	266	48	—	(433)
Income tax expense (benefit)	—	—	(111)	127	16	—	32
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(26)	—	(26)
Equity in (earnings) losses of subsidiaries	441	441	(195)	(56)	—	(631)	—
Net income (loss)	(441)	(441)	(441)	195	58	631	(439)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(441)	$(441)	$(441)	$195	$56	$631	$(441)

Consolidating Statement of Operations
Year Ended December 31, 2010
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,965	$—	$—	$2,965
Service revenue	—	—	—	496	204	—	700
Franchise fees	—	—	—	263	—	—	263
Other	—	—	—	157	5	—	162
Net revenues	—	—	—	3,881	209	—	4,090
Expenses
Commission and other agent-related costs	—	—	—	1,932	—	—	1,932
Operating	—	—	—	1,086	155	—	1,241
Marketing	—	—	—	177	2	—	179
General and administrative	—	—	51	172	15	—	238
Former parent legacy costs (benefit), net	—	—	(323)	—	—	—	(323)
Restructuring costs	—	—	3	18	—	—	21
Merger Costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	8	187	2	—	197
Interest expense/(income), net	—	—	597	7	—	—	604
Other (income)/expense, net	—	—	(1)	(5)	—	—	(6)
Intercompany transactions	—	—	5	(4)	(1)	—	—
Total expenses	—	—	341	3,570	173	—	4,084
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(341)	311	36	—	6
Income tax expense (benefit)	—	—	(252)	383	2	—	133
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(30)	—	(30)
Equity in (earnings) losses of subsidiaries	99	99	10	(62)	—	(146)	—
Net income (loss)	(99)	(99)	(99)	(10)	64	146	(97)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(99)	$(99)	$(99)	$(10)	$62	$146	$(99)

Consolidating Statement of Operations
Year Ended December 31, 2009
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,884	$2	$—	$2,886
Service revenue	—	—	—	436	185	—	621
Franchise fees	—	—	—	273	—	—	273
Other	—	—	—	146	6	—	152
Net revenues	—	—	—	3,739	193	—	3,932
Expenses
Commission and other agent-related costs	—	—	—	1,850	—	—	1,850
Operating	—	—	—	1,135	128	—	1,263
Marketing	—	—	—	159	2	—	161
General and administrative	—	—	49	193	8	—	250
Former parent legacy costs (benefit), net	—	—	21	(55)	—	—	(34)
Restructuring costs	—	—	7	63	—	—	70
Merger Costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	8	184	2	—	194
Interest expense/(income), net	—	—	580	3	—	—	583
Gain on the extinguishment of debt	—	—	(75)	—	—	—	(75)
Other (income)/expense, net	—	—	2	—	1	—	3
Intercompany transactions	—	—	6	(5)	(1)	—	—
Total expenses	—	—	599	3,527	140	—	4,266
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(599)	212	53	—	(334)
Income tax expense (benefit)	—	—	(173)	97	26	—	(50)
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(24)	—	(24)
Equity in (earnings) losses of subsidiaries	262	262	(164)	(49)	—	(311)	—
Net income (loss)	(262)	(262)	(262)	164	51	311	(260)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(262)	$(262)	$(262)	$164	$49	$311	$(262)

Consolidating Balance Sheet
December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	(1)	—	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	303	510	(31)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	3,299	—	—	3,299
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,697	—	—	1,697
Other intangibles, net	—	—	—	439	—	—	439
Other non-current assets	—	—	68	85	59	—	212
Investment in subsidiaries	(1,499)	(1,499)	8,216	181	—	(5,399)	—
Total assets	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Intercompany note payable	—	—	—	19	6	(25)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facility and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany payables	—	—	2,222	(2,203)	(19)	—	—
Total current liabilities	—	—	2,793	(1,694)	368	(31)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	(604)	1,025	—	—	421
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany liabilities	—	—	727	(727)	—	—	—
Total liabilities	—	—	9,824	(1,335)	391	(31)	8,849
Total equity (deficit)	(1,499)	(1,499)	(1,499)	8,216	181	(5,399)	(1,499)
Total liabilities and equity (deficit)	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350

Consolidating Balance Sheet
December 31, 2010
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$69	$74	$51	$(2)	$192
Trade receivables, net	—	—	—	79	35	—	114
Relocation receivables	—	—	—	—	386	—	386
Relocation properties held for sale	—	—	—	21	—	—	21
Deferred income taxes	—	—	15	63	(2)	—	76
Intercompany note receivable	—	—	—	13	19	(32)	—
Other current assets	—	—	9	69	31	—	109
Total current assets	—	—	93	319	520	(34)	898
Property and equipment, net	—	—	21	162	3	—	186
Goodwill	—	—	—	3,296	—	—	3,296
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,764	—	—	1,764
Other intangibles, net	—	—	—	478	—	—	478
Other non-current assets	—	—	80	83	52	—	215
Investment in subsidiaries	(1,063)	(1,063)	8,023	152	—	(6,049)	—
Total assets	$(1,063)	$(1,063)	$8,217	$6,986	$575	$(6,083)	$7,569
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$25	$168	$12	$(2)	$203
Securitization obligations	—	—	—	—	331	—	331
Intercompany note payable	—	—	—	19	13	(32)	—
Due to former parent	—	—	104	—	—	—	104
Revolving credit facility and current portion of long-term debt	—	—	132	55	7	—	194
Accrued expenses and other current liabilities	—	—	178	316	31	—	525
Intercompany payables	—	—	1,949	(1,962)	13	—	—
Total current liabilities	—	—	2,388	(1,404)	407	(34)	1,357
Long-term debt	—	—	6,698	—	—	—	6,698
Deferred income taxes	—	—	(614)	1,028	—	—	414
Other non-current liabilities	—	—	86	61	16	—	163
Intercompany liabilities	—	—	722	(722)	—	—	—
Total liabilities	—	—	9,280	(1,037)	423	(34)	8,632
Total equity (deficit)	(1,063)	(1,063)	(1,063)	8,023	152	(6,049)	(1,063)
Total liabilities and equity (deficit)	$(1,063)	$(1,063)	$8,217	$6,986	$575	$(6,083)	$7,569

Consolidating Statement of Cash Flows
Year Ended December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(666)	$414	$74	$(14)	$(192)
Investing Activities
Property and equipment additions	—	—	(5)	(43)	(1)	—	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(6)	—	—	(6)
Proceeds from (purchase of) certificates of deposit, net	—	—	—	(3)	8	—	5
Change in restricted cash	—	—	1	—	5	—	6
Intercompany note receivable	—	—	—	7	—	(7)	—
Other, net	—	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	—	(4)	(50)	12	(7)	(49)
Financing Activities
Net change in revolving credit facilities	—	—	150	(5)	—	—	145
Proceeds from the issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Proceeds from term loan extensions	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(706)	—	—	—	(706)
Repayment of prior securitization obligations	—	—	—	—	(299)	—	(299)
Proceeds from new securitization obligations	—	—	—	—	295	—	295
Net change in securitization obligations	—	—	—	—	—	—	—
Debt issuance costs	—	—	(34)	—	(1)	—	(35)
Intercompany dividend	—	—	—	—	(10)	10	—
Intercompany note payable	—	—	—	—	(7)	7	—
Intercompany transactions	—	—	392	(343)	(49)	—	—
Other, net	—	—	3	(10)	1	—	(6)
Net cash provided by (used in) financing activities	—	—	603	(358)	(70)	17	192
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	(67)	6	16	(4)	(49)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$2	$80	$67	$(6)	$143

Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(638)	$504	$24	$(8)	$(118)
Investing Activities
Property and equipment additions	—	—	(7)	(41)	(1)	—	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(17)	—	—	(17)
Proceeds from sale of assets	—	—	—	5	—	—	5
Purchase of certificates of deposit	—	—	—	—	(9)	—	(9)
Net cash used in investing activities	—	—	(7)	(53)	(10)	—	(70)
Financing Activities
Net change in revolving credit facilities	—	—	100	35	7	—	142
Repayments of term loan credit facility	—	—	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	—	—	27	—	27
Intercompany dividend	—	—	—	—	(11)	11	—
Intercompany transactions	—	—	454	(428)	(26)	—	—
Other, net	—	—	(2)	(8)	(3)	—	(13)
Net cash provided by (used in) financing activities	—	—	520	(401)	(6)	11	124
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	(125)	50	9	3	(63)
Cash and cash equivalents, beginning of period	—	—	194	24	42	(5)	255
Cash and cash equivalents, end of period	$—	$—	$69	$74	$51	$(2)	$192

Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(583)	$309	$650	$(35)	$341
Investing Activities
Property and equipment additions	—	—	(4)	(36)	—	—	(40)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(5)	—	—	(5)
Change in restricted cash	—	—	—	—	(2)	—	(2)
Intercompany dividend	—	—	—	63	—	(63)	—
Intercompany note receivable	—	—	—	37	—	(37)	—
Net cash provided by (used in) investing activities	—	—	(4)	59	(2)	(100)	(47)
Financing Activities
Net change in revolving credit facilities	—	—	(515)	—	—	—	(515)
Proceeds from issuance of Second Lien Loans	—	—	500	—	—	—	500
Repayments of term loan credit facility	—	—	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	—	—	(410)	—	(410)
Debt issuance costs	—	—	(11)	—	—	—	(11)
Intercompany dividend	—	—	—	—	(96)	96	—
Intercompany note payable	—	—	—	—	(37)	37	—
Intercompany transactions	—	—	463	(364)	(99)	—	—
Other, net	—	—	(2)	(6)	(3)	—	(11)
Net cash provided by (used in) financing activities	—	—	403	(370)	(645)	133	(479)
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	—	—	(184)	(2)	6	(2)	(182)
Cash and cash equivalents, beginning of period	—	—	378	26	36	(3)	437
Cash and cash equivalents, end of period	$—	$—	$194	$24	$42	$(5)	$255

20.    SUBSEQUENT EVENTS (UNAUDITED)
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

Additional Shares Reserved for the Stock Incentive Plan
As of February 24, 2012, there were 0.9 million shares of Class A Common Stock reserved for issuance under the Amended and Restated Holdings 2007 Stock Incentive Plan, including approximately 0.7 million shares reserved for issuance upon exercise of outstanding options and approximately 0.2 million shares reserved for future grants under the plan. On February 27, 2012, the Holdings Compensation Committee approved a further amendment and restatement of the plan to increase the number of shares reserved thereunder by approximately 0.8 million, thereby increasing the total number of shares reserved for issuance to approximately 1.7 million.

Exhibit Index

Exhibit        Description

31.1	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Chief Executive Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of Realogy Corporation pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Realogy Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

^	Furnished electronically with this report.

G-1