Form 10-Q/A
period 2012-03-31
REALOGY CORP; Realogy Holdings Corp.
filed 2012-10-09
CIK 1355001, 1398987

~~_________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 333-179896
REALOGY HOLDINGS CORP.
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Realogy Holdings Corp. ("Holdings")(formerly known as Domus Holdings Corp.) and its indirect, wholly owned subsidiary, Realogy Corporation ("Realogy") for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 2, 2012 (the “Original Form 10-Q”). Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Holdings and its consolidated subsidiaries. Except as otherwise defined herein, capitalized terms shall have the meanings ascribed to them in the Original Form 10-K.
In connection with the preparation of Holdings' initial public offering of shares filed on a Registration Statement on Form S-1, we identified and corrected an error in the manner in which we had allocated the purchase price paid by Apollo subsequent to their 2007 acquisition. Specifically, we inappropriately identified the discounted cash flows generated from the Real Estate Franchise Services franchise agreement with NRT as a separately identifiable indefinite lived intangible asset. We concluded that the value ascribed to this agreement should have been attributed to the Real Estate Franchise Services business unit as goodwill. Accordingly, we corrected our error through the elimination of the Real Estate Franchise Services franchise agreement with NRT intangible asset and increased the value associated with our goodwill, which resulted in a concurrent decrease in our deferred income tax liability. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the error and concluded that the error was not material to any of our previously issued financial statements. This non-cash error had no impact to our condensed consolidated statement of operations or cash flows for any of the periods presented in these financial statements.
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
No other information in the Original Form 10-Q is amended hereby. Except for the amended disclosure described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 2, 2012, the filing date of the Original Form 10-Q. Accordingly, the Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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
Chief Financial Officer and Treasurer

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. (formerly known as Domus Holdings Corp.) and its subsidiaries as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2012 and March 31, 2011 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2012, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1, as to which the date is September 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 2, 2012, except for the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1 to the condensed consolidated financial statements, as to which the date is September 27, 2012.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2012, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1 as to which the date is September 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 2, 2012 except for the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1 to the condensed consolidated financial statements, as to which the date is September 27, 2012.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Gross commission income	$606	$575
Service revenue	172	164
Franchise fees	54	51
Other	43	41
Net revenues	875	831
Expenses
Commission and other agent-related costs	402	374
Operating	318	318
Marketing	51	43
General and administrative	77	71
Former parent legacy costs (benefit), net	(3)	(2)
Restructuring costs	3	2
Depreciation and amortization	45	46
Interest expense, net	170	179
Loss on the early extinguishment of debt	6	36
Other (income)/expense, net	1	—
Total expenses	1,070	1,067
Loss before income taxes, equity in earnings and noncontrolling interests	(195)	(236)
Income tax expense	7	1
Equity in earnings of unconsolidated entities	(10)	—
Net loss	(192)	(237)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Realogy Holdings and Realogy	$(192)	$(237)

Earnings (loss) per share attributable to Realogy Holdings:
Basic loss per share:	(23.95)	(29.56)
Diluted loss per share:	(23.95)	(29.56)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	8.0	8.0
Diluted:	8.0	8.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(192)	$(237)
Currency Translation Adjustment	2	1
Defined Benefit Pension Plan - amortization of actuarial loss to periodic pension cost	1	—
Cash Flow Hedges:
Less: interest rate hedge losses to interest expense	—	(1)
Less: de-designation of interest rate hedges to interest expense	—	(17)
Cash flow hedges	—	18
Other comprehensive income, before tax	3	19
Income tax expense related to other comprehensive income amounts	1	8
Other comprehensive income, net of tax	2	11
Comprehensive loss	(190)	(226)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Realogy Holdings and Realogy	$(190)	$(226)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	Revised March 31, 2012	Revised December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$148	$143
Trade receivables (net of allowance for doubtful accounts of $65 and $64)	122	120
Relocation receivables	385	378
Relocation properties held for sale	7	11
Deferred income taxes	62	66
Other current assets	101	88
Total current assets	825	806
Property and equipment, net	155	165
Goodwill	3,302	3,299
Trademarks	732	732
Franchise agreements, net	1,680	1,697
Other intangibles, net	428	439
Other non-current assets	215	212
Total assets	$7,337	$7,350

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$180	$184
Securitization obligations	302	327
Due to former parent	76	80
Revolving credit facilities and current portion of long-term debt	111	325
Accrued expenses and other current liabilities	641	520
Total current liabilities	1,310	1,436
Long-term debt	7,121	6,825
Deferred income taxes	423	421
Other non-current liabilities	172	167
Total liabilities	9,026	8,849
Commitments and contingencies (Notes 8 and 9)
Equity (deficit):
Realogy Holdings common stock: $.01 par value; 178,000,000 shares authorized, 4,200 Class A shares outstanding, 8,017,080 Class B shares outstanding at March 31, 2012 and December 31, 2011 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Additional paid-in capital	2,034	2,033
Accumulated deficit	(3,694)	(3,502)
Accumulated other comprehensive loss	(30)	(32)
Total Realogy Holdings stockholders' deficit	(1,690)	(1,501)
Noncontrolling interests	1	2
Total equity (deficit)	(1,689)	(1,499)
Total liabilities and equity (deficit)	$7,337	$7,350
See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
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

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp., a Delaware corporation (“Holdings”), formerly known as Domus Holdings Corp., is a holding company for its wholly owned subsidiary, Domus Intermediate Holdings Corp., a Delaware corporation (“Intermediate”). Intermediate is a holding company for its wholly owned subsidiary, Realogy Corporation, a Delaware corporation (“Realogy”), and its subsidiaries (Holdings, Intermediate and Realogy and its subsidiaries being referred to herein collectively as the “Company”). Holdings derives all of its operating income and cash flows from Realogy and its subsidiaries.
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
The following table presents the effect the revision had on the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011:

	March 31, 2012
	(in millions)
	As Previously Reported	Adjustment	As Revised
Goodwill	2,617	685	3,302
Franchise agreements, net	2,825	(1,145)	1,680
Total Assets	7,797	(460)	7,337
Deferred income taxes	892	(469)	423
Total Liabilities	9,495	(469)	9,026
Accumulated deficit	(3,703)	9	(3,694)

	December 31, 2011
	(in millions)
	As Previously Reported	Adjustment	As Revised
Goodwill	2,614	685	3,299
Franchise agreements, net	2,842	(1,145)	1,697
Total Assets	7,810	(460)	7,350
Deferred income taxes	890	(469)	421
Total Liabilities	9,318	(469)	8,849
Accumulated deficit	(3,511)	9	(3,502)
Amendment to Certificate of Incorporation; Reverse Stock Split:
On September 11, 2012, the Board of Directors approved an amendment to its Certificate of Incorporation to effect a change in the name of the Company to Realogy Holdings Corp., to amend and restate its authorized capital stock and to approve a reverse stock split of the Company's Class A and Class B Common Stock at a ratio of 1 to 25 (the “Reverse Stock Split”). On the same day, the stockholders of the Company approved the foregoing amendments to the Company's Certificate of Incorporation.
On September 27, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the change in authorized capital stock, the Reverse Stock Split and the name change. The Certificate of Amendment provides that the Reverse Stock Split became effective upon filing, at which time every twenty five (25) issued and outstanding shares of the Company's Class A Common Stock and Class B Common Stock were automatically combined into one (1) issued and outstanding share of the respective class of the Company's Common Stock, without any change in par value. Immediately following the Reverse Stock Split, there were 4,200 shares of Class A Common Stock issued and outstanding and 8,017,080 shares of Class B Common stock issued and outstanding. The Company did not issue any fractional shares in connection with the Reverse Stock Split, but rounded those shares up to the next whole share. Pursuant to the terms of the Convertible Notes, the stated conversion rates applicable to each series of Convertible Notes were adjusted to reflect the Reverse Stock Split. In addition, pursuant to the terms of the 2007 Stock Incentive Plan, the number of shares reserved there under, as well as the number of options outstanding and their stated exercise prices, was adjusted to reflect the Reverse Stock Split. All amounts and per share data presented in the accompanying consolidated financial statements and related notes give retroactive effect to the Reverse Stock Split for all periods presented.
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
The Company was in a net loss position for the three months ended March 31, 2012 and therefore the impact of stock options, restricted stock and the convertible notes were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2012, the number of shares of common stock issuable under the stock options, restricted stock and the convertible notes that were excluded from the computation was 1 million, 4 thousand and 81 million, respectively.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross Goodwill as of December 31, 2011	$3,264	$783	$641	$397	$5,085
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2011	2,241	625	360	73	3,299
Goodwill acquired	—	3	—	—	3
Balance at March 31, 2012	$2,241	$628	$360	$73	$3,302
Intangible assets are as follows:

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$339	$1,680	$2,019	$322	$1,697
Unamortizable—Trademarks (b)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (c)	$45	$5	$40	$45	$4	$41
Amortizable—Customer relationships (d)	529	154	375	529	144	385
Unamortizable—Title plant shares (e)	10	—	10	10	—	10
Amortizable—Other (f)	13	10	3	17	14	3
Total Other Intangibles	$597	$169	$428	$601	$162	$439
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

(f)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2012	2011
Franchise agreements	$17	$17
License agreement	1	—
Customer relationships	10	9
Other	2	2
Total	$30	$28
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
During the first three months of 2012, the Holdings Board granted 4 thousand of time vesting stock options to an independent director of Realogy.
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
In November 2010, Holdings exchanged 0.41 million original stock options granted to employees for new stock options as described below. Each original option held by eligible employees was exchanged on a one-for-one basis for a new option with different terms. The original options had an exercise price of $250.00 per share and were 50% time vested and 50% performance based awards. These awards were exchanged for all time vested new awards. The new options were unvested on the date of grant and vest at a rate of 25% a year over a four-year period, which began on July 1, 2010 with a 10-year contractual term beginning on the date of grant. The exercise price for 30% of the new options issued to certain senior executives was $137.50 per share and the exercise price of all other new options issued was $20.75 per share, which represented the fair market value of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options. The exchange resulted in an incremental stock compensation expense of $4 million that will be recognized over a four-year vesting period, which began on July 1, 2010.
In February 2012, the Holdings Compensation Committee approved an amendment of the Plan to increase the number of shares reserved under the Amended and Restated Holdings 2007 Stock Incentive Plan by 0.8 million shares. As of March 31, 2012, there were approximately 1.69 million shares of Class A Common Stock reserved for issuance, including approximately 0.52 million shares reserved for issuance upon exercise of outstanding options and approximately 1.17 million shares available for future grant.
On April 30, 2012, the Holdings Compensation Committee approved a further amendment to the plan to increase the number of shares reserved thereunder by 1 million to 2.69 million reserved shares and approved the grant of 0.96 million non-qualified options to key employees of the Company.

2012
Time Vesting Options
Weighted average grant date fair value	$9.00
Expected volatility	52.7%
Expected term (years)	6.25
Risk-free interest rate	1.1%
Dividend yield	—
Equity Award Activity
A summary of option and restricted share activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Based Options	Restricted Stock
Outstanding at January 1, 2012	0.53	0.18	*
Granted	0.01	—	—
Exercised	—	—	—
Vested	—	—	—
Forfeited	(0.10)	(0.10)	—
Outstanding at March 31, 2012	0.44	0.08	*
* The outstanding amount is 4 thousand shares of restricted stock.

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2012	0.11	26	7.95 years	—
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

Stock Option Awards under the Phantom Value Plan
On each date RCIV receives cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by RCIV on such date bears to the aggregate principal amount of the Plan Notes held by RCIV on the date of grant of the Incentive Award. Generally, each grant of stock options will have a three year vesting schedule, subject to the participant’s continued employment, and vested stock options will become exercisable one year following a qualified public offering. As such, compensation expense will be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April 2012, Holdings issued 0.08 million stock options under the Phantom Value Plan in conjunction with RCIV receiving cash interest on the Plan Notes.

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
Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$606	$—	$—	$606
Service revenue	—	—	—	110	62	—	172
Franchise fees	—	—	—	54	—	—	54
Other	—	—	—	42	1	—	43
Net revenues	—	—	—	812	63	—	875
Expenses
Commission and other agent-related costs	—	—	—	402	—	—	402
Operating	—	—	—	269	49	—	318
Marketing	—	—	—	51	—	—	51
General and administrative	—	—	17	57	3	—	77
Former parent legacy costs (benefit), net	—	—	(3)	—	—	—	(3)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	2	43	—	—	45
Interest expense, net	—	—	168	2	—	—	170
Loss on the early extinguishment of debt	—	—	6	—	—	—	6
Other income/expense, net	—	—	—	1	—	—	1
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	191	827	52	—	1,070
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(191)	(15)	11	—	(195)
Income tax expense (benefit)	—	—	5	(6)	8	—	7
Equity in (earnings) losses of unconsolidated entities	—	—	—	—	(10)	—	(10)
Equity in (earnings) losses of subsidiaries	192	192	(4)	(13)	—	(367)	—
Net income (loss)	(192)	(192)	(192)	4	13	367	(192)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income (loss) attributable to Holdings and Realogy	$(192)	$(192)	$(192)	$4	$13	$367	$(192)
Comprehensive income (loss) attributable to Holdings and Realogy	$(190)	$(190)	$(190)	$4	$14	$362	$(190)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$575	$—	$—	$575
Service revenue	—	—	—	105	59	—	164
Franchise fees	—	—	—	51	—	—	51
Other	—	—	—	39	2	—	41
Net revenues	—	—	—	770	61	—	831
Expenses
Commission and other agent-related costs	—	—	—	374	—	—	374
Operating	—	—	—	274	44	—	318
Marketing	—	—	—	43	—	—	43
General and administrative	—	—	14	53	4	—	71
Former parent legacy costs (benefit), net	—	—	(2)	—	—	—	(2)
Restructuring costs	—	—	—	2	—	—	2
Depreciation and amortization	—	—	2	44	—	—	46
Interest expense, net	—	—	177	2	—	—	179
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	228	791	48	—	1,067
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(228)	(21)	13	—	(236)
Income tax expense (benefit)	—	—	4	(7)	4	—	1
Equity in (earnings) losses of subsidiaries	237	237	5	(9)	—	(470)	—
Net income (loss)	(237)	(237)	(237)	(5)	9	470	(237)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income (loss) attributable to Holdings and Realogy	$(237)	$(237)	$(237)	$(5)	$9	$470	$(237)
Comprehensive income (loss) attributable to Holdings and Realogy	$(226)	$(226)	$(226)	$(5)	$10	$447	$(226)

Condensed Consolidating Balance Sheet
March 31, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$38	$63	$48	$(1)	$148
Trade receivables, net	—	—	—	80	42	—	122
Relocation receivables	—	—	—	31	354	—	385
Relocation properties held for sale	—	—	—	7	—	—	7
Deferred income taxes	—	—	11	53	(2)	—	62
Intercompany note receivable	—	—	—	31	20	(51)	—
Other current assets	—	—	9	70	22	—	101
Total current assets	—	—	58	335	484	(52)	825
Property and equipment, net	—	—	16	137	2	—	155
Goodwill	—	—	—	3,302	—	—	3,302
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,680	—	—	1,680
Other intangibles, net	—	—	—	428	—	—	428
Other non-current assets	—	—	74	86	55	—	215
Investment in subsidiaries	(1,689)	(1,689)	8,222	187	—	(5,031)	—
Total assets	$(1,689)	$(1,689)	$8,370	$6,887	$541	$(5,083)	$7,337
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$24	$145	$12	$(1)	$180
Securitization obligations	—	—	—	—	302	—	302
Intercompany note payable	—	—	—	20	31	(51)	—
Due to former parent	—	—	76	—	—	—	76
Revolving credit facilities and current portion of long-term debt	—	—	61	50	—	—	111
Accrued expenses and other current liabilities	—	—	310	291	40	—	641
Intercompany payables	—	—	2,249	(2,193)	(56)	—	—
Total current liabilities	—	—	2,720	(1,687)	329	(52)	1,310
Long-term debt	—	—	7,121	—	—	—	7,121
Deferred income taxes	—	—	(601)	1,024	—	—	423
Other non-current liabilities	—	—	91	56	25	—	172
Intercompany liabilities	—	—	728	(728)	—	—	—
Total liabilities	—	—	10,059	(1,335)	354	(52)	9,026
Total equity (deficit)	(1,689)	(1,689)	(1,689)	8,222	187	(5,031)	(1,689)
Total liabilities and equity (deficit)	$(1,689)	$(1,689)	$8,370	$6,887	$541	$(5,083)	$7,337

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	(1)	—	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	303	510	(31)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	3,299	—	—	3,299
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,697	—	—	1,697
Other intangibles, net	—	—	—	439	—	—	439
Other non-current assets	—	—	68	85	59	—	212
Investment in subsidiaries	(1,499)	(1,499)	8,216	181	—	(5,399)	—
Total assets	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Intercompany note payable	—	—	—	19	6	(25)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facilities and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany payables	—	—	2,222	(2,203)	(19)	—	—
Total current liabilities	—	—	2,793	(1,694)	368	(31)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	(604)	1,025	—	—	421
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany liabilities	—	—	727	(727)	—	—	—
Total liabilities	—	—	9,824	(1,335)	391	(31)	8,849
Total equity (deficit)	(1,499)	(1,499)	(1,499)	8,216	181	(5,399)	(1,499)
Total liabilities and equity (deficit)	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(85)	$11	$43	$(1)	$(32)
Investing Activities
Property and equipment additions	—	—	(1)	(8)	—	—	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Purchases of certificates of deposit, net	—	—	—	(3)	—	—	(3)
Change in restricted cash	—	—	—	—	(4)	—	(4)
Intercompany note receivable	—	—	—	(25)	—	25	—
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	(1)	(40)	(4)	25	(20)
Financing Activities
Net change in revolving credit facilities	—	—	(200)	—	(8)	—	(208)
Repayments of term loan credit facility	—	—	(629)	—	—	—	(629)
Proceeds from issuance of First Lien Notes	—	—	593	—	—	—	593
Proceeds from the issuance of First and a Half Lien Notes	—	—	325	—	—	—	325
Net change in securitization obligations	—	—	—	—	(27)	—	(27)
Debt issuance costs	—	—	(1)	—	(1)	—	(2)
Intercompany dividend	—	—	—	—	(6)	6	—
Intercompany note payable	—	—	—	—	25	(25)	—
Intercompany transactions	—	—	28	14	(42)	—	—
Other, net	—	—	6	(2)	—	—	4
Net cash provided by (used in) financing activities	—	—	122	12	(59)	(19)	56
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	36	(17)	(19)	5	5
Cash and cash equivalents, beginning of period	—	—	2	80	67	(6)	143
Cash and cash equivalents, end of period	$—	$—	$38	$63	$48	$(1)	$148

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(79)	$(25)	$19	$(2)	$(87)
Investing Activities
Property and equipment additions	—	—	(1)	(10)	—	—	(11)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(2)	—	—	(2)
Purchases of certificates of deposit, net	—	—	—	—	(5)	—	(5)
Intercompany note receivable	—	—	—	(16)	—	16	—
Other, net	—	—	—	(1)	—	—	(1)
Net cash provided by (used in) investing activities	—	—	(1)	(29)	(5)	16	(19)
Financing Activities
Net change in revolving credit facilities	—	—	(20)	(5)	(8)	—	(33)
Proceeds from term loan extensions	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(702)	—	—	—	(702)
Proceeds from the issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Net change in securitization obligations	—	—	—	—	(21)	—	(21)
Debt issuance costs	—	—	(33)	—	—	—	(33)
Intercompany dividend	—	—	—	—	(2)	2	—
Intercompany note payable	—	—	—	—	16	(16)	—
Intercompany transactions	—	—	(29)	41	(12)	—	—
Other, net	—	—	—	(2)	(1)	—	(3)
Net cash provided by (used in) financing activities	—	—	14	34	(28)	(14)	6
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	(66)	(20)	(13)	—	(99)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$3	$54	$38	$(2)	$93

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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2012	December 31, 2011	Change
Total assets	$7,337	$7,350	$(13)
Total liabilities	$9,026	$8,849	$177
Total equity (deficit)	$(1,689)	$(1,499)	$(190)
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
Item 6.    Exhibits.
See Exhibit Index.

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