Form 10-Q/A
period 2012-06-30
REALOGY CORP; Realogy Holdings Corp.
filed 2012-10-09
CIK 1355001, 1398987

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Realogy Holdings Corp.("Holdings")(formerly known as Domus Holdings Corp.) and its indirect, wholly owned subsidiary, Realogy Corporation ("Realogy") for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 7, 2012 (the “Original Form 10-Q”). Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Holdings and its consolidated subsidiaries. Except as otherwise defined herein, capitalized terms shall have the meanings ascribed to them in the Original Form 10-K.
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
No other information in the Original Form 10-Q is amended hereby. Except for the amended disclosure described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after August 7, 2012, the filing date of the Original Form 10-Q. Accordingly, the Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. (formerly known as Domus Holdings Corp.) and its subsidiaries as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2012 and June 30, 2011 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 7, 2012, except for the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1 to the condensed consolidated financial statements, as to which the date is September 27, 2012.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 7, 2012 except for the effects of the reverse stock split and the NRT franchise agreement matter as described in Note 1 to the condensed consolidated financial statements, as to which the date is September 27, 2012.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Gross commission income	$983	$873	$1,589	$1,448
Service revenue	208	192	380	356
Franchise fees	76	70	130	121
Other	42	44	85	85
Net revenues	1,309	1,179	2,184	2,010
Expenses
Commission and other agent-related costs	662	577	1,064	951
Operating	325	317	643	635
Marketing	52	54	103	97
General and administrative	79	56	156	127
Former parent legacy costs (benefit), net	—	(12)	(3)	(14)
Restructuring costs	2	3	5	5
Depreciation and amortization	44	47	89	93
Interest expense, net	176	161	346	340
Loss on the early extinguishment of debt	—	—	6	36
Other (income)/expense, net	—	—	1	—
Total expenses	1,340	1,203	2,410	2,270
Loss before income taxes, equity in earnings and noncontrolling interests	(31)	(24)	(226)	(260)
Income tax expense	8	1	15	2
Equity in earnings of unconsolidated entities	(15)	(4)	(25)	(4)
Net loss	(24)	(21)	(216)	(258)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net loss attributable to Realogy Holdings and Realogy	$(25)	$(22)	$(217)	$(259)

Earnings (loss) per share attributable to Realogy Holdings:
Basic loss per share:	(3.12)	(2.74)	(27.07)	(32.31)
Diluted loss per share:	(3.12)	(2.74)	(27.07)	(32.31)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	8.0	8.0	8.0	8.0
Diluted:	8.0	8.0	8.0	8.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(24)	$(21)	$(216)	$(258)
Currency Translation Adjustment	(1)	—	1	1
Defined Benefit Pension Plan - amortization of actuarial loss to periodic pension cost	2	—	3	—
Cash Flow Hedges:
Less: interest rate hedge losses to interest expense	—	—	—	(1)
Less: de-designation of interest rate hedges to interest expense	—	—	—	(17)
Cash flow hedges	—	—	—	18
Other comprehensive income, before tax	1	—	4	19
Income tax expense related to other comprehensive income amounts	—	—	1	8
Other comprehensive income, net of tax	1	—	3	11
Comprehensive loss	(23)	(21)	(213)	(247)
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Comprehensive loss attributable to Realogy Holdings and Realogy	$(24)	$(22)	$(214)	$(248)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	Revised June 30, 2012	Revised December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$138	$143
Trade receivables (net of allowance for doubtful accounts of $58 and $64)	147	120
Relocation receivables	419	378
Relocation properties held for sale	10	11
Deferred income taxes	59	66
Other current assets	97	88
Total current assets	870	806
Property and equipment, net	151	165
Goodwill	3,303	3,299
Trademarks	732	732
Franchise agreements, net	1,663	1,697
Other intangibles, net	418	439
Other non-current assets	225	212
Total assets	$7,362	$7,350

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$214	$184
Securitization obligations	267	327
Due to former parent	76	80
Revolving credit facilities and current portion of long-term debt	214	325
Accrued expenses and other current liabilities	583	520
Total current liabilities	1,354	1,436
Long-term debt	7,121	6,825
Deferred income taxes	426	421
Other non-current liabilities	173	167
Total liabilities	9,074	8,849
Commitments and contingencies (Notes 8 and 9)
Equity (deficit):
Realogy Holdings common stock: $.01 par value; 178,000,000 shares authorized, 4,200 Class A shares outstanding, 8,017,080 Class B shares outstanding at June 30, 2012 and December 31, 2011 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Additional paid-in capital	2,035	2,033
Accumulated deficit	(3,719)	(3,502)
Accumulated other comprehensive loss	(30)	(32)
Total Realogy Holdings stockholders' deficit	(1,714)	(1,501)
Noncontrolling interests	2	2
Total equity (deficit)	(1,712)	(1,499)
Total liabilities and equity (deficit)	$7,362	$7,350
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
The following table presents the effect the revision had on the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011:

	June 30, 2012
	(in millions)
	As Previously Reported	Adjustment	As Revised
Goodwill	2,618	685	3,303
Franchise agreements, net	2,808	(1,145)	1,663
Total Assets	7,822	(460)	7,362
Deferred income taxes	895	(469)	426
Total Liabilities	9,543	(469)	9,074
Accumulated deficit	(3,728)	9	(3,719)

	December 31, 2011
	(in millions)
	As Previously Reported	Adjustment	As Revised
Goodwill	2,614	685	3,299
Franchise agreements, net	2,842	(1,145)	1,697
Total Assets	7,810	(460)	7,350
Deferred income taxes	890	(469)	421
Total Liabilities	9,318	(469)	8,849
Accumulated deficit	(3,511)	9	(3,502)
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
The Company was in a net loss position for the three and six months ended June 30, 2012 and therefore the impact of stock options, restricted stock and the convertible notes were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive. At June 30, 2012, the number of shares of common stock issuable under the stock options, restricted stock and the convertible notes that were excluded from the computation was 2 million, 4 thousand and 81 million, respectively.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross Goodwill as of December 31, 2011	$3,264	$783	$641	$397	$5,085
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2011	2,241	625	360	73	3,299
Goodwill acquired	—	4	—	—	4
Balance at June 30, 2012	$2,241	$629	$360	$73	$3,303

Intangible assets are as follows:

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$356	$1,663	$2,019	$322	$1,697
Unamortizable—Trademarks (b)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (c)	$45	$5	$40	$45	$4	$41
Amortizable—Customer relationships (d)	529	163	366	529	144	385
Unamortizable—Title plant shares (e)	10	—	10	10	—	10
Amortizable—Other (f)	12	10	2	17	14	3
Total Other Intangibles	$596	$178	$418	$601	$162	$439
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 39.0244 shares of Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $25.625 per share, and the Series C Convertible Notes are initially convertible into 37.0714 shares of Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $26.975 per share, subject to adjustment if specified distributions to holders of the Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.

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
In November 2010, Holdings exchanged almost all of the original stock options granted to employees (0.41 million) for new stock options as described below. Each original option held by eligible employees was exchanged on a one-for-one basis for a new option with different terms. The original options had an exercise price of $250.00 per share and were 50% time vested and 50% performance based awards. These awards were exchanged for all time vested new awards. The new options were unvested on the date of grant and vest at a rate of 25% a year over a four-year period, which began on July 1, 2010 with a 10-year contractual term beginning on the date of grant. The exercise price for 30% of the new options issued to certain senior executives was $137.50 per share and the exercise price of all other new options issued was $20.75 per share, which represented the fair market value of Common Stock of Holdings as determined by its Compensation Committee as of the date of grant of the new options. The exchange resulted in an incremental stock compensation expense of $4 million that will be recognized over a four-year vesting period, which began on July 1, 2010.
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
In February 2012, the Holdings Board granted 4 thousand of time vesting stock options to an independent director of Realogy. In April and May 2012, the Holdings Board granted 0.97 million of time vesting stock options to senior management employees. The options have a term of 10 years, an exercise price of $17.50 per share and a fair market value of $20.50 per share on the date of grant. The options become exercisable over a four-year period at the rate of 25% per year, commencing one year from the date of grant. In addition, in April 2012, 0.08 million of performance based stock options were granted under the Phantom Value Plan. The performance based stock options have a term of 7 years, an exercise price of $17.50 per share and a fair market value of $20.50 per share on the date of grant.
On April 30, 2012, the Holdings Compensation Committee approved a further amendment to the plan to increase the number of shares reserved thereunder by 1 million to 2.69 million reserved shares. As of June 30, 2012, the total number of shares available for future grant was approximately 1.12 million shares.

	2012
	Time Vesting Options	Phantom Plan Options
Weighted average grant date fair value	$10.25	$9.75
Expected volatility	46.84%	50.28%
Expected term (years)	6.25	4.75
Risk-free interest rate	1.1%	0.79%
Dividend yield	—	—
Equity Award Activity
A summary of 2012 option and restricted share activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Based Options	Restricted Stock
Outstanding at January 1, 2012	0.53	0.18	*
Granted	0.98	0.08	—
Exercised	—	—	—
Vested	—	—	—
Forfeited	(0.10)	(0.10)	—
Outstanding as of June 30, 2012	1.41	0.16	*

* The outstanding amount is 4 thousand shares of restricted stock.

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2012	0.11	48.25	8.32 years	—
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
Phantom Value Plan
On January 5, 2011, the Board of Directors of Holdings approved the Realogy Corporation Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers with an incentive (the “Incentive Awards”) to remain in the service of Realogy, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of Realogy. The amount of the Incentive Awards granted to certain of Realogy’s executive officers was determined by the sum of (1) the shares of common stock purchased by the executives at $250.00 per share in April 2007 (representing an aggregate purchase price of $18.5 million) and (2) the implied $250.00 per share grant date value in April 2007 of the executive's restricted stock grant (representing an aggregate of $3.3 million). Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards terminate 10 years from the date of grant.
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
Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$983	$—	$—	$983
Service revenue	—	—	—	143	65	—	208
Franchise fees	—	—	—	76	—	—	76
Other	—	—	—	40	2	—	42
Net revenues	—	—	—	1,242	67	—	1,309
Expenses
Commission and other agent-related costs	—	—	—	662	—	—	662
Operating	—	—	—	280	45	—	325
Marketing	—	—	—	51	1	—	52
General and administrative	—	—	18	57	4		79
Restructuring costs	—	—	—	2	—	—	2
Depreciation and amortization	—	—	3	41	—	—	44
Interest expense, net	—	—	175	1	—	—	176
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	197	1,093	50	—	1,340
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(197)	149	17	—	(31)
Income tax expense (benefit)	—	—	(66)	64	10	—	8
Equity in earnings of unconsolidated entities	—	—	—	—	(15)	—	(15)
Equity in (earnings) losses of subsidiaries	25	25	(106)	(21)	—	77	—
Net income (loss)	(25)	(25)	(25)	106	22	(77)	(24)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(25)	$(25)	$(25)	$106	$21	$(77)	$(25)
Comprehensive income (loss) attributable to Holdings and Realogy	$(24)	$(24)	$(24)	$106	$20	$(78)	$(24)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended June 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$873	$—	$—	$873
Service revenue	—	—	—	130	62	—	192
Franchise fees	—	—	—	70	—	—	70
Other	—	—	—	42	2	—	44
Net revenues	—	—	—	1,115	64	—	1,179
Expenses
Commission and other agent-related costs	—	—	—	577	—	—	577
Operating	—	—	—	273	44	—	317
Marketing	—	—	—	53	1	—	54
General and administrative	—	—	13	39	4	—	56
Former parent legacy costs (benefit), net	—	—	(12)	—	—	—	(12)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	3	44	—	—	47
Interest expense, net	—	—	160	1	—	—	161
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	165	989	49	—	1,203
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(165)	126	15	—	(24)
Income tax expense (benefit)	—	—	(50)	46	5	—	1
Equity in earnings of unconsolidated entities	—	—	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	22	22	(93)	(13)	—	62	—
Net income (loss)	(22)	(22)	(22)	93	14	(62)	(21)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(22)	$(22)	$(22)	$93	$13	$(62)	$(22)
Comprehensive income (loss) attributable to Holdings and Realogy	$(22)	$(22)	$(22)	$93	$13	$(62)	$(22)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Six Months Ended June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$1,589	$—	$—	$1,589
Service revenue	—	—	—	252	128	—	380
Franchise fees	—	—	—	130	—	—	130
Other	—	—	—	83	2	—	85
Net revenues	—	—	—	2,054	130	—	2,184
Expenses
Commission and other agent-related costs	—	—	—	1,064	—	—	1,064
Operating	—	—	—	549	94	—	643
Marketing	—	—	—	102	1	—	103
General and administrative	—	—	35	114	7		156
Former parent legacy costs (benefit), net	—	—	(3)	—	—	—	(3)
Restructuring costs	—	—	—	5	—	—	5
Depreciation and amortization	—	—	5	83	1	—	89
Interest expense, net	—	—	343	3	—	—	346
Loss on the early extinguishment of debt	—	—	6	—	—	—	6
Other (income)/expense, net	—	—	—	1	—	—	1
Intercompany transactions	—	—	2	(2)	—	—	—
Total expenses	—	—	388	1,919	103	—	2,410
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(388)	135	27	—	(226)
Income tax expense (benefit)	—	—	(60)	58	17	—	15
Equity in earnings of unconsolidated entities	—	—	—	—	(25)	—	(25)
Equity in (earnings) losses of subsidiaries	217	217	(111)	(34)	—	(289)	—
Net income (loss)	(217)	(217)	(217)	111	35	289	(216)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(217)	$(217)	$(217)	$111	$34	$289	$(217)
Comprehensive income (loss) attributable to Holdings and Realogy	$(214)	$(214)	$(214)	$111	$35	$282	$(214)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Six Months Ended June 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$1,448	$—	$—	$1,448
Service revenue	—	—	—	235	121	—	356
Franchise fees	—	—	—	121	—	—	121
Other	—	—	—	82	3	—	85
Net revenues	—	—	—	1,886	124	—	2,010
Expenses
Commission and other agent-related costs	—	—	—	951	—	—	951
Operating	—	—	—	547	88	—	635
Marketing	—	—	—	96	1	—	97
General and administrative	—	—	28	92	7	—	127
Former parent legacy costs (benefit), net	—	—	(14)	—	—	—	(14)
Restructuring costs	—	—	—	5	—	—	5
Depreciation and amortization	—	—	4	88	1	—	93
Interest expense, net	—	—	337	3	—	—	340
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	2	(2)	—	—	—
Total expenses	—	—	393	1,780	97	—	2,270
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(393)	106	27	—	(260)
Income tax expense (benefit)	—	—	(45)	39	8	—	2
Equity in earnings of unconsolidated entities	—	—	—	—	(4)	—	(4)
Equity in (earnings) losses of subsidiaries	259	259	(89)	(22)	—	(407)	—
Net income (loss)	(259)	(259)	(259)	89	23	407	(258)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(259)	$(259)	$(259)	$89	$22	$407	$(259)
Comprehensive income (loss) attributable to Holdings and Realogy	$(248)	$(248)	$(248)	$89	$23	$384	$(248)

Condensed Consolidating Balance Sheet
June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$86	$56	$(6)	$138
Trade receivables, net	—	—	—	103	44	—	147
Relocation receivables	—	—	—	34	385	—	419
Relocation properties held for sale	—	—	—	10	—	—	10
Deferred income taxes	—	—	8	53	(2)	—	59
Intercompany note receivable	—	—	—	91	20	(111)	—
Other current assets	1	—	9	67	20	—	97
Total current assets	1	—	19	444	523	(117)	870
Property and equipment, net	—	—	16	133	2	—	151
Goodwill	—	—	—	3,303	—	—	3,303
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,663	—	—	1,663
Other intangibles, net	—	—	—	418	—	—	418
Other non-current assets	—	—	71	84	70	—	225
Investment in subsidiaries	(1,712)	(1,712)	8,328	206	—	(5,110)	—
Total assets	$(1,711)	$(1,712)	$8,434	$6,983	$595	$(5,227)	$7,362
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$27	$182	$11	$(6)	$214
Securitization obligations	—	—	—	—	267	—	267
Intercompany note payable	—	—	—	20	91	(111)	—
Due to former parent	—	—	76	—	—	—	76
Revolving credit facilities and current portion of long-term debt	—	—	159	50	5	—	214
Accrued expenses and other current liabilities	—	—	234	314	35	—	583
Intercompany payables	1	—	2,304	(2,261)	(44)	—	—
Total current liabilities	1	—	2,800	(1,695)	365	(117)	1,354
Long-term debt	—	—	7,121	—	—	—	7,121
Deferred income taxes	—	—	(600)	1,027	(1)	—	426
Other non-current liabilities	—	—	96	52	25	—	173
Intercompany liabilities	—	—	729	(729)	—	—	—
Total liabilities	1	—	10,146	(1,345)	389	(117)	9,074
Total equity (deficit)	(1,712)	(1,712)	(1,712)	8,328	206	(5,110)	(1,712)
Total liabilities and equity (deficit)	$(1,711)	$(1,712)	$8,434	$6,983	$595	$(5,227)	$7,362

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	(1)	—	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	303	510	(31)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	3,299	—	—	3,299
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,697	—	—	1,697
Other intangibles, net	—	—	—	439	—	—	439
Other non-current assets	—	—	68	85	59	—	212
Investment in subsidiaries	(1,499)	(1,499)	8,216	181	—	(5,399)	—
Total assets	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Intercompany note payable	—	—	—	19	6	(25)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facilities and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany payables	—	—	2,222	(2,203)	(19)	—	—
Total current liabilities	—	—	2,793	(1,694)	368	(31)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	(604)	1,025	—	—	421
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany liabilities	—	—	727	(727)	—	—	—
Total liabilities	—	—	9,824	(1,335)	391	(31)	8,849
Total equity (deficit)	(1,499)	(1,499)	(1,499)	8,216	181	(5,399)	(1,499)
Total liabilities and equity (deficit)	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(342)	$236	$22	$(9)	$(93)
Investing Activities
Property and equipment additions	—	—	(2)	(17)	—	—	(19)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Purchases of certificates of deposit, net	—	—	—	(4)	—	—	(4)
Change in restricted cash	—	—	—	—	(3)	—	(3)
Intercompany note receivable	—	—	—	(85)	—	85	—
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	(2)	(110)	(3)	85	(30)
Financing Activities
Net change in revolving credit facilities	—	—	(91)	—	(3)	—	(94)
Repayments of term loan credit facility	—	—	(640)	—	—	—	(640)
Proceeds from issuance of First Lien Notes	—	—	593	—	—	—	593
Proceeds from issuance of First and a Half Lien Notes	—	—	325	—	—	—	325
Net change in securitization obligations	—	—	—	—	(61)	—	(61)
Debt issuance costs	—	—	(2)	—	(1)	—	(3)
Intercompany dividend	—	—	—	—	(9)	9	—
Intercompany note payable	—	—	—	—	85	(85)	—
Intercompany transactions	—	—	155	(116)	(39)	—	—
Other, net	—	—	4	(4)	(2)	—	(2)
Net cash provided by (used in) financing activities	—	—	344	(120)	(30)	(76)	118
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—	6	(11)	—	(5)
Cash and cash equivalents, beginning of period	—	—	2	80	67	(6)	143
Cash and cash equivalents, end of period	$—	$—	$2	$86	$56	$(6)	$138

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(347)	$142	$14	$(3)	$(194)
Investing Activities
Property and equipment additions	—	—	(2)	(22)	(1)	—	(25)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Proceeds from certificates of deposit, net	—	—	—	—	9	—	9
Change in restricted cash	—	—	—	—	1	—	1
Intercompany note receivable	—	—	—	(18)	—	18	—
Other, net	—	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	—	(2)	(49)	9	18	(24)
Financing Activities
Net change in revolving credit facilities	—	—	130	(5)	—	—	125
Proceeds from term loan extension	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(703)	—	—	—	(703)
Proceeds from issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Net change in securitization obligations	—	—	—	—	(4)	—	(4)
Debt issuance costs	—	—	(34)	—	—	—	(34)
Intercompany dividend	—	—	—	—	(4)	4	—
Intercompany note payable	—	—	—	—	18	(18)	—
Intercompany transactions	—	—	94	(77)	(17)	—	—
Other, net	—	—	(1)	(5)	3	—	(3)
Net cash provided by (used in) financing activities	—	—	284	(87)	(4)	(14)	179
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	(65)	6	20	1	(38)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$4	$80	$71	$(1)	$154

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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2012	December 31, 2011	Change
Total assets	$7,362	$7,350	$12
Total liabilities	$9,074	$8,849	$225
Total equity (deficit)	$(1,712)	$(1,499)	$(213)
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are initially convertible into 39.0244 shares of Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to an initial conversion price of approximately $25.625 per share, and the Series C Convertible Notes are initially convertible into 37.0714 shares of Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to an initial conversion price of approximately $26.975 per share, subject to adjustment if specified distributions to holders of the Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.
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