Form 10-Q
period 2012-09-30
REALOGY GROUP LLC; Realogy Holdings Corp.
filed 2012-11-01
CIK 1355001, 1398987

~~_________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-35674
REALOGY HOLDINGS CORP.
(Exact name of registrants as specified in its charter)

Commission File No. 333-179896
REALOGY GROUP LLC
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
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 140,043,849 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of October 30, 2012.
~~_________________________________________________________________________________________________________________________________________________________~~

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company” and the “Company” refer to Realogy Holdings Corp. (previously known as Domus Holdings Corp.), a Delaware corporation (“Holdings”), and its consolidated subsidiaries, including Realogy Intermediate Holdings LLC (“Intermediate”) and Realogy Group LLC (“Realogy”). On October 11, 2012, Intermediate and Realogy converted their form of business organization from a Delaware corporation to a Delaware limited liability company and upon such conversions, Intermediate and Realogy changed their names from "Domus Intermediate Holdings Corp." to "Realogy Intermediate Holdings LLC" and from "Realogy Corporation" to “Realogy Group LLC." Neither Holdings, the indirect parent of Realogy, nor Intermediate, the direct parent company of Realogy, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same.
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
***
In October 2012, Holdings closed its initial public offering (the “IPO”) of 46 million shares of its common stock, at a price to the public of $27.00 per share, which included 6 million shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. The Company has used, and intends to use, the net proceeds from the sale of 46 million shares (net of underwriters’ discounts and commissions and estimated offering expenses) of approximately $1.2 billion primarily to repay outstanding indebtedness.
In connection with the closing of the IPO, certain significant holders of the Convertible Notes (i) converted approximately $1.9 billion aggregate principal amount of Convertible Notes into approximately 72.9 million shares of common stock, (ii) were issued approximately 9.1 million additional shares of common stock (representing 0.125 shares for each share received upon conversion) issued to the significant holders pursuant to letter agreements with the Company and received a cash payment of approximately $105 million pursuant to the letter agreements. A redemption notice was issued to holders of the remaining approximately $209 million of Convertible Notes to redeem such notes at 90% of their principal amount on November 16, 2012, to the extent they have not been converted into common stock of the Company. On or prior to October 30, 2012, we issued to certain other holders of the Convertible Notes an additional 3.7 million shares of common stock, representing the conversion of $93 million of Convertible Notes. The Convertible Note transactions are described in “Note 5—Short and Long-Term Debt—Convertible Notes." The shares discussed above are included in the shares outstanding as of October 30, 2012 which are set forth on the cover of this report. Assuming conversion of all of the remaining Convertible Notes into common stock prior to the November 16th redemption date, the Company would have approximately 144.8 million shares of common stock outstanding.
***
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

◦
a lack of improvement in the number of homesales, stagnant or declining home prices and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

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

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including potential reforms of Fannie Mae and Freddie Mac and potential tax code reform, which could reduce the amount that taxpayers would be allowed to deduct for home mortgage interest;

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

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•	our inability to sustain the improvements we have realized during the past several years in our operating efficiency through cost savings and business optimization efforts;

•	our inability to enter into franchise agreements with new franchisees or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements or maintain franchisee satisfaction with our brands;

•	the inability of our existing franchisees to survive the cumulative impact of the downturn in the real estate market or to grow their businesses;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

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
Other factors not identified above, including those described under the headings “Forward-Looking Statements,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. (formerly known as Domus Holdings Corp.) and its subsidiaries as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2012 and September 30, 2011 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011. These interim financial statements are the responsibility of the Company's management.

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
November 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC (formerly known as Realogy Corporation) and its subsidiaries as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2012 and September 30, 2011 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 1, 2012

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Gross commission income	$939	$831	$2,528	$2,279
Service revenue	231	211	611	567
Franchise fees	76	73	206	194
Other	35	40	120	125
Net revenues	1,281	1,155	3,465	3,165
Expenses
Commission and other agent-related costs	633	547	1,697	1,498
Operating	336	324	979	959
Marketing	44	45	147	142
General and administrative	74	62	230	189
Former parent legacy costs (benefit), net	(1)	(3)	(4)	(17)
Restructuring costs	2	3	7	8
Depreciation and amortization	42	46	131	139
Interest expense, net	187	159	533	499
Loss on the early extinguishment of debt	—	—	6	36
Other (income)/expense, net	—	—	1	—
Total expenses	1,317	1,183	3,727	3,453
Loss before income taxes, equity in earnings and noncontrolling interests	(36)	(28)	(262)	(288)
Income tax expense	18	10	33	12
Equity in earnings of unconsolidated entities	(21)	(11)	(46)	(15)
Net loss	(33)	(27)	(249)	(285)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net loss attributable to Holdings and Realogy	$(34)	$(28)	$(251)	$(287)

Earnings (loss) per share attributable to Holdings:
Basic loss per share:	$(4.24)	$(3.49)	$(31.31)	$(35.80)
Diluted loss per share:	$(4.24)	$(3.49)	$(31.31)	$(35.80)
Weighted average common and common equivalent shares of Holdings outstanding:
Basic:	8.0	8.0	8.0	8.0
Diluted:	8.0	8.0	8.0	8.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(33)	$(27)	$(249)	$(285)
Currency Translation Adjustment	2	(2)	3	(1)
Defined Benefit Pension Plan - amortization of actuarial loss to periodic pension cost	1	1	4	1
Cash Flow Hedges:
Less: interest rate hedge losses to interest expense	—	—	—	(1)
Less: de-designation of interest rate hedges to interest expense	—	—	—	(17)
Cash flow hedges	—	—	—	18
Other comprehensive income, before tax	3	(1)	7	18
Income tax expense related to other comprehensive income amounts	1	—	2	8
Other comprehensive income, net of tax	2	(1)	5	10
Comprehensive loss	(31)	(28)	(244)	(275)
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Comprehensive loss attributable to Holdings and Realogy	$(32)	$(29)	$(246)	$(277)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$141	$143
Trade receivables (net of allowance for doubtful accounts of $54 and $64)	145	120
Relocation receivables	413	378
Relocation properties held for sale	8	11
Deferred income taxes	56	66
Other current assets	105	88
Total current assets	868	806
Property and equipment, net	161	165
Goodwill	3,304	3,299
Trademarks	732	732
Franchise agreements, net	1,646	1,697
Other intangibles, net	408	439
Other non-current assets	232	212
Total assets	$7,351	$7,350

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$201	$184
Securitization obligations	310	327
Due to former parent	74	80
Revolving credit facilities and current portion of long-term debt	120	325
Accrued expenses and other current liabilities	647	520
Total current liabilities	1,352	1,436
Long-term debt	7,121	6,825
Deferred income taxes	438	421
Other non-current liabilities	182	167
Total liabilities	9,093	8,849
Commitments and contingencies (Notes 8 and 9)
Equity (deficit):
Holdings common stock: $.01 par value; 178,000,000 shares authorized at September 30, 2012 and December 31, 2011, 4,200 Class A shares outstanding, 8,018,325 Class B shares outstanding at September 30, 2012 and 4,200 Class A shares outstanding, 8,017,080 Class B shares outstanding at December 31, 2011 (Realogy common stock: $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011)	—	—
Additional paid-in capital	2,035	2,033
Accumulated deficit	(3,753)	(3,502)
Accumulated other comprehensive loss	(26)	(32)
Total stockholders' deficit	(1,744)	(1,501)
Noncontrolling interests	2	2
Total equity (deficit)	(1,742)	(1,499)
Total liabilities and equity (deficit)	$7,351	$7,350
See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(249)	$(285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	139
Deferred income taxes	25	5
Amortization of deferred financing costs and discount on unsecured notes	12	13
Loss on the early extinguishment of debt	6	36
De-designation of interest rate hedges	—	17
Equity in earnings of unconsolidated entities	(46)	(15)
Other adjustments to net loss	11	8
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(24)	(28)
Relocation receivables and advances	(34)	(64)
Relocation properties held for sale	4	4
Other assets	(2)	4
Accounts payable, accrued expenses and other liabilities	144	51
Due (to) from former parent	(6)	(25)
Other, net	27	11
Net cash used in operating activities	(1)	(129)
Investing Activities
Property and equipment additions	(34)	(37)
Net assets acquired (net of cash acquired) and acquisition-related payments	(5)	(5)
(Purchases of) proceeds from certificates of deposit, net	(6)	9
Change in restricted cash	(6)	2
Other, net	—	(5)
Net cash used in investing activities	(51)	(36)
Financing Activities
Net change in revolving credit facilities	(188)	20
Proceeds from term loan extension	—	98
Repayments of term loan credit facility	(640)	(705)
Proceeds from issuance of First Lien Notes	593	—
Proceeds from issuance of First and a Half Lien Notes	325	700
Net change in securitization obligations	(18)	1
Debt issuance costs	(17)	(34)
Other, net	(6)	(5)
Net cash provided by financing activities	49	75
Effect of changes in exchange rates on cash and cash equivalents	1	—
Net decrease in cash and cash equivalents	(2)	(90)
Cash and cash equivalents, beginning of period	143	192
Cash and cash equivalents, end of period	$141	$102

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$415	$354
Income tax payments, net	5	3

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. (previously known as Domus Holdings Corp.) (“Holdings”) is a holding company for its consolidated subsidiaries, Realogy Intermediate Holdings LLC (“Intermediate”) and Realogy Group LLC (“Realogy”). On October 11, 2012, Intermediate and Realogy converted their form of business organization from a Delaware corporation to a Delaware limited liability company and upon such conversions, Intermediate and Realogy changed their names from "Domus Intermediate Holdings Corp." to "Realogy Intermediate Holdings LLC" and from "Realogy Corporation" to “Realogy Group LLC." Neither Holdings, the indirect parent of Realogy, nor Intermediate, the direct parent company of Realogy, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy. Holdings derives all of its operating income and cash flows from Realogy and its subsidiaries.
Holdings was incorporated on December 14, 2006. On December 15, 2006, Holdings and its wholly owned subsidiary Domus Acquisition Corp., entered into an agreement and plan of merger (the “Merger”) with Realogy which was consummated on April 10, 2007 with Holdings becoming the indirect parent company of Realogy. As of September 30, 2012, Holdings was owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”) and members of the Company's management. As of September 30, 2012, all of Realogy's issued and outstanding common stock was owned by Intermediate, a direct wholly owned subsidiary of Holdings.
Realogy is a global provider of residential real estate services. Realogy was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services, including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.
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
Holdings' only asset is its investment in the common stock of Intermediate, and Intermediate's only asset is its investment in the common stock of Realogy. Holdings' only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy's consolidated financial statements. All issuances of Holdings' equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries have been reflected in Realogy's condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations, comprehensive loss and cash flows of Holdings, Intermediate and Realogy are the same. In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy and Holdings' financial position as of September 30, 2012 and the results of operations, and comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.

As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K for the year ended December 31, 2011.
Amendment to Certificate of Incorporation and Reverse Stock Split
On September 11, 2012, the Board of Directors approved an amendment to its Certificate of Incorporation to effect a change in the name of the Company to Realogy Holdings Corp., to amend and restate its authorized capital stock and to approve a reverse stock split of the Company's Class A and Class B Common Stock at a ratio of 1 to 25 (the “Reverse Stock Split”). On the same day, the stockholders of the Company approved the foregoing amendments to the Company's Certificate of Incorporation.
On September 27, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the change in authorized capital stock, the Reverse Stock Split and the name change. The Certificate of Amendment provides that the Reverse Stock Split became effective upon filing, at which time every twenty five (25) issued and outstanding shares of the Company's Class A Common Stock and Class B Common Stock were automatically combined into one (1) issued and outstanding share of the respective class of the Company's Common Stock, without any change in par value. The Company did not issue any fractional shares in connection with the Reverse Stock Split, but rounded those shares up to the next whole share. Pursuant to the terms of the Convertible Notes, the stated conversion rates applicable to each series of Convertible Notes were adjusted to reflect the Reverse Stock Split. In addition, pursuant to the terms of Holdings' 2007 Stock Incentive Plan, the number of shares reserved there under, as well as the number of options outstanding and their stated exercise prices, was adjusted to reflect the Reverse Stock Split. All amounts and per share data presented in the accompanying consolidated financial statements and related notes give retroactive effect to the Reverse Stock Split for all periods presented.
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
Under the terms of the Senior Secured Credit Facility, the New First and a Half Lien Notes (as well as the Existing First and a Half Lien Notes) do not constitute senior secured debt for purposes of calculating the senior secured leverage ratio maintenance covenant under our senior secured credit facility. This facility requires Realogy to maintain a senior secured leverage ratio of total senior secured net debt to trailing 12-month Adjusted EBITDA (as defined in Note 5, “Short and Long-Term Debt”), that may not exceed 4.75 to 1.0. Realogy was in compliance with the senior secured leverage covenant with a senior secured leverage ratio of 3.85 to 1.0 at September 30, 2012.
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
The Company was in a net loss position for the three and nine months ended September 30, 2012 and therefore the impact of stock options, restricted stock and the convertible notes were excluded from the computation of dilutive earnings

(loss) per share as the inclusion of such amounts would be anti-dilutive. At September 30, 2012, the number of shares of common stock issuable under the stock options, restricted stock and the convertible notes that were excluded from the computation was 2 million, 4 thousand and 81 million, respectively.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Swiss Franc, Canadian Dollar, British Pound and Euro. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2012, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $22 million. As of December 31, 2011, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $15 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has three interest rate swaps with an aggregate notional value of $625 million to hedge the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $200 million, expires in December 2012, the second swap, with a notional value of $225 million, commenced on July 2012 and expires in October 2016, and the third swap with a notional value of $200 million, commences in January 2013 and expires in October 2016. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swap contracts	Other current liabilities	$1	$7
	Other non-current liabilities	28	10
		$29	$17

	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Nine Months Ended			Nine Months Ended
	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Interest rate swap contracts	$—	$—	Interest expense	$—	$(17)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest rate swap contracts	Interest expense	$2	$3	$2	$7
Foreign exchange contracts	Operating expense	(1)	1	(1)	—

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
The following table summarizes fair value measurements by level at September 30, 2012 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$29	$29
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1
The following table summarizes fair value measurements by level at December 31, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2011	$17
Loss reflected in the statement of operations	12
Fair value at September 30, 2012	$29

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Debt
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$—	$78	$78
Extended revolving credit facility	20	20	97	97
Non-extended term loan facility	—	—	629	590
Extended term loan facility	1,822	1,803	1,822	1,630
First Lien Notes	593	648	—	—
Existing First and a Half Lien Notes	700	728	700	606
New First and a Half Lien Notes	325	353	—	—
Second Lien Loans	650	652	650	655
Other bank indebtedness	100	100	133	133
Existing Notes:
10.50% Senior Notes	64	66	64	56
11.00%/11.75% Senior Toggle Notes	41	41	52	43
12.375% Senior Subordinated Notes	188	192	187	144
Extended Maturity Notes:
11.50% Senior Notes	489	523	489	367
12.00% Senior Notes	129	135	129	95
13.375% Senior Subordinated Notes	10	9	10	7
11.00% Convertible Notes	2,110	2,026	2,110	1,189
Securitization obligations	310	310	327	327
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No Federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the nine months ended September 30, 2012 was $33 million, inclusive of a prior period adjustment of $7 million.  This expense included $26 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $7 million was recognized for foreign and state income taxes for certain jurisdictions.
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $13 million and $7 million at September 30, 2012 and December 31, 2011, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended September 30, 2012 was $1 million and was comprised of interest cost and amortization of actuarial loss of $3 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension cost for the three months ended September 30, 2011 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets.

The net periodic pension cost for the nine months ended September 30, 2012 was $4 million and was comprised of interest cost and amortization of actuarial loss of $9 million offset by a benefit of $5 million for the expected return on assets. The net periodic pension cost for the nine months ended September 30, 2011 was $2 million and was comprised of interest cost and amortization of actuarial loss of $7 million offset by a benefit of $5 million for the expected return on assets.
Recently Issued Accounting Pronouncements
In July 2012, the FASB amended the guidance on impairment testing for indefinite-lived intangible assets that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any indefinite-lived intangible asset and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. The Company will consider utilizing the new qualitative analysis for its impairment test to be performed in the fourth quarter of 2012.
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
2012 ACQUISITIONS
During the nine months ended September 30, 2012, the Company acquired six real estate brokerage operations through its wholly owned subsidiary, NRT, for total consideration of $5 million. These acquisitions resulted in goodwill of $5 million that was assigned to the Company Owned Brokerage Services segment.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross Goodwill as of December 31, 2011	$3,264	$783	$641	$397	$5,085
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2011	2,241	625	360	73	3,299
Goodwill acquired	—	5	—	—	5
Balance at September 30, 2012	$2,241	$630	$360	$73	$3,304
Intangible assets are as follows:

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$373	$1,646	$2,019	$322	$1,697
Unamortizable—Trademarks (b)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (c)	$45	$5	$40	$45	$4	$41
Amortizable—Customer relationships (d)	529	173	356	529	144	385
Unamortizable—Title plant shares (e)	10	—	10	10	—	10
Amortizable—Other (f)	12	10	2	17	14	3
Total Other Intangibles	$596	$188	$408	$601	$162	$439
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

(f)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Franchise agreements	$17	$17	$51	$51
License agreement	—	—	1	—
Customer relationships	10	9	29	28
Other	—	2	2	5
Total	$27	$28	$83	$84
Based on the Company’s amortizable intangible assets as of September 30, 2012, the Company expects related amortization expense for the remainder of 2012, the four succeeding years and thereafter to approximate $27 million, $105 million, $105 million, $95 million, $94 million and $1,618 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2012	December 31, 2011

Accrued payroll and related employee costs	$126	$69
Accrued volume incentives	17	17
Accrued commissions	20	14
Restructuring accruals	15	20
Deferred income	60	76
Accrued interest	247	139
Relocation services home mortgage obligations	5	9
Other	157	176
	$647	$520
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$78
Extended revolving credit facility	20	97
Non-extended term loan facility	—	629
Extended term loan facility	1,822	1,822
First Lien Notes	593	—
Existing First and a Half Lien Notes	700	700
New First and a Half Lien Notes	325	—
Second Lien Loans	650	650
Other bank indebtedness	100	133
Existing Notes:
10.50% Senior Notes	64	64
11.00%/11.75% Senior Toggle Notes	41	52
12.375% Senior Subordinated Notes	188	187
Extended Maturity Notes:
11.50% Senior Notes	489	489
12.00% Senior Notes	129	129
13.375% Senior Subordinated Notes	10	10
11.00% Convertible Notes	2,110	2,110
Securitization Obligations:
Apple Ridge Funding LLC	284	296
Cartus Financing Limited	26	31
	$7,551	$7,477
See Note 12, "Subsequent Events" for information related to the Company's initial public offering, conversion of convertible notes and repayment of certain indebtedness.

Indebtedness Table
As of September 30, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	$363	$20	$248
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	108	100	8
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	41	41	—
Senior Subordinated Notes (5)	12.375%	April 2015	190	188	—
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489	—
Senior Notes (7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	400	284	116
Cartus Financing Limited (9)		Various	65	26	39
			$8,063	$7,551	$411
_______________

(1)
The available capacity under this facility was reduced by $95 million of outstanding letters of credit. On October 30, 2012, the Company had $65 million outstanding on the extended revolving credit facility and $42 million of outstanding letters of credit, leaving $256 million of available capacity.

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

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, a portion of which are issued under the synthetic letter of credit facility: $50 million due in January 2013, $50 million due in July 2013 and $8 million of capacity which expires in August 2013. In October 2012, the Company repaid and terminated the $50 million facility which would have expired in January 2013.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $2 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013.
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
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $185 million at September 30, 2012, of which $43 million will expire in October 2013 and $142 million will expire in October 2016. As of September 30, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets pari passu or junior in priority to the liens securing the First and a Half Lien Notes, including the Second Lien Loans, our securitization obligations or the unsecured notes. At September 30, 2012, Realogy’s senior secured leverage ratio was 3.85 to 1.0.
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
Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $100 million at September 30, 2012 and $125 million at December 31, 2011 and a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at September 30, 2012 and December 31, 2011. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility, including the synthetic letter of credit facility. The facilities generally have a one-year term with certain options for renewal. As of September 30, 2012, Realogy had outstanding borrowings of $100 million under these credit facilities. Realogy has $50 million due in January 2013, $50 million due in July 2013 and an $8 million capacity facility which expires in August 2013. For the nine months ended September 30, 2012 and September 30, 2011, the weighted average interest rate under the U.S. credit facilities was 2.9% with interest payable either monthly or quarterly.
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
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are convertible into 39.0244 shares of Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to a conversion price of approximately $25.625 per share, and the Series C Convertible Notes are convertible into 37.0714 shares of Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to a conversion price of approximately $26.975 per share, subject to adjustment if specified distributions to holders of the Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.

Following a Qualified Public Offering, Realogy may, at its option, redeem the Convertible Notes, in whole or in part, at a redemption price, payable in cash, equal to 90% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest.
On September 4, 2012, the Company entered into letter agreements (the “Agreements”) with certain holders of its Convertible Notes, including RCIV Holdings, an affiliate of Apollo (collectively, the “Significant Holders”), which together held approximately $1.9 billion of the total approximately $2.1 billion of the Convertible Notes.
Under the terms of the Agreements, each Significant Holder agreed (i) not to transfer their respective Convertible Notes from the date of the agreement, (ii) to enter into a lock-up agreement with the underwriters in the initial public offering ("IPO") (covering all shares of common stock that each such Significant Holder owns) for a period of 180 days, subject to certain exceptions pursuant to the terms of the lock-up agreement, and (iii) to convert all of their respective Convertible Notes substantially concurrently with the closing of the IPO.
In return, each Significant Holder will receive (i) 0.125 shares of common stock for each share of common stock issued upon conversion of their Convertible Notes and (ii) a cash payment equal to approximately $105 million, or $55.00 for each $1,000 aggregate principal amount of Convertible Notes converted.
The Company also entered into letter agreements (the “Letter Agreements”) with other eligible holders (collectively the “Other Holders”) of Convertible Notes who together held approximately $127 million of the Convertible Notes.
Under the terms of the Letter Agreements, each Other Holder agreed (i) not to transfer their respective Convertible Notes from the date of the agreement (unless the transferee agrees to assume the restrictions on transfer and lock up obligations contained in the Letter Agreements) and (ii) to enter into a lock-up agreement with the underwriters in the IPO (covering all shares of common stock that it owns) for a period of 180 days, subject to certain exceptions pursuant to the terms of the lock-up agreement.
In return, each Other Holder will receive 0.125 shares of common stock for each share of common stock issued upon conversion of their Convertible Notes. The Other Holders are under no obligation to convert their Convertible Notes but are not entitled to receive the additional shares of common stock except in the event of conversion of their Convertible Notes.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering, the Company recorded a loss on the early extinguishment of debt of $6 million during the nine months ended September 30, 2012.
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
In 2010, Realogy, through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy’s senior secured credit facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $395 million and $366 million of underlying relocation receivables and other related relocation assets at September 30, 2012 and December 31, 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $7 million for the three and nine months ended September 30, 2012, respectively and $1 million and $4 million for the three and nine months ended September 30, 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.4% and 1.9% for the nine months ended September 30, 2012 and 2011, respectively.

6.	RESTRUCTURING COSTS
2012 Restructuring Program
During the first nine months of 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $11 million in 2012. As of September 30, 2012, the Company Owned Real Estate Brokerage Services recognized $2 million of personnel related expense and $3 million of facility related expenses. The Relocation Services and the Title and Settlement Services segments each recognized $1 million of facility related expenses. At September 30, 2012, the remaining liability is $3 million.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services segment recognized $1 million of personnel related expense and the Title and Settlement Services segment recognized $1 million of facility related expenses. At September 30, 2012, the remaining liability is $1 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2010. At December 31, 2011, the remaining liability for these various restructuring activities was $17 million. During the nine months ended September 30, 2012, the Company utilized $6 million of the remaining accrual resulting in a remaining liability of $11 million related to future lease payments.

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
In February 2012, the Holdings Board granted four thousand time vesting stock options to an independent director of Realogy. In April and May 2012, the Holdings Board granted 0.97 million of time vesting stock options to senior management employees. The options have a term of 10 years, an exercise price of $17.50 per share and a fair market value of $20.50 per share on the date of grant. The options become exercisable over a four-year period at the rate of 25% per year, commencing one year from the date of grant. In addition, in April 2012, 0.08 million of performance based stock options were granted under the Phantom Value Plan. The performance based stock options have a term of 7 years, an exercise price of $17.50 per share and a fair market value of $20.50 per share on the date of grant.
On April 30, 2012, the Holdings Compensation Committee approved a further amendment to the plan to increase the number of shares reserved thereunder by 1 million to 2.69 million reserved shares. As of September 30, 2012, the total number of shares available for future grant was approximately 1.12 million shares.

	2012
	Time Vesting Options	Phantom Plan Options
Weighted average grant date fair value	$10.25	$9.75
Expected volatility	46.8%	50.3%
Expected term (years)	6.25	4.75
Risk-free interest rate	1.1%	0.79%
Dividend yield	—	—
Equity Award Activity
A summary of 2012 option and restricted share activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Based Options	Restricted Stock
Outstanding at January 1, 2012	0.53	0.18	*
Granted	0.98	0.08	—
Exercised	—	—	—
Vested	—	—	—
Forfeited	(0.11)	(0.10)	—
Outstanding as of September 30, 2012	1.40	0.16	*
_______________

*	The outstanding amount is four thousand shares of restricted stock.

	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at September 30, 2012	0.21	46.93	8.09 years	—
As of September 30, 2012, there was approximately $10 million of unrecognized compensation cost related to the time vesting options and restricted stock under the Plan and $2 million of unrecognized compensation cost related to performance based options issued under the Phantom Value Plan described below. Unrecognized cost for the time vesting options and restricted stock will be recorded in future periods as compensation expense as the awards vest over the 4 year period from the date of grant with a remaining weighted average period of approximately 2.7 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $1 million and $2 million for the three and nine months ended September 30, 2012, respectively, and $2 million and $5 million related to the incentive equity awards for the three and nine months ended September 30, 2011.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Holdings approved the Realogy Group LLC Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers with an incentive (the “Incentive Awards”) to remain in the service of Realogy, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of Realogy. The amount of the Incentive Awards granted to certain of Realogy’s executive officers was determined by the sum of (1) the shares of common stock purchased by the executives at $250.00 per share in April 2007 (representing an aggregate purchase price of $18.5 million) and (2) the implied $250.00 per share grant date value in April 2007 of the executive's restricted stock grant (representing an aggregate of $3.3 million). Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards terminate 10 years from the date of grant.
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
Stock Option Awards under the Phantom Value Plan
On each date RCIV receives cash interest on the Plan Notes, certain executive officers of Realogy may be granted stock options under the Holdings 2007 Stock Incentive Plan. The aggregate value of stock options granted (determined by the Holdings Board or its Compensation Committee in its sole discretion) is equal to an amount which bears the same ratio to the aggregate dollar amount of the participant’s Incentive Award as the aggregate amount of cash interest received by RCIV on such date bears to the aggregate principal amount of the Plan Notes held by RCIV on the date of grant of the Incentive Award. Generally, each grant of stock options vests over a three year period subject to the participant’s continued employment, however, the vested stock options do not become exercisable until one year following a qualified public offering. As such, compensation expense will begin to be recorded after a public offering becomes probable of occurring. The stock options have a term of 7.5 years. In April 2012, Holdings issued 0.08 million stock options under the Phantom Value Plan in conjunction with RCIV receiving cash interest on the Plan Notes.

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
The due to former parent balance was $74 million and $80 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
Transactions with PHH Corporation
In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax free distribution of 100% of the common stock of PHH to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. In connection with the venture, the Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $1 million and $4 million, for the three and nine months ended September 30, 2012, respectively and $1 million and $4 million for the three and nine months ended September 30, 2011, respectively. In addition, the Company recorded equity earnings of $20 million and $45 million for the three and nine months ended September 30, 2012, respectively and $11 million and $15 million for the three and nine months ended September 30, 2011, respectively. The Company received cash dividends from PHH Home Loans of $26 million and $15 million during the nine months ended September 30, 2012 and 2011, respectively.
Transactions with Related Parties
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and nine months ended September 30, 2012 and 2011, the Company has recognized revenue related to these transactions of $1 million or less in each of the periods.

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
On February 16, 2012, as a matter of litigation avoidance, the Company executed a Stipulation of Settlement and on June 4, 2012, the Court granted final approval of the settlement. The settlement involves both monetary and non-monetary consideration as well as contributions from insurance carriers. During the second quarter of 2012, the monetary consideration of the settlement was funded by the Company and the insurance carriers into an escrow account established to fund claims made by class participants. The non-monetary consideration includes, but is not limited to, waivers and modifications of certain fees and payments of incentive fees. The Company accrued the amount that would be payable beyond carrier contributions in its financial results for the year ended December 31, 2011. The full amount of this settlement was subsequently accrued during the quarter ended June 30, 2012 as the amounts were funded by the insurance carriers and final court approval during that quarter.
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
***
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at September 30, 2012.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $70 million at September 30, 2012 and December 31, 2011. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Apollo Management Fee Agreement
In connection with the Merger, Apollo entered into a management fee agreement with the Company which allows Apollo Management VI, L.P. and its affiliates to provide certain management consulting services to the Company through the end of 2016 (subject to possible extension). The Company pays Apollo Management VI, L.P. an annual management fee for this service up to the sum of the greater of $15 million or 2.0% of the Company’s annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith. At September 30, 2012, the Company had $26 million accrued for the payment of Apollo Management VI, L.P. management fees.
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
See Note 12, "Subsequent Events" for information related to the termination of the Apollo Management Fee Agreement.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $385 million and $272 million at September 30, 2012 and

December 31, 2011, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real Estate Franchise Services	$161	$151	$460	$429
Company Owned Real Estate Brokerage Services	948	841	2,559	2,312
Relocation Services	124	126	321	323
Title and Settlement Services	114	95	308	268
Corporate and Other (c)	(66)	(58)	(183)	(167)
Total Company	$1,281	$1,155	$3,465	$3,165
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $66 million and $183 million for the three and nine months ended September 30, 2012, respectively, and $58 million and $167 million for the three and nine months ended September 30, 2011, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $12 million and $30 million for the three and nine months ended September 30, 2012, respectively, and $11 million and $29 million for the three and nine months ended September 30, 2011, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real Estate Franchise Services	$107	$92	$267	$251
Company Owned Real Estate Brokerage Services	67	47	128	58
Relocation Services	45	50	79	92
Title and Settlement Services	12	8	28	22
Corporate and Other	(18)	(10)	(56)	(60)
Total Company	$213	$187	$446	$363
Less:
Depreciation and amortization	42	46	131	139
Interest expense, net	187	159	533	499
Income tax expense	18	10	33	12
Net loss attributable to Holdings and Realogy	$(34)	$(28)	$(251)	$(287)
_______________

(a)
Includes $2 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items for the three months ended September 30, 2012, compared to $3 million of restructuring costs, offset by a net benefit of $3 million of former parent legacy items for the three months ended September 30, 2011.

(b)
Includes $7 million of restructuring costs and a $6 million loss on the early extinguishment of debt, partially offset by a net benefit of $4 million of former parent legacy items for the nine months ended September 30, 2012, compared to $8 million of restructuring costs and a $36 million loss on the early extinguishment of debt, partially offset by a net benefit of $17 million of former parent legacy items for the nine months ended September 30, 2011.

11.    GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The following consolidating financial information presents the Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Operations and Cash Flows for: (i) Realogy Holdings Corp. (“Holdings”); (ii) its direct wholly owned subsidiary Realogy Intermediate Holdings Corp. (“Intermediate”); (iii) its indirect wholly owned subsidiary, Realogy Group LLC (“Realogy”); (iv) the guarantor subsidiaries of Realogy; (v) the non-guarantor subsidiaries of Realogy; (vi) elimination entries necessary to consolidate Holdings, Intermediate, Realogy and the guarantor and non-guarantor subsidiaries; and (vii) the Company on a consolidated basis. The guarantor subsidiaries of Realogy are comprised of 100% owned entities. Guarantor and non-guarantor subsidiaries are 100% owned by Realogy, either directly or indirectly. All guarantees are full and unconditional and joint and several, subject to release under certain customary circumstances, including but not limited to: (i) the sale, disposition or other transfer of the capital stock of a Guarantor made in compliance with the provisions of the applicable indenture; (ii) the designation of a Guarantor as "Unrestricted Subsidiary" (as that term is defined in the applicable indenture); (iii) subject to certain exceptions, the release or discharge of a Guarantor's guarantee of indebtedness under the Senior Secured Credit Facility; and (iv) Realogy's exercise of legal defeasance or covenant defeasance in accordance with the applicable indenture. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.
Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended September 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$939	$—	$—	$939
Service revenue	—	—	—	155	76	—	231
Franchise fees	—	—	—	76	—	—	76
Other	—	—	—	35	—	—	35
Net revenues	—	—	—	1,205	76	—	1,281
Expenses
Commission and other agent-related costs	—	—	—	633	—	—	633
Operating	—	—	—	286	50	—	336
Marketing	—	—	—	44	—	—	44
General and administrative	—	—	19	52	3	—	74
Former parent legacy costs (benefit), net	—	—	(1)	—	—	—	(1)
Restructuring costs	—	—	—	2	—	—	2
Depreciation and amortization	—	—	2	40	—	—	42
Interest expense, net	—	—	185	2	—	—	187
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	206	1,058	53	—	1,317
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(206)	147	23	—	(36)
Income tax expense (benefit)	—	—	(69)	70	17	—	18
Equity in earnings of unconsolidated entities	—	—	—	—	(21)	—	(21)
Equity in (earnings) losses of subsidiaries	34	34	(103)	(26)	—	61	—
Net income (loss)	(34)	(34)	(34)	103	27	(61)	(33)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(34)	$(34)	$(34)	$103	$26	$(61)	$(34)
Comprehensive income (loss) attributable to Holdings and Realogy	$(32)	$(32)	$(32)	$103	$28	$(67)	$(32)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended September 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$831	$—	$—	$831
Service revenue	—	—	—	140	71	—	211
Franchise fees	—	—	—	73	—	—	73
Other	—	—	—	38	2	—	40
Net revenues	—	—	—	1,082	73	—	1,155
Expenses
Commission and other agent-related costs	—	—	—	547	—	—	547
Operating	—	—	—	273	51	—	324
Marketing	—	—	—	45	—	—	45
General and administrative	—	—	14	45	3	—	62
Former parent legacy costs (benefit), net	—	—	(3)	—	—	—	(3)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	2	44	—	—	46
Interest expense, net	—	—	158	1	—	—	159
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	172	957	54	—	1,183
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(172)	125	19	—	(28)
Income tax expense (benefit)	—	—	(55)	55	10	—	10
Equity in earnings of unconsolidated entities	—	—	—	—	(11)	—	(11)
Equity in (earnings) losses of subsidiaries	28	28	(89)	(19)	—	52	—
Net income (loss)	(28)	(28)	(28)	89	20	(52)	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Holdings and Realogy	$(28)	$(28)	$(28)	$89	$19	$(52)	$(28)
Comprehensive income (loss) attributable to Holdings and Realogy	$(29)	$(29)	$(29)	$89	$17	$(48)	$(29)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Nine Months Ended September 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,528	$—	$—	$2,528
Service revenue	—	—	—	408	203	—	611
Franchise fees	—	—	—	206	—	—	206
Other	—	—	—	118	2	—	120
Net revenues	—	—	—	3,260	205	—	3,465
Expenses
Commission and other agent-related costs	—	—	—	1,697	—	—	1,697
Operating	—	—	—	835	144	—	979
Marketing	—	—	—	145	2	—	147
General and administrative	—	—	53	167	10		230
Former parent legacy costs (benefit), net	—	—	(4)	—	—	—	(4)
Restructuring costs	—	—	—	7	—	—	7
Depreciation and amortization	—	—	6	124	1	—	131
Interest expense, net	—	—	528	5	—	—	533
Loss on the early extinguishment of debt	—	—	6	—	—	—	6
Other (income)/expense, net	—	—	—	1	—	—	1
Intercompany transactions	—	—	3	(3)	—	—	—
Total expenses	—	—	592	2,978	157	—	3,727
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(592)	282	48	—	(262)
Income tax expense (benefit)	—	—	(128)	128	33	—	33
Equity in earnings of unconsolidated entities	—	—	—	—	(46)	—	(46)
Equity in (earnings) losses of subsidiaries	251	251	(213)	(59)	—	(230)	—
Net income (loss)	(251)	(251)	(251)	213	61	230	(249)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(251)	$(251)	$(251)	$213	$59	$230	$(251)
Comprehensive income (loss) attributable to Holdings and Realogy	$(246)	$(246)	$(246)	$213	$62	$217	$(246)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Nine Months Ended September 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,279	$—	$—	$2,279
Service revenue	—	—	—	375	192	—	567
Franchise fees	—	—	—	194	—	—	194
Other	—	—	—	120	5	—	125
Net revenues	—	—	—	2,968	197	—	3,165
Expenses
Commission and other agent-related costs	—	—	—	1,498	—	—	1,498
Operating	—	—	—	821	138	—	959
Marketing	—	—	—	141	1	—	142
General and administrative	—	—	41	137	11	—	189
Former parent legacy costs (benefit), net	—	—	(17)	—	—	—	(17)
Restructuring costs	—	—	—	8	—	—	8
Depreciation and amortization	—	—	7	132	—	—	139
Interest expense, net	—	—	495	4	—	—	499
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	3	(3)	—	—	—
Total expenses	—	—	565	2,738	150	—	3,453
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(565)	230	47	—	(288)
Income tax expense (benefit)	—	—	(101)	94	19	—	12
Equity in earnings of unconsolidated entities	—	—	—	—	(15)	—	(15)
Equity in (earnings) losses of subsidiaries	287	287	(177)	(41)	—	(356)	—
Net income (loss)	(287)	(287)	(287)	177	43	356	(285)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Holdings and Realogy	$(287)	$(287)	$(287)	$177	$41	$356	$(287)
Comprehensive income (loss) attributable to Holdings and Realogy	$(277)	$(277)	$(277)	$177	$40	$337	$(277)

Condensed Consolidating Balance Sheet
September 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17	$55	$70	$(1)	$141
Trade receivables, net	—	—	—	96	49	—	145
Relocation receivables	—	—	—	31	382	—	413
Relocation properties held for sale	—	—	—	8	—	—	8
Deferred income taxes	—	—	5	52	(1)	—	56
Intercompany note receivable	—	—	—	50	19	(69)	—
Other current assets	6	—	9	66	24	—	105
Total current assets	6	—	31	358	543	(70)	868
Property and equipment, net	—	—	24	134	3	—	161
Goodwill	—	—	—	3,304	—	—	3,304
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,646	—	—	1,646
Other intangibles, net	—	—	—	408	—	—	408
Other non-current assets	—	—	68	87	77	—	232
Investment in subsidiaries	(1,742)	(1,742)	8,433	231	—	(5,180)	—
Total assets	$(1,736)	$(1,742)	$8,556	$6,900	$623	$(5,250)	$7,351
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$14	$175	$13	$(1)	$201
Securitization obligations	—	—	—	—	310	—	310
Intercompany note payable	—	—	—	19	50	(69)	—
Due to former parent	—	—	74	—	—	—	74
Revolving credit facilities and current portion of long-term debt	—	—	70	50	—	—	120
Accrued expenses and other current liabilities	—	—	310	302	35	—	647
Intercompany payables	6	—	2,475	(2,441)	(40)	—	—
Total current liabilities	6	—	2,943	(1,895)	368	(70)	1,352
Long-term debt	—	—	7,121	—	—	—	7,121
Deferred income taxes	—	—	(598)	1,037	(1)	—	438
Other non-current liabilities	—	—	102	55	25	—	182
Intercompany liabilities	—	—	730	(730)	—	—	—
Total liabilities	6	—	10,298	(1,533)	392	(70)	9,093
Total equity (deficit)	(1,742)	(1,742)	(1,742)	8,433	231	(5,180)	(1,742)
Total liabilities and equity (deficit)	$(1,736)	$(1,742)	$8,556	$6,900	$623	$(5,250)	$7,351

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	(1)	—	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	303	510	(31)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	3,299	—	—	3,299
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,697	—	—	1,697
Other intangibles, net	—	—	—	439	—	—	439
Other non-current assets	—	—	68	85	59	—	212
Investment in subsidiaries	(1,499)	(1,499)	8,216	181	—	(5,399)	—
Total assets	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Intercompany note payable	—	—	—	19	6	(25)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facilities and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany payables	—	—	2,222	(2,203)	(19)	—	—
Total current liabilities	—	—	2,793	(1,694)	368	(31)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	(604)	1,025	—	—	421
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany liabilities	—	—	727	(727)	—	—	—
Total liabilities	—	—	9,824	(1,335)	391	(31)	8,849
Total equity (deficit)	(1,499)	(1,499)	(1,499)	8,216	181	(5,399)	(1,499)
Total liabilities and equity (deficit)	$(1,499)	$(1,499)	$8,325	$6,881	$572	$(5,430)	$7,350

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(469)	$424	$51	$(7)	$(1)
Investing Activities
Property and equipment additions	—	—	(5)	(29)	—	—	(34)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(5)	—	—	(5)
Purchases of certificates of deposit, net	—	—	—	(6)	—	—	(6)
Change in restricted cash	—	—	—	—	(6)	—	(6)
Intercompany note receivable	—	—	—	(44)	—	44	—
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	(5)	(84)	(6)	44	(51)
Financing Activities
Net change in revolving credit facilities	—	—	(180)	—	(8)	—	(188)
Repayments of term loan credit facility	—	—	(640)	—	—	—	(640)
Proceeds from issuance of First Lien Notes	—	—	593	—	—	—	593
Proceeds from issuance of First and a Half Lien Notes	—	—	325	—	—	—	325
Net change in securitization obligations	—	—	—	—	(18)	—	(18)
Debt issuance costs	—	—	(16)	—	(1)	—	(17)
Intercompany dividend	—	—	—	—	(12)	12	—
Intercompany note payable	—	—	—	—	44	(44)	—
Intercompany transactions	—	—	404	(359)	(45)	—	—
Other, net	—	—	3	(6)	(3)	—	(6)
Net cash provided by (used in) financing activities	—	—	489	(365)	(43)	(32)	49
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	15	(25)	3	5	(2)
Cash and cash equivalents, beginning of period	—	—	2	80	67	(6)	143
Cash and cash equivalents, end of period	$—	$—	$17	$55	$70	$(1)	$141

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011
(in millions)

	Holdings	Intermediate	Realogy	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(423)	$296	$4	$(6)	$(129)
Investing Activities
Property and equipment additions	—	—	(4)	(32)	(1)	—	(37)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(5)	—	—	(5)
Proceeds from certificates of deposit, net	—	—	—	—	9	—	9
Change in restricted cash	—	—	—	—	2	—	2
Intercompany note receivable	—	—	—	(33)	—	33	—
Other, net	—	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	—	(4)	(75)	10	33	(36)
Financing Activities
Net change in revolving credit facilities	—	—	25	(5)	—	—	20
Proceeds from term loan extension	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(705)	—	—	—	(705)
Proceeds from issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Net change in securitization obligations	—	—	—	—	1	—	1
Debt issuance costs	—	—	(34)	—	—	—	(34)
Intercompany dividend	—	—	—	—	(6)	6	—
Intercompany note payable	—	—	—	—	33	(33)	—
Intercompany transactions	—	—	278	(250)	(28)	—	—
Other, net	—	—	(1)	(7)	3	—	(5)
Net cash provided by (used in) financing activities	—	—	361	(262)	3	(27)	75
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	(66)	(41)	17	—	(90)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$3	$33	$68	$(2)	$102

12.    SUBSEQUENT EVENTS
Initial Public Offering and Related Transactions
In October 2012, Holdings closed its initial public offering (the “IPO”) of 46 million shares of its common stock, at a price to the public of $27.00 per share, which included 6 million shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. The Company has used and intends to use the net proceeds from the sale of 46 million shares (net of underwriters’ discounts and commissions and estimated offering expenses) of approximately $1.2 billion primarily to repay outstanding indebtedness.
The shares began trading on The New York Stock Exchange on October 11, 2012 under the symbol “RLGY.”
On October 12, 2012, Realogy used a portion of the net proceeds from the IPO to prepay all of Realogy’s outstanding $650 million of Second Lien Loans plus accrued and unpaid interest to the date of prepayment and a “make-whole" premium, resulting in an aggregate payment by Realogy of approximately $694 million.
On October 16, 2012, Realogy issued redemption notices to holders of the $64 million principal amount of 10.50% Senior Notes and for the $41 million principal amount of Senior Toggle Notes to redeem those notes on November 16, 2012 at the redemption price set forth in the indentures governing those notes for an aggregate amount of $109 million, including accrued interest and redemption premiums.
On October 23, 2012, the Company repaid $50 million outstanding under a facility which is included in other indebtedness, plus accrued interest, and terminated this facility which would have expired in January 2013. This facility was supported by a $50 million letter of credit issued under the Realogy senior secured credit facility which has also been terminated.
Convertible Notes
In connection with the closing of the IPO, the Significant Holders (i) converted approximately $1.9 billion aggregate principal amount of Convertible Notes into approximately 72.9 million shares of common stock, (ii) were issued approximately 9.1 million additional shares of common stock (representing 0.125 shares for each share received upon conversion) issued to the Significant Holders pursuant to the letter agreements and received a cash payment of approximately $105 million pursuant to the letter agreements described above under “Note 5—Short and Long-Term Debt—Convertible Notes". The Company will record this fee of $105 million as a transaction related expense in the statement of operations in the fourth quarter of 2012 instead of interest expense.
On October 12, 2012, pursuant to the terms of the indenture governing the Convertible Notes, Realogy issued a redemption notice to holders of the remaining $209 million of Convertible Notes to redeem on November 16, 2012 the Convertible Notes that have not been surrendered to Realogy for conversion prior to such date. If the Convertible notes are redeemed, the price will equal 90% of the principal amount thereof, plus accrued and unpaid interest. The Convertible Notes are convertible at any time into shares of common stock prior to the redemption date.
Other Holders who, as described under "Note 5—Short and Long-Term Debt—Convertible Notes," held approximately $127 million of Convertible Notes. Other Holders that elect to convert their Convertible Notes prior to the redemption date will receive an additional 0.125 shares of common stock for every share of common stock issued upon conversion of their Convertible Notes and will be subject to the lock up agreements on all shares held. As of October 30, 2012, such holders had converted approximately $16 million of Convertible Notes into shares of common stock and received an additional 0.125 shares of common stock.
Issuance of incremental shares of common stock to Significant Holders and Other Holders, assuming all the Other Holders agree to convert, will result in a non-recurring, non-cash expense in the statement of operations in the fourth quarter of 2012 of approximately $250 million to $280 million. There will be no net impact to equity for the expense related to the issuance of incremental shares of common stock as the offset will be the issuance of shares of common stock.
Holders of the Convertible Notes other than the Significant Holders and the Other Holders, representing approximately $82 million of Convertible Notes, that elect to convert their respective Convertible Notes prior to the redemption date will not be entitled to receive additional shares and will not be subject to any lock-up agreements. As of October 30, 2012, such holders had converted approximately $77 million of Convertible Notes.

As of October 30, 2012, approximately $116 million of Convertible Notes remained outstanding. If the remaining Convertible Note holders elect to convert their notes into shares of common stock, the total number of shares of common stock outstanding would be approximately 144.8 million.
Amended and Restated Certificate of Incorporation
On October 12, 2012, in connection with the consummation of the IPO, Holdings amended and restated its certificate of incorporation. Under its amended and restated certificate of incorporation, Holdings has the authority to issue up to 450 million shares, of which 400 million shares are common stock, $0.01 par value and 50 million shares are preferred stock, $0.01 par value. Upon consummation of the IPO, all of the previously outstanding shares of Class A Common Stock and Class B Common Stock were automatically converted into common stock.
Termination of Apollo Management Fee Agreement
In connection with the IPO, Realogy entered into an agreement with Apollo to terminate the Apollo Management Fee Agreement. The termination agreement provides that the Company will:

•
pay Apollo a $40 million fee to terminate the agreement, $15 million of which is payable in cash on January 15, 2013 and the remainder of which is payable in shares of Holdings common stock to be issued on January 15, 2013, at a price per share equal to the average trading price of such common stock over the preceding 30-day trading period;

•	pay the 2011 annual management fee of $15 million that was accrued in 2011 on December 14, 2012; and

•	receive a waiver from Apollo for the 2012 annual management fee.
Upon such payments, Realogy will have no further obligations with respect to the payment of any fees pursuant to the Management Fee Agreement. In the fourth quarter of 2012, the Company will record the $40 million fee in the statement of operations as well as the reversal of the $11 million accrued in the first nine months of 2012 for the 2012 management fee.
Stock Compensation
On October 10, 2012, the Holdings Board adopted the 2012 Long-Term Incentive Plan and on the same day, the stockholders approved the 2012 Long-Term Incentive Plan as well as the Holdings 2007 Stock Incentive Plan. On October 12, 2012, the Company filed a Registration Statement on Form S-8 registering the 2.7 million shares of common stock reserved for future issuance under the Holdings 2007 Stock Incentive Plan and the 6.8 million shares of common stock reserved for future issuance under the 2012 Long-Term Incentive Plan.
On October 10, 2012, the Company granted approximately 0.3 million shares of restricted stock and options to purchase 1.7 million shares of common stock at an exercise price of $27.00 per share (initial public offering price of the IPO) to the Company's named executive officers and certain employees. The restricted stock vests at a rate of 33% per year, commencing one year following the date of grant. The options have a term of ten years and become exercisable at a rate of 25% per year commencing one year from the date of grant.
On October 15, 2012, the Company granted options to purchase an aggregate of 0.04 million shares of common stock at an exercise price of $33.50 per share, representing the closing price of the common stock on The New York Stock Exchange on the date of grant, to certain executive officers. These options have a term of 7.5 years and become exercisable at the rate of 33% per year commencing one year following the date of grant. The option grant related to the consideration such officers would have been entitled to under the Phantom Value Plan if Apollo, rather than converting its Convertible Notes on October 12, 2012, had continued to hold Convertible Notes until October 15, 2012, the next regularly scheduled interest payment date for the Convertible Notes.
The quarterly impact on compensation expense for these grants will be approximately $2 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2011 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Holdings, the indirect parent of Realogy, nor Intermediate, the direct parent company of Realogy, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy. All expenses incurred by Holdings and Intermediate are for the benefit of Realogy and have been reflected in Realogy's consolidated financial statements. All issuances of Holdings' equity securities, including grants of stock options and restricted stock by Holdings to employees and directors of Realogy and its subsidiaries are reflected in Realogy's condensed consolidated financial statements. As a result, the condensed consolidated financial positions, results of operations and cash flows of Holdings, Intermediate and Realogy are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2011 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby's International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2012, our franchise system had approximately 13,500 franchised and company owned offices and 239,500 independent sales associates operating under our brands in the U.S. and 102 other countries and territories around the world, which included approximately 720 of our company owned and operated brokerage offices with approximately 41,800 independent sales associates.

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

As discussed under the heading “Current Industry Trends,” although the domestic residential real estate market has recently shown signs of recovery, it has been in a significant and lengthy downturn. As a result, our results of operations have been, and may continue to be, materially adversely affected.
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
Realogy incurred substantial indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay a portion of Realogy’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, Realogy entered into the senior secured credit facility, issued unsecured notes and refinanced the credit facilities governing Realogy’s relocation securitization programs. In addition, investment funds affiliated with, or co-investment vehicles managed by, Apollo as well as members of management who purchased Holdings common stock with cash or through rollover equity, contributed $2,001 million to Realogy to complete the Merger Transactions, which was treated as a contribution to Realogy’s equity.
Current Industry Trends
Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and we believe that we are experiencing the beginning of a recovery after having been in a significant and prolonged downturn, which began in the second half of 2005. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. Despite economic headwinds that particularly impacted the housing market, according to NAR, the number of existing homesale transactions for the past four years have been in the 4.1 to 4.3 million range on an annual basis. The signs of growth in the first nine months of 2012 were particularly evident with respect to year-over-year unit growth due to favorable affordability trends and reflective of low mortgage rates.
NAR reported a year-over-year increase of 8% in existing homesale transactions in the first nine months of 2012 compared to the first nine months of 2011 and is forecasting a 9% increase in existing homesale transactions for the full year 2012 compared to 2011. With respect to homesale prices, NAR reported a year-over-year increase of 5% in average homesale price in the first nine months of 2012 compared to the first nine months of 2011 and is forecasting median homesale prices for the full year 2012 to increase 6% compared to 2011.
The most recent NAR forecast estimates that existing homesale transaction volume (i.e., median homesale price times existing homesale transactions) will increase 16% for the full year 2012 compared to 2011 and increase a further 14% in 2013 compared to 2012.
According to NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has more than enough income to qualify for a mortgage loan on a median-priced home, assuming a 20 percent down payment. The composite housing affordability index was 185 as of August 2012 and 186 for 2011 compared to 172 for 2010 and 169 for 2009. The overall improvement in this index could favorably impact a housing recovery. In addition, as rental prices have recently continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, interest rates on commitments for 30-year, conventional, fixed-rate first mortgages have decreased from 5.3% in December 2008 to 3.5% in September 2012.
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
CoreLogic, one of several third parties that track residential housing statistics, in its October 2012 press release, disclosed that there were 2.3 million units of "shadow inventory" (i.e., properties where the homeowner is seriously delinquent in meeting its mortgage obligations or where the property is in some stage of foreclosure or already a REO) as of July 2012 which is down from 2.6 million units as of July 2011. This change represents a 10% drop from July 2011 reflecting that the shadow inventory continues to shrink. Although there have been concerns about significant shadow inventory, we do not believe that this will have a significant impact on our business, as the concentration of the shadow inventory is limited to a few regions of the country and the potential increase in unit sales activity should offset in whole or in part the adverse impact on home prices in these regions. In addition, an increase in housing inventory available for sale would be welcome in many housing markets given the significant decrease in overall housing inventory. Furthermore, according to NAR, the percentage of distressed properties has declined from 30% of sales in September 2011 to 24% of sales in September 2012, and institutions holding distressed mortgages have increasingly shifted activity away from REOs and focused on short sales, which are less disruptive to the market.
According to NAR, the inventory of existing homes for sale is 2.3 million homes at September 2012 and the inventory level has trended down from a record 4.0 million homes in July 2007, and is 20% below August 2011. The September 2012 inventory represents a supply of 5.9 months at the current sales pace. The inventory supply has returned to a more typical level and is acting as a stabilizing force on home prices. In addition, in many markets there are low levels of inventory at certain price points, which could limit sales activity over the near term.
Recent Legislative and Regulatory Matters
Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. These standards and practices include limitations, which are scheduled to become effective in 2013, on the amount that a mortgage originator may receive with respect to a "qualified mortgage," including fees received by affiliates of the mortgage originator. Based upon the current legislation and the definition of a qualified mortgage, such limitation could adversely affect the fees received by TRG, as a provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans. While we are continuing to evaluate all aspects of the Dodd-Frank Act, regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, disrupt mortgage availability, increase down payment requirements, increase mortgage costs, curtail affiliated business transactions and result in increased costs and potential litigation for housing market participants.
Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae, Freddie Mac and other government sponsored entities, ("GSEs") and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Substantial reduction in, or the elimination of, GSE demand for mortgage loans by reducing qualifying mortgages could have a material adverse effect on the mortgage industry and the housing industry in general and these provisions may reduce the availability or increase the cost of mortgages to certain individuals.
Potential Reform of the U.S. Housing Finance Market and Potential Wind-Down of Freddie Mac and Fannie Mae. In September 2008, the U.S. government placed Fannie Mae and Freddie Mac in conservatorship and has provided funding of billions of dollars to these entities to backstop shortfalls in their capital requirements. Congress also has held hearings on the future of Freddie Mac and Fannie Mae and other GSEs with a view towards further legislative reform. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Numerous pieces of legislation seeking various types of reform for the GSEs have been introduced in Congress. In August 2012, the U.S. Treasury announced modifications to its preferred stock investments in these entities that are aimed at winding these entities down through an orderly process. The modifications include an accelerated reduction of Fannie Mae and Freddie Mac's investment portfolios, requiring these portfolios to be wound down at the annual rate of 15%, an increase from the 10% annual reduction in the prior agreements. The impact of that change is to reduce the investment portfolio of those entities to $250 billion four years ahead of the prior schedule. The modifications also include the U.S. government's sweep of all quarterly profits generated by Fannie Mae and Freddie Mac to pay the quarterly cash dividends on the U.S. government's preferred stock investments, thereby eliminating the prior practice of issuing additional preferred stock to the U.S. government (and thereby increasing its investment) to fund the quarterly cash dividend payments. Legislation, if enacted, or further regulation which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry, any of which could have a materially adverse affect on the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken. At present, the U.S. government also is attempting, through various avenues, to increase loan modifications for home owners with negative equity.
Mortgage Interest Deduction. Certain lawmakers are looking into a variety of federal and state tax law changes in order to achieve additional tax revenues. One possible change would reduce the amount certain taxpayers would be allowed to deduct for home mortgage interest and possibly limit the deduction to one's primary residence. Any reduction in the mortgage interest deduction could have an adverse effect on the housing market by reducing incentives for buying homes and could negatively affect property values.
***
We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability of housing, the economic health of the domestic economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. While the housing market has recently shown signs of a recovery, there is uncertainty with respect to the timing and scope of a sustained housing recovery. Factors that may negatively affect a sustained housing recovery include:

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

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have recently shown signs of a recovery; however, there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.
Homesales
According to NAR, homesale transactions for 2011 increased 2% over 2010 and represent the fourth consecutive year that existing homesale transactions have been in the 4.1 to 4.3 million range on an annual basis, despite adverse economic conditions during that period. For the three months ended September 30, 2012, RFG and NRT homesale transactions increased 5% and 12%, respectively, due to an overall pick-up in homebuyer activity compared to the third quarter of 2011. The increase in homesales was adversely impacted by the fact that there were 63 business days in the third quarter of 2012 compared to 64 days in the same period in 2011. Assuming all else remains equal, the gain or loss of one business day in the quarter can increase or reduce homesale sides by approximately 2 percentage points at both RFG and NRT. In the fourth quarter of 2012, there will be one additional business day compared to the fourth quarter of 2011. The increase in homesale transactions in the third quarter of 2012 follows an increase in homesale transactions in the first six months of 2012 of 8% for RFG and 11% for NRT. The quarterly and annual year over year trend in homesale transactions is as follows:

		2012 vs. 2011
			Second Quarter	Third Quarter	Fourth Quarter Forecast	Full Year 2012 vs. 2011 Forecast
	Full Year 2011 vs. 2010	First Quarter

Number of Homesales
Industry
NAR (a)	2%	5%	9%	10%	9%	9%
Fannie Mae (a)	2%	5%	9%	9%	8%	8%
Realogy
Real Estate Franchise Services	(1)%	7%	9%	5%
Company Owned Real Estate Brokerage Services	—%	8%	13%	12%
_______________

(a)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR and Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are forecasting an increase in existing homesale transactions in 2012 of 9% and 8%, respectively, compared to 2011. For 2013, NAR and Fannie Mae are forecasting an increase in existing homesale transactions of 9% and 3%, respectively, compared to 2012.
Homesale Price
In 2011, the percentage decrease in the average price of homes brokered by our franchisees and company owned offices outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve, as well as a greater impact from increased activity in the mid and higher price point segment of the housing market and less distressed homesale activity in our company owned offices compared to the prior year. For the year ended December 31, 2011 compared to 2010, NAR reported homesale price declines of 4% while our homesale price was flat for RFG and down 2% for NRT. For the three months ended September 30, 2012 compared to the same period in 2011, average homesale price was up 9% for RFG which was consistent with NAR's third quarter forecast and was up 2% for NRT due to the mix of business with more lower priced homes. We believe the improvement in price in the third quarter of 2012 was due to the low level of home inventory in many markets as well as the increase in demand noted by the increase in the number of homesale transactions. The quarterly and annual year over year trend in the price of homes is as follows:

		2012 vs. 2011
			Second Quarter	Third Quarter	Fourth Quarter Forecast	Full Year 2012 vs. 2011 Forecast
	Full Year 2011 vs. 2010	First Quarter

Price of Homes
Industry
NAR (a)	(4)%	—%	7%	10%	8%	6%
Fannie Mae (a)	(4)%	—%	7%	11%	4%	5%
Realogy
Real Estate Franchise Services	—%	—%	6%	9%
Company Owned Real Estate Brokerage Services	(2)%	(3)%	—%	2%
_______________

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press release.
As of their most recent releases, 2012 NAR and Fannie Mae are forecasting a 6% and 5% increase, respectively in the median existing homesale price compared to 2011. For 2013, NAR and Fannie Mae are forecasting an increase of 5% and 1% , respectively, in median homesale prices for 2013 compared to 2012.
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
On October 30, 2012, HomeServices of America (a Berkshire Hathaway affiliate) and Brookfield Residential Property Services, an affiliate of Brookfield Asset Management, Inc. (“Brookfield”) announced that they have entered into a joint venture named Berkshire Hathaway HomeServices. The new joint venture, which is majority owned by HomeServices of America, will consolidate the existing Brookfield franchise brands under the Berkshire Hathaway HomeServices brand.  The existing Brookfeld brands include Prudential Real Estate Services and Real Living in U.S. and Royal LePage in Canada.
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
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through the third quarter of 2012, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the average brokerage commission rates will modestly decline.
The net effective royalty rate has been declining over the past three years. We would expect that, over the near term, the net effective royalty rate will continue to modestly decline due to an increased concentration of business with larger franchisees which earn higher volume incentives as well as our focus on strategic growth through relationships with larger established real estate companies which may pay a lower royalty rate. In addition, mergers and consolidations of distressed franchisees into larger franchisees can drive down the net effective royalty rate. The net effective rate can also be affected by a shift in volume amongst our brands which operate under different royalty rate arrangements.
The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used by the sales force as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, we believe excluding such incentives from the net effective royalty rate provides a more meaningful average for typical franchisees. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of these non-standard incentives on the net effective royalty rate will decrease accordingly. The inclusion of these non-standard incentives would reduce the net effective royalty rate by approximately 20 basis points for the year ended December 31, 2011.

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
A decline in the number of homesale transactions and decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees and company owned brokerages, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers.
The following table presents our drivers for the three and nine months ended September 30, 2012 and 2011. See “Results of Operations” below for a discussion as to how the material drivers affected our business for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Real Estate Franchise Services (a)
Closed homesale sides (b)	265,828	252,991	5%	737,057	688,679	7%
Average homesale price	$218,866	$200,987	9%	$210,619	$199,422	6%
Average homesale broker commission rate	2.53%	2.56%	(3) bps	2.54%	2.55%	(1) bps
Net effective royalty rate	4.65%	4.88%	(23) bps	4.67%	4.86%	(19) bps
Royalty per side	$268	$261	3%	$261	$257	2%
Company Owned Real Estate Brokerage Services
Closed homesale sides (b)	79,383	71,167	12%	217,424	195,428	11%
Average homesale price	$442,212	$433,003	2%	$433,994	$432,758	—%
Average homesale broker commission rate	2.50%	2.49%	1 bps	2.50%	2.49%	1 bps
Gross commission income per side	$11,786	$11,620	1%	$11,603	$11,623	—%
Relocation Services
Initiations	38,696	37,540	3%	124,864	119,081	5%
Referrals	24,082	22,254	8%	60,387	55,349	9%
Title and Settlement Services
Purchase title and closing units	28,927	26,128	11%	79,465	71,318	11%
Refinance title and closing units	24,168	14,234	70%	63,950	41,900	53%
Average price per closing unit	$1,378	$1,446	(5%)	$1,360	$1,453	(6%)
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
For the three months ended September 30, 2012, there were 63 business days compared to 64 days in the same period in 2011. Assuming all else remains equal, the gain or loss of one business day in the quarter can increase or reduce homesale sides by approximately 2 percentage points at both RFG and NRT.

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
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2012	2011	Change
Net revenues	$1,281	$1,155	$126
Total expenses (1)	1,317	1,183	134
Loss before income taxes, equity in earnings and noncontrolling interests	(36)	(28)	(8)
Income tax expense	18	10	8
Equity in earnings of unconsolidated entities	(21)	(11)	(10)
Net loss	(33)	(27)	(6)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net loss attributable to Holdings and Realogy	$(34)	$(28)	$(6)
_______________

(1)
Total expenses for the three months ended September 30, 2012 include $2 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items. Total expenses for the three months ended September 30, 2011 include $3 million of restructuring costs, offset by a net benefit of $3 million of former parent legacy items.

Net revenues increased $126 million (11%) for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily due to higher homesale transaction volume as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $134 million (11%) primarily due to:

•
a $109 million increase in commission and other agent-related costs, operating, marketing and general and administrative expenses primarily the result of the increase in transaction volume as discussed above, as well as incremental employee related costs. The incremental employee related costs noted above were primarily due to $20 million of expense for the 2012 bonus plan which is in addition to $6 million of expense being recognized for the 2011-2012 retention plan whereas in the third quarter of 2011 only $9 million of expense was being recognized for the retention plan. As a result, there is $17 million of incremental employee related costs in the third quarter of 2012 compared to the third quarter of 2011.

•
an increase of $28 million in interest expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of incremental interest related to the 2012 Senior Secured Notes Offering, as well as $13 million of non-recurring financing costs.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the three months ended September 30, 2012 was $18 million.

This expense included $14 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $4 million was recognized for foreign and state income taxes for certain jurisdictions.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30, 2012 and 2011:

	Revenues (a)			EBITDA (b)			Margin
	2012	2011	% Change	2012	2011	% Change	2012	2011	Change
Real Estate Franchise Services	$161	$151	7%	$107	$92	16%	66%	61%	5
Company Owned Real Estate Brokerage Services	948	841	13	67	47	43	7	6	1
Relocation Services	124	126	(2)	45	50	(10)	36	40	(4)
Title and Settlement Services	114	95	20	12	8	50	11	8	3
Corporate and Other	(66)	(58)	*	(18)	(10)	*
Total Company	$1,281	$1,155	11%	$213	$187	14%	17%	16%	1
Less: Depreciation and amortization				42	46
Interest expense, net				187	159
Income tax expense				18	10
Net loss attributable to Holdings and Realogy				$(34)	$(28)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $66 million and $58 million during the three months ended September 30, 2012 and 2011, respectively.

(b)
EBITDA for the three months ended September 30, 2012 includes $2 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items. EBITDA for the three months ended September 30, 2011 includes $3 million of restructuring costs, offset by a net benefit of $3 million of former parent legacy items.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 1 percentage point to 17% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to due to improved margins at the Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments due to higher homesale transaction volume, as well as a $9 million increase in equity earnings related to our investment in PHH Home Loans.
On a segment basis, the Real Estate Franchise Services segment margin increased 5 percentage points to 66% from 61%. The three months ended September 30, 2012 reflected increases in franchisee royalty revenue due to an increase in homesale transactions partially offset by an increase in employee related expenses. The Company Owned Real Estate Brokerage Services segment margin increased 1 percentage points to 7% from 6% in the prior period due to an increase in the number of homesale transactions and incremental equity earnings related to our investment in PHH Home Loans. The Relocation Services segment margin decreased 4 percentage point to 36% from 40% in the comparable prior period primarily due to higher employee related costs, foreign currency exchange rate losses in 2012 compared with gains in 2011, and a decrease in financial income due to higher securitization interest expense. The Title and Settlement Services segment margin increased 3 percentage points to 11% from 8% due to a significant increase in refinancing transactions, as well as resale transactions.
Corporate and Other EBITDA for the three months ended September 30, 2012 decreased $8 million to negative $18 million primarily due to the absence of a net benefit of $2 million of former parent legacy items that occurred in the three months ended September 30, 2011 and $5 million of incremental employee related costs.
Real Estate Franchise Services
Revenues increased $10 million to $161 million and EBITDA increased $15 million to $107 million for the three months ended September 30, 2012 compared with the same period in 2011.
The increase in revenue was driven by a $5 million increase in third-party domestic franchisee royalty revenue due to a 5% increase in the number of homesale transactions along with a 9% increase in the average homesale price, partially offset by a lower net effective royalty rate as a result of our larger affiliates achieving higher volume levels. Marketing revenue and related expense decreased $1 million and $2 million, respectively, primarily due to lower advertising spend during the third quarter of 2012 compared to the same period in 2011.
The increase in revenue was also attributable to a $6 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $63 million and $57 million during the third quarter of 2012 and 2011, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $15 million increase in EBITDA was principally due to the $11 million increase in royalty revenue discussed above, a $3 million reduction in bad debt expense, a $2 million decrease in legal expenses and a net $1 million increase to EBITDA due to marketing activities, partially offset by a $3 million increase in employee related expenses.
Company Owned Real Estate Brokerage Services
Revenues increased $107 million to $948 million and EBITDA increased $20 million to $67 million for the three months ended September 30, 2012 compared with the same period in 2011.
The increase in revenues, excluding REO revenues, of $110 million was due to increased commission income earned on homesale transactions which was primarily driven by an 12% increase in the number of homesale transactions and a 2% increase in the average price of homes. We believe the 12% increase in homesale transactions was due to higher relative activity primarily in the Midwest, New England and California markets and the 2% increase in the average homesale price is reflective of a shift in sales activity to our lower priced geographic regions and lower priced homes. Separately, revenues from our REO asset management company decreased by $3 million to $2 million in the three months ended September 30, 2012 compared to the same period in 2011 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA increased $20 million primarily due to:

•	$107 million increase in revenues discussed above;

•	a $9 million increase in equity earnings related to our investment in PHH Home Loans; and

•	a $6 million decrease in other operating expenses, net of inflation, primarily due to restructuring and other cost-saving activities.
These increases were partially offset by an $86 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, an $8 million increase in employee related costs and a $6 million increase in royalties paid to the Real Estate Franchise Services. Commission expense as a percentage of gross commission income increased slightly compared to the same period in 2011, caused by the mix of business. Commission schedules are generally progressive to incentivize agents with higher levels of production.
Relocation Services
Revenues decreased $2 million to $124 million and EBITDA decreased $5 million to $45 million for the quarter ended September 30, 2012 compared with the same quarter in 2011.
The decrease in revenues was primarily driven by a $2 million decrease in at-risk revenue due to lower at-risk transaction volume and a $2 million decrease in financial income primarily due to higher securitization interest expense during the third quarter of 2012 compared to 2011 as a result of the new Apple Ridge agreement completed in December 2011. The decrease was partially offset by a $1 million increase in referral fees due to increased transaction volume and higher home values compared to the same quarter in 2011.
EBITDA decreased $5 million as a result of a $3 million increase in employee related costs, $2 million of foreign currency exchange rate losses in 2012 compared with gains in 2011 and the $3 million decrease in revenue discussed above. These factors were partially offset by a reduction in costs of $2 million for at-risk transactions due to lower at-risk transaction volume and a $1 million net reduction in insurance loss reserves due to improvement in claim activity.
Title and Settlement Services
Revenues increased $19 million to $114 million and EBITDA increased $4 million to $12 million for the quarter ended September 30, 2012 compared with the same quarter in 2011.

The increase in revenues was primarily driven by a $8 million increase in refinancing transactions, a $6 million increase in resale volume and a $5 million increase in underwriter revenue. Resale title and closing units increased 11% and refinance title and closing units increased 70% while average price per closing decreased 5% for the quarter ended September 30, 2012 compared with the same quarter in 2011. The decrease in the average price per closing unit was primarily due to a greater percentage of total closing units being derived from refinancing closings, which have a lower average price than resale closings.
EBITDA increased $4 million as a result of the $19 million increase in revenues discussed above partially offset by a $14 million increase in variable operating costs as a result of the increase in transaction volume, as well as a $2 million increase in employee related expenses.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2012	2011	Change
Net revenues	$3,465	$3,165	$300
Total expenses (1)	3,727	3,453	274
Loss before income taxes, equity in earnings and noncontrolling interests	(262)	(288)	26
Income tax expense	33	12	21
Equity in earnings of unconsolidated entities	(46)	(15)	(31)
Net loss	(249)	(285)	36
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net loss attributable to Holdings and Realogy	$(251)	$(287)	$36
_______________

(1)
Total expenses for the nine months ended September 30, 2012 include $7 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $4 million of former parent legacy items. Total expenses for the nine months ended September 30, 2011 include $8 million of restructuring costs and $60 million related to the 2011 Refinancing Transactions, partially offset by a net benefit of $17 million of former parent legacy items.

Net revenues increased $300 million (9%) for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment due to higher homesale transaction volume, as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $274 million (8%) primarily due to:

•
a $265 million increase in commission and other agent-related costs, operating, marketing and general and administrative expenses primarily the result of the increase in transaction volume as discussed above as well as incremental employee related costs. The incremental employee related costs noted above were primarily due to $50 million of expense for the 2012 bonus plan which is in addition to $26 million of expense being recognized for the 2011-2012 retention plan whereas during the first nine months of 2011 only $29 million of expense was being recognized for the retention plan. As a result, during the first nine months of 2012, there is approximately $47 million of incremental employee related costs compared to the first nine months of 2011.

•
a net increase in interest expense of $34 million as a result incremental interest related to the 2012 Senior Secured Notes Offering and $13 million of financing costs offset by the absence of $17 million of interest expense due to the de-designation of interest rate swaps and $7 million due to the write-off of financing costs as a result of the 2011 Refinancing Transactions which occurred in the first nine months of 2011; and

•	a reduction in the net benefit of former parent legacy items of $13 million due to benefits received in 2011 that did not recur in 2012;

•
offset by a decrease of $30 million related to the loss on the early extinguishment of debt which was $6 million for the nine months ended September 30, 2012 compared to $36 million for the nine months ended September 30, 2011.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite lived intangibles, are recorded during the period in which they occur.  No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.  Income tax expense for the nine months ended September 30, 2012 was $33 million.  This expense included $26 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $7 million was recognized for foreign and state income taxes for certain jurisdictions.
Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30, 2012 and 2011:

	Revenues (a)			EBITDA (b)			Margin
	2012	2011	% Change	2012	2011	% Change	2012	2011	Change
Real Estate Franchise Services	$460	$429	7%	$267	$251	6%	58%	59%	(1)
Company Owned Real Estate Brokerage Services	2,559	2,312	11	128	58	121	5	3	2
Relocation Services	321	323	(1)	79	92	(14)	25	28	(3)
Title and Settlement Services	308	268	15	28	22	27	9	8	1
Corporate and Other	(183)	(167)	*	(56)	(60)	*
Total Company	$3,465	$3,165	9%	$446	$363	23%	13%	11%	2
Less: Depreciation and amortization				131	139
Interest expense, net (c)				533	499
Income tax expense				33	12
Net loss attributable to Holdings and Realogy				$(251)	$(287)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $183 million and $167 million during the nine months ended September 30, 2012 and 2011, respectively.

(b)
EBITDA for the nine months ended September 30, 2012 includes $7 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $4 million of former parent legacy items. EBITDA for the nine months ended September 30, 2011 includes $8 million of restructuring costs and $36 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $17 million of former parent legacy items.

(c)
Interest expense for the nine months ended September 30, 2011 includes $24 million due to the de-designation of interest rate swaps and write-off of deferred financing costs as a result of the 2011 Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 2 percentage points for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to improved margins at the Company Owned Real Estate Brokerage Services segments due to higher homesale transaction volume as well as a $30 million increase in equity earnings related to our investment in PHH Home Loans partially offset by $47 million of incremental employee related costs, $11 million of incremental legal expenses and a reduction in the net benefit of former parent legacy items of $13 million.
On a segment basis, the Real Estate Franchise Services segment margin decreased 1 percentage point to 58% from 59%. The nine months ended September 30, 2012 reflected increases in franchisee royalty revenue due to an increase in homesale transactions offset by increases in legal expenses and employee related expenses. The Company Owned Real Estate Brokerage Services segment margin increased 2 percentage points to 5% from 3% in the prior period. The nine months ended September 30, 2012 reflected an increase in the number of homesale transactions. The Relocation Services segment margin decreased 3 percentage points to 25% from 28% in the comparable prior period primarily due to incremental employee related costs. The Title and Settlement Services segment margin increased 1 percentage point to 9% from 8% due to increases in revenue and related variable operating costs as well as incremental employee related costs.
Corporate and Other EBITDA for the nine months ended September 30, 2012 improved $4 million to negative $56 million from negative $60 million primarily due to a $30 million reduction in the loss on the early extinguishment of debt which was $6 million as a result of the 2012 Senior Secured Notes Offering compared to $36 million as a result of the 2011

Refinancing Transactions partially offset by a reduction in the net benefit of former parent legacy items of $13 million and incremental employee related costs of $11 million during the first nine months of 2012.
Real Estate Franchise Services
Revenues increased $31 million to $460 million and EBITDA increased $16 million to $267 million for the nine months ended September 30, 2012 compared with the same period in 2011.
The increase in revenue was driven by a $14 million increase in third-party domestic franchisee royalty revenue due to a 7% increase in the number of homesale transactions along with a 6% increase in the average homesale price, partially offset by a lower net effective royalty rate as a result of our larger affiliates achieving higher volume levels. In addition, marketing revenue and related marketing expenses increased $2 million and $3 million, respectively, primarily due to the timing of advertising spend compared to the same period in 2011.
The increase in revenue was also attributable to an $14 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $172 million and $158 million during the first nine months of 2012 and 2011, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $16 million increase in EBITDA was principally due to the $28 million increase in royalty revenues noted above and a $3 million reduction in bad debt expense, partially offset by $11 million of legal expenses due to the settlement of a legal matter and other incremental legal expenses and an $8 million increase in employee related costs.
Company Owned Real Estate Brokerage Services
Revenues increased $247 million to $2,559 million and EBITDA increased $70 million to $128 million for the nine months ended September 30, 2012 compared with the same period in 2011.
The increase in revenues, excluding REO revenues, of $257 million was due to increased commission income earned on homesale transactions which was primarily driven by an 11% increase in the number of homesale transactions. We believe the 11% increase in homesale transactions is reflective of industry trends in the markets we serve. Separately, revenues from our REO asset management company decreased by $10 million to $9 million in the nine months ended September 30, 2012 compared to the same period in 2011 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA increased $70 million primarily due to:

•	$247 million increase in revenues discussed above;

•	a $30 million increase in equity earnings related to our investment in PHH Home Loans; and

•	a $27 million decrease in other operating expenses, net of inflation, primarily due to cost-saving activities.
These increases were partially offset by an $199 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $17 million increase in employee related costs, a $14 million increase in royalties paid to the Real Estate Franchise Services segment and a $2 million increase in marketing expense due to increased transaction volume. Commission expense as a percentage of gross commission income increased slightly compared to the same period in 2011, caused by the mix of business. Commission schedules are generally progressive to incentivize agents with higher levels of production.
Relocation Services
Revenues decreased $2 million to $321 million and EBITDA decreased $13 million to $79 million for the nine months ended September 30, 2012 compared with the same quarter in 2011.
The decrease in revenues was primarily driven by an $8 million decrease in at-risk revenue due to lower at-risk transaction volume and a $4 million decrease in financial income due to higher securitization interest expense during the first nine months of 2012 compared to 2011 as a result of the new Apple Ridge agreement completed in December 2011. The decrease was partially offset by a $6 million increase in referral fees due to increased transaction volume and higher home values compared to the same period in 2011 and a $2 million increase in international revenue driven primarily by higher volume and new clients.

EBITDA decreased $13 million as a result of an $8 million increase in employee related costs, a $7 million increase in operating costs primarily due to higher volume related staffing costs, the $3 million decrease in revenue discussed above and $2 million of foreign currency exchange rate losses in 2012 compared with gains in 2011. The decrease in EBITDA was partially offset by a reduction in costs of $6 million for at-risk transactions due to lower at-risk transaction volume and a $4 million net reduction in insurance loss reserves due to an improvement in claim activity.
Title and Settlement Services
Revenues increased $40 million to $308 million and EBITDA increased $6 million to $28 million for the nine months ended September 30, 2012 compared with the same period in 2011.
The increase in revenues was primarily driven by a $17 million increase in resale volume, a $13 million increase in refinancing transactions and an $11 million increase in underwriter revenue. Resale title and closing units increased 11% and refinance title and closing units increased 53% while average price per closing decreased 6% for the nine months ended September 30, 2012 compared with the same period in 2011. The decrease in the average price per closing unit was primarily due to a greater percentage of total closing units being derived from refinance closings, which have a lower average price than resale closings.
EBITDA increased as a result of the increase in revenues partially offset by an increase of $29 million in variable operating costs due to an increase in volume, as well as, $5 million of incremental employee related costs.
2012 Restructuring Program
During the first nine months of 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company currently expects to incur restructuring charges of $11 million in 2012. As of September 30, 2012, the Company Owned Real Estate Brokerage Services recognized $2 million of personnel related expense and $3 million of facility related expenses. The Relocation Services and the Title and Settlement Services segments each recognized $1 million of facility related expenses. At September 30, 2012, the remaining liability is $3 million.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services segment recognized $1 million of personnel related expense and the Title and Settlement Services segment recognized $1 million of facility related expenses. At September 30, 2012, the remaining liability is $1 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2010. At December 31, 2011, the remaining liability for these various restructuring activities was $17 million. During the nine months ended September 30, 2012, the Company utilized $6 million of the remaining accrual resulting in a remaining liability of $11 million related to future lease payments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2012	December 31, 2011	Change
Total assets	$7,351	$7,350	$1
Total liabilities	9,093	8,849	244
Total equity (deficit)	(1,742)	(1,499)	(243)
For the nine months ended September 30, 2012, total assets increased $1 million primarily as a result of a $35 million increase in relocation receivables, a $25 million increase in trade receivables, a $17 million increase in other current assets and a $20 million increase in other non-current assets, partially offset by a decrease in franchise agreements intangible assets, other intangibles and property and equipment of $51 million, $31 million and $4 million, respectively, due to amortization and depreciation, net of additions and a $10 million decrease in deferred income taxes.
Total liabilities increased $244 million due to a $91 million increase in total indebtedness and an increase in accrued expenses and other current liabilities of $127 million, primarily due to an increase in accrued interest of $108 million related to the 2012 Senior Secured Note Offering as well as an increase in accounts payable of $17 million. These increases were partially offset by a $17 million decrease in securitization obligations.
Total equity (deficit) decreased $243 million primarily due to the net loss attributable to Holdings and Realogy of $251 million for the nine months ended September 30, 2012.
LIQUIDITY AND CAPITAL RESOURCES
In October 2012, the Company issued 46 million shares of common stock and raised net proceeds of approximately $1,177 million in its initial public offering of its common stock that will be primarily utilized to prepay or redeem outstanding indebtedness. Concurrently with the closing of the offering, holders of approximately $1.9 billion principal amount of the Convertible Notes converted all of their Convertible Notes into common stock. Promptly following the closing of the offering, we issued notices to redeem on November 16, 2012 all of the remaining outstanding Convertible Notes, $64 million of 10.50% Senior Notes and $41 million of 11.00% Senior Toggle Notes. Holders of the currently outstanding Convertible Notes may convert those notes into common stock at any time prior to the November 16, 2012 redemption date. The following discussion reflects the consummation of the initial public offering of Common Stock.
After giving effect to the anticipated application of proceeds from the initial public offering, our outstanding indebtedness will be reduced by approximately $2.9 billion including:

•	the redemption and/or conversion of all $2,110 million of the Convertible Notes;

•	the repayment of $650 million of Second Lien Loans;

•	the repayment of $50 million of other bank indebtedness; and

•	the redemption of $64 million of 10.50% Senior Notes and $41 million of 11.00% Senior Toggle Notes which is expected to occur on November 16, 2012.
The repayment or conversion of this indebtedness will result in a reduction of our annualized interest expense of approximately $338 million (including approximately $232 million of annual interest expense relating to the Convertible Notes).
In addition to these repayments, we intend to redeem the $190 million of 12.375% Senior Subordinated Notes at par when we are permitted to redeem such notes in the second quarter of 2013, as well as $10 million of 13.375% extended maturity Senior Subordinated Notes.
In addition to the expected reduction of our outstanding indebtedness in connection with the initial public offering and related transactions, we believe that we are experiencing the beginning of a recovery in the residential real estate market and we have seen improvement in affordability and an increase in homesale sides at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment. However, we are not certain whether such improvement will lead to a sustained recovery and cannot predict when the residential real estate industry will return to a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve or deteriorates, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.
Our liquidity position has been negatively affected by the substantial interest expense on our debt obligations and the unfavorable conditions in the real estate market resulting in negative operating cash flows. Our liquidity position would also be adversely impacted by our inability to access our relocation securitization programs and could be adversely impacted by our inability to access the capital markets. In addition, our short-term liquidity position from time to time has been and may continue to be negatively affected by seasonal fluctuations in the residential real estate brokerage business.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Primarily as a consequence of our cash interest obligations, we expect to experience negative cash flows in 2012 given our operating environment and substantial leverage we had in place for first ten months of 2012. However, given the significant reduction in our indebtedness and annual interest expense that has resulted from our initial public offering and assuming conditions in the real estate market do not substantially deteriorate, we expect to generate positive cash flows from operations in 2013 and intend to use such cash flow primarily to further reduce indebtedness.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first and fourth quarters of every year.
We will continue to evaluate potential financing transactions, including refinancing certain tranches of our indebtedness and extending maturities. There can be no assurance that financing or refinancing will be available to us on acceptable terms or at all.
Cash Flows
At September 30, 2012, we had $141 million of cash and cash equivalents, a decrease of $2 million compared to the balance of $143 million at December 31, 2011. The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$(1)	$(129)	$128
Investing activities	(51)	(36)	(15)
Financing activities	49	75	(26)
Effects of change in exchange rates on cash and cash equivalents	1	—	1
Net change in cash and cash equivalents	$(2)	$(90)	$88
For the nine months ended September 30, 2012, we utilized $128 million less cash in operations compared to the same period in 2011. For the nine months ended September 30, 2012, $1 million of cash was used in operating activities primarily due to negative cash flows from operating results of $116 million after $415 million of cash interest payments as well as an increase in trade receivables and relocation receivables of $24 million and $34 million, respectively, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $144 million and cash dividends received from PHH Home Loans of $26 million. For the nine months ended September 30, 2011, $129 million of cash was used in operating activities due to negative cash flows from operating results of $107 million after $354 million of cash interest payments as well as an increase in trade receivables and relocation receivables of $28 million and $64 million, respectively.
We receive cash dividends from our investment in PHH Home Loans, a joint venture with PHH Corporation whereby PHH Home Loans is the recommended provider of mortgages for our real estate brokerage and relocation services customers. We received cash dividends from PHH Home Loans of $26 million and $15 million during the nine months ended September 30, 2012 and 2011, respectively. We expect that PHH Home Loans will continue to generate income and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will continue to be dependent upon a sustainable recovery in the residential real estate market.

For the nine months ended September 30, 2012, we used $15 million more cash for investing activities compared to the same period in 2011. For the nine months ended September 30, 2012, $51 million of cash was used for $34 million of property and equipment additions, $5 million of acquisition related payments, a $6 million increase in restricted cash and net purchases of certificates of deposit for $6 million. For the nine months ended September 30, 2011, $36 million of cash was used in investing activities primarily due to $37 million of property and equipment additions, $5 million of acquisition related payments partially offset by net proceeds from certificates of deposit of $9 million.
For the nine months ended September 30, 2012, $26 million less cash was provided from financing activities compared to the same period in 2011. For the nine months ended September 30, 2012, $49 million of cash was provided as a result of the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes partially offset by $640 million of term loan facility repayments, the payment of $17 million of debt issuance costs and net repayment of revolver borrowings of $188 million and $18 million of securitization obligation repayments. For the nine months ended September 30, 2011, $75 million of cash was provided by financing activities and was primarily comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $20 million, partially offset by $705 million of term loan facility repayments and the payment of $34 million of debt issuance costs.
Financial Obligations
Indebtedness Table
As of September 30, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	$363	$20	$248
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
Existing First and a Half Lien Notes	7.875%	February 2019	700	700	—
New First and a Half Lien Notes	9.00%	January 2020	325	325	—
Second Lien Loans	13.50%	October 2017	650	650	—
Other bank indebtedness (4)		Various	108	100	8
Existing Notes:
Senior Notes	10.50%	April 2014	64	64	—
Senior Toggle Notes	11.00%	April 2014	41	41	—
Senior Subordinated Notes (5)	12.375%	April 2015	190	188	—
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489	—
Senior Notes (7)	12.00%	April 2017	130	129	—
Senior Subordinated Notes	13.375%	April 2018	10	10	—
Convertible Notes	11.00%	April 2018	2,110	2,110	—
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	400	284	116
Cartus Financing Limited (9)		Various	65	26	39
			$8,063	$7,551	$411
_______________

(1)
The available capacity under this facility was reduced by $95 million of outstanding letters of credit. On October 30, 2012, the Company had $65 million outstanding on the extended revolving credit facility and $42 million of outstanding letters of credit, leaving $256 million of available capacity.

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

(4)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, a portion of which are issued under the synthetic letter of credit facility: $50 million due in January 2013, $50 million due in July 2013 and $8 million of capacity which expires in August 2013. In October 2012, the Company repaid and terminated the $50 million facility which would have expired in January 2013.

(5)	Consists of $190 million of 12.375% Senior Subordinated Notes due 2015, less a discount of $2 million.

(6)	Consists of $492 million of 11.50% Senior Notes due 2017, less a discount of $3 million.

(7)	Consists of $130 million of 12.00% Senior Notes due 2017, less a discount of $1 million.

(8)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(9)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013.
Indebtedness Update for the Initial Public Offering and Related Transactions
After giving effect to the closing of the initial public offering, our outstanding indebtedness will be reduced by approximately $2.9 billion including:

•	the redemption and/or conversion of all $2,110 million of the Convertible Notes;

•	the repayment of $650 million of Second Lien Loans;

•	the repayment of $50 million of other bank indebtedness; and

•	the redemption of $64 million of 10.50% Senior Notes and $41 million of 11.00% Senior Toggle Notes which is expected to occur on November 16, 2012.
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
In September and October 2009, Realogy incurred $650 million of Second Lien Loans (the "Second Lien Loans") under the Senior Secured Credit Facility, the net proceeds of which were used to pay down outstanding balances on the revolving credit facility under the Senior Secured Credit Facility and for working capital as well as to exchange $150 million of Second Lien Loans for $221 million aggregate principal amount of outstanding Senior Toggle Notes. All of the outstanding Second Lien Loans were prepaid with a portion of the net proceeds from the initial public offering as described above.
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
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity is $185 million at September 30, 2012, of which $43 million will expire in October 2013 and $142 million will expire in October 2016. As of September 30, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $100 million of letters of credit for general corporate purposes.
Realogy’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and is calculated on a “pro forma” basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets pari passu or junior in priority to the liens securing the First and a Half Lien Notes, including the Second Lien Loans, our securitization obligations or the unsecured notes. At September 30, 2012, Realogy’s senior secured leverage ratio was 3.85 to 1.0.
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

Other Bank Indebtedness
Realogy has separate revolving U.S. credit facilities under which it could borrow up to $100 million at September 30, 2012 and $125 million at December 31, 2011 and a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at September 30, 2012 and December 31, 2011. These facilities are not secured by assets of Realogy or any of its subsidiaries but are supported by letters of credit issued under the senior secured credit facility, including the synthetic letter of credit facility. The facilities generally have a one-year term with certain options for renewal. As of September 30, 2012, Realogy had outstanding borrowings of $100 million under these credit facilities. Realogy has $50 million due in January 2013, $50 million due in July 2013 and an $8 million capacity facility which expires in August 2013. For the nine months ended September 30, 2012 and September 30, 2011, the weighted average interest rate under the U.S. credit facilities was 2.9% with interest payable either monthly or quarterly.
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
On October 16, 2012, Realogy issued redemption notices to holders of the $64 million principal amount of 10.50% Senior Notes and for the $41 million principal amount of Senior Toggle Notes to redeem those notes on November 16, 2012 at the redemption price set forth in the indentures governing those notes for an aggregate amount of $109 million, including accrued interest and redemption premiums.
Convertible Notes
The Series A Convertible Notes, Series B Convertible Notes and Series C Convertible Notes mature on April 15, 2018 and bear interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year. The Convertible Notes are convertible into Common Stock at any time prior to April 15, 2018. The Series A Convertible Notes and Series B Convertible Notes are convertible into 39.0244 shares of Common Stock per $1,000 aggregate principal amount of Series A Convertible Notes and Series B Convertible Notes, which is equivalent to a conversion price of approximately $25.625 per share, and the Series C Convertible Notes are convertible into 37.0714 shares of Common Stock per $1,000 aggregate principal amount of Series C Convertible Notes, which is equivalent to a conversion price of approximately $26.975 per share, subject to adjustment if specified distributions to holders of the Common Stock are made or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by each of Realogy’s existing and future U.S. subsidiaries that is a guarantor under the senior secured credit facility or that guarantees certain other indebtedness in the future, subject to certain exceptions. The Convertible Notes are guaranteed on an unsecured junior subordinated basis by Holdings.
Following a Qualified Public Offering, Realogy may, at its option, redeem the Convertible Notes, in whole or in part, at a redemption price, payable in cash, equal to 90% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest.
On September 4, 2012, the Company entered into letter agreements (the “Agreements”) with certain holders of its Convertible Notes, including RCIV Holdings, an affiliate of the Company’s controlling stockholder, (collectively, the “Significant Holders”), which together held approximately $1.9 billion of the total approximately $2.1 billion of the Convertible Notes.
Under the terms of the Agreements, each Significant Holder has agreed (i) not to transfer their respective Convertible Notes from the date of the agreement, (ii) to enter into a lock-up agreement with the underwriters in the initial public offering ("IPO")(covering all shares of common stock that each such Significant Holder owns) for a period of 180 days, subject to certain exceptions pursuant to the terms of the lock-up agreement, and (iii) to convert all of their respective Convertible Notes substantially concurrently with the closing of the IPO.
In return, each Significant Holder will receive (i) 0.125 shares of common stock for each share of common stock issued upon conversion of their Convertible Notes and (ii) a cash payment equal to approximately $105 million, or $55.00 for each $1,000 aggregate principal amount of Convertible Notes converted.
The Company also entered into letter agreements (the “Letter Agreements”) with other eligible holders (collectively the “Other Holders”) of Convertible Notes who together held approximately $127 million of the Convertible Notes.
Under the terms of the Letter Agreements, each Other Holder agreed (i) not to transfer their respective Convertible Notes from the date of the agreement (unless the transferee agrees to assume the restrictions on transfer and lock up obligations contained in the Letter Agreements) and (ii) to enter into a lock-up agreement with the underwriters in the IPO (covering all shares of common stock that it owns) for a period of 180 days, subject to certain exceptions pursuant to the terms of the lock-up agreement.
In return, each Other Holder will receive 0.125 shares of common stock for each share of common stock issued upon conversion of their Convertible Notes. The Other Holders are under no obligation to convert their Convertible Notes but are not entitled to receive the additional shares of common stock except in the event of conversion of their Convertible Notes.

Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering, the Company recorded a loss on the early extinguishment of debt of $6 million during the nine months ended September 30, 2012.
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
In 2010, Realogy, through a special purpose entity, Cartus Financing Limited, entered into agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013. These Cartus Financing Limited facilities are secured by relocation assets of a U.K. government contract in a special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy’s senior secured credit facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $395 million and $366 million of underlying relocation receivables and other related relocation assets at September 30, 2012 and December 31, 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $7 million for the three and nine months ended September 30, 2012, respectively and $1 million and $4 million for the three and nine months ended September 30, 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.4% and 1.9% for the nine months ended September 30, 2012 and 2011, respectively.
Statutory Conversions eliminated certain of our NOLs for state tax purposes.
In connection with the completion of the initial public offering and related transactions, we completed the statutory conversions of Intermediate and Realogy into Delaware limited liability companies (the “Statutory Conversions”) in order to permit our Convertible Notes to be converted into shares of our common stock on a tax-free basis. As a result of the Statutory Conversions, our ability to utilize approximately $19 million (net of benefits from payments of additional taxes in these states, which are deductible for federal income tax purposes) of our NOLs for state tax purposes were eliminated.
Covenants under the Senior Secured Credit Facility and Certain Indentures
The senior secured credit facility and the indentures governing the First Lien Notes, First and a Half Lien Notes, the Extended Maturity Notes and the 12.375% Senior Subordinated Notes contain various covenants that limit Realogy’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and, with respect to the Senior Subordinated Notes, senior to the Senior Subordinated Notes;

•	pay dividends or make distributions to Realogy’s stockholders, including Holdings;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of Realogy's subsidiaries to pay dividends or to make other payments to Realogy;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of Realogy's and its material subsidiaries' assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, Realogy’s total senior secured net debt to trailing twelve month EBITDA may not exceed 4.75 to 1.0. EBITDA, as defined in the senior secured credit facility, includes certain adjustments and also is calculated on a pro forma basis for purposes of calculating the senior secured leverage ratio. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage ratio covenant. Total senior secured net debt does not include the Second Lien Loans, securitization obligations, the First and a Half Lien Notes or the Unsecured Notes or other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes. At September 30, 2012, the Company’s senior secured leverage ratio was 3.85 to 1.0.
To maintain compliance with the senior secured leverage ratio for the twelve-month periods ending December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact covenant compliance include: (a) changes in homesale transactions and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing, (e) obtaining additional debt financing, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.
Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio covenant during the next twelve months. While the housing market has recently shown signs of a recovery, there is uncertainty with respect to the timing and scope of a housing recovery and if a housing recovery is not sustained or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.
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
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for merger costs, restructuring costs, former parent legacy cost (benefit) items, net, gain (loss) on the early extinguishment of debt, pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. Adjusted EBITDA calculated for a nine-month period adjusts for the same items as for a twelve-month period, except that the pro forma effect of cost savings, business optimizations and acquisitions and new franchisees are calculated as of the beginning of the nine-month period instead of the twelve-month period.
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
In addition to the limitations described above, Adjusted EBITDA includes pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma full period effect of acquisitions and new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods.
A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2012 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2012	September 30, 2012
Net loss attributable to Realogy (a)	$(441)	$(287)	$(154)	$(251)	$(405)
Income tax expense	32	12	20	33	53
Income before income taxes	(409)	(275)	(134)	(218)	(352)
Interest expense, net	666	499	167	533	700
Depreciation and amortization	186	139	47	131	178
EBITDA (b)	443	363	80	446	526
Restructuring costs, merger costs and former parent legacy costs (benefit), net (c)					9
Loss on the early extinguishment of debt					6
Pro forma cost savings for 2012 restructuring initiatives (d)					6
Pro forma cost savings for 2011 restructuring initiatives (e)					1
Pro forma effect of business optimization initiatives (f)					41
Non-cash charges (g)					(4)
Non-recurring fair value adjustments for purchase accounting (h)					3
Pro forma effect of acquisitions and new franchisees (i)					5
Apollo management fees (j)					15
Incremental securitization interest costs (k)					5
Adjusted EBITDA					$613
Total senior secured net debt (l)					$2,357
Senior secured leverage ratio					3.85	x

_______________

(a)
Net loss attributable to Realogy consists of: (i) a loss of $154 million for the fourth quarter of 2011; (ii) a loss of $192 million for the first quarter of 2012; (iii) a loss of $25 million for the second quarter of 2012 and (iv) a loss of $34 million for the third quarter of 2012.

(b)
EBITDA consists of: (i) $80 million for the fourth quarter of 2011; (ii) $30 million for the first quarter of 2012; (iii) $203 million for the second quarter of 2012 and (iv) $213 million for the third quarter of 2012.

(c)	Consists of $10 million of restructuring costs and $1 million of merger costs offset by a net benefit of $2 million for former parent legacy items.

(d)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the first nine months of 2012. From this restructuring, we expect to reduce our operating costs by approximately $10 million on a twelve-month run-rate basis and estimate that less than $4 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2011 through the time they were put in place had those actions been effected on October 1, 2011.

(e)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2011. From this restructuring, we expect to reduce our operating costs by approximately $21 million on a twelve-month run-rate basis and estimate that $20 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2011 through the time they were put in place had those actions been effected on October 1, 2011.

(f)
Represents the twelve-month pro forma effect of business optimization initiatives including $3 million related to our Relocation Services integration costs, $4 million related to vendor renegotiations and $37 million for employee retention accruals less a $3 million adjustment for the at risk homesale reserves. The employee retention accruals reflect the employee retention plans that have been implemented in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.

(g)
Represents the elimination of non-cash expenses, including $4 million of stock-based compensation expense and $4 million of other items less $12 million for the change in the allowance for doubtful accounts and notes reserves from October 1, 2011 through September 30, 2012.

(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(i)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on October 1, 2011. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2011.

(j)	Represents the elimination of annual management fees payable to Apollo for the twelve months ended September 30, 2012.

(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2012.

(l)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,435 million plus $11 million of capital lease obligations less $89 million of readily available cash as of September 30, 2012. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes, including the Second Lien Loans, our securitization obligations and the Unsecured Notes.

Set forth in the table below is a reconciliation of net loss attributable to Realogy to Adjusted EBITDA for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net loss attributable to Realogy	$(251)	$(287)
Income tax expense	33	12
Income before income taxes	(218)	(275)
Interest expense, net	533	499
Depreciation and amortization	131	139
EBITDA	446	363
Restructuring costs, merger costs and former parent legacy costs (benefit), net	3	(9)
Loss on the early extinguishment of debt	6	36
Pro forma cost savings for 2012 restructuring initiatives	4	—
Pro forma cost savings for 2011 restructuring initiatives	—	8
Pro forma effect of business optimization initiatives	28	36
Non-cash charges	(6)	—
Non-recurring fair value adjustments for purchase accounting	2	3
Pro forma effect of acquisitions and new franchisees	3	5
Apollo management fees	11	11
Incremental securitization interest costs	5	2
Adjusted EBITDA	502	455
Liquidity Risks
Our liquidity position may be negatively affected as a result of the following specific liquidity risks.
Negative Cash Flows; Seasonality and Cash Requirements
Our liquidity position has been negatively affected by the substantial interest expense on our debt obligations and the unfavorable conditions in the real estate market resulting in negative operating cash flows. Even with the completion of the initial public offering and related transactions, our liquidity position will continue to be negatively impacted by the substantial interest expense on our debt obligations, although such interest expense is substantially reduced from its level as of September 30, 2012.
Our business segments are also subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, certain of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first and fourth quarters of every year. If there is not a sustained recovery in the housing market, we may be required to seek additional sources of working capital for our future liquidity needs. There can be no assurance that we would be able to obtain financing on acceptable terms or at all.
Senior Secured Credit Facility Covenant Compliance
On the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0.
As of September 30, 2012, we were in compliance with the senior secured leverage ratio covenant with a ratio of 3.85 to 1.0. While the housing market has recently shown signs of a recovery, there is uncertainty with respect to the timing and scope of a sustained housing recovery and if a housing recovery is not sustained or is weak, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio.
To maintain compliance with the senior secured leverage ratio (or to avoid an event of default thereof), the Company will need to achieve a certain amount of Adjusted EBITDA and/or reduced levels of total senior secured net debt. The factors that will impact covenant compliance include: (a) changes in homesale transactions and/or the price of existing homesales, (b) the ability to continue to implement cost-savings and business productivity enhancement initiatives, (c) increasing new franchise sales, sales associate recruitment and/or brokerage and other acquisitions, (d) obtaining additional equity financing, (e) obtaining additional debt financing, or (f) a combination thereof. Factors (b) through (e) may be insufficient to overcome macroeconomic conditions affecting the Company.
If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.
We will continue to evaluate potential financing transactions, including refinancing certain tranches of our indebtedness and extending maturities. There can be no assurance that financing or refinancing will be available to us on acceptable terms or at all.
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
Interest Rate Risk
Certain of our borrowings, primarily borrowings under the senior secured credit facility, our other bank indebtedness and our securitization arrangements, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.
Securitization Programs
Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The Apple Ridge program has restrictive covenants, including restrictions on dividends, and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, breach of Realogy’s senior secured leverage ratio under Realogy’s senior secured credit facility if uncured, and cross-defaults to Realogy’s credit agreement, unsecured and secured notes or other material indebtedness.

Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2012 (See Management's Discussion and Analysis - Liquidity and Capital Resources for a discussion of the IPO and related transactions that occurred in October 2012):

	Remaining
	2012	2013	2014	2015	2016	Thereafter	Total
Extended revolving credit facility (a)	$—	$—	$—	$—	$20	$—	$20
Extended term loan facility (b)	—	—	—	—	1,822	—	1,822
First Lien Notes	—	—	—	—	—	593	593
Existing First and a Half Lien Notes	—	—	—	—	—	700	700
New First and a Half Lien Notes	—	—	—	—	—	325	325
Second Lien Loans (c)	—	—	—	—	—	650	650
Other bank indebtedness (d)	—	100	—	—	—	—	100
10.50% Senior Notes (e)	—	—	64	—	—	—	64
11.50% Senior Notes (e)	—	—	—	—	—	492	492
11.00%/11.75% Senior Toggle Notes	—	—	41	—	—	—	41
12.00% Senior Notes	—	—	—	—	—	130	130
12.375% Senior Subordinated Notes	—	—	—	190	—	—	190
13.375% Senior Subordinated Notes	—	—	—	—	—	10	10
11.00% Convertible Notes	—	—	—	—	—	2,110	2,110
Interest payments on long-term debt (f)	163	653	647	629	614	872	3,578
Securitized obligations (g)	310	—	—	—	—	—	310
Operating leases (h)	38	126	88	60	32	123	467
Capital leases (including imputed interest)	2	5	4	2	—	—	13
Purchase commitments (i)	19	28	17	11	10	249	334
Total (j) (k)	$532	$912	$861	$892	$2,498	$6,254	$11,949
_______________

(a)
The Company’s senior secured credit facility included a $363 million extended revolving facility expiring in April 2016. Outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s extended term loan facility matures in October 2016. There is no scheduled amortization of principal. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $408 million of the $1,942 million of variable rate debt.

(c)	On October 12, 2012, Realogy used a portion of the net proceeds from the IPO to prepay the $650 million of Second Lien Loans.

(d)
Consists of revolving credit facilities that are supported by letters of credit issued under the senior secured credit facility, a portion of which are issued under the synthetic letter of credit facility: $50 million due in January 2013, $50 million due in July 2013 and $8 million of capacity which expires in August 2013. In October 2012, the Company repaid and terminated the $50 million facility which would have expired in January 2013.

(e)
On October 16, 2012, Realogy issued redemption notices to holders of the $64 million principal amount of 10.50% Senior Notes and for the $41 million principal amount of Senior Toggle Notes to redeem those notes on November 16, 2012 at a redemption price set forth in the indentures governing those notes for an aggregate amount of $109 million, including accrued interest and redemption premiums.

(f) Interest payments are based on applicable interest rates in effect at September 30, 2012. The repayment/conversion of the indebtedness in October and November 2012 will result in a reduction of our annualized interest expense of approximately $338 million (including approximately $232 million of annual interest expense relating to the Convertible Notes).

(g)
The Apple Ridge securitization facility expires in December 2013 and the Cartus Financing Limited agreements expire in August 2013 and August 2015. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

(h)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.

(i)
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

(j)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At September 30, 2012, the letter of credit was at $70 million. This letter of credit is not included in the contractual obligations table above.

(k)
The contractual obligations table does not include the annual Apollo Management VI, L.P. management fee and does not include other non-current liabilities such as pension liabilities of $54 million and unrecognized tax benefits of $46 million as the Company is not able to estimate the year in which these liabilities could be paid.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
Our principal market exposure is interest rate risk. At September 30, 2012, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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

At September 30, 2012, we had total long-term debt with variable interest rates primarily based on LIBOR of $1,942 million, excluding $310 million of securitization obligations. We have entered into three floating to fixed interest rate swap agreements and effectively fixed our interest rate on that portion of variable interest rate debt. One swap, with a notional value of $200 million, expires in December 2012, the second swap, with a notional value of $225 million, commenced in July 2012 and expires in October 2016, and the third swap with a notional value of $200 million, commences in January 2013 and expires in October 2016. After considering these interest rate swaps a portion of our variable interest rate debt is still subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 basis point change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $15 million. While these results may be used as benchmarks, they should not be viewed as forecasts.
At September 30, 2012, the fair value of our long-term debt approximated $7,296 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $220 million impact on the fair value of our long-term debt.
Item 4.    Controls and Procedures.
Controls and Procedures for Realogy Holdings Corp.

(a)
Realogy Holdings Corp. (“Holdings”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings' management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Controls and Procedures for Realogy Group LLC

(a)
Realogy Group LLC (“Realogy”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Real Estate Business Litigation
Frank K. Cooper Real Estate #1, Inc. v. Cendant Corp. and Century 21 Real Estate Corporation (N.J. Super. Ct. L. Div., Morris County, New Jersey). As previously disclosed in the Company's Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, on February 16, 2012, as a matter of litigation avoidance, we executed a Stipulation of Settlement and on June 4, 2012, the Court granted final approval of the settlement.
Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al).  As previously disclosed in the Company's Form 10-Q for the three months ended June 30, 2012, on June 5, 2012, as a matter of litigation avoidance, we entered into a memorandum of understanding memorializing the principal terms of a settlement of this action. On July 19, 2012, we entered into a definitive settlement agreement and on September 17, 2012, the settlement was preliminarily approved by the court, subject to final court approval. Substantially all of the settlement will be funded directly by the Company with only a modest contribution by its insurance carrier. The settlement is subject to final court approval and other conditions and there can be no assurance that the court will grant such final approval. The Company accrued for the settlement in June 2012.
We are involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
***
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at September 30, 2012.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In October 2012, the Company issued 46 million shares of common stock and raised net proceeds of approximately $1,177 million in its initial public offering of its common stock that will be primarily utilized to prepay or redeem outstanding indebtedness. Concurrently with the closing of the offering, holders of approximately $1.9 billion principal amount of the Convertible Notes converted all of their Convertible Notes into common stock. Promptly following the closing of the offering, we issued notices to redeem on November 16, 2012 all of the remaining outstanding Convertible Notes, $64 million of 10.50% Senior Notes and $41 million of 11.00% Senior Toggle Notes. Holders of the currently outstanding Convertible Notes may convert those notes into common stock at any time prior to the November 16, 2012 redemption date. The following discussion reflects the consummation of the initial public offering of Common Stock.
After giving effect to the anticipated application of proceeds from the initial public offering, our outstanding indebtedness will be reduced by approximately $2.9 billion including:

•	the redemption and/or conversion of all $2,110 million of the Convertible Notes;

•	the repayment of $650 million of Second Lien Loans;

•	the repayment of $50 million of other bank indebtedness; and

•	the redemption of $64 million of 10.50% Senior Notes and $41 million of 11.00% Senior Toggle Notes which is expected to occur on November 16, 2012.
Item 5. Other Information.
On November 1, 2012, Michael J. Williams was appointed to the board of directors of Holdings and the board of managers of Realogy. Mr. Williams, age 55, served as President and Chief Executive Officer of Fannie Mae, and a member of its board of directors, from April 2009 to June 2012. He previously served as Fannie Mae's Executive Vice President and Chief Operating Officer from November 2005 to April 2009.
Mr. Williams has been determined to be an independent director for purposes of the listing standards of the NYSE and the rules and regulations promulgated by the Securities and Exchange Commission, including without limitation, for purposes of Rule 10A-3 of the Securities Exchange Act of 1934.  He has been appointed as a member of the Holdings Audit Committee, increasing the number of members on the Audit Committee to two independent directors. Mr. Williams also replaces M. Ali Rashid as a member of the Holdings Nominating and Corporate Governance Committee, which is comprised of three directors, a majority of whom are independent directors.
Mr. Williams will receive compensation for his service as a director and member of the two committees in accordance with the Holdings' director compensation guidelines set forth on page 186 of the Holdings' final prospectus dated October 10, 2012 under the section titled “Management—Director Compensation Program Following this Offering,” which section is incorporated herein by reference.
There have been no transactions and there are no currently proposed transactions in which the Holdings or Realogy was or is to be a participant and in which Mr. Williams had or will have a direct or indirect material interest that requires disclosure pursuant to Item 404(a) of Regulation S-K.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 1, 2012    /s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 1, 2012    /s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

3.1*	Amended and Restated Certificate of Incorporation of Realogy Holdings Corp.

3.2*	Amended and Restated Bylaws of Realogy Holdings Corp.

3.3	Certificate of Conversion of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Realogy Holdings Corp. and Realogy Group LLC's Form 8-K filed on October 16, 2012).

3.4	Certificate of Formation of Realogy Group LLC (Incorporated by reference to Exhibit 3.2 to Realogy Holdings Corp. and Realogy Group LLC's Form 8-K filed on October 16, 2012).

3.5	Limited Liability Company Agreement of Realogy Group LLC (Incorporated by reference to Exhibit 3.3 to Realogy Holdings Corp. and Realogy Group LLC's Form 8-K filed on October 16, 2012).

4.1
Supplemental Indenture No. 3 dated as of September 11, 2012 to the Convertible Notes Indenture (Incorporated by reference to Exhibit 4.76 to Realogy Holdings Corp.'s Registration Statement on Form S-1 filed on September 28, 2012 (File No. 333-181988).

4.2*	Supplemental Indenture No. 4 dated as of October 11, 2012 to the Convertible Notes Indenture.

4.3*	Supplemental Indenture No. 1 dated as of October 11, 2012 to the 7.625% Senior Secured First Lien Notes Indenture.

4.4*	Supplemental Indenture No. 1 dated as of October 11, 2012 to the 9.000% Senior Secured Notes Indenture.

4.5*	Supplemental Indenture No. 2 dated as of October 11, 2012 to the 7.875% Senior Secured Notes Indenture.

4.6*	Supplemental Indenture No. 18 dated as of October 11, 2012 to the 10.50% Senior Notes Indenture.

4.7*	Supplemental Indenture No. 18 dated as of October 11, 2012 to the 11.00%11.75% Senior Toggle Notes Indenture.

4.8*	Supplemental Indenture No. 18 dated as of October 11, 2012 to the 12.375% Subordinated Notes Indenture.

4.9*	Supplemental Indenture No. 2 dated as of October 11, 2012 to the 11.50% Senior Notes Indenture.

4.10*	Supplemental Indenture No. 2 dated as of October 11, 2012 to the 12.00% Senior Notes Indenture.

4.11*	Supplemental Indenture No. 2 dated as of October 11, 2012 to the 13.375% Senior Subordinated Notes Indenture.

10.1	Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Realogy Holdings Corp.'s Registration Statement on Form S-8 filed on October 12, 2012).

10.2	Form of Stock Option Agreement under 2012 Long-Term Incentive Plan(Incorporated by reference to Exhibit 10.78 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.3	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan(Incorporated by reference to Exhibit 10.83 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.4*	Realogy Holdings Corp. 2012 Short-Term Incentive Plan.

10.5*
Amended and Restated Securityholders Agreement, dated as of October 10, 2012, by and among Realogy Holdings Corp., Domus Investment Holdings, LLC, RCIV Holdings, L.P. (Cayman) RCIV Holdings (Luxembourg) S.à r.l., Apollo Investment Fund VI, L.P. and Domus Co-Investment Holdings LLC.

Exhibit        Description

10.6*	Realogy Holdings Corp. Amended and Restated 2007 Stock Incentive Plan.

10.7	Form of Significant Holders Letter Agreement (Incorporated by reference to Exhibit 10.78 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.8	Form of Other Holders Letter Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.9	Form of Apollo Letter Agreement (Incorporated by reference to Exhibit 10.80 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

12.1*	Ratio of Earnings to Fixed Charges.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

^	Furnished electronically with this report.