Form 10-K
period 2012-12-31
REALOGY GROUP LLC; Realogy Holdings Corp.
filed 2013-02-25
CIK 1355001, 1398987

~~_______________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-35674
REALOGY HOLDINGS CORP
(Exact name of registrant as specified in its charter)
20-8050955
(I.R.S. Employer Identification Number)
Commission File No. 333-179896
REALOGY GROUP LLC
(Exact name of registrant as specified in its charter)
20-4381990
(I.R.S. Employer Identification Number)
Delaware
(State or other jurisdiction of incorporation or organization)
One Campus Drive
Parsippany, NJ 07054
(Address of principal executive offices) (Zip Code)
(973) 407-2000
(Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered
Realogy Holdings Corp.	Common Stock, par value $0.01 per share	New York Stock Exchange
Realogy Group LLC	None	None
Securities registered pursuant to Section 12(g) of the Act: None
___________________________
Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
Realogy Holdings Corp. Yes ☑  No ☐  Realogy Group LLC Yes ☐  No ☑
Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☑  No ☐
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Realogy Holdings Corp. Yes ☑  No ☐ Realogy Group LLC Yes ☐  No ☑
Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).
Realogy Holdings Corp. Yes ☑  No ☐ Realogy Group LLC Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Realogy Holdings Corp. ☑ Realogy Group LLC ☑
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Realogy Holdings Corp.	☐	☐	☑	☐
Realogy Group LLC	☐	☐	☑	☐
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Realogy Holdings Corp. held by non-affiliates as of the close of business on June 30, 2012 was $0. There were 145,370,433 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of February 22, 2013.
Realogy Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Realogy Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
None.
~~_______________________________________________________________________________________________________________________________________________________________________________~~

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this Annual Report, our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

◦	a lack of improvement in consumer confidence;

◦	the impact of recessions, slow economic growth, disruptions in the banking system and high levels of unemployment in the U.S. and abroad;

◦
increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act and regulations that may be promulgated thereunder relating to mortgage financing;

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including potential reforms of Fannie Mae and Freddie Mac, potential tax code reform, which could reduce the amount that taxpayers would be allowed to deduct for home mortgage interest;

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

•
existing franchisees may incur operating losses if sales volume decreases which may impede their ability to grow or continue operations.  Additionally, debt incurred by our franchisees during the downturn may hinder long-term growth and their ability to pay back indebtedness;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by third parties with which our franchisees have business relationships;

•	competition in our existing and future lines of business;

•	our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations;

•	seasonal fluctuations in the residential real estate brokerage business which could adversely affect our business, financial condition and liquidity;

•	the loss of any of our senior management or key managers or employees or other significant labor or employment issues;

•	adverse effects of natural disasters or environmental catastrophes;

•	risks related to our international operations;

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

•	any adverse resolution of litigation, governmental proceedings or arbitration awards; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under "Item 1A.—Risk Factors” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.
You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in this Annual Report, our other public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I
Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company,” "Realogy," "Realogy Holdings" and the “Company” refer to Realogy Holdings Corp., a Delaware corporation, and its consolidated subsidiaries, including Realogy Intermediate Holdings LLC, a Delaware limited liability company (“Realogy Intermediate”), and Realogy Group LLC, a Delaware limited liability company (“Realogy Group”) and its consolidated subsidiaries. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
Realogy Holdings is not a party to the senior secured credit facility and certain references in this report to our consolidated indebtedness exclude Realogy Holdings with respect to indebtedness under the senior secured credit facility. In addition, while Realogy Holdings is a guarantor of Realogy Group's obligations under its secured and unsecured notes, Realogy Holdings is not subject to the restrictive covenants in the indentures governing such indebtedness.
Item 1.    Business.
Our Company
We are the preeminent and most integrated provider of residential real estate services in the U.S. We are the world's largest franchisor of residential real estate brokerages with some of the most recognized brands in the real estate industry, the largest owner of U.S. residential real estate brokerage offices, the largest U.S. and a leading global provider of outsourced employee relocation services and a significant provider of title and settlement services. Our owned and franchised brokerage businesses are more than two and a half times larger than their nearest competitor and, in 2012, we were involved in approximately 26% of domestic existing homesale transaction volume that involved a real estate brokerage firm. Our revenue is derived on a fee-for-service basis, and given our breadth of complementary service offerings, we are able to generate fees from multiple aspects of a residential real estate transaction. Our operating platform is supported by our portfolio of industry leading franchise brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate and we also own and operate the Corcoran Group® and CitiHabitats brands. Our multiple brands and operations allow us to derive revenue from many different segments of the residential real estate market, in many different geographies and at varying price points.
Segment Overview
We report our operations in four segments, each of which receives fees based upon services performed for our customers: Real Estate Franchise Services ("RFG"), Company Owned Real Estate Brokerage Services ("NRT"), Relocation Services ("Cartus") and Title and Settlement Services ("TRG"). See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the notes thereto, included elsewhere in this Annual Report, for further information on our reportable segments.
Real Estate Franchise Services. We are the largest franchisor of residential real estate brokerages in the world through our portfolio of well known brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate. We derive substantially all of our real estate franchising revenues from royalty fees received under long-term (typically ten year) franchise agreements with our franchisees. The royalty fee is based on a percentage of the franchisees' sales commission earned from real estate transactions, which we refer to as gross commission income. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. These fees provide us with recurring franchise revenue streams at high operating margins. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology, training and education to facilitate our franchisees in growing their business and increasing their revenue and profitability. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our 97% retention rate through December 31, 2012. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise systems on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. At December 31, 2012, our real estate franchise systems had approximately 13,600 offices worldwide in 102 countries and territories, including approximately 6,100 brokerage offices in the U.S. and approximately 238,900 independent sales associates worldwide (which included approximately 41,300 independent sales agents working with our company owned brokerage offices) including approximately 166,000 sales associates operating under our franchise and proprietary brands in the U.S., with an average tenure among U.S. franchisees of approximately 19 years as of December 31, 2012.
Company Owned Real Estate Brokerage Services. We own and operate the largest residential real estate brokerage business in the U.S. under the Coldwell Banker®, Sotheby's International Realty®, ERA®, Corcoran Group® and CitiHabitats brand names. We offer full-service residential brokerage services through approximately 710 company owned brokerage offices in more than 35 of the largest metropolitan areas of the U.S. As a result of our attractive geographic positioning, the average sales price of an NRT transaction is approximately twice the national average. NRT, as the broker for a home buyer or seller, derives revenues primarily from gross commission income received at the closing of real estate transactions. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans LLC ("PHH Home Loans"), our home mortgage venture with PHH. Our home mortgage joint venture with PHH is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless exclusivity is waived by PHH). We also assist landlords and tenants through property management services.
Relocation Services. We are a leading global provider of outsourced employee relocation services. We are the largest provider of such services in the U.S. and also operate in key international relocation destinations. We offer a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for the employee and employer. Our relocation services business serves corporations, including over 64% of the Fortune 50 companies, as well as affinity organizations such as insurance companies and credit unions that provide our services to their members. In 2012, we assisted in over 158,000 relocations in more than 150 countries for approximately 1,500 active clients and as of December 31, 2012, our top 25 relocation clients had an average tenure of 17 years with us.
Title and Settlement Services. We assist with the closing of real estate transactions by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses, as well as a targeted channel of large financial institution clients, including PHH. In 2012, TRG was involved in the closing of approximately 194,000 transactions of which approximately 54,000 related to NRT. In addition to our own title and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.
* * *
Our headquarters is located at One Campus Drive, Parsippany, New Jersey 07054. We have entered into a lease for a new corporate headquarters at 175 Park Avenue, Madison, New Jersey and expect to take occupancy of the new headquarters in the next several months. Our general telephone number is (973) 407-2000. We were incorporated on December 14, 2006 in the State of Delaware. The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company's officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC's Internet site (www.sec.gov). We maintain an Internet website at http://www.realogy.com and make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.
Industry Trends
Industry definition.  We primarily operate in the U.S. residential real estate industry, which is an approximately $1.16 trillion industry based on 2012 transaction volume (i.e. average homesale price times number of new and existing homesale transactions), as compared to $2.1 trillion in 2006, and derive the substantial majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold and/or a flat fee. As a result, the real estate industry generally benefits from rising home prices and increased volume of homesales (and conversely is adversely impacted by falling prices and decreased volume of homesales). We believe that existing home transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent the most attractive segment of the residential real estate industry for the following reasons:

•
the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 5.0 million homesales in the U.S. in 2012, NAR estimates that approximately 4.7 million were existing homesales, representing approximately 93% of the overall sales as measured in units;

•	existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both the buyer and the seller; and

•	we are able to generate revenues from ancillary services provided to our customers.
We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner” for the following reasons:

•
a real estate transaction has certain characteristics that we believe are best suited for full-service brokerages, including large monetary value, low transaction frequency, wide cost differential among choices, high buyers' subjectivity regarding styles, tastes and preferences, and the consumer's need for a high level of personalized advice, specific marketing and technology services and support given the complexity of the transaction; and

•
we believe that the enhanced service and value offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term. According to NAR, 88% of homes were sold using an agent or broker in 2012 compared to 79% in 2001.

We are confident that consumers will continue to choose to use the broker-assisted model for residential real estate transactions because: (i) the average transaction size is very high and generally the largest transaction one does in a lifetime; (ii) transactions occur infrequently; (iii) there is a high variance in price, depending on neighborhood, floor plan, architecture, fixtures, and outdoor space; (iv) there is a compelling need for personal service as home preferences are unique to each buyer; and (v) a high level of support is required given the complexity associated with the process. Underscoring the value of the traditional brokerage model, after declining modestly during the height of the residential real estate market to 2.47% per transaction side, the average broker commission rate earned by our franchisees and our owned operations has held steady at approximately 2.52% over the past three years.
Cyclical nature of industry.  The existing homesale real estate industry is cyclical in nature and has historically shown strong growth. Based on information published by NAR, existing homesale units increased at a compound annual growth rate, or CAGR, of 1.8% from 1972 through 2012, with unit increases 25 times on an annual basis, versus 15 annual decreases. During that same period, median existing homesale prices increased at a CAGR of 4.8% (not adjusted for inflation) from 1972 through 2012, a period that included four economic recessions. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) was approximately $824 billion in 2012 and grew at a CAGR of 6.8% from 1972 through 2012 period.
Commencing in the second half of 2005 and continuing through 2011, the existing homesale real estate industry was in a significant and lengthy downturn. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. Despite economic headwinds that particularly impacted the housing market, according to NAR, the number of existing homesale transactions from 2008 to 2011 were in the 4.1 to 4.3 million range on an annual basis. During 2012, the industry evidenced the beginning of a recovery. According to NAR, existing homesale transactions and median existing homesale price increased 9% and 6%, respectively in 2012 compared to 2011. The beginning of the housing recovery in 2012 was particularly evident with respect to year-over-year unit growth. The most recent NAR forecast estimates that the volume of existing homesales (i.e. median homesale price times number of homesale transactions) will increase 15% for the full year 2013 compared to 2012 and increase a further 10% in 2014 compared to 2013.
We believe the 2012 improvement in the residential real estate market may be reflective of a sustainable market recovery driven by lower interest rates, fewer foreclosures, high affordability of home ownership, and satisfying demand that has built up during a period of economic uncertainty. The inventory supply is returning to a more typical level and acting as a stabilizing force on home prices, though in certain markets there is insufficient inventory. In addition, as rental prices have recently continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
As of their most recent releases, Fannie Mae and NAR are forecasting an 11% and a 9% increase in existing homesale transactions for 2013 compared to 2012, respectively. With respect to homesale prices, NAR's most recent release is forecasting median homesale prices for 2013 to increase 6% compared to 2012. Fannie Mae's most recent forecast shows a 2% increase in median homesale price for 2013 compared to 2012. For 2014, NAR is forecasting a 6% increase in homesales to 5.4 million units compared to 2013. NAR also is forecasting a 4% increase in median existing homesale prices in 2014 compared to 2013.
Although there have been concerns about significant “shadow inventory” (i.e., properties where the homeowner is seriously delinquent in meeting its mortgage obligations or where the property is in some stage of foreclosure or already a REO), we do not believe that this will have a significant impact on our business, as the concentration of the shadow inventory is limited to a few regions of the country and the potential increase in unit sales activity should offset in whole or in part the adverse impact on home prices in these regions. Furthermore, according to NAR, the percentage of distressed properties has declined from 32% of sales in December 2011 to 24% of sales in December 2012, and institutions holding distressed mortgages have increasingly shifted activity away from REOs and focused on short sales, which are less disruptive to the market.
Favorable long-term demographics.  We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based factors. We believe that the residential real estate market will benefit over the long term from expected positive fundamentals, including the following factors:

•
based on U.S. Census data and NAR, from 1991 through 2012, the average number of existing homesale transactions as a percentage of U.S. households was approximately 4.5%, compared to an average of approximately 3.8% from 2007 through 2012. During the same period, the number of U.S. households grew from 94 million in 1991 to 121 million in 2012, increasing at a 1% CAGR. We believe that as the U.S. economy stabilizes, the number of existing homesale transactions as a percentage of U.S. households will progress to the 4.5% mean level and the number of annual existing homesale transactions will increase;

•
according to the 2011 State of the Nation's Housing Report compiled by JCHS, the number of U.S. households is projected to grow by an average of 1.2 million annually from 2010 to 2020. Assuming this annual household formation and given the lack of new home building activity over the past several years, we would expect both home sale price and volume to exhibit strong growth over the long term;

•	aging echo boomers (i.e., children born to baby boomers) are expected to drive much of the next U.S. household growth;

•	we believe that as baby boomers age, a portion are likely to purchase smaller homes or purchase retirement homes thereby increasing homesale activity; and

•	according to NAR, the number of renters that qualify to buy a median priced home increased from 9 million in 2005 to 19 million in 2011.

Participation in Multiple Aspects of the Residential Real Estate Market

Realogy Franchise Group
FRANCHISING
SETTLEMENT
MORTGAGE
BROKERAGE
RELOCATION
CARTUS
Relocation Services
TRG
Title Resource Group
Settlement Services
PHH Home Loans
PHH
Joint Venture with PHH
NRT
Company Owned Real Estate Brokerage

We participate in services associated with many aspects of the residential real estate market. Our four complementary businesses and mortgage joint venture work together to form our “value circle,” allowing us to generate revenue at various points in a residential real estate transaction, including listing of homes, assisting buyers in home searches, corporate relocation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and affinity clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees and affinity members using Cartus relocation services and we offer customers (purchasers and sellers) of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. All four of our businesses and our mortgage joint venture can derive revenue from the same real estate transaction.

Our Brands
Our brands are among the most well known and established real estate brokerage brands in the real estate industry. As of December 31, 2012, our franchise systems had approximately 13,600 franchised and company owned offices and 238,900 independent sales associates operating under our franchise and proprietary brands in the U.S. and 101 other countries and territories around the world, which includes approximately 710 of our company owned and operated brokerage offices. In 2012, based on NAR's historical survey data and our own results, we were involved, either through our franchise operations or our company owned brokerages, in approximately 26% of all existing homesale transaction volume (sides times price) for domestic transactions involving a real estate brokerage firm.
Our real estate franchise brands, excluding proprietary brands that we own, are listed in the following chart, which includes information as of December 31, 2012 for both our franchised and company owned offices:

Worldwide Offices (1)	7,100	3,100	2,300	660	250	170
Worldwide Brokers and Sales Associates (1)	100,300	82,200	31,000	12,900	8,300	1,900
U.S. Annual Sides	390,391	663,826	107,775	64,515	40,810	N/A
# Countries with Owned or Franchised Operations	73	50	35	47	2	26

Characteristics	World's largest residential real estate sales organization	Longest running national real estate brand in the U.S. (since 1906)	Driving value through innovation and collaboration	Synonymous with luxury	Growing real estate brand launched in July 2008	A commercial real estate franchise organization
	Identified by consumers as the most recognized name in real estate	Known for innovative consumer services, marketing and technology	Highest percentage of international offices among international brands	Strong ties to auction house established in 1744	Unique relationship with a leading media company, including largest lifestyle magazine in the U.S.	Serves a wide range of clients from corporations to small businesses to individual clients and investors
	Significant international office footprint			Rapid International Growth
_______________
(1) Includes offices and related brokers and sales associates of franchisees of master franchisors.

Real Estate Franchise Services
Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain existing franchises, create or acquire new brands and, most importantly, provide branding and support to our franchisees. At December 31, 2012, our real estate franchise systems had approximately 13,600 offices worldwide in 102 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 6,100 brokerage offices in the U.S.
Over the past few years, our total number of offices and franchisees contracted due to the prolonged housing downturn. Despite this downturn we continued to sell franchises domestically, increased the number of international master franchise agreements and increased the geographic footprint of our franchisees.
We derive substantially all of our real estate franchising revenues from royalty fees received under long-term franchise agreements with our domestic franchisees (typically ten years in duration), including NRT. The royalty fee is based on a percentage of the franchisees' sales commission earned from closed homesale sides (either the “buy” side or the “sell” side of a real estate transaction), which we refer to as gross commission income, and our franchisees pay us such royalty fees, net of volume incentives achieved (other than NRT), for the right to operate under one of our trademarks and to utilize the benefits of the franchise systems. We provide our franchisees with certain systems and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates, and support our franchisees with servicing programs, technology, education and market information, as well as branding-related marketing which is funded through contributions by our franchisees and us (including our company owned brokerage offices). We operate and maintain an Internet-based reporting system for our domestic franchisees which generally allows them to electronically transmit listing information and other relevant reporting data to our websites and also own and operate websites for each of our brands for the benefit of our franchisees.
RFG's domestic annual net royalty revenues from franchisees other than our company owned brokerages are calculated by multiplying (1) that year's total number of closed homesale sides in which those franchisees participated by (2) the average sale price of those homesales by (3) the average brokerage commission rate charged by these franchisees by (4) RFG's net effective royalty rate. The net effective royalty rate represents the average percentage of our franchisees' commission revenues paid to us as a royalty, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard production or development incentives granted to some franchisees. The domestic royalty revenue from NRT is also calculated by multiplying homesale sides by average sale price and average brokerage commission rate by 6% royalty rate. NRT does not get volume incentives. In addition to domestic royalty revenue, RFG earns royalty revenue from international affiliates, marketing fees (which is spent on national marketing campaigns), preferred vendor programs and other revenue. The following chart illustrates the key drivers for revenue earned by RFG:
We believe one of our strengths is the strong relationships that we have with our franchisees as evidenced by the franchisee retention rate of 97% through December 31, 2012. Our retention rate represents the annual gross commission income as of December 31st of the previous year generated by our franchisees that remain in the franchise systems on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. On average, our domestic franchisees' tenure with our brands was approximately 19 years as of December 31, 2012. During 2012, none of our franchisees (other than our company owned brokerage operations) generated more than 1% of our real estate franchise business revenues.
The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are very limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee of up to $35,000 for the franchisee's principal office, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of such income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee's annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of the franchise agreements, the volume incentive varies for each franchise system, and ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program. Franchisees and company owned offices are also required to make monthly contributions to marketing funds maintained by each brand for the creation and development of advertising, public relations, other marketing programs and related tools and services.
Under certain circumstances, we extend conversion notes (development advance notes were issued prior to 2009) to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees' existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of independent sales agents and offices operated by independent brokerages. Many franchisees use the proceeds from the conversion notes to change stationery, signage and marketing materials, upgrade technology and websites, or to assist in acquiring companies. The notes are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain performance based thresholds, the notes are forgiven over the term of the franchise agreement.
In addition to offices owned and operated by our franchisees, we, through NRT, own and operate approximately 710 offices under the following names: Coldwell Banker®, ERA®, Sotheby's International Realty®, The Corcoran Group® and CitiHabitats. NRT pays intercompany royalty fees and marketing fees to our real estate franchise business in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives.
In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party's country or region or a direct franchising model in the case of Sotheby's International Realty. Under the master franchise model, we typically enter into long term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. The ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts.
We also offer third-party service providers an opportunity to market their products to our franchisees and their independent sales associates and customers through our Preferred Alliance Program. To participate in this program, service providers generally pay us some combination of an initial licensing or access fee, subsequent marketing fees and commissions based upon our franchisees' or independent sales associates' usage of the preferred alliance vendors. In connection with the spin-off of PHH, Cendant's former mortgage business, PHH Mortgage Corporation, the subsidiary of PHH that conducts mortgage financing, is the only provider of mortgages for customers of our franchisees that we endorse. We receive a fee from PHH for licensing our brands and an advertising fee for allowing PHH promotional opportunities on websites and in offices and at periodic group events.
We own the trademarks Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA® and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our real estate franchise segment. Our franchisees and our subsidiaries actively use these trademarks, and all of the material trademarks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with corresponding trademark offices in major countries worldwide where these businesses have significant operations.
We have an exclusive license to own, operate and franchise the Sotheby's International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby's (“Sotheby's”). Such license agreement has a 100-year term, which consists of an initial 50-year term ending February 16, 2054 and a 50-year renewal option. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby's which are now operated by NRT. We pay a licensing fee to Sotheby's for the use of the Sotheby's International Realty® name equal to 9.5% of the royalties earned by our

Real Estate Franchise Services Segment attributable to franchisees affiliated with the Sotheby's International Realty® brand, including our company owned offices.
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith. The license agreement between Realogy and Meredith is for a 50-year term, with a renewal option for another 50 years at our option. We pay an annual minimum licensing fee which began in 2009 at $0.5 million and will increase to $4 million by 2014 and generally remains the same thereafter. At December 31, 2012, we had approximately 250 offices with approximately 8,300 independent sales associates operating under the Better Homes and Gardens® Real Estate brand name in the U.S. and Canada.
Each of our brands has a consumer website that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com, era.com and bhgrealestate.com are the official websites for the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Sotheby's International Realty®, ERA® and Better Homes and Gardens® Real Estate franchise systems, respectively. The contents of these websites are not incorporated by reference herein or otherwise a part of this Annual Report.
Company Owned Real Estate Brokerage Services
Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 35 of the largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under the Coldwell Banker®, ERA® and Sotheby's International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group® and CitiHabitats. As of December 31, 2012, we had approximately 710 company owned brokerage offices, approximately 4,600 employees and approximately 41,300 independent sales associates working with these company owned offices.
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2012, our average homesale broker commission rate was 2.49% which represents the average commission rate earned on either the “buy” side or the “sell” side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. NRT, as a franchisee of RFG, pays a royalty fee of 6% per transaction to RFG from the commission earned on a real estate transaction. The following chart illustrates the key drivers for revenue earned by NRT:
In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, in addition to PHH Home Loans. We believe we provide integrated services that enhance the customer experience.
When we assist the seller in a real estate transaction, our independent sales associates generally provide the seller with a full service marketing program, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on websites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, our independent sales associates generally help the buyer in locating specific properties that meet the buyer's personal and financial specifications, show properties to the buyer, assist the buyer in negotiating (where permissible) and in preparing for closing the transaction.
At December 31, 2012, we operated approximately: 90% of our offices under the Coldwell Banker® brand name, 5% of our offices under The Corcoran Group® and CitiHabitats brand names, 4% of our offices under the Sotheby's International Realty® brand name, and 1% of our offices under the ERA® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our Sotheby's International Realty® offices in several regions throughout the U.S, our Corcoran® Group offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our ERA® offices in Pennsylvania.

We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to recruit, retain and facilitate effective independent sales associates who can successfully engage and promote transactions from new and existing clients.
We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to profitably expand our existing markets through smaller “tuck-in” acquisitions. Following completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to support a broader network of independent sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by increasing the productivity of the acquired brokerages' independent sales associates. We provide these independent sales associates with supplemental tools, marketing information and resources that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support, increased advertising and marketing support, relocation referrals, and a wide offering of brokerage-related services.
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
PHH Home Loans, our home mortgage venture with PHH, a publicly traded company, has a 50-year term, subject to earlier termination upon the occurrence of certain events or at our election by providing two years notice to PHH at any time after January 31, 2015. We own 49.9% of PHH Home Loans and PHH owns the remaining 50.1%. PHH may terminate the venture upon the occurrence of certain events or, at its option, after January 31, 2030. Such earlier termination would result in (i) PHH selling its interest to a buyer designated by us or (ii) requiring PHH to buy our interest. In either case, the purchase price would be the fair market value of the interest sold. All mortgage loans originated by the venture are sold to PHH or other third party investors after a hold period, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. PHH Home Loans is the exclusive recommended provider of mortgages for our company owned real estate brokerage business (unless exclusivity is waived by PHH). In 2012, PHH Home Loans originated $12.1 billion of loan volume of which 61% was for home purchases and 39% was for home refinancings. In 2011, PHH Home Loans originated $9.6 billion of loan volume of which 70% was for home purchases and 30% was for home refinancings.
Relocation Services
Through our subsidiary, Cartus, we are a leading global provider of outsourced employee relocation services.
We primarily offer corporate clients employee relocation services, such as:

•
homesale assistance, including the evaluation, inspection, purchasing and selling of a transferee's home; the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the client); certain home management services; assistance in locating a new home; and closing on the sale of the old home, generally at the instruction of the client;

•	expense processing, relocation policy counseling, relocation-related accounting, including international assignment compensation services, and other consulting services;

•
arranging household goods moving services, with approximately 72,000 domestic and international shipments in 2012, and providing support for all aspects of moving a transferee's household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

•	coordinating visa and immigration support, intercultural and language training, and expatriation/repatriation counseling and destination services; and

•	group move management services providing coordination for moves involving a large number of transferees to or from a specific regional area over a short period of time.
The wide range of our services allows our clients to outsource their entire relocation programs to us.
In January 2010, our relocation business acquired Primacy, a U.S. based relocation and global assignment management services company with international locations in Canada, Europe and Asia. The acquisition enabled Cartus to re-enter the U.S. government relocation business, increase its U.S. operations, as well as expand the Company's global relocation capabilities. Effective January 1, 2011, the Primacy business operates under the Cartus name.

In 2012, we assisted in over 158,000 relocations in more than 150 countries for approximately 1,500 active clients, including over 64% of the Fortune 50 companies as well as affinity organizations. Cartus has offices in the U.S. as well as internationally in the United Kingdom, Canada, Hong Kong, Singapore, China, Germany, France, Switzerland and the Netherlands.
Under relocation services contracts with our clients, homesale services have historically been classified into two types, “at risk” and “no risk.” Under “no risk” business, which during 2012 accounted for substantially all of our homesale service transactions, the client is responsible for reimbursement of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the resale of the transferee's home. Clients are responsible for reimbursement of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on “no risk” homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to these “no risk” homesale services.
In “at risk” homesale service transactions in which we engage, we acquire the home being sold by relocating employees, pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale and bear any loss on the sale of the home. As with the “no-risk” contracts, clients with “at risk” contracts bear the non-homesale related direct costs associated with the relocation though we generally advance these expenses and the client reimburses us inclusive of interest charges on the advanced money. The “at risk” business that we do conduct relates almost entirely to certain government and corporate contracts we assumed in the Primacy acquisition, which we believe are priced in a manner that mitigates risks associated with a downturn in the residential real estate market.
Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client terminates its contract, we will be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred to the time of termination.
There are a number of different revenue streams associated with relocation services. We earn commissions primarily from real estate brokers and household goods moving companies that provide services to the transferee. Clients may also pay transactional fees for the services performed. We also earn net interest income which represents interest earned from clients on the funds we advance on behalf of the transferring employee net of costs associated with the securitization obligations. Cartus measures operating performance based on initiations, which represent the total number of transferees we serve, and referrals, which represent the number of referrals from which we earn revenue from real estate brokers. The following chart illustrates the key drivers for revenue generated by Cartus:
We also manage the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed approximately 68,000 properties in 2012 related to relocation, affinity, and broker to broker activity. The broker to broker segment accounted for approximately 6% of our relocation revenue.
About 8% of our relocation revenue in 2012 was derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies and credit unions that have established members. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. This service helps the organizations attract new members and retain current members.

Title and Settlement Services
Our title and settlement services business, TRG, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We are licensed as a title agent in 42 states and Washington, D.C., and have physical locations in 24 states and Washington, D.C. We issue title insurance policies on behalf of large national underwriters as well as through our Dallas-based subsidiary, Title Resources Guaranty Company (“TRGC”), which we acquired in January 2006. TRGC is a title insurance underwriter licensed in 27 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2012, we had approximately 340 offices, approximately 200 of which are co-located within one of our company owned brokerage offices.
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
Our company owned brokerage operations are the principal source of our title and settlement services business for resale transactions. Other sources of our title and settlement services resale business include our real estate franchise business and Cartus. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices. The capture rate of our title and settlement services business from company owned brokerage operations was approximately 40% in 2012. For refinance transactions, we generate title and escrow revenues from PHH and other financial institutions throughout the mortgage lending industry.
Certain states in which we operate have “controlled business” statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. For example, in California, a title insurer/agent cannot generate more than 50% of its title orders from “controlled business sources,” which is defined as sources controlled by, or which control, directly or indirectly, the title insurer/agent, which would include leads generated by our company owned brokerage business. In those states in which we operate our title and settlement services business that have “controlled business” statutes, we comply with such statutes by ensuring that we generate sufficient business from sources we do not control.
We derive revenue through fees charged in real estate transactions for rendering the services described above as well as a percentage of the title premium on each title insurance policy sold. We provide many of these services in connection with our residential and commercial real estate brokerage and relocation operations. Fees for escrow and closing services are separate and distinct from premiums paid for title insurance and other real- estate services.
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

Our title and settlement services business measures operating performance based on purchase and refinance closing units and the related title premiums and escrow fees earned on such closings. In addition, we measure net title premiums earned for title policies issued by our underwriting operation. The following chart illustrates the key drivers for revenue generated by our title and settlement services business:
We intend to grow our title and settlement services business by recruiting title and escrow sales associates in existing markets and by completing acquisitions to expand our geographic footprint or complement existing operations. We also intend to continue to increase our capture rate of title business from our NRT homesale sides. In addition, we expect to continue to grow and diversify our lender channel and our underwriting businesses by expanding and adding clients and increasing our agent base, respectively.
Competition
Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to three large, franchisors: HSF Affiliates LLC, a joint venture between Brookfield Residential Property Services (an affiliate of Brookfield Asset Management, Inc.) and HomeServices of America (a Berkshire Hathaway affiliate) to operate the Real Living and Prudential Real Estate brands as well as a new franchise brand, Berkshire Hathaway HomeServices; RE/MAX International, Inc.; and Keller Williams Realty, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain unaffiliated. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees, including the availability of financing, the fees the franchisees must pay and by the state of the housing industry.
The ability of our real estate brokerage franchisees to compete with other real estate brokerages is important to our prospects for growth. Their ability to compete may be affected by the quality of independent sales associates, the location of offices, the services provided to independent sales associates, the number of competing offices in the vicinity, affiliation with a recognized brand name, community reputation, technology and other factors. A franchisee's success may also be affected by general, regional and local economic conditions.
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
Relocation Business. Competition in our relocation business is based on service, quality and price. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include: Brookfield Global Relocation Services (including the operations of Prudential Real Estate and Relocation Services which it acquired in 2011), SIRVA, Inc., and Weichert Relocation Resources, Inc. As the relocation business becomes more global in nature with greater emphasis on relocation of employees throughout the world, we will face greater competition from firms that provide global services.
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
Marketing
Real Estate Franchise Operations. Each of our residential franchise brands operates a marketing fund and our commercial brand operates a commercial marketing fund that is funded by our franchisees and us. The primary focus of each marketing fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet promotion. Our Internet presence, for the most part, features our entire listing inventory in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free standing brand intranet sites to assist independent sales associates in becoming the best marketer of their listings. In addition to the Sotheby's International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21® Fine Homes & Estates®, Coldwell Banker Previews®, and ERA International Collection®.
According to NAR, 90% of homebuyers used the Internet in their search for a new home in 2012. Our marketing and technology strategies focus on capturing these consumers and assisting in their purchase.
Advertising is used by the brands to drive consumers to their respective websites. Significant focus is placed on developing websites for each brand to create value to the real estate consumer. Each brand website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the real estate listing. Additionally, each brand website serves as a national distribution point for independent sales associates to market themselves to consumers to enhance the customer experience. We place significant emphasis on distributing our real estate listings with third party websites to expand a consumer's access to such listings. Consumers seeking more detailed information about a particular listing on a third party website are able to click through to a brand website or a Company owned brokerage website or telephone the franchisee or Company owned brokerage directly.
In order to improve our response times to buyers and sellers seeking real estate services, we developed LeadRouter, our proprietary patented lead management system. We believe LeadRouter provides a competitive advantage by improving the speed at which a brokerage can begin working with a customer. The system converts text to voice and transfers the lead to our agents within a matter of seconds, providing our agents with the ability to quickly respond to the needs of a potential home buyer or seller. Additionally, LeadRouter provides the broker with an accountability tool to manage their agents and evaluate productivity.
Company Owned Brokerage Operations. Our company owned brokerages conduct a wide array of marketing efforts to support our independent sales associates, acquire new home buyers and sellers and increase local brand awareness. NRT operates full-service brokerages and a key value we provide to our independent sales associates is enabling and/or subsidizing many of their marketing efforts. The effectiveness and quality of this marketing support plays a significant role in our efforts to recruit new sales associates and retain our existing sales associates.
The primary focus of much of our efforts is advertising our real estate services and specific real estate listings. Our broad range of marketing services include managing the placement of property information on real estate websites, provisioning of yard signs and photography, assisting with private showings and public open houses of our listings and facilitating exposure to our services and listings on social media channels. The Company also supports our independent sales associates in prospecting for new clients by facilitating targeted direct mailings, email and social media campaigns and Internet advertising. While print advertising still retains a level of importance to some clients in some markets, we now focus much of our efforts on developing and maintaining Internet marketing programs.
The utilization of information technology as a marketing tool has become increasingly effective in our industry, and we believe that trend will continue. Accordingly, we have sought to become a leader among residential real estate brokerage firms in the use and application of technology and have focused much of our efforts on website development and information technology tools for our independent sales agents.
We operate over 20 company owned brokerage websites in the U.S. with each site supporting a different geographical area of our company owned operations and also place our listings on third party websites. These websites provide a platform for the marketing of our real estate listings and identifying potential home buyers and sellers; the browsing prospective buyer has the ability to contact us regarding their particular interest in a real estate listing and receive a rapid response through our proprietary lead management system, LeadRouter, which is made available to our independent sales associates. Other web-based productivity tools we provide to our independent sales agents include our proprietary e-Marketing reporting tools and Realogy’s

HomeBase transaction management platform. All independent sales associates are provided access to a sales and marketing knowledgebase via in-house Intranet sites.
Employees
At December 31, 2012, we had approximately 10,800 employees, including approximately 810 employees outside of the U.S. None of our employees are represented by a union. We believe that our employee relations are good.
Sales Associate Recruiting, Education and Marketing Updates
Each real estate brand provides education and marketing-related materials to its franchisees to assist them in the recruiting process. Each brand's recruiting program contains different materials and delivery methods. The marketing materials range from a detailed description of the services offered by our franchise systems (which will be available to the independent sales associate) in brochure or poster format to audio tape lectures from industry experts. Live instructors at conventions and orientation seminars deliver some recruiting modules while other modules can be viewed by brokers anywhere in the world through virtual classrooms over the Internet. Most of the programs and materials are then made available in electronic form to franchisees over the respective system's private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.
For our company owned brokerage operations, we focus on recruiting and retaining sales associates through a number of programs in order to drive revenue growth.
Government Regulation
Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington, and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. When the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. In some states, case law requires a franchisor to renew a franchise agreement unless a franchisee has given cause for non-renewal. Failure to comply with these laws could result in civil liability to the affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation.
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
On November 17, 2008, HUD published a rule that sought to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. The material provisions of the rule included: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. To date there has not been any material impact (financial or otherwise) to the Company arising out of compliance with these new rules.
Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from HUD to the new Consumer Financial Protection Bureau (the “CFPB”) and it is possible that the practices of Department of Housing and Urban Development

(“HUD”), taking very expansive broad readings of RESPA, will continue or accelerate at the CFPB creating increased regulatory risk. RESPA also has been invoked by plaintiffs in private litigation for various purposes.
Our company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, restrictions on information sharing with affiliates and advertising and consumer disclosures. Under state law, our company owned real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage businesses. Although real estate sales agents historically have been classified as independent contractors, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations, may impact industry practices and our company owned brokerage operations. Real estate licensing laws generally permit brokers to engage sales associates as independent contractors but require that the broker supervise their activities. Several of our pending litigation matters include claims alleging employee misclassification and non-compliance with wage and hour regulations, and an adverse outcome in any such litigation could harm our business and financial condition.
Regulation of Title Insurance and Settlement Services. Many states license and regulate title agencies/settlement service providers or certain employees and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States sometimes unilaterally lower the insurance rates relative to loss experience and other relevant factors. States also require title agencies and title underwriters to meet certain minimum financial requirements for net worth and working capital. In addition, the insurance laws and regulations of Texas, the jurisdiction in which our title insurance underwriter subsidiary, TRGC, is domiciled, generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Generally, any person acquiring beneficial ownership of 10% or more of our voting securities would be presumed to have acquired indirect control of our title insurance underwriter subsidiary unless the Texas Department of Insurance upon application determines otherwise. Our insurance underwriter is also subject to a holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends.
Certain states in which we operate have “controlled business” statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit that we will be prepared to comply with any such rule. “Controlled business” typically is defined as sources controlled by, or which control, directly or indirectly, the title insurer or agent. We are not aware of any pending controlled business legislation. A company's failure to comply with such statutes could result in the non-renewal of the Company's license to provide title and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable “controlled business” statutes by ensuring that we generate sufficient business from sources we do not control. We have never been cited for failing to comply with a “controlled business” statute.
Dodd-Frank Act. The Dodd-Frank Act endows the CFPB with rulemaking, examination and enforcement authority involving consumer financial products and services, including mortgage finance.  CFPB has issued a myriad of proposed and final rules which could materially and adversely affect the mortgage and housing industries.  On January 10, 2013, the CFPB issued a final rule implementing portions of the Dodd-Frank Act requiring creditors to make a “reasonable, good faith determination of a consumer's ability to repay” mortgage loans and also creates protections from liability for certain loans that satisfy the requirements of “qualified mortgages.”  The rule is effective on January 10, 2014.  While there are various nuances and exceptions to the rule, the general criteria to be considered a qualified mortgage include: (1) the loan cannot contain certain undesirable terms or features (negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years); (2) the loan must either meet GSE guidelines or not have an excessive debt-to-income ratio; (3) the creditor must verify income or assets; and (4) the points and fees cannot exceed 3 percent of the loan amount.  Fees paid to an affiliated title company are included within the “points and fees” when calculating whether a loan satisfies the 3 percent criteria, while fees paid to an unaffiliated title company are not included with the definition of points and fees.  The 3% limit noted above could change prior to the January 10, 2014 implementation date. This differing treatment means that in certain situations, whether a loan is considered a qualified mortgage will depend on whether the title company was affiliated with the lender.  This could adversely affect the fees received by TRG, as a provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans.
The Dodd-Frank Act also required the CFPB to combine into a single document the final Truth In Lending Act or TILA disclosures with the disclosures that are required to be made the under RESPA.  CFPB published its proposed rule and sought comments in 2012.  CFPB has stated that it expects to publish a final rule in September 2013.  The final rule is expected to address virtually all material aspects of a closing transaction, including the form of the closings disclosure/final TILA disclosure (“Combined Disclosure”), who is responsible for preparing and distributing the Combined Disclosure, and under what circumstances a closing must be delayed because changes need to be made to a Combined Disclosure that has been provided to a consumer for review.  If the CFPB directs that lenders provide the Combined Disclosure, it could materially impact the operations of TRG by changing the current way closings take place within the industry.
Item 1A.    Risk Factors.
You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report. The risk factors generally have been separated into three groups: (1) risks relating to our business; (2) risks relating to our indebtedness; and (3) risks relating to an investment in our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company and our common stock. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business
The residential real estate market is cyclical and we are negatively impacted by downturns in this market and general economic conditions.
The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. Based upon data published by NAR, from 2005 to 2011, annual U.S. existing homesale units declined by 40% and the median homesale price declined by 24%. During 2012, the U.S. residential real estate market evidenced the beginning of a housing recovery. However, we cannot predict the duration or strength of the recovery or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. If the residential real estate market or the economy as a whole does not improve, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
Any of the following could halt or limit a recovery in the housing market and have a material adverse effect on our business by causing a lack of sustained growth or a decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	continued high unemployment;

•	a period of slow economic growth or recessionary conditions;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the residential real estate market;

•	instability of financial institutions;

•	economic instability stemming from ongoing high levels of U.S. government debt;

•
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to: potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities (“GSEs”) that provide liquidity to the U.S. housing and mortgage markets; federal and/or state income tax changes, such as the loss or caps on the deductions including potential limits on, or elimination of, the deductibility of certain mortgage interest expense; and other tax reform affecting real estate and/or real estate transactions;

•
increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Act or other legislation and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators as well as retention levels required to be maintained by sponsors to securitize certain mortgages;

•	excessive or insufficient regional home inventory levels;

•	renewed high levels of foreclosure activity including but not limited to the release of homes already held for sale by financial institutions;

•	adverse changes in local or regional economic conditions;

•	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes;

•	a decrease in the affordability of homes;

•	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and/or

•	acts of God, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets.
Seasonal fluctuations in the residential real estate brokerage and relocation businesses could adversely affect our business.
The residential real estate brokerage and relocation businesses are subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first and fourth quarters of every year. If the housing market does not experience a sustained recovery, we may be required to seek additional sources of working capital for our future liquidity needs. There can be no assurance that we would be able to obtain additional financing on acceptable terms or at all.
A decline or lack of sustained growth in the number of homesales and/or prices would adversely affect our revenues and profitability.
A decline or lack of sustained growth in existing homesales, insufficient or fluctuating levels of homesale inventory, stagnation or a decline in home prices or a decline in commission rates charged by brokers would adversely affect our results of operations by reducing the royalties we receive from our franchisees and company owned brokerages, reducing the commissions our company owned brokerage operations earn, reducing the demand for our title and settlement services and reducing the referral fees earned by our relocation services business. For example, for 2012, a 100 basis point (or 1%) decline in either our homesale sides or the average selling price of closed homesale transactions, with all else being equal, would have decreased EBITDA by $12 million for our Real Estate Franchise Services and our Company Owned Real Estate Brokerage Services segments on a combined basis.
Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.
Our business and operations and those of our franchisees are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the world economy.
The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could materially and adversely affect our business, financial condition and results of operations.
A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism which could have a material adverse effect on our financial condition and our results of operations.
Tightened mortgage underwriting standards could continue to reduce homebuyers' ability to access the credit markets on reasonable terms.
During the past several years, many lenders have significantly tightened their underwriting standards, and many subprime and other alternative mortgage products have become less available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets important to our higher value and luxury brands, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.
Potential reform of Freddie Mac and Fannie Mae or a reduction in U.S. government support for the housing market could have a material impact on our operations.
Numerous pieces of legislation seeking various types of changes for GSEs have been introduced in Congress to reform the U.S. housing finance market, including, among other things, changes designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. In August 2012, the U.S. Treasury announced modifications to its preferred stock investments in these entities that are aimed at winding these entities down through an orderly process. Legislation, if enacted, or further regulation which curtails Freddie Mac and/or Fannie Mae's activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry, any of which could have a materially adverse effect on the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken.
At present, the U.S. government also is attempting, through various avenues, to increase loan modifications for home owners with negative equity. There can be no assurance that these measures or any other governmental action will support a sustained recovery in the housing market.
The Dodd-Frank Act and other financial reform legislation may, among other things, result in new rules and regulations that may adversely affect the housing industry.
On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes new standards and practices for mortgage originators, including:

•	determining a prospective borrower's ability to repay their mortgage;

•	removing incentives for higher cost mortgages;

•	prohibiting prepayment penalties for non-qualified mortgages;

•	prohibiting mandatory arbitration clauses;

•	requiring additional disclosures to potential borrowers; and

•	restricting the fees that mortgage originators may collect.
These standards and practices, and the recent regulations promulgated under the Dodd-Frank Act, include limitations, which are scheduled to become effective in 2014, on the amount that a mortgage originator may receive in fees with respect to a “qualified mortgage,” including fees received by affiliates of the mortgage originator. To qualify as a "qualified mortgage," the total fees charged by a mortgage originator may not exceed 3% of the principal of the mortgage. To the extent a loan is not a "qualified mortgage," the loan originator may be required to retain a portion of the economic interest in the credit risk associated with the mortgages they originate. Such limitation could adversely affect the fees received by TRG, as provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans.
While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could:

•	materially and adversely affect the mortgage and housing industries;

•	result in heightened federal regulation and oversight of the mortgage and housing industries;

•	increase down payment requirements,

•	increase mortgage costs and, as a result, limit mortgage availability,

•	curtail affiliated business transactions; and/or

•	result in increased costs and potential litigation for housing market participants.
Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae and Freddie Mac and other GSEs and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Substantial reduction in, or the elimination of, GSE demand for mortgage loans could have a material adverse effect on the mortgage industry and the housing industry in general and these provisions may reduce the availability of mortgages to certain individuals.
Monetary policies of the federal government and its agencies may have a material impact on our operations.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board's policies affect the real estate market through their effect on interest rates as well as the pricing on our interest-earning assets and the cost of our interest-bearing liabilities.
We are negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower mortgage rather than sell their home and a pay a higher mortgage with the purchase of another home, and potential home buyers choose to rent rather than pay higher mortgage rates. An increase in mortgage rates could also reduce the number of homesale refinancing transactions. Changes in the Federal Reserve Board's policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

Interest rates are at historic lows and when those rates increase they may have varying degrees of impact on our business depending on the rate or pace of the rising rates.
Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could continue to adversely affect our revenues and profitability.
Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions in the country. For the year ended December 31, 2011, NRT realized approximately 64% of its revenues from California (28%), the New York metropolitan area (25%) and Florida (11%). For the year ended December 31, 2012, NRT realized approximately 63% of its revenues from California (29%), the New York metropolitan area (24%) and Florida (10%). A downturn in residential real estate demand or economic conditions that is concentrated in these regions could result in a decline in NRT's total gross commission income and profitability disproportionate to the downturn experienced throughout the U.S. and could have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have a disproportionate adverse effect on our title and settlement services business as well. A downturn in residential real estate demand or economic conditions in these states could continue to result in a decline in our overall revenues and have a material adverse effect on us.
NRT has a significant concentration of transactions at the higher end of the U.S. real estate market. A shift in NRT's mix of property transactions from the high range to lower and middle range homes would adversely affect the average price of NRT's closed homesales.
Our financial results are affected by the operating results of franchisees.
Our real estate franchise services segment receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of our real estate franchise services segment are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees' financial results may worsen and our royalty revenues may decline. Gross closed commission income of our new franchisees may never materialize and accordingly we may not receive any material royalty revenues from new franchisees. In addition, we may have to increase our bad debt and note reserves. We may also have to terminate franchisees more frequently due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease, and profitability from new franchisees may be lower than in the past due to reduced net royalty rates, non-standard incentives and higher expenses from licensing fees.
Our franchisees and independent sales associates could take actions that could harm our business.
Our franchisees are independent business operators and the sales associates that work with our company owned brokerage operations are independent contractors, and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards, or may not hire and train qualified independent sales associates or employees. If our franchisees and independent sales associates were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations. Improper actions by our franchisees may also lead to direct claims against us based on theories of vicarious liability and negligence.
Additionally, franchisees and independent sales associates may engage or be accused of engaging in unlawful or tortious acts such as, for example, violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our and our brands' image, reputation and goodwill.
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

Clients of our relocation business may terminate their contracts, and clients of our lender channel business at TRG may terminate their relationships with us at any time.
Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client terminates its contract, we will only be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred up to the time of termination. In addition, TRG's lender channel business is highly dependent on our relationships with institutional clients who have not historically entered into contracts with us. If a significant number of our relocation clients terminate their contracts with us or if our relationships with the institutional clients in TRG's lender channel business deteriorate, our results of operations would be materially adversely affected. Our business could also be materially adversely affected if there is a material reduction in the volume of business we receive from these customers.
Loss or attrition among our senior management or other key employees could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our senior management and other key employees. Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, the mix between the fixed and variable compensation we pay our employees, prevailing compensation rates and recruiting efforts of our competitors, which in certain cases, involves the raiding of our employees. If we were to lose key employees and not promptly fill their positions with comparably qualified individuals, our business may be materially adversely affected.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages, may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, negligence and fiduciary duty claims arising from franchising arrangements or company owned brokerage operations, actions against our title company alleging it knew or should have known others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims and employment law claims, including claims challenging the classification of our sales associates as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed and the significant costs of defense. The risks of litigation become magnified, and the costs of settlement increase, in class actions in which the courts grant partial or full certification of a large class. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.
We are reliant upon information technology to operate our business and maintain our competitiveness, and any disruption or reduction in our information technology capabilities could harm our business.
Our business, including our ability to attract employees and independent sales agents, increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (mobile and otherwise) utilized for communications, marketing, productivity tools, lead generation, records of transactions, procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.
In addition, our information technologies and systems and those of our suppliers are vulnerable to breach, damage or interruption from various causes, including: (1) natural disasters, war and acts of terrorism, (2) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (3) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. We maintain certain disaster recovery capabilities for critical functions in most of our businesses, including certain disaster recovery services from third party vendors. We also have certain protections designed to protect against breaches. However, these capabilities may not successfully prevent a disruption to or material adverse effect on our businesses or operations in the event of a disaster, theft of data or other business interruption. Any extended interruption in our technologies or systems or significant breach could significantly curtail our ability to conduct our business and generate revenue. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.
We do not own two of our brands and must manage cooperative relationships with both owners.
The Sotheby's International Realty® and Better Homes and Gardens® Real Estate brands are owned by the companies that founded these brands. We are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the continued cooperation from the owners of those brands and successful protection of those brands. In particular, Sotheby's has the right to approve the international franchisees of, and the material terms of our international franchise agreements governing our relationships with, our Sotheby's franchisees located outside the U.S., which approval cannot be unreasonably withheld or delayed. If Sotheby's unreasonably withholds or delays its approval for new international franchisees, our relationship with them could be disrupted. Any significant disruption of the relationships with the owners of these brands could impede our franchising of those brands and have a material adverse effect on our operations and performance.
The weakening or unavailability of our intellectual property rights could adversely impact our business.
Our trademarks, trade names, domain names, trade dress and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Also, third parties may own rights in similar trademarks. Any unauthorized use of our intellectual property by third parties could reduce any competitive advantage we have developed or otherwise harm our business and brands. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights.
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
Our license agreement with Sotheby's for the use of the Sotheby's International Realty® brand is terminable by Sotheby's prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, (3) a court issues a non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment, or (4) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.
Our license agreement with Meredith Corporation (“Meredith”) for the use of the Better Homes and Gardens® Real Estate brand is terminable by Meredith prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, or (3) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.

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
Under our Operating Agreement with PHH relating to PHH Home Loans, we own a 49.9% equity interest but do not have control of the operations of the joint venture. Rather, our joint venture partner, PHH, is the managing partner of the venture and may make decisions with respect to the operation of the venture, which may harm the joint venture or be contrary to our best interests and may adversely affect our results of operations or equity interest in the joint venture. In addition, our joint venture may be materially adversely impacted by changes affecting the mortgage industry, including but not limited to regulatory changes, increases in mortgage interest rates and decreases in operating margins.
In the event of a termination of our joint venture PHH Home Loans, our earnings derived from the business that had been conducted by the joint venture and the related marketing fees that our franchise segment earns from PHH could be materially adversely affected.
Either party has the right to terminate the joint venture upon the occurrence of certain events, such as a material breach by the other party of any representation, warranty, covenant or other agreement contained in the Operating Agreement, Strategic Relationship Agreement or certain other related agreements that is not cured following any applicable notice or cure period, or the insolvency of the other party. In addition, we may terminate the joint venture at our election by providing two years' prior notice to PHH at any time after January 31, 2015, and PHH may terminate the venture at its election effective January 31, 2030 by notice delivered no earlier than three years, but not later than two years, before such date. Upon any termination of the joint venture by us, we may require that PHH purchases our interest or sells its interest to a buyer designated by us. Upon any termination of the joint venture by PHH, PHH will be entitled to purchase our interest. In each case, the purchase price would be the fair market value of the interest sold.
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
We may experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct.
We issue title insurance policies which provide coverage for real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is typically limited to the first $5,000 of claims on any one policy, though our insurance risk is not limited if we are negligent. The title underwriter which we acquired in January 2006 typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, we typically obtain a reinsurance policy from a national underwriter to reinsure the excess amount. To date, our title underwriter has experienced claims losses that are significantly below the industry average; however, our claims experience could increase in the future, which could negatively impact the profitability of that business. We may also be subject to legal claims or additional claims losses arising from the handling of escrow transactions and closings by our owned titled agencies or our underwriter's independent title agents. We carry errors and omissions insurance for errors made by our company owned brokerage business during the real estate settlement process as well as errors by us related to real estate services. Our franchise agreements also require our franchisees to name us as an additional insured on their errors and omissions and general liability insurance policies. The occurrence of a significant claim in excess of our insurance coverage (including any coverage under franchisee insurance policies) in any given period could have a material adverse effect on our financial condition and results of operations during the period. In addition, insurance carriers may dispute coverage for various reasons and there can be no assurance that all claims will be covered by insurance.
Fraud, defalcation and misconduct by employees are also risks inherent in our business, particularly given our high transactional volumes in our company owned brokerage, title and settlement services and our relocation businesses. We may also from time to time be subject to liability claims based upon the fraud or misconduct of our franchisees. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

In addition, we rely on the collection and use of personally identifiable information from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. The occurrence of a significant claim in excess of our insurance coverage in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personally identifiable information, our customers, such as our Cartus corporate or affinity clients, could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential home buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses. These escrow and trust deposits totaled $330 million at December 31, 2012.
Title insurance regulations limit the ability of our insurance underwriter to pay cash dividends to us.
Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to a certain percentage of the insurance subsidiary's surplus, or 100% of statutory operating income for the previous calendar year. These restrictions could limit our ability to receive dividends from our insurance underwriter, make acquisitions or otherwise grow our business.
We may be unable to continue to securitize certain of our relocation assets, which may adversely impact our liquidity or limit the scope of our relocation business.
At December 31, 2012, $261 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of our relocation services business under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. The securitization markets have experienced, and may again experience, significant disruptions which may have the effect of increasing our cost of funding or reducing our access to these markets in the future. If we are unable to continue to securitize these assets, we may be required to find additional sources of funding which may be on less favorable terms or may not be available at all. In such an event, without alternative sources of liquidity, our relocation segment's operations could be significantly curtailed.
The occurrence of any trigger events under our Apple Ridge securitization facility could cause us to lose funding under that facility and therefore restrict our ability to fund the operation of our U.S. relocation business.
The Apple Ridge securitization facility, which we use to advance funds on behalf of certain clients of our relocation business in order to facilitate the relocation of their employees, contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. The triggering events include but are not limited to: (1) those tied to the age and quality of the underlying assets; (2) a change of control; (3) a breach of our senior secured leverage ratio covenant under our senior secured credit facility if uncured; and (4) the acceleration of indebtedness under our senior secured credit facility, unsecured or secured notes or other material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
We are highly dependent on the availability of the asset-backed securities market to finance the operations of our relocation business, and disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity or results of operations.

Our Apple Ridge securitization facility, as amended in December 2011, matures in December 2013. We could encounter difficulties in renewing this facility and if this source of funding is not available to us for any reason, we could be required to borrow under the revolving credit facility or incur other indebtedness to finance our working capital needs, and there can be no assurance in this regard, or we could require our clients to fund the home purchases themselves, which could have a material adverse effect on our ability to achieve our business and financial objectives.
Competition in the residential real estate and relocation business is intense and may adversely affect our financial performance.
We generally face intense competition in the residential real estate services business.
As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees and our ability to grow our franchisor business is also dependent on the operational and financial success of our franchisees.

•
Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring or prospective franchisees similar products and services to us at rates that are lower than we charge. In addition, we face the risk that currently unaffiliated brokers may not enter into franchise agreements with us because they believe they can compete effectively in the market without the need to license a brand of a franchisor and receive services offered by a franchisor.

•
Our largest national competitors in this industry may have greater financial resources than we do, including greater marketing and technology budgets, and may be less leveraged. Regional and local franchisors provide additional competitive pressure in certain areas. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate.

•
Our ability to succeed as a franchisor is largely dependent on the efforts and abilities of our franchisees to attract and retain independent sales associates, which is subject to numerous factors, including the sales commissions they receive and their perception of brand value. If our franchisees fail to attract and retain successful independent sales associates, our business as a franchisor may be materially adversely affected.

•
Listing aggregators and other web-based real estate service providers may also begin to compete for part of our franchisor service revenue through referral or other fees and could disintermediate our relationships with our franchisees and our franchisees' relationships with their independent sales agents and buyer and sellers of homes.

Our company owned brokerage business, like that of our franchisees, is generally in intense competition. We compete with other national independent real estate organizations, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, and smaller niche companies competing in local areas. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, utilization of technology, personal contacts and brokerage commission.

•	Competition is particularly severe in the densely populated metropolitan areas in which we operate.

•
In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and, while they were negatively impacted by the prolonged downturn in the residential housing market, they may adjust their model and increase their market presence in the future. Listing aggregators and other web-based real estate service providers may also begin to compete for our company owned brokerage business by establishing relationships with independent sales agents and/or buyers and sellers of homes.

•
As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues. Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.49% for the year ended December 31, 2012.

•
We also compete for the services of qualified licensed independent sales associates. Some of the firms competing for sales associates use a different model of compensating agents, in which agents are compensated for the revenue generated by other agents that they recruit to those firms. This business model may be appealing to certain agents and hinder our ability to attract and retain those agents. The ability of our company owned brokerage offices to retain independent sales associates is generally subject to numerous factors, including the sales commissions they receive and their perception of brand value. Competition for sales associates could reduce the commission amounts retained by our

Company after giving effect to the split with independent sales associates and possibly increase the amounts that we spend on marketing.
In our relocation services business, we compete primarily with global and regional outsourced relocation service providers. As the relocation business becomes more global in nature with greater emphasis on relocation of employees throughout the world, we will face greater competition from firms that provide services on a global basis.
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
Our company owned real estate brokerage business must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we do business. These laws and regulations contain general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, our real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business. Although real estate sales agents historically have been classified as independent contractors, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations, may impact industry practices and our Company owned brokerage operations. Real estate licensing laws generally permit brokers to engage sales associates as independent contractors but require that the broker supervise their activities. Several of our pending litigation matters include claims alleging to employee misclassification and non-compliance with wage and hour regulations, and an adverse outcome in any such litigation could harm our business and financial condition.
Our company owned real estate brokerage business, our relocation business, our mortgage origination joint venture, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with the Real Estate Settlement Procedures Act (“RESPA”). RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from HUD to the new CFPB and it is possible that the practice of HUD taking very expansive readings of RESPA will continue or accelerate at the CFPB creating increased regulatory risk.
Our title insurance business also is subject to regulation by insurance and other regulatory authorities in each state in which we provide title insurance. State regulations may impede or impose burdensome conditions on our ability to take actions that we may want to take to enhance our operating results.
There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business. In addition, any adverse changes in regulatory interpretations, rules and laws that would place additional limitations or restrictions on affiliated transactions could have the effect of limiting or restricting collaboration among our business units. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations.
Regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.
We are also, to a lesser extent, subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;

•	various state and federal privacy laws protecting consumer data;

•	the USA PATRIOT Act;

•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

•	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;

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

•	the Affiliated Marketing Rule, which prohibits or restricts the sharing of certain consumer credit information among affiliated companies without notice and/or consent of the consumer;

•	the Fair Housing Act;

•	laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act, that impose sanctions on improper payments;

•	laws and regulations in jurisdictions outside the United States in which we do business;

•	increases in state, local or federal taxes that could diminish profitability or liquidity;

•	consumer fraud statutes that are broadly written; and

•	laws protecting the elderly.
Our failure to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions and/ or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.
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
We may not have the ability to complete future acquisitions.
At varying times, we have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. Our company owned brokerage business has completed over 375 acquisitions since its formation in 1997 and, in 2004, we acquired the Sotheby's International Realty® residential brokerage business and entered into an exclusive license agreement for the rights to the Sotheby's International Realty® trademarks which are used in the Sotheby's International Realty® franchise system. In January 2006, we acquired our title insurance underwriter and certain title agencies. In addition, in 2010, we expanded the Cartus global footprint through the acquisition of Primacy. As a result of these and other acquisitions, we have derived a substantial portion of our growth in revenues and net income from acquired businesses. The success of our future acquisition strategy will continue to depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and to finance and complete these transactions and for target companies to find our acquisition proposals more favorable than those made by companies with which we compete.
We may not realize anticipated benefits from future acquisitions.
Integrating acquired companies involves complex operational and personnel related challenges. Future acquisitions may present similar challenges and difficulties, including:

•	the possible defection of a significant number of employees and independent sales associates;

•	increased amortization of intangibles;

•	the disruption of our respective ongoing businesses;

•	possible inconsistencies in standards, controls, procedures and policies;

•	the failure to maintain important business relationships and contracts;

•	unanticipated costs of terminating or relocating facilities and operations;

•	unanticipated expenses related to integration; and

•	potential unknown liabilities associated with acquired businesses.
A prolonged diversion of management's attention and any delays or difficulties encountered in connection with the integration of any business that we have acquired or may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.
We may be unable to maintain anticipated cost savings and other benefits from our restructuring activities.
We have achieved cost savings from various restructuring initiatives targeted at reducing costs and enhancing organizational effectiveness while consolidating existing processes and facilities. We may not be able to maintain these cost savings and other benefits in the future.
Our international operations are subject to risks not generally experienced by our U.S. operations.
Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international franchisees and master franchisees. For the year ended December 31, 2012, revenues from these operations represented approximately 3% of our total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;

•	exposure to local economic conditions and local laws and regulations, including those relating to our employees;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	onerous employment laws;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operation;

•	foreign exchange restrictions;

•	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;

•	changes in foreign taxation structures;

•	compliance with the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or similar laws of other countries; and

•	data protection and privacy laws.
We may incur substantial and unexpected liabilities arising out of our pension plan.
We have a defined benefit pension plan for which participation was frozen as of July 1, 1997, however, the plan is subject to minimum funding requirements. Although the Company to date has met its minimum funding requirements, the pension plan represents a liability on our balance sheet and will generate substantial cash requirements for us, which may increase beyond our expectations in future years based on changing market conditions. For example, as of the end of the fiscal year ended December 31, 2012, for financial reporting purposes, we estimated that required cash contributions will be between $8 million and $9 million each year for the next five years and approximately $48 million over the succeeding five years. In addition, changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our pension plan and cause volatility in the future funding requirements of the plan.

Our ability to use our net operating losses ("NOLs") and other tax attributes may be limited.
Our ability to utilize NOLs and other tax attributes could be limited by the "ownership change" we underwent within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as a result of the sale of our common stock in our initial public offering and the related transactions. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. Pursuant to rules under Section 382 of the Code and a published Internal Revenue Service (the “IRS”) notice, a company's “net unrealized built-in gain” within the meaning of Section 382 of the Code may reduce the limitation on such company's ability to utilize NOLs resulting from an ownership change. Although there can be no assurance in this regard, we believe that the limitation on our ability to utilize our NOLs resulting from our ownership change should be significantly reduced as a result of our net unrealized built-in gain. Even assuming we are able to use our unrealized built-in gain, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.
We are responsible for certain of Cendant's contingent and other corporate liabilities.
Under the Separation and Distribution Agreement dated July 27, 2006 the (“Separation and Distribution Agreement”) among Realogy Group, Cendant Corporation (“Cendant”), which changed its name to Avis Budget Group, Inc. (“Avis Budget”) in August 2006, Wyndham Worldwide Corporation (“Wyndham Worldwide”) and Travelport Inc. (“Travelport”), and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement dated as of July 28, 2006, as amended (the “Tax Sharing Agreement”), among Realogy Group, Wyndham Worldwide and Travelport, Realogy Group and Wyndham Worldwide have each assumed and are generally responsible for 62.5% and 37.5%, respectively, of certain of Cendant's contingent and other corporate liabilities not primarily related to the businesses of Travelport, Realogy Group, Wyndham Worldwide or Avis Budget Group. The due to former parent balance was $69 million at December 31, 2012 and represents Realogy Group's accrual of its share of potential Cendant contingent and other corporate liabilities.
If any party responsible for Cendant contingent and other corporate liabilities were to default in its payment, when due, of any such assumed obligations related to any such contingent and other corporate liability, each non-defaulting party (including Cendant) would be required to pay an equal portion of the amounts in default. Accordingly, Realogy Group may, under certain circumstances, be obligated to pay amounts in excess of its share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.
Although we have resolved various Cendant contingent and other corporate liabilities and have established reserves for most of the remaining unresolved claims of which we have knowledge, adverse outcomes from the unresolved Cendant liabilities for which Realogy Group has assumed partial liability under the Separation and Distribution Agreement could be material with respect to our earnings or cash flows in any given reporting period.
Risks Relating to our Indebtedness
Our significant indebtedness and interest obligations could prevent us from meeting our obligations under our debt instruments and could adversely affect our ability to fund our operations, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities.
We are significantly encumbered by our debt obligations. As of December 31, 2012, our total debt, excluding our securitization obligations, was $4,366 million (without giving effect to outstanding letters of credit under our senior secured credit facility). Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations. While we intend to use a substantial portion of future free cash flow generation to reduce our outstanding indebtedness, there can be no assurance that we will be able to generate free cash flow from operations or reduce the level of our indebtedness in the future.
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

•	it exposes us to the risk of increased interest rates because a portion of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may cause a downgrade of our debt and long-term corporate ratings;

•	it may limit our ability to attract acquisition candidates or to complete future acquisitions;

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
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities and from drawings on our revolving credit facilities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or meet our operating expenses.
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
We will continue to evaluate potential financing transactions. There can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
An event of default under our senior secured credit facility or the indentures governing our other material indebtedness would adversely affect our operations and our ability to satisfy obligations under our indebtedness.
The senior secured credit facility contains restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing four quarter Adjusted EBITDA. Our senior secured leverage ratio may not exceed 4.75 to 1.0 and for the twelve months ended December 31, 2012, we were in compliance with the senior secured leverage ratio covenant with a ratio of 3.30 to 1.0. Total senior secured debt, for purposes of this ratio, does not include the First and a Half Lien Notes and other indebtedness that is unsecured or secured by a lien on our assets pari passu or junior in priority to the liens securing the First and a Half Lien Notes, including our securitization obligations or the Unsecured Notes.

If we are unable to maintain compliance with the senior secured leverage ratio covenant or other restrictive covenants and we fail to remedy or avoid a default as permitted under the senior secured credit facility, there would be an “event of default” under the senior secured credit facility.
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

If we were unable to repay the amounts outstanding under our senior secured credit facility or meet our payment obligations with respect to the First Lien Notes and the First and a Half Lien Notes, the lenders and holders of such debt under our senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility and the First Lien Notes and the First and a Half Lien Notes. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under our senior secured credit facility or holders of the First Lien Notes and/or the First and a Half Lien Notes accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. In the future, we may need to seek new financing, or explore the possibility of amending the terms of our senior secured credit facility, and we may not be able to do so on commercially reasonable terms, or terms that are acceptable to us, if at all.
In addition, if an event of default is continuing under our senior secured credit facility, the indentures governing the Unsecured Notes, the First Lien Notes, the First and a Half Lien Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and amortization of, our Apple Ridge Funding LLC securitization program.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
At December 31, 2012, $1,932 million of our borrowings under our senior secured credit facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase from their current historically low rates, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2012.
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
Our senior secured credit facility and the indentures governing the Extended Maturity Notes, the 12.375% Senior Subordinated Notes, the First Lien Notes and the First and a Half Lien Notes contain, and any future indebtedness we incur may contain, various covenants and conditions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and, with respect to the Senior Subordinated Notes, senior to such Senior Subordinated Notes;

•	pay dividends or make distributions to Realogy Group's stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of Realogy Group's subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of Realogy Group's and its material subsidiaries' assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•
prepay, redeem or repurchase the Unsecured Notes, the First Lien Notes, the First and a Half Lien Notes and debt that is junior in right of payment to loans under the senior secured credit facility, the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.
Risks Related to an Investment in Our Common Stock
The price of our common stock may fluctuate significantly.
The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including those described above and the following:

•
sales of common stock by us, Apollo, or members of our management team, including but not limited to resales under Rule 144 following expiration of the lock up agreements that were entered into in connection with our initial public offering or pursuant to registered public offerings;

•	sales of common stock by other holders of our common stock subject to lock-up arrangements, upon the expiration of such arrangements and other transfer restrictions;

•	our operating and financial performance and prospects, including but not limited to the incurrence of additional indebtedness or other adverse changes relating to our debt;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services, including the condition of the U.S. residential housing market;

•	future announcements concerning our business or our competitors' businesses;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation;

•	housing and mortgage finance markets;

•	changes in demographics relating to housing such as household formation;

•	changing consumer attitudes concerning home ownership;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	adverse resolution of new or pending litigation against us;

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events; and

•	material weakness in our internal controls over financial reporting.
These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
Apollo effectively controls us and its interests may conflict with or differ from your interests as a stockholder.
As of February 21, 2013, funds affiliated with Apollo indirectly beneficially owned approximately 45% of our common stock. As a result, Apollo has the power to strongly influence or effectively control the election of our directors. Therefore, Apollo effectively will have the ability to prevent any transaction that requires the approval of our Board of Directors or our stockholders, including the approval of significant corporate transactions such as restructurings, mergers and the sale of substantially all of our assets and so long as they continue to own a significant amount of our common stock, Apollo will continue to be able to significantly influence or effectively control our decisions. In addition, so long as Apollo holds at least

25% of the voting power of our outstanding shares of common stock, a majority of the directors designated to the Board of Directors by Apollo must approve certain of our significant business decisions.
Additionally, under the Securityholders Agreement dated as of October 12, 2012 between Realogy Holdings and funds affiliated with Apollo that indirectly beneficially own our common stock (the "Apollo Securityholders Agreement"), so long as these Apollo funds beneficially own (i) at least 30% but less than 50% of the voting power of the outstanding common stock, Apollo has the right to designate four directors, (ii) at least 20% but less than 30% of the voting power of the outstanding common stock, Apollo has the right to designate three directors and (iii) at least 10% but less than 20% of the voting power of the outstanding common stock, Apollo has the right to designate two directors.
The interests of Apollo could conflict with or differ from the interests of holders of our common stock and other securities. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that may otherwise be viewed favorably by our securityholders. In addition, pursuant to our amended and restated certificate of incorporation, Apollo, and any of our directors who are affiliated with Apollo, will continue to have the right to, and will have no duty to abstain from exercising such right to, conduct business with any business that is competitive or in the same line of business as us, do business with any of our clients, customers or vendors, or make investments in the kind of property in which we may make investments. Apollo is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our common stock, Apollo will continue to be able to strongly influence or effectively control our decisions.
Texas insurance laws and regulations may delay or impede purchases of our common stock.
The insurance laws and regulations of Texas, the jurisdiction in which our title insurance underwriter subsidiary is domiciled, generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Generally, any person acquiring beneficial ownership of 10% or more of our voting securities would be presumed to have acquired indirect control of our title insurance underwriter subsidiary unless the Texas Department of Insurance, upon application, determines otherwise. Apollo and Paulson & Co. Inc., on behalf of several investment funds and accounts managed by it (together with such investment funds and accounts, "Paulson") have previously received approvals for their current holdings from the Texas Department of Insurance. Certain purchasers of our common stock could be subject to similar approvals which could significantly delay or otherwise impede their ability to complete such purchase.
We have no plans to pay regular dividends on our common stock, so stockholders may not receive funds without selling their common stock.
We have no plans to pay regular dividends on our common stock and anticipate that a significant amount of any free cash flow generated from our operations will be utilized to redeem or prepay outstanding indebtedness and accordingly would not be available for dividends. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant.
Certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us. Furthermore, we will be permitted under the terms of our debt instrument to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our common stock.
Future sales or the perception of future sales of a substantial amount of our common stock may depress the price of shares of our common stock, including in connection with the expiration of the lock-up agreements entered into in connection with our initial public offering.
Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. A substantial portion of our common stock, including the shares held by Apollo and Paulson, may be sold into the public market upon the expiration of the lock-up agreements signed by Apollo, Paulson, our management and other significant stockholders.  In addition, we may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances or sales of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.
Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation, amended and restated bylaws and the Apollo Securityholders Agreement may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

•	classify our Board of Directors so that only some of our directors are elected each year;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	delegate the sole power to a majority of the Board of Directors to fix the number of directors;

•	provide the power of our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•	eliminate the ability of stockholders to call special meetings of stockholders;

•	prohibit stockholders from acting by written consent if less than a majority of the voting power of our outstanding common stock is controlled by Apollo;

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•
provide that the approval of a majority of the directors designated to the Board of Directors by Apollo will be required for certain change of control transactions until such time as Apollo no longer controls at least 25% of the voting power of our outstanding common stock.

The foregoing factors, as well as the significant common stock ownership by funds affiliated with Apollo, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock and your ability to realize any potential change-in-control premium.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.
Item 2.    Properties.
Corporate headquarters. Our corporate headquarters is located in leased offices at One Campus Drive in Parsippany, New Jersey. The lease expires in October 2013. We recently entered into a lease for a new corporate headquarters at 175 Park Avenue, Madison, New Jersey, with a term of 17 years. We expect to take occupancy of the new headquarters in the next several months and expect the lease to commence at that time. The new lease consists of approximately 270,000 square feet and the payment of base rent will begin around June 2014 (18 months after the lease commencement date).

Real estate franchise services. Our real estate franchise business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey.
Company owned real estate brokerage services. As of December 31, 2012, our company owned real estate brokerage segment leases approximately 5.0 million square feet of domestic office space under approximately 910 leases. Its corporate headquarters and one regional headquarters are located in leased offices at One Campus Drive, Parsippany, New Jersey. As of December 31, 2012, NRT leased six facilities serving as regional headquarters, 21 facilities serving as local administration, training facilities or storage, and approximately 710 brokerage sales offices under approximately 825 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of one to five years. In addition, there are 57 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.
Relocation services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in 2015. There are leased offices in the U.S., located in Lisle, Illinois; Irving, Texas; Omaha, Nebraska; Memphis, Tennessee; Folsom, California; Irvine, California; and St. Louis Park, Minnesota. International offices include leased facilities in the United Kingdom, Hong Kong, Singapore, China, Germany, France, Switzerland, Canada and the Netherlands.
Title and settlement services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in 2021, and two satellite Mount Laurel facilities under leases expiring in 2014.  As of December 31, 2012, this business also has leased regional and branch offices in 24 states and Washington, D.C.
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
Barasani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Barasani filed a putative class action complaint in Los Angeles Superior Court, California against Coldwell Banker Residential Brokerage Company alleging that the company had misclassified all of its sales associates as independent contractors when they were actually employees. The complaint further alleges that, because of the misclassification, the company has violated several sections of the Labor Code including Section 2802 for failing to reimburse plaintiff and the class for business related expenses and Section 226 for failing to keep proper records. The complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales agents. The court issued an order staying most of the proceedings until the next status conference in May 2013. Accordingly, the Company has yet to file an answer or other responsive pleading to the complaint.
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
Legal—Cendant Corporate Litigation
Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy Group, Wyndham Worldwide and Travelport, each of Realogy Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy Group, Wyndham Worldwide, Travelport and/or Cendant’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from Cendant.
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at December 31, 2012.
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
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLGY". As of February 22, 2013, the number of stockholders of record was 162. The following table sets forth the quarterly high and low sales prices per share of RLGY common stock as reported by the NYSE, from October 11, 2012, the date on which our common stock began trading on the NYSE, through December 31, 2012:

2012	High	Low
Fourth Quarter (from October 11, 2012)	$42.16	$32.50
Dividend Policy
We do not currently anticipate paying dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. See “Item 1A.—Risk Factors—Risks Related to an Investment in Our Common Stock—We have no plans to pay regular dividends on our common stock, so stockholders may not receive funds without selling their common stock.” Because Realogy Holdings is a holding company and has no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of our indebtedness restrict our subsidiaries from paying dividends to us. Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policyholders. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As a result, we may not pay dividends according to our policy or at all, if, among other things, we do not have sufficient cash to pay the intended dividends, if our financial performance does not achieve expected results or the terms of our indebtedness prohibit it.
Stock Performance Graph
The stock performance graph set forth below is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Securities and Exchange Commission.
The following graph compares Realogy's cumulative total shareholder return with the cumulative total return of the S&P 500 index and a peer group of companies. Since Realogy is the preeminent and most integrated provider of residential real estate services in the U.S., as well as the largest franchisor of residential real estate brokerages in the world, we selected a group of franchising companies and real estate related companies as a peer group.  The cumulative total shareholder return for the index as well as the peer group excludes the reinvestment of dividends since Realogy did not pay a dividend in this reporting period. The graph assumes that the value of the investment in the Company's common shares, the index and the peer group was $100 on October 11, 2012 and updates the value through December 31, 2012.

Item 6.    Selected Financial Data.
The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the year ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our consolidated financial statements not included elsewhere herein.
Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions and results of operations of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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

	As of or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except operating statistics)
Statement of Operations Data:
Net revenue	$4,672	$4,093	$4,090	$3,932	$4,725
Total expenses	5,235	4,526	4,084	4,266	6,806
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(563)	(433)	6	(334)	(2,081)
Income tax expense (benefit)	39	32	133	(50)	(345)
Equity in (earnings) losses of unconsolidated entities	(62)	(26)	(30)	(24)	28
Net loss	(540)	(439)	(97)	(260)	(1,764)
Less: Net income attributable to noncontrolling interests	(3)	(2)	(2)	(2)	(1)
Net loss attributable to Realogy	$(543)	$(441)	$(99)	$(262)	$(1,765)
Earnings (loss) per share attributable to Realogy Holdings:
Basic loss per share	(14.41)	(55.01)	(12.35)	(32.71)	$(220.49)
Diluted loss per share	(14.41)	(55.01)	(12.35)	(32.71)	$(220.49)
Weighted average common and common equivalent shares used in:
Basic	37.7	8.0	8.0	8.0	8.0
Diluted	37.7	8.0	8.0	8.0	8.0
Balance Sheet Data:
Cash and cash equivalents	$376	$143	$192	$255	$437
Securitization assets (a)	309	366	393	364	845
Total assets	7,445	7,350	7,569	7,581	8,452
Securitization obligations	261	327	331	305	703
Long-term debt, including short term portion	4,366	7,150	6,892	6,706	6,760
Equity (deficit)	1,519	(1,499)	(1,063)	(972)	(731)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Statistics:
Real Estate Franchise Services (b)
Closed homesale sides (c)	988,624	909,610	922,341	983,516	995,622
Average homesale price (d)	$213,575	$198,268	$198,076	$190,406	$214,271
Average homesale brokerage commission rate (e)	2.54%	2.55%	2.54%	2.55%	2.52%
Net effective royalty rate (f)	4.63%	4.84%	5.00%	5.10%	5.12%
Royalty per side (g)	$262	$256	$262	$257	$287
Company Owned Real Estate Brokerage Services (h)
Closed homesale sides (c)	289,409	254,522	255,287	273,817	275,090
Average homesale price (d)	$444,638	$426,402	$435,500	$390,688	$479,301
Average homesale brokerage commission rate (e)	2.49%	2.50%	2.48%	2.51%	2.48%
Gross commission income per side (i)	$11,826	$11,461	$11,571	$10,519	$12,612
Relocation Services
Initiations (j)	158,162	153,269	148,304	114,684	136,089
Referrals (k)	79,327	72,169	69,605	64,995	71,743
Title and Settlement Services
Purchasing title and closing units (l)	105,156	93,245	94,290	104,689	110,462
Refinance title and closing units (m)	89,220	62,850	62,225	69,927	35,893
Average price per closing unit (n)	$1,362	$1,409	$1,386	$1,317	$1,500
_______________

(a)
Represents the portion of relocation receivables and advances, relocation properties held for sale and other related assets that collateralize our securitization obligations. Refer to Note 8, “Short and Long-Term Debt” in the consolidated financial statements for further information.

(b)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.

(c)	A closed homesale side represents either the “buy” side or the “sell” side of a homesale transaction.

(d)	Represents the average selling price of closed homesale transactions.

(e)	Represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction.

(f)
Represents the average percentage of our franchisees’ commission revenue (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, we believe excluding such incentives from the net effective royalty rate provides a more meaningful average for typical franchisees. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of these non-standard incentives on the net effective royalty rate will decrease accordingly. The inclusion of these non-standard incentives would reduce the net effective royalty rate by approximately 16 basis points for the year ended December 31, 2012.

(g)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.

(h)
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

(i)
Represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing and property management transactions.

(j)
Represents the total number of transferees served by the relocation services business. The amounts presented for the year ended December 31, 2010 include 26,087 initiations as a result of the acquisition of Primacy in January 2010.

(k)
Represents the number of referrals from which we earned revenue from real estate brokers. The amounts presented for the year ended December 31, 2010 include 4,997 referrals as a result of the acquisition of Primacy in January 2010.

(l)	Represents the number of title and closing units processed as a result of home purchases.

(m)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans.

(n)	Represents the average fee we earn on purchase title and refinancing title units.

In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements" and "Item 1A.—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby’s International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2012, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 238,900 independent sales associates (which included approximately 41,300 independent sales agents working with our company owned brokerage offices) operating under our franchise and proprietary brands in the U.S. and 101 other countries and territories around the world. We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide a license to use the brand names and provide certain systems and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates. Such systems and tools include national and local marketing programs, listing and agent-recruitment tools, including technology, education and purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. In addition to royalties received from our independently owned franchisees, our Company Owned Real Estate Brokerage Services segment pays royalties to the Real Estate Franchise Services segment. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon closing of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party's country or region or a direct franchising model in the case of Sotheby's International Realty. Under the master franchise model, we typically enter into long term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. Royalty increases or decreases are recognized with little corresponding increase or decrease in expenses due to the operating efficiency within the franchise operations.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby’s International Realty®, ERA® and CitiHabitats brand names. As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to independent real estate agents, which are recognized concurrently with associated revenues. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans, our home mortgage venture with PHH. PHH Home Loans is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless exclusivity is waived by PHH). We also assist landlords and tenants through property management services.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services. We provide these relocation services to corporate clients for the transfer of their employees and members of affinity clients. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either the value per the underlying third party buyer contract with the transferee, which results in no gain or loss, or the appraised value as determined by independent appraisers. We earn revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral fee or commission, which is recognized at the time of completion of services. In addition, we generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate or London Interbank Offer Rate ("LIBOR") and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations.

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business. We provide title and closing services (also known as settlement services), which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. We provide many of these services to third party clients in connection with transactions generated by our Company Owned Real Estate Brokerage and Relocation Services segments as well as various financial institutions in the mortgage lending industry. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.

October 2012 Initial Public Offering and Related Transactions
In October 2012, the Company issued 46 million shares of common stock and raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. The net proceeds have been primarily utilized to prepay or redeem outstanding indebtedness. In conjunction with the closing of the offering, holders of $2,110 million of Convertible Notes converted all of their Convertible Notes into approximately 81.0 million shares of common stock. Certain of these holders, upon conversion of their Convertible Notes, were issued approximately 9.7 million additional shares of common stock (representing 0.125 shares for each share received upon conversion) pursuant to letter agreements with the Company resulting in a non-cash charge of $256 million related to the issuance of these shares of common stock. Holders of $1,901 million of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semi-annual interest payment date received a cash fee of approximately $105 million upon conversion (attributable to the semi-annual interest payment).
After giving effect to the application of proceeds from the initial public offering and conversion of our Convertible Notes, our outstanding indebtedness was reduced by approximately $2.9 billion including:

•	the conversion of all $2,110 million of the Convertible Notes;

•	the repayment of $650 million of Second Lien Loans;

•	the repayment of $50 million of other bank indebtedness;

•	the redemption of $64 million of 10.50% Senior Notes due 2014: and

•	the redemption of $41 million of 11.00%/11.75% Senior Toggle Notes due 2014.
Separately, using cash from operations, we repaid $50 million of other bank indebtedness in the fourth quarter of 2012. The elimination of this indebtedness resulted in a significant reduction of our annualized interest expense.
As previously disclosed, we intend to use the remaining IPO proceeds to redeem all $190 million of 12.375% Senior Subordinated Notes due 2015 at par when we are permitted to redeem such notes in the second quarter of 2013, as well as all $10 million of 13.375% Senior Subordinated Notes due 2018 at a 106.7% premium. The redemption of this indebtedness is expected to occur during the second quarter of 2013 and would reduce our annualized interest expense further by approximately $25 million.
In addition to the reduction of our outstanding indebtedness and future interest payments in connection with the initial public offering and related transactions, we believe that we are experiencing the beginning of a recovery in the residential real estate market. As discussed under the heading “Current Industry Trends,” we have seen improvement in affordability and an increase in homesale sides at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment; however, we cannot predict the duration or strength of the recovery or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. If the residential real estate market or the economy as a whole does not improve, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
April 2007 Merger Agreement with Affiliates of Apollo
On April 10, 2007, Realogy Holdings, then wholly owned by affiliates of Apollo Management VI, L.P. ("Apollo Management"), an entity affiliated with Apollo Global Management, LLC, acquired the outstanding shares of Realogy Group pursuant to the merger of Domus Acquisition Corp. (a wholly owned subsidiary of Realogy Holdings) with and into Realogy Group, with Realogy Group being the surviving entity (the “Merger”). All of Realogy Group’s issued and outstanding equity of Intermediate is held directly by Realogy Intermediate, which is a direct, wholly owned subsidiary of Realogy Holdings.
Realogy Group incurred substantial indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate merger consideration, repay a portion of Realogy Group’s then outstanding indebtedness and pay fees and expenses related to the Merger. Specifically, Realogy Group entered into the senior secured credit facility, issued unsecured notes and refinanced the credit facilities governing our relocation securitization programs. In addition, investment funds affiliated with, or co-investment vehicles managed by, Apollo Management (collectively, "Apollo"), as well as members of management who purchased Realogy Holdings common stock with cash or through rollover equity, contributed $2,001 million to Realogy Group to complete the Merger transactions, which was treated as a contribution to Realogy Group’s equity.
In connection with the Merger, Apollo Management entered into a management fee agreement with Realogy Group pursuant to which Apollo Management and its affiliates provided certain management consulting services to Realogy Group. The term of the agreement was through the end of 2016. Realogy Group paid Apollo Management an annual management fee for this service of $15 million, plus out-of-pocket costs and expenses in connection therewith. In connection with the Realogy Holdings initial public offering, we entered into an agreement with Apollo Management to terminate the management fee agreement upon consummation of the offering. Pursuant to the termination agreement, as amended in December 2012, Realogy Group paid Apollo (i) a termination fee of $39 million in cash, $24 million of which was paid in December 2012 and the $15 million balance was paid in January 2013 and (ii) its previously accrued 2011 annual management fee of $15 million in December 2012. Under the termination agreement, Apollo waived its 2012 annual management fee. We have no further obligations with respect to the payment of any fees pursuant to the management fee agreement.
July 2006 Separation from Cendant
Realogy Group was incorporated on January 27, 2006 to facilitate a plan for Cendant to separate into four independent companies—one for each of Cendant’s real estate services, travel distribution services (“Travelport”), hospitality services (including timeshare resorts) (“Wyndham Worldwide”) and vehicle rental businesses (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy Group and, on July 31, 2006, Cendant distributed all of the shares of Realogy Group’s common stock held by the holders of Cendant common stock (the “Separation”). The Separation was effective on July 31, 2006.
Before the Separation, Realogy Group entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for Realogy Group’s relationships with Cendant and Cendant’s other businesses after the Separation. These agreements govern the relationships among Realogy Group, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among Realogy Group, Cendant, Wyndham Worldwide and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to the Separation. Matters governed by these agreements have been substantially concluded other than the resolution of certain Cendant tax and other liabilities attributable to periods prior to the Separation.
Current Industry Trends
Our businesses compete primarily in the domestic residential real estate market. This market is cyclical in nature and we believe that we are experiencing the beginning of a recovery after having been in a significant and prolonged downturn, which began in the second half of 2005. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. Despite economic headwinds that particularly impacted the housing market, according to NAR, the number of existing homesale transactions from 2008 to 2011 were in the 4.1 to 4.3 million range on an annual basis. During 2012, the housing industry experienced the beginning of a recovery. According to NAR, existing homesale transactions and median existing homesale price increased 9% and 6%, respectively, in 2012 compared to 2011. We believe the growth in 2012 was due to lower interest rates, lower foreclosure activity, high affordability of home ownership and satisfying demand that has built up during a period of economic uncertainty.

According to NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The annual composite housing affordability index was 194 for 2012 compared to 186 for 2011 and 172 for 2010. The overall improvement in this index could continue to favorably impact the housing recovery. In addition, as rental prices have recently continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
According to NAR, the inventory of existing homes for sale is 1.8 million homes at December 2012 and the inventory level has trended down from a record 4.0 million homes in July 2007, and is 21.1% below December 2011. The December 2012 inventory represents a supply of 4.5 months at the current sales pace. The inventory supply in certain markets is at or below a more typical level and is acting as a stabilizing force on home prices. In addition, in many markets there are low levels of inventory at certain price points, which could limit sales activity over the near term.
Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, interest rates on commitments for 30-year, conventional, fixed-rate first mortgages have decreased from 5.3% in December 2008 to 3.4% in December 2012. Continuing constraints on the housing market include conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions have tightened significantly during this housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. As a result, mortgages are less available to borrowers and it frequently takes longer to close a homesale transaction due to the enhanced mortgage and underwriting requirements.
Homesales
According to NAR, existing homesale transactions for 2012 increased to 4.7 million homes or 9% compared to 2011 despite challenging economic conditions during 2012. For the year ended December 31, 2012, RFG and NRT homesale transactions increased 9% and 14%, respectively, due to an overall pick-up in homebuyer activity compared to 2011. In the fourth quarter of 2012, homesales increased by 14% and 22% at RFG and NRT, respectively, compared to the fourth quarter of 2011. We believe that the increases in this period, which were in excess of NAR's reported increases, were impacted by temporarily heightened activity undertaken by sellers of homes, particularly at the high end (and hence the greater impact on NRT), who desired to complete their homesale prior to anticipated changes in the federal tax rates on capital gains in 2013. The quarterly and annual year-over-year trends in homesale transactions are as follows:

	2012 vs. 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of Homesales
Industry
NAR (a)	5%	9%	10%	12%
Fannie Mae (a)	5%	9%	10%	12%
Realogy
Real Estate Franchise Services	7%	9%	5%	14%
Company Owned Real Estate Brokerage Services	8%	13%	12%	22%

	2010 vs. 2009	2011 vs. 2010	2012 vs. 2011
Number of Homesales
Industry
NAR (a)	(3)%	2%	9%
Fannie Mae (a)	(3)%	2%	9%
Realogy
Real Estate Franchise Services	(6)%	(1)%	9%
Company Owned Real Estate Brokerage Services	(7)%	—%	14%
_______________

(a)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR and Fannie Mae press releases.
As of their most recent releases, NAR and Fannie Mae are forecasting an increase of 9% and 11%, respectively, in existing homesale transactions for 2013 compared to 2012. In addition, NAR and Fannie Mae are forecasting an increase of 6% and 5%, respectively, in existing homesale transactions for 2014 compared to 2013.

Homesale Price
In 2012, the percentage change in the average price of homes brokered by our franchisees and company owned offices outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve, as well as a greater impact from increased activity in the mid and higher price point segment of the housing market and less distressed homesale activity in our company owned offices compared to the prior year. We also believe that the improvement in price in 2012 was due to the low level of home inventory in many markets as well as the increase in demand noted by the increase in the number of homesale transactions. The impact of all of these factors can be seen in the fourth quarter 2012 average homesale price increases of 14% and 18% at RFG and NRT, respectively, compared to the fourth quarter of 2011. We believe that the increases in this period also were impacted by temporarily heightened activity undertaken by sellers of homes, particularly at the high end, who desired to complete their homesale prior to anticipated changes in the federal tax rates on capital gains in 2013. The quarterly and annual year-over-year trends in the price of homes are as follows:

	2012 vs. 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price of Homes
Industry
NAR (a)	—%	7%	9%	10%
Fannie Mae (a)	—%	7%	9%	10%
Realogy
Real Estate Franchise Services	—%	6%	9%	14%
Company Owned Real Estate Brokerage Services	(3)%	—%	2%	18%

	2010 vs. 2009	2011 vs. 2010	2012 vs. 2011
Price of Homes
Industry
NAR (a)	—%	(4)%	6%
Fannie Mae (a)	—%	(4)%	7%
Realogy
Real Estate Franchise Services	4%	—%	8%
Company Owned Real Estate Brokerage Services	11%	(2)%	4%
_______________

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press releases.
As of their most recent releases, NAR and Fannie Mae are forecasting a 6% and 2% increase, respectively, in the 2013 median existing homesale price compared to 2012. For 2014, NAR and Fannie Mae are forecasting an increase of 4% and 3%, respectively, in median homesale prices compared to 2013.
Recent Legislative and Regulatory Matters
Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. These standards and practices, and the recent regulations promulgated under the Dodd-Frank Act, include limitations, which are scheduled to become effective in 2014, on the amount that a mortgage originator may receive with respect to a “qualified mortgage,” including fees received by affiliates of the mortgage originator. To qualify as a "qualified mortgage," the total fees charged by a mortgage originator may not exceed 3% of the principal of the mortgage. To the extent a loan is not a "qualified mortgage," the loan originator may be required to retain a portion of the economic interest in the credit risk associated with the mortgages they originate. While there can be no assurance, we do not believe these limitations will materially adversely affect the fees received by TRG, as a provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans. While we are continuing to evaluate all aspects of the Dodd-Frank Act, legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, resulting in heightened federal regulation and oversight of the mortgage and housing industries, disruption of mortgage availability, increased down payment requirements, increased mortgage costs, curtailing affiliated business transactions and potential litigation for housing market participants.
Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae, Freddie Mac and other government sponsored entities ("GSEs"), and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Substantial reduction in, or the elimination of, GSE demand for mortgage loans could have a material adverse effect on the mortgage industry and the housing industry in general.
Potential Reform of the U.S. Housing Finance Market and Potential Wind-Down of Freddie Mac and Fannie Mae. In September 2008, the U.S. government placed Fannie Mae and Freddie Mac in conservatorship and has provided funding of billions of dollars to these entities to backstop shortfalls in their capital requirements. Congress also has held hearings on the future of Freddie Mac and Fannie Mae and other GSEs with a view towards further legislative reform. On February 11, 2011, the Obama Administration issued a report to the U.S. Congress outlining proposals to reform the U.S. housing finance market, including, among other things, reform designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Numerous pieces of legislation seeking various types of reform for the GSEs have been introduced in Congress. In August 2012, the U.S. Treasury announced modifications to its preferred stock investments in these entities that are aimed at winding these entities down through an orderly process. Legislation, if enacted, or further regulation which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders, or cause other disruptions in the mortgage industry, any of which could have a materially adverse affect on the housing market in general and our operations in particular. Given the current uncertainty with respect to the extent, if any, of such reform, it is difficult to predict either the long-term or short-term impact of government action that may be taken. At present, the U.S. government also is attempting, through various avenues, to increase loan modifications for home owners with negative equity.
Federal Income Tax Rates and Mortgage Interest Tax Deduction. In January 2013, the President signed into law the American Taxpayer Relief Act of 2012 (the "2012 Tax Act") that addressed many tax increases that would have automatically gone into effect at the end of 2012 due to the scheduled expiration of Bush-era tax cuts. The 2012 Tax Act permanently maintained the Bush era tax rates for all but "high-income" individuals. It increased the top individual tax rate to 39.6% on joint filers with taxable income of more than $450,000; single filers over $400,000. It left in place all other current individual income tax rates. The 2012 Tax Act increased the top capital gains and dividends tax rate to 20% (from 15% in 2012) for individual taxpayers with income of over $400,000 or married taxpayers over $450,000. Finally, taxpayers with income taxed above the 25% individual income tax rate, but below the $400,000 or $450,000 threshold will maintain the current capital gains and dividend rate of 15%. The 2012 Tax Act does not, however, remove the 3.8% surtax on investment-related income and gains scheduled to go into effect in 2013. Thus, the applicable rates for qualifying capital gains and dividends will be 23.8% for "high income" taxpayers and 18.8% for "middle income" taxpayers.
Certain lawmakers may continue to look into a variety of federal and state tax law changes in order to achieve additional tax revenues. One possible change would reduce the amount certain taxpayers would be allowed to deduct for home mortgage interest and possibly limit the deduction to one’s primary residence. Any reduction in the mortgage interest deduction could have an adverse effect on the housing market by reducing incentives for buying homes and could negatively affect the number of homesale transactions and property values.
Other Housing Factors
CoreLogic is one of several third parties that track residential housing statistics. In its January 2013 press release, CoreLogic disclosed that there were 2.3 million units of “shadow inventory” (i.e., properties where the homeowner is seriously delinquent in meeting its mortgage obligations or where the property is in some stage of foreclosure or already a REO) as of October 2012 which is down from 2.6 million units as of October 2011. This change represents a 12% drop from October 2011 reflecting that the shadow inventory continues to shrink. Although there have been concerns about significant shadow inventory, we do not believe that this will have a significant impact on our business, as the concentration of the shadow inventory is limited to a few regions of the country and the potential increase in unit sales activity should offset in whole or in part the adverse impact on home prices in these regions. In addition, an increase in housing inventory available for sale would be welcome in many housing markets given the significant decrease in overall housing inventory. Furthermore, according to NAR, the percentage of distressed properties has declined from 32% of sales in December 2011 to 24% of sales in December 2012, and institutions holding distressed mortgages have increasingly shifted activity away from REOs and focused on short sales, which are less disruptive to the market.
* * *

We believe that long-term demand for housing and the growth of our industry is primarily driven by the affordability of housing, the economic health of the domestic economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. While the housing market has shown evidence of the beginning of a recovery, there is uncertainty with respect to the duration or strength of the recovery. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•
lower unit sales, due to insufficient inventory levels in certain markets, the reluctance of first time homebuyers to purchase due to concerns about investing in a home or changing attitudes on home ownership and move-up buyers having limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers liquidate foreclosed properties that they are currently holding in certain concentrated affected markets;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	economic instability stemming from ongoing high levels of U.S. debt;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•
legislative or regulatory reform, including but not limited to reform that adversely impacts the financing of the U.S. housing market or amends the Internal Revenue Code in a manner that negatively impacts home ownership such as reform that reduces the amount that certain taxpayers would be allowed to deduct for home mortgage interest.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending and employment trends which have recently shown evidence of a recovery; however, there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.
* * *
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
Key Drivers of Our Businesses
Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction and (iv) net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues payable to our Real Estate Franchise Services segment, net of volume incentives achieved.
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through 2012, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the average brokerage commission rates will modestly decline.
The net effective royalty rate has been declining over the past three years. We expect that, over the near term, the net effective royalty rate will continue to modestly decline due to: (a) rising homesale transaction volume; (b) an increased concentration of business with larger franchisees which earn higher volume incentives; (c) our focus on strategic growth through relationships with larger established real estate companies which may pay a lower royalty rate; (d) mergers and consolidations of distressed franchisees into larger franchisees can drive down the net effective royalty rate; and (e) a shift in volume amongst our brands which operate under different royalty rate arrangements. Some or all of the foregoing factors could have the effect of increasing total net revenues notwithstanding a modest decline in the net effective royalty rate.
The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, we believe excluding such incentives from the net effective royalty rate provides a more meaningful average for typical franchisees. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of these non-standard incentives on the net effective royalty rate will decrease accordingly. The inclusion of these non-standard incentives would reduce the net effective royalty rate by approximately 16 basis points for the year ended December 31, 2012.
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
The following table presents our drivers for the years ended December 31, 2012, 2011 and 2010. See “Results of Operations” below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
Real Estate Franchise Services (a)
Closed homesale sides	988,624	909,610	9%	909,610	922,341	(1%)
Average homesale price	$213,575	$198,268	8%	$198,268	$198,076	—%
Average homesale broker commission rate	2.54%	2.55%	(1) bps	2.55%	2.54%	1 bps
Net effective royalty rate	4.63%	4.84%	(21) bps	4.84%	5.00%	(16) bps
Royalty per side	$262	$256	2%	$256	$262	(2%)
Company Owned Real Estate Brokerage Services
Closed homesale sides	289,409	254,522	14%	254,522	255,287	—%
Average homesale price	$444,638	$426,402	4%	$426,402	$435,500	(2%)
Average homesale broker commission rate	2.49%	2.50%	(1) bps	2.50%	2.48%	2 bps
Gross commission income per side	$11,826	$11,461	3%	$11,461	$11,571	(1%)
Relocation Services
Initiations	158,162	153,269	3%	153,269	148,304	3%
Referrals	79,327	72,169	10%	72,169	69,605	4%
Title and Settlement Services
Purchase title and closing units	105,156	93,245	13%	93,245	94,290	(1%)
Refinance title and closing units	89,220	62,850	42%	62,850	62,225	1%
Average price per closing unit	$1,362	$1,409	(3%)	$1,409	$1,386	2%

_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
The following table sets forth the impact on EBITDA for the year ended December 31, 2012 assuming either our homesale sides or average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%. Because we maintain a full valuation allowance on our deferred taxes, there is no difference between the impact to net income and the impact to EBITDA from hypothetical changes to homesale sides and average price. If we were to reverse our valuation allowance, the future impact of the estimated increase or decrease to net income would be approximately 40% lower for each hypothetical increase or decrease in homesale sides and average price. We believe that homesale sides and average selling prices are the two most important drivers of our business. However, the impact to EBITDA included in the table below is an estimate, and may change as a result of factors not considered, such as changes to the average broker commission rate, agent commissions and overhead costs.

	Homesale Sides/Average Price (1)	Impact on EBITDA
	(units and price in thousands)	Decrease of 1%	Increase of 1%
Homesale sides change impact on:
Real Estate Franchise Services (2)	989 sides	$(2)	$2
Company Owned Real Estate Brokerage Services (3)	289 sides	$(10)	$10
Homesale average price change impact on:
Real Estate Franchise Services (2)	$214	$(2)	$2
Company Owned Real Estate Brokerage Services (3)	$445	$(10)	$10
 _______________

(1)	Average price represents the average selling price of closed homesale transactions.

(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.

(3)	Increase/(decrease) includes impact on company owned real estate brokerage operations and related intercompany royalties earned by our real estate franchise services operations.
RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. EBITDA is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for relocation receivables and securitization obligations) and income taxes, each of which is presented on our Consolidated Statements of Operations. Our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
October 2012 Initial Public Offering and Related Transactions
In October 2012, the Company issued 46 million shares of common stock and raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. The net proceeds have been primarily utilized to prepay or redeem outstanding indebtedness. In conjunction with the closing of the offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into shares of common stock. Certain of these holders, upon conversion of their Convertible Notes, were issued additional shares of common stock (representing 0.125 shares for each share received upon conversion) pursuant to letter agreements with the Company. The issuance of the additional shares of common stock resulted in a non-cash expense of $256 million. In addition, holders of approximately $1,901 million of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semi-annual interest payment date, received a non-recurring cash fee of $105 million upon conversion (attributable to the semi-annual interest payment). These two expenses are recorded on the line "IPO related costs for Convertible Notes" in our Consolidated Statements of Operations.

Our consolidated results were comprised of the following:

	Year Ended December 31,
	2012	2011	Change
Net revenues	$4,672	$4,093	$579
Total expenses (1)	5,235	4,526	709
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(563)	(433)	(130)
Income tax expense	39	32	7
Equity in earnings of unconsolidated entities	(62)	(26)	(36)
Net loss	(540)	(439)	(101)
Less: Net income attributable to noncontrolling interests	(3)	(2)	(1)
Net loss attributable to Realogy	$(543)	$(441)	$(102)
_______________

(1)
Total expenses for the year ended December 31, 2012 include $361 million of IPO related costs for Convertible Notes (of which $256 million was non-cash), $39 million expense for the Apollo management fee termination agreement, $24 million loss on the early extinguishment of debt and $12 million of restructuring costs partially offset by a net benefit of $8 million of former parent legacy items. Total expenses for the year ended December 31, 2011 include $11 million of restructuring costs, $1 million of merger costs and $60 million related to the 2011 Refinancing Transactions, partially offset by a net benefit of $15 million of former parent legacy items.

Net revenues increased $579 million (14%) for the year ended December 31, 2012 compared with the year ended December 31, 2011 principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment due to higher homesale transaction volume and an increase in average homesale price, as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $709 million (16%) primarily due to:

•	a $435 million increase in commission and other agent-related costs, operating, and marketing expenses is primarily the result of the increase in transaction volume as discussed above;

•
a $73 million increase in general and administrative expenses primarily as a result of $50 million incremental employee related costs and $39 million expense for the Apollo management fee termination agreement partially offset by $15 million for the reversal of the 2012 Apollo management fee accrual. The incremental employee related costs noted above were primarily due to $65 million of expense for the 2012 bonus plan which is in addition to $26 million of expense being recognized for the two year retention plan implemented in November 2010 whereas during 2011 only $41 million of expense was being recognized for the retention plan. As a result, during 2012, there is approximately $50 million of incremental employee related costs compared to 2011;

•
$361 million in IPO related costs for Convertible Notes includes a non-cash charge of $256 million related to the issuance of additional shares of common stock and a non-recurring cash fee of $105 million (attributable to the semi-annual interest payment) issued to convertible note holders upon conversion; and

•	a reduction in the net benefit of former parent legacy items of $7 million due to benefits received in 2011 that did not recur in 2012.
These increases were partially offset by:

•
a $138 million decrease in interest expense primarily due to the reversal of $105 million of semi-annual interest expense for certain holders of Convertible Notes, as well as reduced interest expense in the fourth quarter due to the repayment of indebtedness. (As noted above, the reversal of $105 million of semi-annual interest expense was due to the cash fee paid in lieu of interest in conjunction with the IPO); and

•
a decrease of $12 million related to the loss on the early extinguishment of debt which was $24 million for the year ended December 31, 2012 compared to $36 million for the year ended December 31, 2011.

No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Our income tax expense for the year ended December 31, 2012 was $39 million. This expense included $36 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million for certain foreign and state income taxes in certain jurisdictions.

Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2012 and 2011:

	Revenues (a)			EBITDA (b)(c)			Margin
	2012	2011	% Change	2012	2011	% Change	2012	2011	Change
Real Estate Franchise Services	$604	$557	8%	$364	$320	14%	60%	57%	3
Company Owned Real Estate Brokerage Services	3,469	2,970	17	165	56	195	5	2	3
Relocation Services	423	423	—	103	115	(10)	24	27	(3)
Title and Settlement Services	421	359	17	38	29	31	9	8	1
Corporate and Other	(245)	(216)	*	(473)	(77)	*
Total Company	$4,672	$4,093	14%	$197	$443	(56)%	4%	11%	(7)
Less: Depreciation and amortization				173	186
Interest expense, net (d)				528	666
Income tax expense				39	32
Net loss attributable to Realogy				$(543)	$(441)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $245 million and $216 million during the year ended December 31, 2012 and 2011, respectively.

(b)
EBITDA for the year ended December 31, 2012 includes $361 million of IPO related costs (of which $256 million was non-cash and related to the issuance of additional shares and $105 million was a cash fee payment), $39 million expense for the Apollo management fee termination agreement, $24 million loss on the early extinguishment of debt and $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items.

(c)
EBITDA for the year ended December 31, 2011 includes $36 million loss on early extinguishment of debt, $11 million of restructuring costs and $1 million of merger costs, partially offset by a net benefit of $15 million of former parent legacy.

(d)
Interest expense for the year ended December 31, 2011 includes $24 million due to the de-designation of interest rate swaps and write-off of financing costs as a result of the 2011 Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 7 percentage points for the year ended December 31, 2012 compared to the same period in 2011 primarily due to $361 million in IPO related costs for Convertible Notes as discussed above which includes $256 million related to the issuance of additional shares and a cash fee of $105 million (attributable to the semi-annual interest payment) issued to certain holders of Convertible Notes upon conversion. In addition, there was a $24 million increase in general and administrative expenses as a result of the $39 million expense for the Apollo management fee termination agreement partially offset by $15 million for the reversal of the 2012 Apollo management fee accrual and a decrease of $12 million related to the loss on the early extinguishment of debt which was $24 million for the year ended December 31, 2012 compared to $36 million for the year ended December 31, 2011.
On a segment basis, the Real Estate Franchise Services segment margin increased 3 percentage points from 57% to 60%. The year ended December 31, 2012 reflected increases in franchisee royalty revenue due to an increase in homesale transactions and price offset by an increase in employee related expenses. The Company Owned Real Estate Brokerage Services segment margin increased 3 percentage points from 2% to 5%. The year ended December 31, 2012 reflected an increase in the number of homesale transactions and price and higher earnings from PHHHL. The Relocation Services segment margin decreased 3 percentage points to 24% from 27% in the comparable prior period primarily due to flat revenues and incremental employee related costs. The Title and Settlement Services segment margin increased 1 percentage point from 8% to 9% due to increases in revenue partially offset by related variable operating costs and incremental employee related costs.
Corporate and Other EBITDA for the year ended December 31, 2012 decreased $396 million to negative $473 million primarily due to $361 million in IPO related costs for Convertible Notes as discussed above, a $24 million increase in general and administrative expenses primarily related to the Apollo management fee termination agreement, $19 million in incremental employee related costs and a reduction in the net benefit of former parent legacy items of $7 million during the year ended December 31, 2012. These decreases were partially offset by a $12 million reduction in the loss on the early extinguishment of debt. In 2012, the Company recorded $24 million of expense associated with the early extinguishment of debt due to the 2012

Senior Secured Notes Offering and repayment of indebtedness with the use of IPO proceeds. In 2011, the Company recorded $36 million of expense as a result of the 2011 Refinancing Transactions.
Real Estate Franchise Services
Revenues increased $47 million to $604 million and EBITDA increased $44 million to $364 million for the year ended December 31, 2012 compared with the same period in 2011.
The increase in revenue was driven by a $26 million increase in third-party domestic franchisee royalty revenue due to a 9% increase in the number of homesale transactions along with an 8% increase in the average homesale price, offset by a 4% decrease in the net effective royalty rate as a result of our larger franchisees achieving higher volume levels.
The increase in revenue was also attributable to a $30 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $234 million and $204 million during the years ended 2012 and 2011, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The increases in revenue noted above were partially offset by a $5 million write-off of a sales incentive conversion note and a $4 million decrease in international area development fees and international royalty revenues.
The $44 million increase in EBITDA was principally due to the increase in revenues noted above, a $5 million reduction in bad debt expense due to improved collections and a $2 million decrease in impairment expense (as a $2 million cost method investment was impaired in 2011) partially offset by a $13 million increase in employee related costs.
Company Owned Real Estate Brokerage Services
Revenues increased $499 million to $3,469 million and EBITDA increased $109 million to $165 million for the year ended December 31, 2012 compared with the same period in 2011.
The increase in revenues, excluding REO revenues, of $512 million was due to increased commission income earned on homesale transactions, primarily driven by a 14% increase in the number of homesale transactions and a 4% increase in the average price of home sold. We believe the 14% increase in homesale transactions is generally reflective of industry trends in the markets we serve, but was impacted in the fourth quarter by temporary greater sales activity, particularly at the high end of the market, spurred by acceleration of activity on the part of certain sellers in anticipation of changes to federal tax rates, especially on capital gains, in 2013 as homesale sides increased 22% in the fourth quarter of 2012 as compared to the same period in 2011. We believe the increase in average homesale price, which increased 4% for the full year, and includes an 18% increase in the fourth quarter, was also impacted by temporary greater sales activity in the fourth quarter noted above. Separately, revenues from our REO asset management company decreased by $13 million to $11 million in the year ended December 31, 2012 compared to the same period in 2011 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA increased $109 million primarily due to:

•	$499 million increase in revenues discussed above;

•	a $36 million increase in equity earnings related to our investment in PHH Home Loans; and

•	a $21 million decrease in other operating expenses, net of inflation, primarily due to cost-saving activities.
These increases were partially offset by a $387 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $28 million increase in employee related costs, a $30 million increase in royalties paid to the Real Estate Franchise Services segment and a $4 million increase in marketing expense due to increased transaction volume. Commission expense as a percentage of gross commission income increased slightly compared to the same period in 2011, caused by the mix of business. Commission schedules are generally progressive to incentivize agents with higher levels of production.
Relocation Services
Revenues remained flat at $423 million and EBITDA decreased $12 million to $103 million for the year ended December 31, 2012 compared with the same period in 2011.
Referral fees increased $8 million due to higher home values and increased transaction volume compared to the same period in 2011. International revenue increased $5 million driven primarily by higher volume and new clients. These increases were offset by a $9 million decrease in at-risk revenue due to lower at-risk transaction volume and a $4 million decrease in interest income due to higher securitization interest expense. This was a result of the Apple Ridge agreement, which was renewed in December 2011 with higher interest costs.
EBITDA decreased $12 million as a result of a $9 million increase in employee related costs, an $8 million increase in operating costs primarily due to higher volume related staffing costs, $3 million of higher foreign currency exchange rate losses in 2012 compared with 2011 and a $2 million increase in restructuring expenses. These decreases in EBITDA were partially offset by a $7 million decrease in at-risk transaction costs due to lower at-risk transaction volume and a $4 million net reduction in insurance loss reserves due to an improvement in claim activity.
Title and Settlement Services
Revenues increased $62 million to $421 million and EBITDA increased $9 million to $38 million for the year ended December 31, 2012 compared with the same period in 2011.
The increase in revenues was primarily driven by a $27 million increase in resale volume, a $17 million increase in refinancing transactions and a $19 million increase in underwriter revenue. Resale title and closing units increased 13% and refinance title and closing units increased 42% while the average price per closing unit decreased 3% for the year ended December 31, 2012 compared with the same period in 2011. The decrease in the average price per closing unit was primarily due to a greater percentage of total closing units being derived from refinance closings, which have a lower average price than resale closings.
EBITDA increased as a result of the increase in revenues partially offset by an increase of $45 million in volume-related variable operating costs, as well as $7 million of incremental employee related costs.
2012 Restructuring Program
During the year ended December 31, 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company incurred restructuring charges of $12 million in 2012. As of December 31, 2012, the Company Owned Real Estate Brokerage Services recognized $3 million of facility related expenses, $3 million of personnel related expense and $1 million of expenses related to asset impairments. The Relocation Services recognized $3 million of facility related expenses. The Title and Settlement Services segments recognized $2 million of facility related expenses. At December 31, 2012, the remaining liability is $4 million.
2011 Restructuring Program
During 2011, we committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011.  The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services and Title and Settlement Services segments each recognized $1 million of facility and personnel related expenses. At December 31, 2012, the remaining liability was $1 million.
Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2011	2010	Change
Net revenues	$4,093	$4,090	$3
Total expenses (1)	4,526	4,084	442
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(433)	6	(439)
Income tax expense (benefit)	32	133	(101)
Equity in earnings of unconsolidated entities	(26)	(30)	4
Net loss	(439)	(97)	(342)
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net loss attributable to Realogy	$(441)	$(99)	$(342)
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
Net revenues increased $3 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 principally due to an increase in revenues for the Title and Settlement Services segment due to higher refinance and title insurance premiums and the Relocation Services segment due to volume increases. These increases were offset by decreases in homesale transaction volume at the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily as a result of the absence of the homebuyer tax credit in 2011.
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

Our income tax expense for the year ended December 31, 2011 was $32 million and was comprised of the following:

•	$19 million of income tax expense which was primarily due to an increase in deferred tax liabilities associated with indefinite-lived intangible assets, and

•	$13 million of income tax expense for foreign and state income taxes in certain jurisdictions.
No Federal income tax benefit was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2011 and 2010:

	Revenues (a)			EBITDA (b)(c)			Margin
	2011	2010	% Change	2011	2010	% Change	2011	2010	Change
Real Estate Franchise Services	$557	$560	(1)%	$320	$352	(9)%	57%	63%	(6)
Company Owned Real Estate Brokerage Services	2,970	3,016	(2)	56	80	(30)	2	3	(1)
Relocation Services	423	405	4	115	109	6	27	27	—
Title and Settlement Services	359	325	10	29	25	16	8	8	—
Corporate and Other	(216)	(216)	*	(77)	269	*
Total Company	$4,093	$4,090	—%	$443	$835	(47)%	11%	20%	(9)
Less: Depreciation and amortization				186	197
Interest expense, net (d)				666	604
Income tax expense				32	133
Net loss attributable to Realogy				$(441)	$(99)
_______________

*	not meaningful

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
The decrease in revenue was driven by a $10 million decrease in third-party domestic franchisee royalty revenue due to a 1% decrease in the number of homesale transactions and a lower net effective royalty rate as our larger franchisees are achieving higher volume levels. Average homesale price remained flat compared to 2010.
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
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011.  The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services and Title and Settlement Services segments each recognized $1 million of facility and personnel related expenses. At December 31, 2012, the remaining liability was $1 million.
2010 Restructuring Program
During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company recognized $21 million for the year ended December 31, 2010. The Company Owned Real Estate Brokerage Services segment recognized $9 million of facility related expenses, $3 million of personnel related expenses and $1 million of expense related to asset impairments. The Relocation Services segment recognized

$2 million of facility related expenses and $1 million of personnel related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses and $1 million of personnel related expenses. The Corporate and Other segment recognized $2 million of facility related expenses. At December 31, 2012, the remaining liability was $2 million.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2012	December 31, 2011	Change
Total assets	$7,445	$7,350	$95
Total liabilities	5,926	8,849	(2,923)
Total equity (deficit)	1,519	(1,499)	3,018
For the year ended December 31, 2012, total assets increased $95 million primarily as a result of a $233 million increase in cash and cash equivalents due to $218 million of IPO proceeds remaining after the repayment of indebtedness. In addition, there was a $5 million increase in other current assets, a $23 million net increase in property and equipment, a $3 million increase in other non-current assets and a $2 million increase in trade receivables, partially offset by amortization-related decreases in franchise agreements intangible assets and other intangibles of $68 million and $40 million, respectively, a $54 million decrease in relocation receivables and a $12 million decrease in deferred income taxes.
Total liabilities decreased $2,923 million principally due to a $2,784 million decrease in total indebtedness as a result of the conversion of $2.1 billion of Convertible Notes and the use of IPO proceeds to pay down other indebtedness. In addition, accrued expenses and other current liabilities decreased $93 million, primarily due to a reduction in accrued interest from the conversion and repayment of indebtedness. Lastly, there was a $66 million decrease in securitization obligations and a $36 million decrease in accounts payable. These decreases in liabilities were partially offset by an increase in deferred income taxes and other non-current liabilities of $23 million and $44 million, respectively.
Total equity increased $3,018 million primarily due to an increase in additional paid in capital of $3,558 million as a result of the conversion of Convertible Notes into shares of common stock as well as the proceeds received in the Company's IPO, partially offset by the net loss attributable to Realogy of $543 million for the year ended December 31, 2012.
Liquidity and Capital Resources
In October 2012, the Company issued 46 million shares of common stock and raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. The net proceeds have been primarily utilized to prepay or redeem outstanding indebtedness. In conjunction with the closing of the offering, holders of $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of proceeds from the initial public offering and conversion of our Convertible Notes, our outstanding indebtedness was reduced by approximately $2.9 billion and we have retained $218 million of initial public offering proceeds. The reduction in indebtedness resulted in a significant reduction of our annualized interest expense. See "Financial Obligations."
As previously disclosed, we intend to use the remaining $218 million of initial public offering proceeds to redeem all $190 million of 12.375% Senior Subordinated Notes due 2015 at par when we are permitted to redeem such notes in the second quarter of 2013, as well as all $10 million of 13.375% Senior Subordinated Notes due 2018 at a 106.7% premium. The redemption of this indebtedness is expected to occur during the second quarter of 2013 and would reduce our annualized interest expense further by approximately $25 million.
In addition to the reduction of our outstanding indebtedness in connection with the initial public offering and related transactions, we believe that we are experiencing the beginning of a recovery in the residential real estate market. As discussed under the heading “Current Industry Trends,” we have seen improvement in affordability and an increase in homesale sides and average homesale price at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment; however, we are not certain whether such improvement will lead to a sustained recovery and a period of sustainable growth. Moreover, if the residential real estate market or the economy as a whole does not improve or deteriorates, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Prior to our initial public offering and related transactions, our liquidity position had been negatively affected by the substantial interest expense on our debt obligations and the unfavorable conditions in the real estate market, resulting in negative operating cash flows. Our liquidity position continues to be impacted by our remaining interest expense and would be adversely impacted by a halt in the recovery of the real estate market as well as our inability to access our relocation securitization programs and could be adversely impacted by our inability to access the capital markets.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Primarily as a consequence of our cash interest obligations, we experienced negative cash flows in 2012 given the substantial leverage we had in place for first ten months of 2012. However, given the significant reduction in our indebtedness and annual interest expense that has resulted from our initial public offering and related transactions and assuming conditions in the real estate market do not substantially deteriorate, we expect to generate positive cash flows from operations in 2013. We intend to use such cash flow primarily to further reduce indebtedness. The 11.5% Senior Notes and 12% Senior Notes become redeemable in April 2013 and we intend to use any remaining initial public offering proceeds and any available cash flow to begin retiring these notes during 2013.
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
We will continue to evaluate potential refinancing and financing transactions. There can be no assurance that financing will be available to us on acceptable terms or at all.
Cash Flows
Year ended December 31, 2012 vs. year ended December 31, 2011
At December 31, 2012, we had $376 million of cash and cash equivalents, an increase of $233 million compared to the balance of $143 million at December 31, 2011. The following table summarizes our cash flows for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$(103)	$(192)	$89
Investing activities	(66)	(49)	(17)
Financing activities	401	192	209
Effects of change in exchange rates on cash and cash equivalents	1	—	1
Net change in cash and cash equivalents	$233	$(49)	$282
For the year ended December 31, 2012, we utilized $89 million less cash in operations compared to the same period in 2011. For the year ended December 31, 2012, $103 million of cash was used in operating activities primarily due to negative cash flows from operating results of $83 million after $571 million of cash interest payments and a $105 million non-recurring cash fee payment. In addition, accrued expenses and other liabilities decreased $128 million, partially offset by cash provided by a decrease in relocation receivables of $55 million and cash dividends received from unconsolidated subsidiaries, primarily PHH Home Loans of $43 million. For the year ended December 31, 2011, $192 million of cash was used in operating activities due to negative cash flows from operating results of $201 million after $608 million of cash interest payments, and a decrease in accounts payable and other liabilities of $23 million, partially offset by $21 million of cash dividends received from unconsolidated subsidiaries and a decrease in relocation receivables and relocation properties held for sale of $17 million.
We receive cash dividends from our investment in PHH Home Loans, a joint venture with PHH Corporation whereby PHH Home Loans is the recommended provider of mortgages for our real estate brokerage and relocation services customers (unless exclusivity is waived by PHH). We received cash dividends from PHH Home Loans of $41 million and $20 million during the year ended December 31, 2012 and 2011, respectively. We expect that PHH Home Loans will continue to generate income and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will continue to be dependent upon the overall condition of the residential real estate market and the level of competition in the mortgage origination market.

For the year ended December 31, 2012, we used $17 million more cash for investing activities compared to the same period in 2011. For the year ended December 31, 2012, our $66 million use of cash was comprised of $54 million of property and equipment additions, $7 million of net purchases of certificates of deposit, $3 million of acquisition related payments, a $2 million increase in restricted cash. For the year ended December 31, 2011, $49 million of cash used in investing activities included $49 million of property and equipment additions and $6 million of acquisition related payments, partially offset by a $6 million change in restricted cash and $5 million of net proceeds from certificates of deposit.
For the year ended December 31, 2012, $209 million more cash was provided from financing activities compared to the same period in 2011. For the year ended December 31, 2012, $401 million of cash was provided as a result of $1,176 million of net proceeds from the issuance of common stock associated with the Company's IPO, the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes, partially offset by $745 million of term loan facility and unsecured notes repayments, $650 million of Second Lien Loan repayments, the payment of $17 million of debt issuance costs and net repayments of revolver borrowings and securitization obligations of $198 million and $67 million, respectively. For the year ended December 31, 2011, $192 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $145 million, partially offset by $706 million of term loan facility repayments and the payment of $35 million of debt issuance costs. On December 14, 2011, we entered into agreements to amend and extend the existing Apple Ridge Funding LLC securitization program which resulted in the retirement of the 2007 securitization notes and issuance of the 2011 securitization notes under the extended securitization facility.
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
For the year ended December 31, 2011, we used $74 million of additional cash in operations compared to the same period in 2010. For the year ended December 31, 2011, $192 million of cash was used in operating activities due to negative cash flows from operating results of $201 million after $608 million of cash interest payments, and a decrease in accounts payable and other liabilities of $23 million, partially offset by $21 million of cash dividends received from unconsolidated subsidiaries and a decrease in relocation receivables and relocation properties held for sale of $17 million. For the year ended December 31, 2010, $118 million of cash was used in operating activities due to uses of cash related to trade receivables and relocation receivables of $9 million and $27 million, respectively, as well as by negative cash flows from operating results of $152 million after $550 million of cash interest payments, partially offset by sources of cash related to accounts payable and relocation properties held for sale of $30 million and $43 million, respectively.
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
For the year ended December 31, 2011, we generated $68 million more cash from financing activities compared to the same period in 2010. For the year ended December 31, 2011, $192 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the Existing First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $145 million, partially offset by $706 million of term loan facility repayments and the payment of $35 million of debt issuance costs. On December 14, 2011, we entered into agreements to amend and extend the existing Apple Ridge Funding LLC securitization program which resulted in the pay off of the 2007 securitization notes and issuance of the 2011 securitization notes under the extended securitization facility. For the year ended December 31, 2010, $124 million of cash was provided by financing activities and was comprised of $142 million of proceeds from drawings on our unsecured revolving credit facilities and additional securitization obligations of $27 million, partially offset by $32 million of term loan facility repayments.
Financial Obligations
Indebtedness Table
As of December 31, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	363	110	253
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	325	325	—
Other bank indebtedness	(4)	August 2013	8	—	8
Existing Notes:
Senior Subordinated Notes (5)	12.375%	April 2015	190	188
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489
Senior Notes (7)	12.00%	April 2017	130	129
Senior Subordinated Notes	13.375%	April 2018	10	10
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	375	235	140
Cartus Financing Limited (9)		Various	65	26	39
			$5,073	$4,627	$440
_______________

(1)
On February 22, 2013, the Company had $245 million outstanding on the extended revolving credit facility and no outstanding letters of credit on such facility, leaving $118 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.25% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 2.25% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy Groups’s option, (a) adjusted LIBOR plus 4.25% or (b) the higher of the Federal Funds Effective Rate plus 1.75% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 3.25%.

(4)
A revolving credit facility with a capacity of £5 million ($8 million) which expires in August 2013. The interest rate with respect to the revolving credit facility is based on the bank's base rate plus 2.0%. This facility is supported by a letter of credit issued under the senior secured credit facility.

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
Indebtedness Incurred in Connection with the Merger and Subsequent Debt Transactions
Realogy Group incurred indebtedness in 2007 in connection with the Merger, which included borrowings of $3,170 million under Realogy Group's senior secured credit facility (the “Senior Secured Credit Facility”) and the issuance of unsecured notes with an original aggregate principal amount of $3,125 million and maturity dates in 2014 and 2015 (the "Existing Notes") to finance the Merger, including, without limitation, payment of fees and expenses.
In 2009, 2011 and 2012, Realogy Group completed various debt transactions that resulted in: (i) additional flexibility with respect to compliance with Realogy Group's senior secured leverage ratio under our senior secured credit facility; (ii) the extension of the maturities of certain portions of our indebtedness; (iii) additional liquidity to fund operations; and (iv) the issuance of $2,110 million of Convertible Notes. See Note 8 - "Short and Long-Term Debt" to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to the refinancing transactions.
* * *
Senior Secured Credit Facility
The Senior Secured Credit Facility consists of: (i) term loan facilities, (ii) revolving credit facilities, (iii) a synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) an incremental (or accordion) loan facility. Realogy Group uses the revolving credit facility for, among other things, working capital and other general corporate purposes.
The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries, including but not limited to (i) a first-priority pledge of substantially all capital stock held by Realogy Group or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (ii) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy Group and each subsidiary guarantor, subject to certain exceptions.
The senior secured credit facility also provides for a synthetic letter of credit facility which is for (i) the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity was $172 million at December 31, 2012, of which $40 million will expire in October 2013 and $132 million will expire in October 2016. As of December 31, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $91 million of letters of credit for general corporate purposes. In January 2013, the letter of credit with Cendant was reduced to $53 million and the capacity of the synthetic letter of credit facility was reduced to $155 million.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy Group’s total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0. At December 31, 2012, Realogy Group’s senior secured leverage ratio was 3.30 to 1.0.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment was July 15, 2012). The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of the Company. The $700 million of 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The $325 million of 9.0% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment date was July 15, 2012). The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.

Other Bank Indebtedness
Realogy Group has a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at December 31, 2012 and 2011. This facility is not secured by assets of Realogy Group or any of its subsidiaries but is supported by a letter of credit issued under the senior secured credit facility. The facility has a one-year term with certain options for renewal. As of December 31, 2012, Realogy Group had outstanding borrowings of less than $1 million under this credit facility.
Unsecured Notes
On April 10, 2007, Realogy Group issued in a private placement $1,700 million of Senior Notes due 2014, $550 million of Senior Toggle Notes due 2014 and $875 million of Senior Subordinated Notes due 2015. On February 15, 2008, Realogy Group completed an exchange offer to register the privately placed notes under the Securities Act. The term "Existing Notes" refers to the privately placed notes and the exchange notes. On January 5, 2011, Realogy Group completed the Debt Exchange Offering to exchange its Existing Senior Notes and the 12.375% Senior Subordinated Notes for the Extended Maturity Notes and the Convertible Notes. On the settlement date of the Debt Exchange Offering, Realogy Group issued (i) $492 million aggregate principal amount of 11.50% Senior Notes, (ii) $130 million aggregate principal amount of 12.00% Senior Notes and (iii) $10 million aggregate principal amount of 13.375% Senior Subordinated Notes.
The $64 million of 10.50% Senior Notes and the $41 million of 11.00%/11.75% Senior Toggle Notes were prepaid in November 2012 at a total cost of $109 million, including accrued interest and redemption premiums. The 11.50% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year.
The 12.00% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year. The 12.375% Senior Subordinated Notes mature on April 15, 2015 and bear interest payable semiannually on April 15 and October 15 of each year. The 13.375% Senior Subordinated Notes mature on April 15, 2018 and bear interest payable on April 15 and October 15 of each year. We intend to redeem the Senior Subordinated Notes in the second quarter of 2013.
The Senior Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility or certain of Realogy Group's outstanding debt securities. The Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis and the Senior Subordinated Notes are guaranteed by Realogy Holdings on an unsecured junior subordinated basis.
Convertible Notes
On January 5, 2011, Realogy Group issued Convertible Notes which bore interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year and were convertible into shares of common stock.
In conjunction with the Company's initial public offering, all of the holders of Convertible Notes converted their Convertible Notes into common stock.  Pursuant to letter agreements entered into by certain holders of the Convertible Notes with the Company prior to the initial public offering, holders of approximately 96% of the outstanding Convertible Notes received an additional 0.125 shares of common stock for each share issued upon conversion of their Convertible Notes.  Such holders also agreed to lock-up arrangements with the underwriters in the initial public offering for a period of 180 days following the offering, subject to certain exceptions.  Holders of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semi-annual interest payment date received a cash fee of approximately $105 million upon conversion (attributable to the semi-annual interest payment). As a result of the conversion of the Convertible Notes and the issuance of the additional shares described above, the Company issued a total of approximately 90.7 million shares of common stock. No Convertible Notes were outstanding as of December 31, 2012.
The issuance of additional shares of common stock to certain holders pursuant to the letter agreements described above resulted in a non-recurring, non-cash expense of $256 million which is reflected as an IPO related cost for the Convertible Notes in the Consolidated Statement of Operations. There is no net impact to equity for this expense as the offset was the issuance of shares of common stock.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering and the repayment of certain of our indebtedness, the Company recorded a loss on the early extinguishment of debt of $24 million during the the year ended December 31, 2012.
As a result of the 2011 Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of the debt modifications during the year ended December 31, 2011.

Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $375 million and an expiration date of December 2013. Effective December 2012, the capacity of the Apple Ridge facility was reduced from $400 million to $375 million and an amended fee letter was executed that lowered certain interest rates and fees under the program.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes.
The Apple Ridge entities and the Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Realogy Group’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Realogy Group’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and, as new eligible relocation management agreements are entered into, the new agreements are designated to the program. The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, any uncured breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s senior secured credit facility, and cross-defaults to Realogy Group’s material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $309 million and $366 million of underlying relocation receivables and other related relocation assets at December 31, 2012 and 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $9 million and $6 million for the year ended December 31, 2012 and 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.5% and 2.1% for the year ended December 31, 2012 and 2011, respectively.
Covenants under the Senior Secured Credit Facility and Certain Indentures
The senior secured credit facility and the indentures governing the First Lien Notes, First and a Half Lien Notes, the Extended Maturity Notes and the 12.375% Senior Subordinated Notes contain various covenants that limit Realogy Group’s ability to, among other things:

•	incur or guarantee additional debt;

•	incur debt that is junior to senior indebtedness and, with respect to the Senior Subordinated Notes, senior to the Senior Subordinated Notes;

•	pay dividends or make distributions to Realogy Group’s stockholders, including Realogy Holdings;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of Realogy Group's subsidiaries to pay dividends or to make other payments to Realogy Group;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of Realogy Group's and its material subsidiaries' assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•
prepay, redeem or repurchase the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes and debt that is junior in right of payment to the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes.

As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, Realogy Group’s total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0. Total senior secured net debt does not include the securitization obligations, the First and a Half Lien Notes or the Unsecured Notes or other unsecured indebtedness or indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes. At December 31, 2012, the Company’s senior secured leverage ratio was 3.30 to 1.0.
Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio covenant during the next twelve months.
The Company has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Realogy Intermediate equity for cash, which would be infused as capital into the Company. If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit agreement. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
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
Non-GAAP Financial Measures
The Securities and Exchange Commission (the "SEC) has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for relocation receivables and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for merger costs, restructuring costs, former parent legacy cost (benefit) items, net, gain (loss) on the early extinguishment of debt, pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period.
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

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;

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
A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the year ended December 31, 2012 is set forth in the following table:

	For the Year Ended December 31, 2012
Net loss attributable to Realogy	$(543)
Income tax expense	39
Income before income taxes	(504)
Interest expense, net	528
Depreciation and amortization	173
EBITDA	197
Covenant calculation adjustments:
Restructuring costs and former parent legacy costs (benefit), net (a)	4
IPO related costs for the Convertible Notes	361
Loss on the early extinguishment of debt	24
Pro forma cost savings for 2012 restructuring initiatives (b)	7
Pro forma effect of business optimization initiatives (c)	31
Non-cash charges (d)	(3)
Non-recurring fair value adjustments for purchase accounting (e)	3
Pro forma effect of acquisitions and new franchisees (f)	5
Apollo management fees (g)	39
Incremental securitization interest costs (h)	6
Adjusted EBITDA	$674
Total senior secured net debt (i)	$2,224
Senior secured leverage ratio	3.30	x

_______________

(a)	Consists of $12 million of restructuring costs offset by a benefit of $8 million of former parent legacy items.

(b)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during 2012. From this restructuring, we expect to reduce our operating costs by approximately $14 million on a twelve-month run-rate basis and estimate that $7 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from January 1, 2012 through the time they were put in place, had those actions been effected on January 1, 2012.

(c)
Represents the twelve-month pro forma effect of business optimization initiatives including $3 million related to our Relocation Services integration costs, $3 million related to vendor renegotiations, $26 million for employee retention accruals and $2 million of other items less a $3 million adjustment for the at risk homesale reserves. The employee retention accruals reflect the employee retention plans that were implemented in lieu of our customary bonus plans in 2010 and 2011, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.

(d)
Represents the elimination of non-cash expenses, including $5 million of stock-based compensation expense and $2 million of other items less $10 million for the change in the allowance for doubtful accounts and notes reserves from January 1, 2012 through December 31, 2012.

(e)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(f)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on January 1, 2012. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2012.

(g)	Represents the fee paid to Apollo for termination of the management agreement.

(h)	Reflects the incremental borrowing costs incurred as a result of the 2011 securitization facilities refinancing for the twelve months ended December 31, 2012.

(i)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,525 million plus $12 million of capital lease obligations less $313 million of readily available cash as of December 31, 2012. Pursuant to the terms of the senior secured credit facility, senior secured net debt does not include First and a Half Lien Notes and other indebtedness that is secured by a lien that is pari passu or junior to the First and a Half Lien Notes or securitization obligations.

Liquidity Risks
Our liquidity position may be negatively affected as a result of the following specific liquidity risks.
Negative Cash Flows; Seasonality and Cash Requirements
Our liquidity position has been negatively affected by the substantial interest expense on our debt obligations and the unfavorable conditions in the real estate market resulting in negative operating cash flows. Even with the completion of the initial public offering and related transactions, our liquidity position will continue to be negatively impacted by the interest expense on our debt obligations, although such interest expense is substantially reduced from its level as of September 30, 2012.
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
As of December 31, 2012, we were in compliance with the senior secured leverage ratio covenant with a ratio of 3.30 to 1.0. During 2012, the U.S. residential real estate market evidenced the beginning of a housing recovery. However, we cannot predict the duration or strength of the recovery or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. If the residential real estate market as a whole does not improve, we may be subject to additional pressure in maintaining compliance with our senior secured leverage ratio. If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.
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
Securitization Programs
Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The Apple Ridge program has restrictive covenants, including restrictions on dividends, and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s senior secured credit facility if uncured, and cross-defaults to Realogy Group’s material indebtedness.
Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Extended revolving credit facility (a)	$—	$—	$—	$110	$—	$—	$110
Extended term loan facility (b)	—	—	—	1,822	—	—	1,822
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	700	700
9.00% First and a Half Lien Notes	—	—	—	—	—	325	325
11.50% Senior Notes	—	—	—	—	492	—	492
12.00% Senior Notes	—	—	—	—	130	—	130
12.375% Senior Subordinated Notes	—	—	190	—	—	—	190
13.375% Senior Subordinated Notes	—	—	—	—	—	10	10
Interest payments on long-term debt (c)	325	325	313	298	167	270	1,698
Securitized obligations (d)	261	—	—	—	—	—	261
Operating leases (e)	130	94	66	36	24	114	464
Capital leases (including imputed interest)	6	4	2	1	—	—	13
Purchase commitments (f)	45	21	15	13	11	244	349
Total (g) (h)	$767	$444	$586	$2,280	$824	$2,256	$7,157
_______________

(a)
The Company’s senior secured credit facility included a $363 million extended revolving facility expiring in April 2016. Outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s extended term loan facility matures in October 2016. There is no scheduled amortization of principal. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $408 million of the $1,932 million of variable rate debt.

(c)	Interest payments are based on applicable interest rates in effect at December 31, 2012.

(d)
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

(f)
Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. The purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee began at $0.5 million in 2009 and will increase to $4 million by 2014 and generally remains the same thereafter.

(g)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At December 31, 2012, the letter of credit was at $70 million. This letter of credit is not included in the contractual obligations table above. In January 2013, the letter of credit was reduced to $53 million.

(h)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $60 million and unrecognized tax benefits of $111 million as the Company is not able to estimate the year in which these liabilities could be paid.

Critical Accounting Policies
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe involve subjective and complex judgments that could potentially affect reported results.
Allowance for doubtful accounts
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which payment has become unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is generally recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $51 million and $64 million at December 31, 2012 and 2011, respectively.
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
The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,304 million and $742 million, respectively, at December 31, 2012. It is difficult to quantify the impact of an adverse change in financial results and related cash flows, as certain changes may be isolated to one of our four reporting units or spread across our entire organization. Based upon the impairment analysis performed in the fourth quarter of 2012, there was no impairment for 2012. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.
Common stock valuation
On occasion, we grant stock-based awards to certain senior management employees and directors. These awards are measured at the grant date based on the fair value as calculated using the Black-Scholes option pricing model and are recognized as expense over the service period based on the vesting requirements, or when requisite performance metrics or milestones are achieved. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate.
In April 2012, prior to the initial public offering, the Compensation Committee of our Board of Directors granted 972,000 of time vesting stock options and 80,000 of performance based options to certain senior management employees. Our expected volatility for these options is based on the average volatility rates of similar actively traded companies. The expected holding period of the option is calculated based on the simplified method and is estimated to be 6.25 years for the time vesting stock options and 4.75 years for the performance based options. The risk-free rate is derived from the U.S. Treasuries, the period of which relates to the grant's holding period. If factors change and we employ different assumptions, the fair value of future awards and resulting stock-based compensation expense may differ significantly from what we have estimated historically.
The estimate of the intrinsic value of the April 2012 options (share value at the time of issuance less exercise price) was based on a contemporaneous share valuation prepared with the assistance of a third party specialist. In conjunction with the preparation of this valuation, we adhered to the guidance provided by the AICPA as prescribed in its Practice Aid entitled, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” This Practice Aid specifically addresses valuation of common stock in private companies and outlines approaches that can be taken for that valuation, as well as providing guidelines for each approach. The approaches outlined in the Practice Aid are: (1) discounted cash flow, or income; (2) public company market approach (market multiples); and (3) the guideline transaction (M&A) market approach. Consistent with these guidelines, we employed the income (discounted cash flows) and public company market (market multiples) approaches when performing the valuation, which provided a value for our shares in the absence of having a quoted market price on an active exchange.
The information used in the valuation model was based on the most readily available and relevant information at the time. The valuation model employed both observable and objective inputs, such as market data, as well as inputs which were more subjective, such as assumptions used in preparing our forecasts, which were based on our best estimates at the valuation date. Additional factors such as a marketability discount were factored into the final determination of the fair value of our shares. The below table details the grant prices and grant totals for stock option grants issued in April 2012:

Type of Grant	Number of options granted	Estimated share value used for fair value calculation	Fair value of options at grant date	Option exercise price
Time Vested	972,000	$20.50	$10.25	$17.50
Performance Based	80,000	$20.50	$9.75	$17.50
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
Recently Issued Accounting Pronouncements
In July 2012, the FASB amended the guidance on impairment testing for indefinite-lived intangible assets that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any indefinite-lived intangible asset and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. The Company will consider utilizing the new qualitative analysis for its impairment test to be performed in the fourth quarter of 2013.
In September 2011, the Financial Accounting Standards Board (the “FASB") amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company did not utilize the new qualitative analysis for its goodwill impairment test which was performed in the fourth quarter of 2012.

In May 2011, the FASB amended the guidance on Fair Value Measurement that result in common measurement of fair value and disclosure requirements between GAAP and the International Financial Reporting Standards (“IFRS”). The amendments mainly change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted the amendments on January 1, 2012 and the adoption did not have a significant impact on the consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
Our principal market exposure is interest rate risk. At December 31, 2012, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2012, we had total long-term debt with variable interest rates primarily based on LIBOR of $1,932 million, excluding $261 million of securitization obligations. We have entered into two floating to fixed interest rate swap agreements and effectively fixed our interest rate on that portion of variable interest rate debt. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in October 2016, and the second swap, with a notional value of $200 million, commences in January 2013 and expires in October 2016. After considering these interest rate swaps a portion of our variable interest rate debt is still subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 basis point change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $15 million. While these results may be used as benchmarks, they should not be viewed as forecasts.
At December 31, 2012, the fair value of our long-term debt approximated $4,613 million, which was determined based primarily on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $102 million impact on the fair value of our long-term debt.
Item 8.    Financial Statements and Supplementary Data.
See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Controls and Procedures for Realogy Holdings Corp.

(a)
Realogy Holdings Corp. (“Realogy Holdings”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Holdings' management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this Annual Report on Form 10-K, Realogy Holdings has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Holdings' disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)
There has not been any change in Realogy Holdings' internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting for Realogy Holdings Corp.
Realogy Holdings' management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Realogy Holdings' internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy Holdings' internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Realogy Holdings' assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Realogy Holdings' management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Realogy Holdings' assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Realogy Holdings' internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Holdings maintained effective internal control over financial reporting as of December 31, 2012.
Auditor Report on the Effectiveness of Realogy Holdings Corp.’s Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Realogy Holdings' internal control over financial reporting, which is included within their audit opinion on page F-2.
* * *
Controls and Procedures for Realogy Group LLC

(a)
Realogy Group LLC (“Realogy Group”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Group's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this Annual Report on Form 10-K, Realogy Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Group's disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)
There has not been any change in Realogy Group's internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting for Realogy Group LLC
Realogy Group’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Realogy Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy Group’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Realogy Group’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Realogy Group’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Realogy Group’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Realogy Group’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Group maintained effective internal control over financial reporting as of December 31, 2012.
Auditor Report on the Effectiveness of Realogy Group LLC's Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Realogy Group's internal control over financial reporting, which is included within their audit opinion on page F-3.

Item 9B.	Other Information.
On February 21, 2013, the Realogy Holdings Compensation Committee approved the 2013 annual incentive structure for the named executive officers under the Realogy 2013 Executive Incentive Plan. The 2013 Executive Incentive Plan permits the payment of incentive amounts based upon the achievement of pre-established performance criteria for 2013. For a discussion of the 2013 Executive Incentive Plan, see “Item 11.—Executive Compensation—Compensation Discussion & Analysis—Annual Incentive Award.”

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth information regarding individuals who currently serve as our executive officers. The age of each individual indicated below is as of December 31, 2012.

Name	Age	Position(s)
Richard A. Smith	59	Chairman of the Board, Chief Executive Officer and President
Anthony E. Hull	54	Executive Vice President, Chief Financial Officer and Treasurer
Marilyn J. Wasser	57	Executive Vice President, General Counsel and Corporate Secretary
David J. Weaving	46	Executive Vice President and Chief Administrative Officer
Kevin J. Kelleher	57	President and Chief Executive Officer, Cartus Corporation
Alexander E. Perriello, III	65	President and Chief Executive Officer, Realogy Franchise Group
Bruce Zipf	56	President and Chief Executive Officer, NRT LLC
Donald J. Casey	51	President and Chief Executive Officer, Title Resource Group
Dea Benson	57	Senior Vice President, Chief Accounting Officer and Controller
Marc E. Becker	40	Director
V. Ann Hailey	61	Director
Travis W. Hennings	30	Director
Scott M. Kleinman	39	Director
M. Ali Rashid	36	Director
Brett White	52	Director
Michael J. Williams	55	Director
Richard A. Smith has served as our President and Chief Executive Officer since November 13, 2007, and has served as a director since our separation from Cendant in July 2006 and as a member of our Executive Committee since its formation in August 2009. On February 27, 2012, Mr. Smith was elected as our Chairman of the Board, effective March 15, 2012. Prior to November 13, 2007, he served as our Vice Chairman of the Board and President. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996.
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
Marc E. Becker has served as a director since April 2007 and as Chair of our Compensation Committee, Executive Committee and Nominating and Corporate Governance Committee since February 2008, August 2009 and October 2012, respectively. He served as a member of our Audit Committee from February 2008 to October 2012. Mr. Becker is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker also serves on the boards of directors of Affinion Group, Inc., Affinion Group Holdings, Inc., Apollo Residential Mortgage, Inc., SourceHOV Holdings Inc., Evertec Group, LLC and Evertec LLC. During the past five years, Mr. Becker has also served as a director of Vantium Capital, Inc. (from January 2007 to October 2012), Countrywide plc (from May 2007 to February 2009) and Quality Distribution, Inc. (from June 1998 to May 2011).
Mr. Becker is affiliated with Apollo, has significant experience making and managing private equity investments on behalf of Apollo and led the Apollo diligence team for the Realogy acquisition. He has been intimately involved in the management of Apollo's investment in the Company since the acquisition date.
V. Ann Hailey has served as a director and Chair of our Audit Committee since February 2008, and as a member of our Compensation Committee and Nominating and Corporate Governance Committee since October 2012. Since July 2012, Ms. Hailey has served as President, Chief Executive Officer and Chief Financial Officer of Famous Yard Sale, Inc., an on-line marketplace for celebrities to connect with their fans by offering items in a virtual yard sale format. From January 2009 to January 2010, Ms. Hailey served as Chief Financial Officer of Gilt Groupe, Inc., an Internet retailer of discounted luxury goods. Ms. Hailey had served as Executive Vice President of Limited Brands, Inc. from August 1997 to September 2007, first having served as EVP, Chief Financial Officer from August 1997 until April 2006 and then serving as EVP, Corporate Development until September 2007. She also served as a member of the Limited Brands, Inc. Board of Directors from 2001 to 2006. From 2004 to 2009, she served as Director of the Federal Reserve Bank of Cleveland and was Chair of its Audit Committee from 2006 through 2009. Ms. Hailey is currently a Director of W.W. Grainger, Inc. and serves as Chair of its Audit Committee and a member of its Board Affairs and Nominating Committee. Ms. Hailey also serves as a Director of Avon Products, Inc. and as a member of its Audit Committee and its Finance Committee.
Ms. Hailey has spent her career in consumer businesses and brings key financial and operations experience to the Company. In particular, Ms. Hailey possesses broad expertise in finance, strategic planning, branding and marketing, retail goods and sales and distribution on a global scale. Ms. Hailey's positions as chief financial officer, her current and prior service on the audit committees of other public companies and as Audit Chair of the Cleveland Federal Reserve and her accounting and financial knowledge, also impart significant expertise to the Board, including an understanding of financial statements, corporate finance, accounting and capital markets. Through her most recent experiences at Gilt Groupe Inc., and Famous Yard Sale, Ms. Hailey has added experience in Internet site development and selling as well as new venture management and funding.
Travis W. Hennings was appointed to the Board of Directors of Realogy Holdings Corp. on October 16, 2012, following the consummation of our initial public offering. Mr. Hennings is a principal of Apollo Global Management (together with its affiliated funds, “Apollo”) and has been employed by Apollo since August 2007. Prior to that time, Mr. Hennings was employed by Citigroup in its Investment Banking Division from July 2004 to July 2007.
Mr. Hennings is affiliated with Apollo, has significant experience making and managing private equity investments on behalf of Apollo and has been involved with managing Apollo's investment in the Company since January 2011.
Scott M. Kleinman has served as a director since April 2007. Mr. Kleinman is a partner of Apollo. He has been employed by Apollo since 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman also serves on the boards of directors of Momentive Performance Materials Holdings LLC, Momentive Peformance Materials, Inc., Verso Paper Holdings, LLC, Verso Paper Corp., Verso Paper Inc., Taminco Global Chemical Corporation and LyondellBasell Industries, N.V. During the past five years, Mr. Kleinman served on the board of Hexion Specialty Chemicals, Inc. (now known as Momentive Specialty Chemicals, Inc.) (from August 2004 to October 2010), was a member of the board of managers of Momentive Specialty Chemicals Holdings LLC (from August 2004 to October 2010) and was on the board of Noranda Aluminum Holding Corporation (from December 2007 to September 2011).
Mr. Kleinman has significant experience making and managing private equity investments on behalf of Apollo and his experience with Realogy dates back to 1997-2002 when Apollo and Cendant Corporation (the company from which we separated in July 2006, "Cendant") were partners in the ownership and operation of the NRT (our company owned brokerage) business prior to Cendant acquiring full ownership of that business.
M. Ali Rashid has served as a director since April 2007 and as a member of our Executive Committee since August 2009. He served as a member of our Audit Committee from February 2008 to October 2012, a member of our Nominating and Corporate Governance Committee from October 12, 2012 to November 1, 2012 and a member of our Compensation Committee from February 2008 until January 7, 2013. Mr. Rashid is a partner of Apollo. He has been employed by Apollo since 2000. From 1998 to 2000, Mr. Rashid was employed by the Goldman Sachs Group, Inc. in the Financial Institutions Group of its Investment Banking Division. He is also a director of Metals USA, Inc., Metals USA Holdings Corp., Quality Distribution, Inc., and Ascometal S.A. During the past five years, Mr. Rashid has also served as a director of Noranda Aluminum Holdings Corporation (from May 2007 to January 2013) and Countrywide plc (from May 2007 to February 2009).
Mr. Rashid is affiliated with Apollo, has significant experience making and managing private equity investments on behalf of Apollo and led the Apollo diligence team for the Realogy acquisition. He has been intimately involved in the management of Apollo's investment in the Company since the acquisition date.
Brett White has served as a director since January 24, 2013. Since January 2013, Mr. White has served as a Managing Partner of Blum Capital Partners, L.P., a global real estate related investment firm. Prior thereto, Mr. White served as the chief executive officer of CBRE Group, Inc., the world's largest commercial real estate services firm, from June 2005 until his retirement in November 2012, and as its President from September 2001 to March 2010. Previously, Mr. White was Chairman of the Americas of CBRE Services, Inc., the predecessor of CBRE Group, Inc., from May 1999 to September 2001 and President of Brokerage Services from August 1997 to May 1999. Mr. White served on the board of directors of CBRE Group, Inc. (and its predecessor) from 1998 to January 24, 2013. Mr. White currently serves as a member of the board of directors of Edison International and its wholly owned subsidiary, California Edison Company, a California public utility company, positions he has held since 2007.

Mr. White brings to the Board nearly 30 years of experience in the commercial real estate sector, and he has served as chief executive officer of a Fortune 500 company. His wealth of operational experience on a global scale, financial acumen and in-depth knowledge of the real estate industry are qualities which the Board considered in appointing Mr. White to the Board.
Michael J. Williams has been a director and a member of the Audit Committee and the Nominating and Corporate Governance Committee since November 1, 2012 and a member of the Compensation Committee since January 7, 2013. Since November 2012, Mr. Williams has served as a senior advisor to Sterling Partners, a private equity firm with offices in Chicago and Baltimore and as chairman of the board of directors of Prospect Mortgage LLC, a Sterling Partners' portfolio company. He served as President and Chief Executive Officer of Fannie Mae, and a member of its board of directors and executive committee, from April 2009 to June 2012. He previously served as Fannie Mae’s Executive Vice President and Chief Operating Officer from November 2005 to April 2009. Mr. Williams also served as Fannie Mae’s Executive Vice President for Regulatory Agreements and Restatement from February 2005 to November 2005, as President—Fannie Mae eBusiness from July 2000 to February 2005 and as Senior Vice President—e-commerce from July 1999 to July 2000. Prior to this, Mr. Williams served in various roles in the Single-Family and Corporate Information Systems divisions of Fannie Mae. Mr. Williams joined Fannie Mae in 1991.
Mr. Williams extensive experience in business, finance, accounting, mortgage lending, real estate and the regulation of financial institutions, which he gained in the tenure at Fannie Mae, make him well qualified to serve on the Board of Directors.
* * *
See “Item 13.—Certain Relationships and Related Transactions, and Director Independence" for a summary of the following:

•	the Apollo Securityholders Agreement, under which Apollo has the right, among other things, to designate members to our Board of Directors; and

•
the Securityholders Agreement with Paulson, under which Paulson has the right, among other things, to either nominate a member of, or designate a non-voting observer to attend all meetings of, our Board of Directors. Pursuant to this Securityholders Agreement, Alexander B. Blades, a Senior Vice President at Paulson, served as a non-voting observer of our Board of Directors meetings until January 22, 2013, at which time he resigned as a board observer.

In addition, pursuant to restrictive covenant agreements between us and certain of our existing and future directors and employees who own shares of common stock and/or options to purchase our common stock, such directors and employees are or will be required to abide by certain no solicitation, noncompetition, confidentiality and proprietary rights provisions.
Composition of our Board of Directors
At the date of this Annual Report, the Board of Directors consists of eight members, four of whom are non-management Directors and three of whom are Independent Directors under applicable listing standards and our corporate governance documents. The Board is currently divided into three classes, each with three-year terms (other than with respect to the initial terms of the Class I and Class II directors, which are one and two years, respectively), so that one-third of the Directors, or as near to one-third as possible, are elected at each annual meeting for three-year terms.
The classes of directors are as follows:

•	Ms. Hailey, Mr. Rashid and Mr. White are Class I Directors, whose initial term will expire at the 2013 annual meeting of stockholders;

•	Mr. Hennings and Mr. Kleinman are Class II Directors, whose initial term will expire at the 2014 annual meeting of stockholders; and

•	Mr. Becker, Mr. Smith and Mr. Williams are Class III Directors, whose initial term will expire at the 2015 annual meeting of stockholders.
Any additional directorships resulting from an increase in the number of Directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the Directors. This classification of our Board of Directors may have the effect of delaying or preventing changes in control.
Our executive officers and key employees serve at the discretion of our Board of Directors. Directors may be removed for cause by the affirmative vote of the holders of a majority of our common stock.

Corporate Governance and Director Independence.
Our Board has adopted Corporate Governance Guidelines that, along with the charters of the Board Committees, Director Independence Criteria, Code of Ethics for Employees and Code of Business Conduct and Ethics for Directors, provide the framework for our governance. The governance rules for companies listed on The New York Stock Exchange and those contained in the Securities and Exchange Commission (SEC) rules and regulations are reflected in the guidelines. The Board reviews these principles and other aspects of governance periodically. The Corporate Governance Guidelines are available on the Governance page of our website at www.realogy.com.
The Board adopted the Director Independence Criteria below for its evaluation of the materiality of Director relationships with us. The Director Independence Criteria contain independence standards that exceed the independence standards specified in the listing standards of The New York Stock Exchange. These standards require the Board to affirmatively determine that each Director has no material relationship with Realogy Holdings other than as a Director. A Director who satisfies all of the criteria under our Director Independence Criteria shall be presumed to be independent. The Director Independence Criteria are available on the Governance page of our website at www.realogy.com.
In accordance with these standards and criteria, the Board undertook its annual review of the independence of its Directors. During this review, the Board considered whether there are any relationships between each Director or any member of his or her immediate family and us and our subsidiaries and affiliates. The Board also considered whether there were any transactions or relationships between Directors or any member of their immediate family or any entity of which a Director or an immediate family member is an executive officer, general partner or significant equity holder and us. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the Director is independent.
As a result of this review, the Board affirmatively determined that the following Directors are independent of us and our management as required by The New York Stock Exchange listing standards and the Director Independence Criteria: V. Ann Hailey, Michael J. Williams and Brett White. All members of the Audit Committee and a majority of the members of the Compensation Committee and Nominating and Corporate Governance Committee are Independent Directors as required by The New York Stock Exchange listing standards, SEC rules as applicable and the Director Independence Criteria. Within one year of our initial listing on The New York Stock Exchange, all of the members of the Compensation Committee and Nominating and Corporate Governance Committee must be Independent Directors pursuant to The New York Stock Exchange listing standards.
Committees of the Board of Directors
The following describes our Board Committees and related matters. The composition of the Committees is provided immediately after.
Audit Committee
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
All members of the Audit Committee are Independent Directors under the Board’s Director Independence Criteria and applicable SEC and listing standards. The Board in its business judgment has determined that each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements in accordance with applicable listing standards. The Board has also determined that V. Ann Hailey and Michael J. Williams are audit committee financial experts within the meaning of applicable SEC rules.
The Audit Committee Charter is available on the Corporate Governance page of our website at www.realogy.com.

Compensation Committee
The purpose of the Compensation Committee is to:

•
oversee management compensation policies and practices, including, without limitation, (i) determining and approving the compensation of the Chief Executive Officer and the other executive officers of Realogy Holdings and Realogy Group, (ii) reviewing and approving management incentive policies and programs and exercising discretion in the administration of such programs, and (iii) reviewing and approving equity compensation programs for employees, and exercising discretion in the administration of such programs;

•	set and review the compensation of and reimbursement policies for members of the Boards of Directors of Realogy Holdings and Realogy Group;

•	provide oversight concerning selection of officers, management succession planning, expense accounts and severance plans and policies of Realogy Holdings and Realogy Group; and

•
prepare an annual compensation committee report, provide regular reports to the Realogy Holdings and Realogy Group Boards, and take such other actions as are necessary and consistent with the governing law and the organizational documents of Realogy Holdings.

As required by the transition rules of The New York Stock Exchange, a majority of the members of the Compensation Committee are Independent Directors under the Board’s Director Independence Criteria and applicable listing standards.
The Compensation Committee Report is provided below under Executive Compensation. The Compensation Committee Charter is available on the Governance page on our website at www.realogy.com.
Nominating and Corporate Governance Committee
The principal duties and responsibilities of our Nominating and Corporate Governance Committee will be the following:

•	implementation and review of criteria for membership on our Board of Directors and its committees;

•	identification and recommendation of proposed nominees for election to our Board of Directors and membership on its committees;

•	development of and recommendation to our Board of Directors regarding governance and related matters; and

•	overseeing the evaluation of the Board of Directors.
As permitted by the transition rules of The New York Stock Exchange, a majority of the members of the Corporate Governance Committee are Independent Directors under the Board’s Director Independence Criteria and applicable listing standards.
The Corporate Governance Committee Charter is available on the Governance page on our website at www.realogy.com.
Executive Committee
The Executive Committee generally may exercise all of the powers of the Board when the Board is not in session other than:

•	the submission to stockholders of any action requiring approval of the stockholders;

•	the creation or filling of vacancies on the Board;

•	the adoption, amendment or repeal of the by-laws;

•	the amendment or repeal of any resolution of the Board that by its terms limits amendment or repeal exclusively to the Board;

•	action on matters committed by the by-laws or resolution of the Board exclusively to another committee of the Board;

•	any action where the certificate of incorporation, by-laws, applicable law or contract requires participation by the full Board;

•	the issuance of debt or equity securities in excess of $100 million; and

•	the repurchase by Realogy of any of its outstanding debt or equity securities.

The following chart provides the current committee membership:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Executive Committee
Richard A. Smith				M
V. Ann Hailey (1)	C	M	M
Michael J. Williams (1)	M	M	M
Marc E. Becker		C	C	C
M. Ali Rashid				M
_______________
M = Member
C = Chair

(1)	Independent Director
Code of Ethics.
Our Board has adopted a code of ethics (the “Code of Conduct”) that applies to all officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available on the Governance page of Realogy’s website at www.realogy.com. The purpose of the Code of Conduct is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers. In 2012, we were recognized by the Ethisphere® Institute, the leading international business ethics think-tank, as one of the 2012 World’s Most Ethical Companies.
The Board has adopted a Code of Business Conduct and Ethics for Directors with ethics guidelines specifically applicable to Directors. The Code of Business Conduct and Ethics for Directors is available on the Governance page of Realogy’s website at www.realogy.com.
Copies of the Code of Conduct and the Code of Business Conduct and Ethics for Directors may also be obtained free of charge by writing to our Corporate Secretary. We will disclose on our website any amendment to or waiver from a provision of our Code of Conduct that applies to our CEO, CFO or Chief Accounting Officer.
Compliance with Section 16(a) of the Exchange Act.
Our Directors and executive officers and our ten percent stockholders are required to file with the SEC reports of ownership and changes in ownership of our common stock. All 2012 reports were filed on time.
Item 11.    Executive Compensation.
Compensation Discussion and Analysis (all amounts in this section are in actual dollars unless otherwise noted)
This section discusses our policies and practices with respect to executive compensation and presents a review and analysis of executive compensation earned in fiscal year 2012 by our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (our "named executive officers" or "NEOs") as follows:

Richard A. Smith	Chairman, Chief Executive Officer and President
Anthony E. Hull	Executive Vice President, Chief Financial Officer and Treasurer
Kevin J. Kelleher	President and Chief Executive Officer of Cartus
Alexander E. Perriello, III	President and Chief Executive Officer of Realogy Franchise Group
Bruce Zipf	President and Chief Executive Officer of NRT LLC
Our Board of Directors has determined that these officers are the current named executive officers based upon their duties and responsibilities.
The Compensation Committee and the Board of Directors believe in performance-based compensation. In the five year period leading up to the October 2012 IPO and related transactions, the Company operated with a debt-heavy capital structure with substantial interest obligations, while concurrently managing through the most significant and lengthy downturn in housing since the Great Depression. The measurable performance objectives set by the Compensation Committee during this period, which included 2012, were: (1) to maintain compliance with the debt covenant that required a senior secured debt to adjusted EBITDA ratio of 4.75 to 1 by March 31, 2011 and beyond; (2) to assure adequate liquidity to operate the Company even as it sustained negative cash flow resulting from the weak residential real estate market and high interest payments; (3) to meet annual Adjusted EBITDA targets set each year; and (4) to position the Company for a housing recovery by maintaining its leading market position and retaining its customers, franchisees, independent agents, and  key management personnel.  These performance objectives were met, and facilitated the IPO and related transactions that occurred in the fourth quarter of 2012. Looking forward to 2013 and beyond, we will continue to use performance-based compensation and anticipate that short and long-term plans will include measurable performance goals.
Executive Summary. The year 2012 was unique because of the dramatic improvement in the Company's financial performance and capital structure. In particular, our financial performance was reflective of steps taken to position the Company to benefit from a recovery in the residential real estate market, with our revenues up 14% year-over-year. In addition, we consummated our initial public offering and related transactions in October 2012, which reduced our total net indebtedness as of December 31, 2012 by $3.1 billion and increased our stockholders' equity value by $3 billion from a deficit of $1.5 billion at the end of 2011 to a positive $1.5 billion at the end of 2012. The trading price of our common stock increased significantly during the fourth quarter of 2012 with the stock price rising approximately 23% from the closing sale price of $34.20 per share on October 11, 2012, our first day of trading on The New York Stock Exchange, to $41.96 per share on December 31, 2012.
The compensation earned by our named executive officers during 2012 was designed to reflect the ongoing uncertainties in the residential real estate industry as 2012 commenced (including a Company preference for cash conservation), while at the same time intended to reward executives to the extent the Company achieved a significant improvement in its financial results for 2012. In addition, the compensation plans for 2012 were designed to address the very modest amount of equity compensation that had been awarded during the prior years (with stock-based compensation to the named executive officers representing approximately 1% of the total outstanding equity on a fully diluted basis as of December 31, 2011) and to move the compensation structure towards a better mix of cash and equity awards designed to align their interests with those of the stockholders. In particular,

•	Base salary adjustments: Effective January 1, 2012, we increased the annual rates of base salary paid to three of our named executive officers as follows:

Executive	January 1, 2012 Base Salary
	Base Salary	$ Change	% Change
Anthony E. Hull	$600,000	$25,000	4.3%
Kevin J. Kelleher	475,000	25,000	5.3%
Bruce G. Zipf	575,000	15,000	2.7%

•
Annual incentive award (payable in shares and cash): Four of the five NEOs received the maximum amounts payable under the 2012 Realogy Executive Incentive Plan reflective of the significant financial performance during 2012 with three of the five NEOs electing to receive at least two-thirds of the payouts under the plan in shares.

•	Long-term equity incentives:

◦
as part of a broad-based stock option grant program in April 2012, the named executive officers received stock option grants; this grant program was intended by the Compensation Committee to reintroduce annual stock based incentives and to make stock based compensation a more meaningful portion of an executive's total compensation;

◦
as part of the Realogy Phantom Value Plan implemented in January 2011, the named executive officers received stock option grants in April and October 2012, which were issuable on each interest payment date that Apollo received a cash interest payment with respect to the Convertible Notes it then held; and

◦
as part of the Company's initial public offering in October 2012, the named executive officers received stock option and restricted stock grants to align a significant portion of their total compensation with the value of the Common Stock following the initial public offering and to recognize their significant value to the Company as it became a publicly-traded company.

•	Long-term cash incentives:

◦
in 2012, the NEOs received the balance of the retention payments under the multi-year retention plan adopted in late 2010. That plan was put in place in light of the ongoing housing downturn and the Company's then highly leveraged financial position. The Company had terminated its 2010 bonus plan and eliminated a 2011 bonus plan and instead implemented a multi-year cash retention program, under which participants, including the named executive officers, received retention payments in 2011 and 2012. During 2013, the Company expects that there would be no such retention program, but only the normal annual bonus plan, payable in cash with an NEO election to receive all or a portion of the amount of the bonus exceeding target in a restricted stock unit to receive shares of Realogy Holdings common stock (with a share-based premium and subject to a lock-up) in 2014; and

◦
the Realogy Phantom Value Plan, which was implemented in January 2011, remained in effect, and continues to provide a long term incentive to the named executive officers as they are entitled to a cash payment under that plan at such time or times that Apollo receives cash upon the sale or transfer of the shares of common stock issued to its affiliate, RCIV Holdings (Luxembourg) S.a.r.l. upon conversion of its Convertible Notes. At a named executive officer's election, this plan also provides a stock based incentive. In the event that a payment is to be made to a named executive officer under this plan, he or she may elect to receive stock in lieu of the cash payment in a number of unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due to such participant, plus a number of restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest, based on continued employment, on the first anniversary of issuance.

As noted above, the year 2012 was unique because of the dramatic improvement in the Company's financial performance and capital structure. The Company expects that in the future, broad-based equity grants generally will occur only once per year.
Compensation Philosophy and Objectives. Our primary objective with respect to executive compensation is to design and implement compensation policies and programs that efficiently and effectively provide incentives to, and motivate, officers and key employees to increase their efforts towards creating and maximizing stockholder value. The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. The Compensation Committee believes executive compensation packages provided by us to our executives, including our named executive officers, should include both cash and stock-based compensation that reward performance as measured against established performance goals and/or an increase in the value of our Company. There is no formulaic approach using executive compensation survey data on market comparables in determining the amount of total compensation to each named executive officer. Each element of compensation is determined on a subjective basis using various factors at the Compensation Committee’s sole discretion. During 2012, and in particular, in light of the Company's initial public offering and related transactions and the resulting deleveraging, the Compensation Committee focused a significant portion of executive compensation on stock based compensation, including with the IPO equity grants described below.
Compensation Committee; Consultant; and Role of Chief Executive Officer. The Compensation Committee has the power and authority to oversee our compensation policies and programs and makes all compensation related decisions relating to our named executive officers based upon recommendations from our Chief Executive Officer. The Compensation Committee operates under a written charter adopted by the Board. The Committee reviews the charter on an annual basis. The Compensation Committee’s membership is determined by the Board. A majority of the members of the Compensation Committee are Independent Directors and it is expected that by October 2013, all of its members will be Independent Directors. The Compensation Committee Chair reports at our Board meetings on Committee actions and recommendations. Prior to our initial public offering, the Compensation Committee was comprised of Messrs. Becker (Chair) and Rashid, affiliates of Apollo. As of the closing of our initial public offering, Ms. Hailey, an Independent Director, was added as a third member of the Compensation Committee, and on January 7, 2013, Mr. Williams, another Independent Director, replaced Mr. Rashid as a member of the Compensation Committee. Accordingly, as of January 7, 2013, a majority of the Compensation Committee is comprised of Independent Directors.
Role of Compensation Consultant. In connection with our initial public offering, the Compensation Committee retained PM&P Partners LLC ("PM&P") as a third-party advisor to provide independent advice, research and evaluation related to executive compensation.
Pursuant to its charter, the Compensation Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Company has provided appropriate funding to the Compensation Committee to do so.
PM&P reports directly to the Compensation Committee, and the Compensation Committee may replace PM&P or hire additional consultants at any time. PM&P does not provide services to the Company other than executive compensation consulting to the Compensation Committee. Specifically, it does not provide, directly or indirectly through affiliates, any non-executive compensation services, including, but not limited to, pension consulting or human resource outsourcing. The Compensation Committee regularly reviews the services provided by its outside consultants and believes that PM&P is independent in providing executive compensation consulting services. The Compensation Committee conducted a specific review of its relationship with PM&P in 2012, and determined that PM&P's work for the Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010, by the SEC and by The New York Stock Exchange. The Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.
In this capacity, the Compensation Committee utilizes reports and analyses prepared by PM&P. PM&P was retained to provide the Committee with competitive market pay analyses including compensation measurement services, peer group proxy data studies and market trends.
Role of Executive Officers in Compensation Decisions. Mr. Richard Smith, our President, Chief Executive Officer and Chairman of our Board of Directors, annually reviews the performance of, and makes recommendations regarding, each of our named executive officers (other than himself), and Mr. Smith’s performance is annually reviewed by the Compensation Committee. The conclusions reached and recommendations based upon these reviews, including with respect to salary adjustment and annual incentive award target and actual payout amounts, are presented to the Compensation Committee, which has the discretion to modify any recommended adjustments or awards to our executives. The Compensation Committee has final approval over all compensation decisions for our named executive officers, including approval of recommendations regarding cash and equity awards to all of our officers. The Chief Administrative Officer participates in the data analysis process.
Executive Compensation Elements. The principal components of compensation for our named executive officers in 2012 were:

•	base salary;

•	annual incentive award payable in shares (that vested upon issuance) and cash;

•	long term incentive awards: stock options and restricted stock; a multi-year retention plan; and a phantom value plan; and

•	other: severance and other benefits and limited perquisites.
Base Salary. We provide our NEOs with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for our named executive officers are determined for each executive based on his or her position, scope of responsibility and contribution to our earnings. The initial base salary for our named executive officers was established in their employment agreements entered into upon consummation of the merger in April 2007 pursuant to which we were acquired by Apollo (the "Merger") and were generally the same as the base salary that the named executive officers had been paid at the time of Realogy’s separation from Cendant in 2006.
Due to the lengthy and prolonged downturn in the real estate market, no changes to the base salaries of the named executive officers were made from 2008 to March 31, 2011. In April 2011, the Compensation Committee, acting on the recommendation of the Chief Executive Officer, approved base salary adjustments that were effective on April 1, 2011 for each of the named executive officers, with the exception of the Chief Executive Officer, and for Messrs. Hull, Zipf, and Kelleher a second adjustment was approved that was effective on January 1, 2012. The Compensation Committee determined that the recommended base salary adjustments were warranted after consideration of the below factors and recognizing that the named executive officers’ base salaries had not changed since 2007. The April 1, 2011 and the January 1, 2012 base salary adjustments are detailed below:

Executive	Previous Base Salary	April 1, 2011 Base Salary			January 1, 2012 Base Salary			Total Changes
		Base Salary	$ Change	% Change	Base Salary	$ Change	% Change	$ Change	% Change
Anthony E. Hull	$525,000	$575,000	$50,000	9.5%	$600,000	$25,000	4.3%	$75,000	14.3%
Kevin J. Kelleher	416,000	450,000	34,000	8.2%	475,000	25,000	5.6%	59,000	14.2%
Alexander E. Perriello, III	520,000	550,000	30,000	5.8%	550,000	—	—	30,000	5.8%
Bruce G. Zipf	520,000	560,000	40,000	7.7%	575,000	15,000	2.7%	55,000	10.6%
Salary levels are generally reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives, including our named executive officers, are based on the Compensation Committee’s assessment of individual performance taking into account recommendations from Mr. Smith. In reviewing base salaries for executives, the Compensation Committee considers an internal review of the executive’s compensation, individually and relative to other officers with a primary emphasis on each executive’s ability to contribute to the Company’s financial and strategic goals. The Compensation Committee also considers the individual sustained performance of the executive over a period of time as well as the expected future contributions, outside survey data and analysis on market comparables, and the extent to which the proposed overall operating budget for the upcoming year (which is approved by the Board of Directors) contemplates salary increases. Any base salary adjustment is made by the

Compensation Committee subjectively based upon the foregoing and does not specifically weight any one factor in setting base salaries.
Annual Incentive Award. Our NEOs generally participate in an annual incentive compensation program with performance objectives established by the Compensation Committee and communicated to our NEOs generally within 90 days following the beginning of the calendar year. Under their respective employment agreements, the target annual bonus payable to our NEOs is 100% of his annual base salary, or, in Mr. Smith’s case, given his overall greater responsibilities for the performance of the Company, 200% of his annual base salary.
On February 27, 2012, the Compensation Committee approved the annual incentive structure for 2012 under the 2012 Executive Incentive Plan applicable to the NEOs. The performance criteria under the 2012 Executive Incentive Plan were based on consolidated and business unit EBITDA or earnings before interest, taxes, depreciation and amortization (as EBITDA is defined in the 2012 Executive Incentive Plan). The incentive opportunity for Mr. Smith and Mr. Hull were based upon consolidated EBITDA results. The incentive opportunity for our other named executive officers (Messrs. Kelleher, Perriello and Zipf) was based upon our consolidated EBITDA results (weighted 50%) and EBITDA results of their respective business units (weighted 50%). Pre-established EBITDA performance levels were set that, if achieved, would produce incentive payouts under the 2012 Executive Incentive Plan at 25%, 100%, 125% or 150% of the target annual bonus amounts, respectively. The minimum EBITDA performance level, at which there would be a payout equal to 25% of a named executive officer's target bonus amount was set at approximately 90% of consolidated target EBITDA and, with respect to the NEOs that are Chief Executive Officers of the four business units, a percentage ranging from approximately 90% to 94% of their respective consolidated business unit target EBITDA. The maximum EBITDA performance level, at which there would be a payout equal to 150% of a named executive officer's target bonus amount, was set at approximately 115% of consolidated target EBITDA and, with respect to the named executive officers that are Chief Executive Officers of the four business units, a percentage ranging from approximately 111% to 116% of their respective consolidated business unit target EBITDA. Where performance achievement was between performance levels, incentive payments were determined by linear interpolation. Our consolidated EBITDA threshold had to be achieved before any named executive officer may qualify for an incentive payment. The pre-established Plan EBITDA performance levels are set forth below:

Plan EBITDA Performance Level*	Plan EBITDA Performance Levels by Business Unit (in millions)
	Payout as % of Target	Consolidated Realogy	RFG	NRT**	Cartus	TRG
Threshold	25%	$475	$116.7	$266.0	$115.6	$30.2
Target	100%	525	128.7	292.5	123.6	33.7
Above Target	125%	578	141.9	319.7	132.6	37.2
Maximum	150%	604	147.7	333.0	136.6	39.0
_______________
* EBITDA targets are before spillover 2011 retention, legacy and restructuring expenses.
** NRT EBITDA targets are before payment of intercompany royalty to RFG.
Unlike traditional short-term incentive programs, any amount payable under the 2012 Executive Incentive Plan was payable in shares of our common stock and cash. This design reflects the market uncertainty present at the time the Plan was adopted and the Company's preference for lower cash obligations. At payouts below target, the cash portion represented 30% of the incentive payment and at or above target, the cash portion would increase to 50%, though in the case of Mr. Smith, he was to receive only shares of common stock for any payout below target. The number of shares received were to be based upon the fair market value of the common stock as of January 1, 2013 by dividing (1) the dollar amount of a participant’s incentive payment that is payable in shares by (2) the fair market value of the shares on January 1, 2013, as determined by the Compensation Committee. If target EBITDA were achieved or exceeded, the number of shares to be issued would be the number of shares determined by the formula in the preceding sentence, multiplied by 1.20. If an incentive payment were payable, named executive officers could elect to receive additional shares (calculated on the same basis) in lieu of all or a portion of the cash incentive payment that would otherwise be payable to him or her.
In December 2012, the Compensation Committee amended the 2012 Executive Incentive Plan to modify the timing of the payments thereunder. As amended, the plan authorized the payment of 11/12ths of the estimated incentive amounts payable under the plan in December 2012, with the remaining 1/12th held back and subject to adjustment based upon the audited financial statements for the year ended December 31, 2012. The remaining payment, if any, was payable no later than March 15, 2013. Under the amendment, the Compensation Committee was authorized to utilize the unaudited consolidated financial results of Realogy Holdings for the 11 months ended November 30, 2012 and the projected December 2012 financial results to determine consolidated EBITDA and business unit EBITDA for purposes of the incentive payments payable in December 2012. Under the amendment, the incentive payments payable in December 2012 would remain payable in stock and cash, but for administrative purposes the remaining payment in March 2013 would be payable entirely in cash. Under the amendment, the date for determining the share price for purposes of determining the number of shares issuable would be the date on which the Committee approved the December 2012 payments and, for administrative reasons, the plan amendment allowed participants to elect, prior to the date on which the Compensation Committee determined the extent to which the Plan performance objectives have been met, whether to take additional shares in lieu of all or a portion of the cash portion of a December 2012 payout.
The Compensation Committee amended the plan in light of the following factors: (1) 2012 had been a turnaround year for the residential real estate market and the Company in particular, with EBITDA results (other than those at Cartus) as of early December 2012, that far exceeded those budgeted at the beginning of the year; (2) from a cash flow perspective, the accelerated payments would benefit approximately 1,600 participants in two annual incentive plans, and not just those participants who benefited from equity grants in connection with the Realogy Holdings' initial public offering; and (3) payments in 2012 would reduce uncertainty with respect to the potential impact of potential federal and state income tax reform on the net bonus payments.
On December 19, 2012, the Compensation Committee determined the extent to which the EBITDA targets had been achieved, subject to adjustment based upon full year 2012 actual results, and based upon the elections that three of the named executive officers had made to receive additional shares of stock (with the 1.20 multiplier referred to above) in lieu of cash, approved stock and cash based payments set forth in the table. On February 21, 2013, the Compensation Committee approved the cash amounts payable in March 2013 set forth in the table below to the named executive officers, which for Messrs. Kelleher and Perriello, reflected an adjustment from the December 2012 estimates based upon full year actual Plan EBITDA for Cartus and RFG, respectively.

Name	Annual Incentive Target	Payment Weighting		Performance Level Achieved			% of Dec. Payment Made in Stock (1)(2)	December 28, 2012 Payout (3)			Shares Issued		March 2013 Cash Payment	Total 2012 EIP Payment (7)
		Unit	Realogy	Unit	Realogy	Weighted		Stock $ (4)	Cash Payment	Total Payout	# Shares (5)	Net Shares (6)
Richard A. Smith	$2,000,000	N/A	100%	N/A	150%	150%	80%	$2,640,000	$550,000	$3,190,000	65,787	35,295	$250,000	$3,440,000
Anthony Hull	600,000	N/A	100%	N/A	150%	150%	80%	792,000	165,000	957,000	19,737	11,741	75,000	1,032,000
Kevin Kelleher	475,000	50%	50%	46%	150%	98%	57%	279,755	199,203	478,958	6,972	4,661	19,198	498,156
Alexander Perriello, III	550,000	50%	50%	150%	150%	150%	50%	438,625	365,521	804,146	10,931	6,958	96,479	900,625
Bruce Zipf	575,000	50%	50%	150%	150%	150%	70%	664,125	237,188	901,313	16,550	9,950	71,875	973,188
_______________

(1)	Reflects elections to increase stock portion of payment before 20% stock payment premium. All NEOs except Kelleher and Perriello elected to increase stock payment.

(2)	For Kelleher, the Cartus stock-based payment was 70% (per Plan) and the Realogy portion was 50%.

(3)	Represented 11/12s of the full year payout, or in the case of Mr. Kelleher, 95.6% and Mr. Perriello, 88.6%.

(4)	Includes 20% stock payment premium (earned by all units except the Kelleher portion of the Cartus payment).

(5)	Shares issued were calculated using the $40.13 per share closing sale price of Realogy common stock on The New York Stock Exchange on December 19, 2012.

(6)	After shares withheld to settle taxes.

(7)	Includes cash payments payable in March 2013.
The payments under the 2012 Executive Incentive Plan to be paid in March 2013 will be substantially lower than the amount typically paid within the first 75 days following the year in which the annual bonus is earned due to the accelerated payment of substantially all of the 2012 bonus to December 2012.
In connection with the Company's initial public offering, the Company adopted the 2012 Short Term Incentive Plan (the "2012 STIP") to provide future annual incentive awards based on the achievement of certain performance goals. No awards were made under the 2012 STIP in 2012.
On February 21, 2013, the Compensation Committee approved the annual incentive structure for 2013 under the 2013 Executive Incentive Plan applicable to the NEOs. This plan has been established pursuant and subject to the terms of the 2012 STIP. The performance criteria under the 2013 Executive Incentive Plan are based on consolidated and business unit EBITDA or earnings before interest, taxes, depreciation and amortization (as EBITDA is defined in the 2013 Executive Incentive Plan). The incentive opportunity for Mr. Smith and Mr. Hull are based upon consolidated EBITDA results. The incentive opportunity for our other named executive officers (Messrs. Kelleher, Perriello and Zipf) are based upon our consolidated EBITDA results

(weighted 50%) and EBITDA results of their respective business units (weighted 50%). Pre-established EBITDA performance levels have been set that, if achieved, would produce incentive payouts under the 2013 Executive Incentive Plan at 25%, 100% or 150% of the target annual bonus amounts. The minimum EBITDA performance level, at which there would be a payout equal to 25% of a named executive officer's target bonus amount, has been set at an amount which exceeds the actual 2012 EBITDA results excluding IPO related costs, and restructuring, early extinguishment of debt and legacy charges. Where performance achievement falls between performance levels, incentive payments are determined by linear interpolation. Our consolidated EBITDA threshold has to be achieved before any named executive officer may qualify for an incentive payment.
NEOs will have the opportunity to elect to receive restricted stock units to receive fully-vested shares of Realogy Holdings common stock in lieu of cash for any payments made in excess of their target annual bonus amounts. A 10% share-based premium will be applied to any payments made in restricted stock units and the underlying shares will not be subject to resale until September 2, 2014.
Mr. Smith is entitled to an additional annual bonus, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy. This benefit is provided to Mr. Smith as the replacement of a benefit previously provided to him by Cendant. Mr. Smith waived his contractual right to receive this bonus with respect to the bonuses payable in January 2009 and 2010 in order to reduce Company expenses, but did receive this bonus in January 2011 in the amount of $97,000 (in respect of 2010), August 2012 in the amount of $97,000 (in respect of 2011) and December 2012 in the amount of approximately $112,000 (in respect of 2012).
Long Term Equity Incentives.
Broad Based 2012 Annual Grant. To provide key employees with additional incentives aligned with the interests of our stockholders and recognizing the very limited equity grants made during the preceding five years (and the significant gap in equity compensation when compared to similarly situated companies), on April 30, 2012, the Compensation Committee approved the grant of non-qualified options to purchase an aggregate of approximately 1.0 million shares to key employees of the Company, including the named executive officers. The options have a term of 10 years and the exercise price of the options is $17.50 per share, representing the fair market value per share of our common stock on the date of grant, as determined by the Compensation Committee. The options become exercisable over a four-year period at the rate of 25% per year, commencing one year from the date of grant. Pursuant to this action, the named executive officers received options to purchase the following number of shares:

Name	Number of Shares Underlying Option Grant
Richard A. Smith	120,000
Anthony E. Hull	33,000
Kevin J. Kelleher	26,000
Alexander E. Perriello, III	30,000
Bruce Zipf	31,000
In making the grants, the Compensation Committee accepted the recommendations made by the Chief Executive Officer (other than as to himself) who had worked in conjunction with the Chief Administrative Officer in making the recommendations. The quantity of the options granted to each of the named executive officers was based on an approximate current market value of long-term incentives compared to external benchmark data. The Company used Towers Watson general industry long-term incentive data to determine the external benchmark value as a percentage of annual base salary.  The external market value was determined to be 400% of annual base salary for the Chief Executive Officer and 175% of annual base salary for the other named executive officers. Giving consideration to various factors including our then current private status, the Compensation Committee determined the value of the grant at approximately one-third of the external market or approximately 130% of base salary for the Chief Executive Officer and approximately 60% of base salary for the other named executive officers. The Compensation Committee did not rely, in any material respect, on the specific data from the individual companies participating in the Towers Watson Survey.
IPO grants. In connection with our initial public offering, the Company adopted the 2012 Long Term Incentive Plan (the "2012 LTIP") to provide long-term incentive awards that will attract, motivate and retain key employees. Under the 2012 LTIP, our named executive officers and certain Company employees were awarded initial stock option grants to purchase shares of our common stock, in connection with the Company's initial public offering. The option grants vest over four years, with 25% vesting on each anniversary of the grant date. The options have a ten-year term. A total of approximately 1,653,000 shares are issuable upon the exercise of these initial option grants and the exercise price per share of the options is $27 per share, equal to the initial public offering price per share of common stock in our initial public offering.

In addition, our named executive officers and certain Company employees were awarded grants of restricted stock under the 2012 LTIP on October 10, 2012, the effective date of our initial public offering. The restrictions on the shares of restricted stock lapse over three years, with 33.33% lapsing on each anniversary of the grant date. The number of shares of restricted stock granted was determined using the initial public offering price per share of our common stock. A total of approximately 290,000 shares of restricted stock were granted.
PM&P provided advice to the Compensation Committee with respect to the IPO grants described above. PM&P analyzed the equity practices of the 18 companies listed below that had completed an initial public offering within the past few years, focusing primarily on the equity awards provided to their named executive officers and other key employees. PM&P noted that the peer group utilized for the IPO may not not necessarily be the peer group that the Compensation Committee utilizes in the future with respect to the Company's executive compensation program.
Caesars Entertainment        Allison Transmission Holding        Dunkin Brands Group
Metals USA Holdings        Booz Allen Hamilton Holding        Vanguard Health Systems, Inc.
Noranda Aluminum Holding    Express, Inc.                NXP Semiconductor
Dollar General Corp.        Freescale Semiconductor Ltd.        CKE, Inc.
Rexnord Corp.            Sensata Technolgies Holdings        Vantiv, Inc.
HCA Holdings            Nielsen Holdings N.V.            Hyatt Hotels
PM&P analyzed the public disclosures of each of these peer companies to understand the shares reserved at the time of its initial public offering, equity dilution resulting from the equity grants made at the time of the initial public offering, beneficial ownership of common stock by its named executive officers immediately following the initial public offering, annual share usage for equity grants, and the prevalence of grants issued to named executive officers at the time of an initial public offering. PM&P findings were then presented to the Compensation Committee for consideration. After reviewing the PM&P analysis, the Compensation Committee recommended and the Board approved, stock option and restricted stock awards to the NEOs and other key employees.
The following table sets forth the IPO option grants and restricted stock awards made to the named executive officers:

Name	Number of Shares Underlying Option Grant	Number of Shares of Restricted Stock
Richard A. Smith	360,000	94,772
Anthony E. Hull	120,000	28,962
Kevin J. Kelleher	72,000	19,179
Alexander E. Perriello, III	80,000	24,283
Bruce Zipf	92,000	23,394
The award agreements for these IPO grants generally provide that with respect to each outstanding option or restricted stock award that is assumed or substituted in connection with a change in control, in the event that during the twenty-four (24) month period following such change in control a participant’s employment or service is terminated without cause by the Company or any affiliate or the participant resigns from employment or service from the Company or any affiliate with “good reason” (as defined in the award agreement), options will become fully vested and exercisable and restricted stock awards will become fully vested. But with respect to each outstanding option or restricted stock award that is not assumed or substituted in connection with a change in control, immediately upon the occurrence of the change in control, options will become fully vested and exercisable and restricted stock awards will become fully vested.
As CEO of the Company, Mr. Smith received equity grants in connection with the initial public offering that are significantly larger than those received by the Chief Financial Officer and the other named executive officers. Mr. Smith's IPO awards recognize the scope of his responsibilities as CEO and his leadership navigating the Company and its debt-heavy capital structure during the most significant and lengthy downturn in the housing market since the Great Depression and positioning it to effect its initial public offering in October 2012. In addition, the size of Mr. Smith's IPO grants relative to the IPO grants to the other NEOs is consistent with the practice among companies going public that chief executive officers receive a substantially larger equity stake at or near the time of the offering to recognize the years of leadership, commitment and hard work required to build and lead a company through the process. The NEO awards to the three business unit CEOs recognized the size and scope of their respective business units and with respect to the awards made to the CFO, his significant role with respect to our initial public offering and our capital structure.
See also discussion below under "Long Term Cash Incentives—Phantom Value Plan" for a discussion of stock options granted to the NEOs in 2012 in accordance with the terms of the Phantom Value Plan. Neither our Board of Directors nor the Compensation Committee has adopted any formal policy regarding the annual timing of any future equity awards.

Long Term Cash Incentives
Multi-Year Retention Plan. In November 2010, the Compensation Committee approved the 2011-2012 Multi-Year Retention Plan. The 2011-2012 Multi-Year Retention Plan provided for a retention payment equal to 200% of each of the named executive officer’s target annual bonus, half payable in two installments in each of 2011 and 2012, subject to the executive’s continued employment with Realogy. The Compensation Committee approved the plan to provide retention value to Realogy with respect to such key personnel, particularly given the continuing uncertainty regarding company performance over the near term, which is significantly influenced by macro-economic factors beyond management’s control, including continuing high unemployment, uncertainty about housing values, and the inability of the 2009 and 2010 federal homebuyer tax credits to fuel a sustained housing recovery. In December 2011, the Compensation Committee amended the 2011-2012 Multi-Year Retention Plan to modify the 2012 payment schedule (which originally provided for 50% of a named executive officer’s 2012 retention payment in each of April and October 2012), such that the named executive officers received 60% of their 2012 retention amount in July 2012 and the remaining 40% in October 2012. The Compensation Committee made the change to the 2012 payment schedule in order to better align the Company’s significant fixed and capital expenditures with its strongest periods of cash flow generation—historically the second and third quarters of the year.
Phantom Value Plan. Our Board of Directors approved the Realogy Group Phantom Value Plan (the “Phantom Value Plan”) in January 2011 to provide the NEOs and three other executive officers with a renewed incentive to generate value in the Company. The action was taken following a review by the the Compensation Committee of the then existing equity incentives, and in particular the realization that the value of our common stock was significantly below the $250.00 price at which the named executive officers had purchased shares in 2007, the $250.00 per share exercise price of the options granted to them in 2007 and the $250.00 per share implied grant date value of the restricted stock granted to them in 2007.
The Phantom Value Plan provides the participants with the opportunity to receive compensation based upon the Company’s success and the cash received by RCIV upon the transfer or sale of the 57,462,269 shares of Common Stock that RCIV received in connection with our initial public offering (the "RCIV Shares") upon conversion of the Realogy Group Convertible Notes in the aggregate principal amount of $1,338,190,220 that had been issued to RCIV in January 2011 (the "RCIV Notes").
The amount of each Incentive Award granted to a participant was determined by the sum of (1) the shares of our common stock purchased by the executive at $250.00 per share in April 2007 and (2) the value of the executive officer’s initial restricted stock grant in April 2007, net of shares forfeited to pay minimum withholding taxes due upon vesting. On the foregoing basis, in January 2011, our Board of Directors made initial grants of Incentive Awards of approximately $21.8 million, of which an aggregate of approximately $18.3 million was granted to the named executive officers, as follows:

Name	Incentive Award
Richard A. Smith	$9,120,250
Anthony E. Hull	2,820,250
Kevin J. Kelleher	1,810,690
Alexander E. Perriello, III	2,320,250
Bruce Zipf	2,240,500
Each participant is eligible to receive a payment with respect to his or her Incentive Award at such time and from time to time that RCIV receives cash upon the transfer or exchange of RCIV Shares. including any third party sale. A payment would be an amount which bears the same ratio to the dollar amount of the Incentive Award as (i) the aggregate amount of cash received by RCIV at such time for the transfer or exchange of all or a portion of the RCIV Shares bears to (ii) $1,338,190,220, representing the aggregate principal amount of the RCIV Notes on the date of issuance. The participants were not entitled to a payment under the Phantom Value Plan in connection with our initial public offering because RCIV received the RCIV Shares upon conversion of the Convertible Notes and the related letter agreement between the Company and Apollo described under "Item 13.—Certain Relationships and Related Party Transactions, and Director Independence" and did not receive any cash upon the conversion of the RCIV Notes.
In the event that a payment is to be made with respect to an Incentive Award, a participant may elect to receive, in lieu of the cash payment, a number of unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due on such Incentive Award, plus a number of restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on continued employment, on the first anniversary of issuance. In addition, Incentive Awards are subject to acceleration and payment upon a change of control as specified in the Phantom Value Plan.

On each date RCIV received cash interest on the RCIV Notes (or a cash fee in an amount equal to the cash interest), participants were granted stock options under the Stock Incentive Plan with an aggregate value (determined on a Black-Scholes basis) equal to 5.5% of their respective Incentive Award amounts. The stock option grants to our Chief Executive Officer, however, were limited to 50% of the foregoing stock option amount for the interest payment dates in April and October 2011, but that restriction in the Phantom Value Plan has been eliminated for future option grants by a November 2011 amendment to the Phantom Value Plan. Generally, each grant of stock options vests in three equal annual installments from the grant date, subject to the executive’s continued employment, and vested stock options become exercisable on October 10, 2013, one year following the completion of our initial public offering. The stock options have a term of 7.5 years. In April and October of each of 2011 and 2012, stock options were granted to participants in accordance with the terms of the Phantom Value Plan. No further options are issuable pursuant to the Phantom Value Plan as the RCIV Notes are no longer outstanding.
Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant's employment for any reason. The Incentive Awards also terminate 10 years following the date of grant. In the event of a change in control, Incentive Awards will be subject to acceleration and payment only if RCIV receives consideration with respect to the RCIV Notes in the change in control transaction.
Limited Other Benefits and Perquisite Programs.
Our compensation program does not include material other benefits or perquisites. Our NEOs generally participate in the same programs as our other employees, as discussed below.
Our NEOs may participate in our 401(k) plan. The plan currently provides a matching contribution of 25% of amounts contributed by the officer (increasing to 50% effective May 1, 2013), subject to a maximum of 6% of eligible compensation. Mr. Kelleher is our only NEO that participates in a defined benefit pension plan (future accruals of benefits were frozen on October 31, 1999), and this participation relates to his former service with PHH.
The Compensation Committee adopted a policy in December 2006 that limits use of our fractional aircraft ownership (only Mr. Smith has access, subject to availability, for personal use, and business use is limited to executive officers and subject to further limitations) and management adopted a policy that limits first-class air travel for our employees. During 2012, Mr. Smith reimbursed us for all variable costs associated with his personal use of the aircraft in which we have a fractional ownership interest.
Severance Pay and Benefits upon Termination of Employment under Certain Circumstances. The employment agreements entered into with our NEOs at the effective time of the Merger provide for severance pay and benefits under certain circumstances. The level of the severance pay and benefits is substantially consistent with the level of severance pay and benefits that the NEOs were entitled to under the agreements they had with Realogy following its separation from Cendant but prior to the consummation of the Merger.
Under our employment agreements with our NEOs, the severance pay is equal to a multiple of the sum of his or her annual base salary and target bonus, along with the continuation of welfare benefits. Severance pay is payable upon a termination without “cause” by the Company or a termination for “good reason” by the executive, as such terms are defined in the employment agreements. The severance multiple for Mr. Smith, as our Chief Executive Officer, is 300%, for Mr. Hull, as our Chief Financial Officer, 200%, and for each other named executive officer, 100% (though in the case of such a termination of employment within twelve months following Sale of the Company (as defined in the Stock Incentive Plan), their multiple is 200%). The higher multiples of base salary and target bonus payable to Messrs. Smith and Hull are based upon Mr. Smith’s overall greater responsibilities for our performance and Mr. Hull’s significant responsibilities as our Chief Financial Officer. Mr. Smith is our only officer who has tax reimbursement protection for “golden parachute excise taxes,” subject to a cutback of up to 10%—a benefit he had under the employment agreement that he entered into at the time of our separation from Cendant.
The agreements also provide for severance pay of 100% of annual base salary and the continuation of welfare benefits to each named executive officer in the event his employment is terminated by reason of death or disability. For more information on the employment agreements, see “—Potential Payments upon Termination or Change in Control.”
The Compensation Committee believes the severance and benefits payable to our named executive officers under the foregoing circumstances aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect our value following a termination of an executive’s employment without cause or by the employee for good reason. In addition, we believe the provision of these contractual benefits will keep the executives focused on the operation and management of the business. As set forth above, the enhanced severance pay and benefits payable to Messrs. Kelleher, Perriello and Zipf in the event of a termination of employment under certain circumstances within twelve months of a Sale of the Company are substantially consistent with the contractual rights they had prior to the Merger.

Forfeiture of Awards in the Event of Financial Restatement. We have not adopted a policy with respect to the forfeiture of equity incentive awards or bonuses in the event of a restatement of financial results, though each of the employment agreements with the named executive officers includes, within the definition of termination for “cause”, an executive purposefully or negligently making (or being found to have made) a false certification to us pertaining to its financial statements. In addition, the 2012 STIP and 2012 LTIP provide that the Compensation Committee has the right to provide, in the terms of awards made under the plan, or to require a participant to agree by separate written or electronic instrument, that any proceeds, gains or other economic benefit must be paid to the Company and the award will terminate and be forfeited if (i) a termination of employment or other service occurs prior to a specified date, or within a specified time period following receipt or exercise of the award, (ii) the participant at any time, or during a specified time period, engages in any activity which violates any applicable restrictive covenants of the Company, as may be further specified in an award agreement, (iii) the participant incurs a termination of employment or other service for “cause,” as defined in the applicable award agreement or (iv) the participant at any time engages in unlawful and/or fraudulent activity which constitutes a breach of the Company's Code of Conduct policy as in effect from time to time or a breach of the participant's employment agreement, as may be further specified in an award agreement. The Company is analyzing programs that may involve forfeitures and potential clawbacks from executives, but does not anticipate taking any action prior to the release of expected regulations in this area under the Dodd-Frank Act of 2010.
Policies relating to hedging and pledging of Company securities. Our Procedures and Guidelines Governing Securities Trades by Company Personnel prohibit our directors and executive officers and other key employees (unless approved by the Company's securities trading compliance officer) from engaging in hedging transactions or pledging the Company's securities they own or control, including but not limited to our common stock.
Stock Ownership Guidelines. The Company is currently developing stock ownership guidelines which it expects to implement later in 2013 to encourage stock ownership among our executive officers to further the objective of aligning our executives' interests with those of our stockholders.
Tax Considerations
Section 162(m) of the Code generally disallows a federal income tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to the corporation’s five named executive officers. Prior to the Company's initial public offering, our board of directors did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. Our Compensation Committee has adopted a policy that states, where reasonably practicable, the Compensation Committee will seek to have the variable compensation paid to our named executive officers qualify for an exemption from the deductibility limitations of Section 162(m). The Compensation Committee may, however, in its judgment, authorize compensation payments that do not consider the deductibility of Section 162(m) when it believes, in its judgment, that such payments are appropriate to retain executive talent. Transition provisions under Section 162(m) may apply for a period of three years following the consummation of our initial public offering to certain compensation arrangements that were entered into by the Company before it was publicly held, including the 2007 Stock Incentive Plan, the 2012 STIP and the 2012 LTIP.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Realogy Holdings Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

REALOGY HOLDINGS CORP. COMPENSATION COMMITTEE

Marc E. Becker (Chair)
V. Ann Hailey
Michael J. Williams

2012 Summary Compensation Table
The table below sets forth the compensation we provided in 2012, 2011 and 2010 to our named executive officers.
As discussed in the "Compensation Discussion and Analysis," 2012 compensation reflects the grant date fair value of equity awards made in conjunction with our October 2012 initial public offering as well as the remaining payments under the 2011-2012 Multi-Year Cash Retention Plan and as noted previously, we do not expect to establish a cash retention program for the NEOs in 2013.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(3)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value/ Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)	Total ($)
Richard A. Smith	2012	1,000,000	112,219	5,198,844	6,022,523	2,800,000	—	2,000	15,135,586
Chief Executive Officer and President	2011	1,000,000	97,000	—	—	2,000,000	—	2,000	3,099,000
	2010	1,000,000	—	—	1,005,338	—	—	1,750	2,007,088
Anthony E. Hull	2012	600,000		1,573,974	1,920,102	765,000	—	3,750	4,862,826
Executive Vice President, Chief Financial Officer and Treasurer	2011	562,500	—	—	—	525,000	—	3,675	1,091,175
	2010	525,000	—	—	242,250	420,000	—	—	1,187,250
Kevin J. Kelleher	2012	475,000		797,588	1,222,996	634,401	134,179		3,264,164
President and Chief Executive Officer of Cartus Corporation	2011	441,500	—	—	—	416,000	80,409	—	937,909
	2010	416,000	—	—	193,800	332,800	44,784	—	987,384
Alexander E. Perriello, III	2012	550,000		1,094,266	1,389,459	982,000	—	7,031	4,022,756
President and Chief Executive Officer, Realogy Franchise Group	2011	542,500	—	—	—	520,000	—	2,525	1,065,025
	2010	520,000	—	—	242,250	416,000	—	—	1,178,250
Bruce Zipf	2012	575,000		1,295,763	1,535,375	829,063	—	3,649	4,238,850
President and Chief Executive Officer, NRT	2011	550,000	—	—	—	520,000	—	3,558	1,073,558
	2010	520,000	—	—	193,800	416,000	—	—	1,129,800
_______________

(1)
The following are the annual rates of base salary paid to each of the named executive officers as of December 31, 2012: Mr. Smith, $1,000,000; Mr. Hull, $600,000; Mr. Kelleher, $475,000; Mr. Perriello, $550,000; and Mr. Zipf, $575,000.

(2)
In December 2012, the Compensation Committee approved an annual bonus of $112,219 payable to Mr. Smith pursuant to the terms of his employment agreement, the after-tax proceeds of which are required to be used to purchase the annual premium on an existing life insurance policy.

(3)
The table reflects the aggregate grant date fair value of equity awards granted in 2012 computed in accordance with FASB ASC Topic 718. The assumptions we used in determining the grant date fair value of these awards are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(4)	In 2012, each named executive officer received:

a.
a restricted stock award in October 2012 with a grant date fair value of $27.00 per share, the initial offering price of our initial public offering. One-third of the shares subject to the award vest on each of the first three anniversaries of the date of grant (see "—Compensation Discussion & Analysis—Executive Compensation Elements—Long Term Equity Incentives —IPO Grants" and "Grants of Plan-Based Awards for Fiscal 2012"); and

b.
fully vested shares of common stock on December 19, 2012 with a grant date fair value of $40.13 per share (the closing sale price of the common stock on The New York Stock Exchange on that date) as the stock portion of the compensation earned under the Realogy 2012 Executive Incentive Plan (see "—Compensation Discussion & Analysis—Executive Compensation Elements—Annual Incentive Award" and "—Option Exercises and Stock Vested in 2012").

The following table summarizes the foregoing stock issuances by named executive officer:

Name	Grant Date Fair Value of Restricted Stock Issued in Conjunction with the IPO	Grant Date Fair Value of Common Stock Issued Under the Realogy 2012 Executive Incentive Plan	Total
Richard A. Smith	2,558,844	2,640,000	5,198,844
Anthony E. Hull	781,974	792,000	1,573,974
Kevin J. Kelleher	517,833	279,755	797,588
Alexander E. Perriello, III	655,641	438,625	1,094,266
Bruce Zipf	631,638	664,125	1,295,763

(5)	In 2012, each named executive officer received grants of non-qualified stock options as follows:

a.
non-qualified options in April 2012 and October 2012 under the 2007 Stock Incentive Plan as provided in the Realogy Group Phantom Value Plan. These options vest as to one-third of the total shares subject to the options on each of the first three (3) anniversaries of the date of grant but are not exercisable until one year following a qualified initial public offering. The table reflects the aggregate grant date fair value of these options as the likelihood of the options being exercised is probable as a qualified public offering has occurred; and

b.
non-qualified stock options in April 2012 under the 2007 Stock Incentive Plan and October 2012 under the 2012 LTIP. These options vest as to one-fourth of the total shares subject to the options on each of the first four (4) anniversaries of the date of grant.

(6)
Amounts for 2012 represent: (a) aggregate amount paid in 2012 to the named executive officers under the Realogy 2011-2012 Multi-Year Retention Plan and (b) cash portion of the compensation earned under the Realogy 2012 Executive Incentive Plan, as follows:

Name	Non-Recurring Cash Amounts Paid in 2012 Under the Retention Plan	Cash Payments Paid in 2012 Under the Realogy 2012 Executive Incentive Plan	Total
Richard A. Smith	2,000,000	800,000	2,800,000
Anthony E. Hull	525,000	240,000	765,000
Kevin J. Kelleher	416,000	218,401	634,401
Alexander E. Perriello, III	520,000	462,000	982,000
Bruce Zipf	520,000	309,063	829,063

(7)
None of our named executive officers (other than Mr. Kelleher) is a participant in any defined benefit pension arrangement. The amounts in this column with respect to 2012 reflect the aggregate change in the actuarial present value of the accumulated benefit under the Realogy Pension Plan from December 31, 2011 to December 31, 2012. See “Realogy Pension Benefits” for additional information regarding the benefits accrued for Mr. Kelleher.

Grants of Plan-Based Awards for Fiscal Year 2012
Each of the named executive officers received grants in 2012 under the following non-equity incentive and stock-based compensation plans. Each of the named executive officers:

•
was a participant in the 2012 Realogy Executive Incentive Plan adopted in February 2012, as amended and restated on December 7, 2012, pursuant to which the participant received shares of common stock under the 2007 Stock Incentive Plan and cash in December 2012 and will receive cash in March 2013;

•	received stock options in April and October 2012 under the 2007 Stock Incentive Plan as provided by the Realogy Group Phantom Value Plan;

•	received stock options in April 2012 under the 2007 Stock Incentive Plan; and

•	received stock options and restricted stock awards in October 2012 under the 2012 LTIP in connection with our initial public offering.

Grants of Plan-Based Awards in Fiscal Year 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)(2)(3)				All Other Stock Awards: Number of Shares of Stock (#)(4)	All Other Option Awards: Number of Securities Underlying Options (5)(6)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)	Maximum (#)
Richard A. Smith	2/27/2012	41,667	533,333	800,000	11,422		43,858	65,787	—	—	—	—
	4/16/2012	—	—	—	—		—	—	—	33,866	17.50	330,194
	10/15/2012	—	—	—	—		—	—	—	18,090	33.50	243,130
	4/30/2012	—	—	—	—		—	—	—	120,000	17.50	1,230,000
	10/10/2012	—	—	—	—		—	—	—	360,000	27.00	4,219,200
	10/10/2012	—	—	—	—		—	—	94,772	—	—	2,558,844

Anthony E. Hull	2/27/2012	40,000	160,000	240,000	2,742		13,158	19,737	—	—	—	—
	4/16/2012	—	—	—	—		—	—	—	10,284	17.50	100,269
	10/15/2012	—	—	—	—		—	—	—	5,594	33.50	75,183
	4/30/2012	—	—	—	—		—	—	—	33,000	17.50	338,250
	10/10/2012	—	—	—	—		—	—	—	120,000	27.00	1,406,400
	10/10/2012	—	—	—	—		—	—	28,962	—	—	781,974

Kevin J. Kelleher	2/27/2012	42,552	213,750	320,625	1,899		7,813	11,719	—	—	—	—
	4/16/2012	—	—	—	—		—	—	—	6,603	17.50	64,379
	10/15/2012	—	—	—	—		—	—	—	3,592	33.50	48,276
	4/30/2012	—	—	—	—		—	—	—	26,000	17.50	266,500
	10/10/2012	—	—	—	—		—	—	—	72,000	27.00	843,840
	10/10/2012	—	—	—	—		—	—	19,179	—	—	517,833

Alexander E. Perriello, III	2/27/2012	49,271	297,917	446,875	2,199	7,539	7,539	11,308	—	—	—	—
	4/16/2012	—	—	—	—		—	—	—	8,461	17.50	82,495
	10/15/2012	—	—	—	—		—	—	—	4,603	33.50	61,864
	4/30/2012	—	—	—	—		—	—	—	30,000	17.50	307,500
	10/10/2012	—	—	—	—		—	—	—	80,000	27.00	937,600
	10/10/2012	—	—	—	—		—	—	24,283	—	—	655,641

Bruce Zipf	2/27/2012	51,510	206,042	309,063	2,299		11,033	16,550	—	—	—	—
	4/16/2012	—	—	—	—		—	—	—	8,170	17.50	79,658
	10/15/2012	—	—	—	—		—	—	—	4,444	33.50	59,727
	4/30/2012	—	—	—	—		—	—	—	31,000	17.50	317,750
	10/10/2012	—	—	—	—		—	—	—	92,000	27.00	1,078,240
	10/10/2012	—	—	—	—		—	—	23,394	—	—	631,638
_______________

(1)
The awards made on February 27, 2012 set forth in these columns represent the grant made under the 2012 Realogy Executive Incentive Plan, as amended and restated in December 2012 to amend the timing of payments (the “EIP”). The EIP was payable in both shares of common stock and cash with 11/12ths of the payout (before reflecting any share multiplier for achievement at or above target described in footnote (2) below) paid in stock and cash in December 2012 (or in the case of Messrs. Kelleher and Perriello, 95.6% and 88.6%, respectively, of the payout) adjusted to reflect the difference between the audited 2012 financial results and the interim financial results utilized for the December 2012 payment and the remaining percentage payable entirely in cash in March 2013. The performance criteria under the EIP were 2012 consolidated and business unit EBITDA—or earnings before interest, taxes, depreciation and amortization (as that term is defined in the EIP). The incentive opportunity for Mr. Smith and Mr. Hull was based upon consolidated EBITDA results. The incentive opportunity for our other named executive officers (Messrs. Kelleher, Perriello and Zipf) was based upon our consolidated EBITDA results (weighted 50%) and EBITDA results of their respective business units (weighted 50%). Pre-established EBITDA performance levels were set that, if achieved, would produce bonus payouts under the EIP at 25%, 100%, 125% or 150% of the target annual bonus amounts. Where performance levels fell between achievement percentage levels, bonuses were determined by linear interpolation. Our consolidated EBITDA threshold had to be achieved before any named executive officer could qualify for an incentive payment. Under their respective employment agreements, the target annual bonus payable to our named executive officers is 100% of their respective base salaries, or in the case of Mr. Smith, 200% of his base salary.

(2)
At payouts below target, the cash portion represented 30% of the December 2012 incentive payment, and at or above target, the cash portion of the December 2012 incentive payment increased to 50%, though in the case of Mr. Smith, he was entitled to receive only shares of common stock for any payout below target. The number of shares received in December 2012 was based upon the fair market value of the common stock as of the date of determination of performance of plan targets by dividing (1) the dollar amount of a participant’s incentive payment that is payable in shares by (2) the fair market value of the shares on the date of determination of achievement of performance objectives. If target EBITDA was achieved or exceeded, the number of shares to be issued (without giving effect to any election described below) was the number of shares determined by the formula in the preceding sentence, multiplied by 1.20. If an incentive payment were payable, the named executive officers could elect to receive additional shares (calculated on the same basis) in lieu of all or a portion of the December 2012 cash incentive payment that would otherwise have been paid to him.

Where target EBTIDA was achieved or exceeded, the above table gives effect to the following elections made by three of the five named executive officers to receive additional shares in lieu of cash. The share numbers set forth in the Target and Maximum columns below the caption "Estimated Future Payouts Under Equity Incentive Plan Awards" were calculated based upon the percentages set forth below and the share price set forth in footnote (3) below; the cash amounts under "Estimated Payouts Under Non-Equity Incentive Plan Awards" at Target and Maximum reflect the balance of the amounts payable under the EIP based upon the elections made by the named executive officers.
As required by the EIP, where target EBITDA was not achieved, the amounts set forth under the Threshold columns in the above table reflect with respect to the December 2012 payment a stock payout at 70%, or in Mr. Smith's case, at 100% (and without any multiplier) and do not give effect to any elections made by the named executive officers to receive additional shares in lieu of cash.

Named Executive Officer	Percentage of entire EIP Payment at Target and Maximum in Shares
Richard A. Smith	75.9%
Anthony E. Hull	75.9%
Kevin J. Kelleher *	58.9%
Alexander E. Perriello, III *	50.0%
Bruce Zipf	67.5%
______________
* Plan default election. Mr. Smith, Mr. Hull and Mr. Zipf all elected to take more than the required payout in shares.

(3)	Share amounts are based upon the $40.13 per share closing sale price of the common stock on December 19, 2012, the date the Board approved the stock issuances.

(4)	See footnote 4(a) to the Summary Compensation Table for vesting terms of restricted stock awarded on October 10, 2012.

(5)
Pursuant to the terms of the Phantom Value Plan and the Incentive Awards made thereunder, we issued non-qualified stock options to the named executive officers on April 16, 2012 and October 15, 2012. The number of stock options granted represented an aggregate value as determined by the Compensation Committee equal to an amount which bore the same ratio to the aggregate dollar amount of the named executive officer’s Incentive Award as the aggregate amount of cash interest received by RCIV on the grant date (or in the case of the October 15, 2012 grant, the cash received upon conversion of the RCIV Notes on October 12, 2012) bore to the aggregate principal amount of the RCIV Notes on the date of their issuance. See footnote 4(b) of the Summary Compensation Table for further information on grant terms of these options.

(6)	See footnote 5(b) to the Summary Compensation Table for vesting terms of options granted on April 30, 2012 and October 10, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End
The following two tables set forth outstanding stock option awards and restricted stock awards as of December 31, 2012 held by our named executive officers:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (1) (2)	Number of Shares of Stock That Have Not Vested (#) (3)	Market Value of Shares of Stock That Have Not Vested ($) (4)
Richard A. Smith	—	7,479	22.25	10/15/2018
	—	14,106	22.00	4/17/2019
	—	33,866	17.50	10/16/2019
	—	18,090	33.50	4/15/2020
	18,675	18,675	137.50	11/9/2020
	43,575	43,575	20.75	11/9/2020
	—	120,000	17.50	4/30/2022
	—	360,000	27.00	10/10/2022
					94,772	3,976,633
Anthony E. Hull	—	4,626	22.25	10/15/2018
	—	8,724	22.00	4/17/2019
	—	10,284	17.50	10/16/2019
	—	5,594	33.50	4/15/2020
	4,500	4,500	137.50	11/9/2020
	10,500	10,500	20.75	11/9/2020
	—	33,000	17.50	4/30/2022
	—	120,000	27.00	10/10/2022
					28,962	1,215,246
Kevin J. Kelleher	—	2,970	22.25	10/15/2018
	—	5,601	22.00	4/17/2019
	—	6,603	17.50	10/16/2019
	—	3,592	33.50	4/15/2020
	3,600	3,600	137.50	11/9/2020
	8,400	8,400	20.75	11/9/2020
	—	26,000	17.50	4/30/2022
	—	72,000	27.00	10/10/2022
					19,179	804,750
Alexander E. Perriello, III	—	3,806	22.25	10/15/2018
	—	7,177	22.00	4/17/2019
	—	8,461	17.50	10/16/2019
	—	4,603	33.50	4/15/2020
	4,500	4,500	137.50	11/9/2020
	10,500	10,500	20.75	11/9/2020
	—	30,000	17.50	4/30/2022
	—	80,000	27.00	10/10/2022
					24,283	1,018,915
Bruce Zipf	—	3,675	22.25	10/15/2018
	—	6,931	22.00	4/17/2019
	—	8,170	17.50	10/16/2019
	—	4,444	33.50	4/15/2020
	3,600	3,600	137.50	11/9/2020
	8,400	8,400	20.75	11/9/2020
	—	31,000	17.50	4/30/2022
	—	92,000	27.00	10/10/2022
					23,394	981,612
_______________

(1)
All options with an expiration date of October 15, 2018, April 17, 2019, October 16, 2019 and April 15, 2020 vest as to one-third of the total shares subject to the options on each of the first three anniversaries of their respective dates of grant (April 15, 2011, October 17, 2011, April 16, 2012 and October 15, 2012, respectively) but are not exercisable until October 10, 2013—one year following Realogy Holdings' initial public offering.

(2)
All options with an expiration date of November 9, 2020, April 30, 2022 and October 10, 2022 become exercisable as to twenty-five percent (25%) of the total shares subject to the option on each of the first four anniversaries of their respective dates of grant (November 9, 2010, April 30, 2012, and October 10, 2012, respectively).

(3)	Restricted stock awards vest at the rate of one-third of the number of shares subject to the award on the first three anniversaries of the date of grant (October 10, 2012).

(4)	Calculated using closing price of our common stock on The New York Stock Exchange on December 31, 2012 of $41.96.
None of our executive officers held any equity awards of Avis Budget Group, Inc. or Wyndham Worldwide Corporation as of December 31, 2012, which they had been previously issued to them as part of the equitable adjustment of outstanding Cendant equity awards at the date of our separation from Cendant made pursuant to the terms of the Separation Agreement.
Option Exercises and Stock Vested for Fiscal Year 2012
None of our named executive officers exercised any options for our common stock in 2012. The following table sets forth information with respect to shares issued under the 2007 Stock Incentive Plan in December 2012 as partial compensation of amounts payable under the 2012 Realogy Executive Incentive Plan (see "—Compensation Discussion and Analysis—Executive Compensation Elements—Annual Incentive Award"). The shares so issued vested upon issuance.

	Stock Awards
Name	Number of shares acquired on vesting (#) (1)	Value realized on vesting ($) (1)
Richard A. Smith	65,787	2,640,000
Anthony E. Hull	19,737	792,000
Kevin J. Kelleher	6,972	279,755
Alexander E. Perriello, III	10,931	438,625
Bruce Zipf	16,550	664,125
_______________

(1)
Based upon a fair market value share price of $40.13 on December 19, 2012, the date of issuance, the named executive officers paid the minimum withholding taxes due upon issuance of the shares through the forfeiture of shares. Accordingly, the named executive officers actually received fewer shares than the amount set forth in the above table. The net amounts issued were as follows: Mr. Smith -- 35,295 shares; Mr. Hull --11,741 shares; Mr. Kelleher -- 4,661 shares; Mr. Perriello -- 6,958 shares; and Mr. Zipf -- 9,950 shares.

The following table includes certain information relating to Wyndham Worldwide options exercised by two of our named executive officers during 2012.

	Wyndham Worldwide option award
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Anthony E. Hull	1,976	10,528
Bruce Zipf	10,424	46,574
None of our other named executive officers exercised any Wyndham Worldwide Corporation options during 2012 and none of our named executive officers exercised Avis Budget Group, Inc. options during 2012.
Realogy Pension Benefits at 2012 Fiscal Year End
Prior to Realogy Group's separation from Cendant, Cendant sponsored and maintained the Cendant Corporation Pension Plan (the “Cendant Pension Plan”), which was a “defined benefit” employee pension plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and a successor to the former PHH Corporation Pension Plan (the “Former PHH Pension Plan”). During 1999, the Former PHH Pension Plan was frozen and curtailed, other than for certain employees who attained certain age and service requirements. A number of our employees were entitled to benefits under the Realogy Pension Plan by virtue of their prior participation in the Former PHH Pension Plan as well as their subsequent participation in the Cendant Pension Plan.
In connection with Realogy Group’s separation, Realogy Group adopted a new defined benefit employee pension plan, named the Realogy Corporation Pension Plan (the “Realogy Pension Plan”). At Realogy Group’s separation, the Realogy Pension Plan assumed all liabilities and obligations under the Cendant Pension Plan that related to the Former PHH Pension Plan. Realogy also assumed any supplemental pension obligations accrued by any participant of the Cendant Pension Plan which related to the Former PHH Pension Plan. In consideration of the Realogy Pension Plan accepting and assuming the liabilities and obligations described above under the Cendant Pension Plan, Cendant caused the Cendant Pension Plan to make a direct transfer of a portion of its assets to the Realogy Pension Plan proportional to the liabilities assumed by the Realogy Pension Plan.
The amount of the retirement benefit under the Realogy Pension Plan is determined by a formula set forth in the plan. No participants in the Realogy Pension Plan accrue any ongoing benefits (other than service) as the participation has been previously frozen (other than two participants whose participation is not frozen pursuant to the terms of the Realogy Pension Plan). Participants eligible to commence their pension benefit have several optional forms of payment available to them under the Realogy Pension Plan. Lump sum distributions are only permissible when the present value of a participant’s benefit is $5,000 or below. The Realogy Pension Plan is funded by Realogy.
Mr. Kelleher is our only named executive officer who participates in the Realogy Pension Plan and his participation in the Cendant Pension Plan was frozen on October 31, 1999 and, as of that date, he no longer accrues additional benefits under the Cendant Pension Plan or the Realogy Pension Plan.
The following table sets forth information relating to Mr. Kelleher’s participation in the Realogy Pension Plan:

Number of Years of Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
28	600,942	—
_______________

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us (or Cendant) for Mr. Kelleher through December 31, 2012.

(2)
The valuations included in this column have been calculated as of December 31, 2012 assuming Mr. Kelleher will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 9 “Employee Benefit Plans—Defined Benefit Pension Plan” to our consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Non-qualified Deferred Compensation at 2012 Fiscal Year End
In December 2008, in accordance with the transition rules under Section 409A of the Internal Revenue Code of 1986, as amended, our Compensation Committee amended the Realogy Group Officer Deferred Compensation Plan. The amendment permitted participants to revoke their current distribution elections on file and make a new unifying election for their entire account balance. The revocation and election had to be made prior to December 31, 2008. Participants could elect to receive a lump sum distribution in April 2009 or maintain their then current election. Mr. Hull and Mr. Zipf were the only named executive officers who were participants under the Realogy Group Officer Deferred Compensation Plan. Each of them made new elections prior to the end of 2008. Under those new elections, they received lump sum distributions in April 2009.
Effective January 1, 2009, the Company suspended participation in the Realogy Group Officer Deferred Compensation Plan due to the prolonged downturn in the residential housing market and our then highly levered debt structure. The suspension remained in effect during 2012. Accordingly, none of the named executive officers had any non-qualified deferred compensation at December 31, 2012.
The Company anticipates reactivating the Realogy Group Officer Deferred Compensation Plan in 2013.
Agreements with Named Executive Officers
The following summarizes the terms of the employment agreements with each of our named executive officers. Severance provisions are described in the section titled “Potential Payments Upon Termination or Change of Control.”
Mr. Smith. On April 10, 2007, we entered into a new employment agreement with Mr. Smith, with a five-year term commencing as of the effective time of the Merger (unless earlier terminated). The agreement was initially automatically extended for one additional year pursuant to the terms of the employment agreement as neither party provided a 90-day notice of non-renewal. On September 10, 2012, the Company extended the term of Mr. Smith’s employment agreement to April 9, 2016, subject to automatic renewal for an additional one year if neither party provides a 90-day notice of non-renewal. This employment agreement supersedes any prior employment agreements that we entered into with Mr. Smith except for the “golden parachute” payment provision contained in Mr. Smith’s prior agreement, which is incorporated by reference in the current employment agreement. Pursuant to the agreement, Mr. Smith serves as our President. In addition, Mr. Smith has served as our Chief Executive Officer since November 13, 2007. He also serves as a member of our Board of Directors during his term of employment. Mr. Smith is entitled to a base salary of $1 million (the base salary in effect for him as of immediately prior to the effective time of the Merger), may participate in employee benefit plans generally available to our executive officers, and is eligible to receive an annual bonus award with a target amount equal to 200% of his annual base salary, subject to the attainment of performance goals and his continued employment with us on the last day of the applicable bonus year. In connection with entering into his employment agreement and as partial consideration for his retention following the Merger, Mr. Smith received a one-time $5 million bonus in connection with the consummation of the Merger, the after-tax amount of which Mr. Smith elected to invest in shares of common stock.
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
Messrs. Hull, Kelleher, Perriello and Zipf. On April 10, 2007, we entered into new employment agreements with each of Messrs. Hull, Kelleher, Perriello and Zipf (for purposes of this section, each, an “Executive”), with an initial five-year term (unless earlier terminated) commencing as of the effective time of the Merger, subject to one automatic extension for an additional year unless either party provides notice of non-renewal. Pursuant to these employment agreements, each of the Executives continues to serve in the same positions with us as they had served prior to the Merger.
In April 2011, we amended these agreements to provide for (1) the initial term to end on April 10, 2015, and (2) an annual base salary increase, effective April 1, 2011, and, in the case of Messrs. Hull, Kelleher and Zipf, another annual base salary increase, effective January 1, 2012. The following are the annual rates of base salary, effective April 1, 2011: for Mr. Hull, $575,000, Mr. Kelleher, $450,000, Mr. Perriello, $550,000 and Mr. Zipf, $560,000. Effective January 1, 2012, the annual base salary of Messrs. Hull, Kelleher and Zipf increased to $600,000, $475,000 and $575,000, respectively.
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
Potential Payments Upon Termination or Change-in-Control
The following summarizes the potential payments that may be made to our named executive officers in the event of a termination of their employment or a change of control as of December 31, 2012.
If Mr. Smith’s employment is terminated by us without “cause” or by Mr. Smith for “good reason,” subject to his execution and non-revocation of a general release of claims against us and our affiliates, he will be entitled to (1) a lump sum payment of his unpaid base salary and unpaid earned bonus and (2) an aggregate amount equal to 300% of the sum of his (a) then-current annual base salary and (b) his then-current target bonus, 50% of which will be paid thirty (30) business days after his termination of employment and the remaining portion of which will be paid in 36 equal monthly installments following his termination of employment. If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans until the end of the plan year in which he reaches, or would have reached, age 75, subject to his continued payment of the employee portion of the premiums for such coverage. Mr. Smith is subject to three-year post-termination non-competition and non-solicitation covenants and is entitled to be reimbursed by us for any “golden parachute” excise taxes, including taxes on any such reimbursement, subject to certain limitations described in his employment agreement.
Cause is defined in Mr. Smith’s employment agreement to mean (i) his willful failure to substantially perform his duties as an employee of the Company or any subsidiary (other than any such failure resulting from incapacity due to physical or mental illness), (ii) any act of fraud, misappropriation, dishonesty, embezzlement or similar conduct against the Company or any subsidiary, (iii) his conviction of, or plea of guilty or nolo contendere to a charge of commission of, a felony or crime involving moral turpitude, (iv) his indictment for a charge of commission of a felony or any crime involving moral turpitude, provided that the Board of Directors determines in good faith that such indictment would result in a material adverse impact to the business or reputation of the Company, (v) his gross negligence in the performance of his duties, or (vi) his purposefully or negligently making (or having been found to have made) a false certification to the Company pertaining to its financial statements; a termination will not be for “Cause” pursuant to clause (i), (ii) or (v), to the extent such conduct is curable, unless the Company shall have notified Mr. Smith in writing describing such conduct and he shall have failed to cure such conduct within ten (10) business days after his receipt of such written notice.
Good Reason is defined in Mr. Smith’s employment agreement as voluntary resignation after any of the following actions taken by the Company or any of its subsidiaries without Mr. Smith’s consent: (i) his removal from, or failure to be elected or re-elected to, the Board of Directors; (ii) a material reduction of his duties and responsibilities to the Company, (iii) a reduction in his annual base salary or target bonus (not including any diminution related to a broader compensation reduction that (a) is made in consultation with Mr. Smith and (b) is applied to all senior executives of the Company in a relatively proportionate manner); (iv) the relocation of Mr. Smith’s primary office to a location more than 30 miles from the prior location; (v) delivery of notice of non-renewal of the employment period by the Company (other than non-renewal by the Company due to Mr. Smith’s disability, termination for Cause or termination by Mr. Smith); or (vi) a material breach by the Company of a material provision of the employment agreement (including a breach of Section 2(a) of the employment agreement, which sets forth Mr. Smith’s position with the Company). A termination shall not be for “Good Reason” pursuant to clause (i), (ii), (iii) or (iv), unless Mr. Smith shall have given written notice of his intention to resign for Good Reason and the Company shall have failed to cure the event giving rise to Good Reason within ten (10) business days after the Company’s receipt of such written notice.
With respect to Messrs. Hull, Kelleher, Perriello and Zipf (also for purposes of this section, each, an “Executive”), each Executive’s employment agreement provides that if his employment is terminated by us without “cause” or by the Executive for “good reason,” subject to his execution of a general release of claims against us and our affiliates, the Executive will be entitled to:

•	a lump sum payment of his unpaid annual base salary and unpaid earned bonus;

•
an aggregate amount equal to (x) if such termination occurs within twelve months after a “Sale of the Company,” 200% of the sum of his (a) then-current annual base salary plus his (b) then-current annual target bonus; or (y) 100% (200% in the case of Mr. Hull) of the sum of his (a) then-current annual base salary plus his (b) then-current annual target bonus. Of such amount, 50% will be payable in a lump sum within 30 business days of the date of termination, and the remaining portion will be payable in 12 (24 in the case of Mr. Hull) equal monthly installments following his termination of employment; and

•
from the period from the date of termination of employment to the earlier to occur of the second anniversary of such termination or the date on which the individual becomes eligible to participate in another employer’s medical and dental benefit plans, participation in the medical and dental benefit plans maintained by us for active employees, on the same terms and conditions applicable to such active employees, as in effect from time to time during such period.

The definition of Cause and Good Reason under each Executive’s employment agreement are identical to those contained in Mr. Smith’s employment agreement except as follows: (a) clause (i) of the definition of Good Reason under Mr. Smith’s employment agreement regarding director service is not contained in the definition of Good Reason in each Executive’s employment agreement; and (b) the addition of language in the definition of Good Reason that a material breach by the Company of a material provision of the Executive’s employment agreement does not include any promotion or lateral assignment of the Executive.
Each Executive is subject to a two-year post-termination non-competition covenant and three-year post-termination non-solicitation covenant.
The employment agreements also provide for severance pay of 100% of annual base salary and the continuation of welfare benefits for one year to each named executive officer in the event his employment is terminated by reason of death or disability.

The following table sets forth information regarding the value of potential termination payments and benefits our named executive officers would have become entitled to receive upon a change of control or termination of employment on December 31, 2012 (the last business day of our most recently completed fiscal year):

Name	Benefit	Change of Control Assuming No Termination of Employment Prior to the Date of Change of Control ($) (1)	Termination without Cause or for Good Reason within 12 months following a Change of Control ($) (2)		Termination without Cause or for Good Reason from 12 to 24 months following a Change of Control ($) (2)	Other Termination without Cause or for Good Reason ($)	Death ($) (6)	Disability ($)
Richard A. Smith	Severance Pay	—	9,000,000		9,000,000	9,000,000	1,000,000	1,000,000
	Health Care (3)	244,545	244,545		244,545	244,545	244,454	244,454
	Equity Acceleration	5,126,808	14,489,041 (4)(5)		14,489,041(4)(5)	—	—	—
	Phantom Value Plan Payment	16,432,632	16,432,632		16,432,632	—	—	—
Anthony E. Hull	Severance Pay	—	2,400,000		2,400,000	2,400,000	600,000	600,000
	Health Care	28,133	28,133		28,133	28,133	13,726	13,726
	Equity Acceleration	1,505,630	4,516,075 (4)(5)		4,516,075 (4)(5)	—	—	—
	Phantom Value Plan Payment	5,081,454	5,081,454		5,081,454	—	—	—
Kevin J. Kelleher	Severance Pay	—	1,900,000		950,000	950,000	475,000	475,000
	Health Care	18,495	18,495		18,495	18,495	924	924
	Equity Acceleration	1,119,578	3,001,449 (4)(5)		3,001,449 (4)(5)	—	—	—
	Phantom Value Plan Payment	3,262,455	3,262,455		3,262,455	—	—	—
Alexander E. Perriello, III	Severance Pay	—	2,200,000		1,100,000	1,100,000	550,000	550,000
	Health Care	7,252	7,252		7,252	7,252	3,671	3,671
	Equity Acceleration	1,347,895	3,563,610 (4)(5)		3,563,610 (4)(5)	—	—	—
	Phantom Value Plan Payment	4,180,567	4,180,567		4,180,567	—	—	—
Bruce Zipf	Severance Pay	—	2,300,000	—	1,150,000	1,150,000	575,000	575,000
	Health Care	18,495	18,495		18,495	18,495	9,024	9,024
	Equity Acceleration	1,314,363	3,672,295 (4)(5)		3,672,295 (4)(5)	—	—	—
	Phantom Value Plan Payment	4,036,875	4,036,875		4,036,875	—	—	—
 ______________

(1)
To the extent that there had been a change of control as of December 31, 2012 and assuming and in connection with such change of control, RCIV had received cash consideration of $41.96 per share (representing the closing sale price of our common stock on The New York Stock Exchange on December 31, 2012) for all of the 57,462,269 shares held by it, the aggregate amount of cash received by RCIV would have equaled approximately $2,411,116,807, or approximately 180% of the aggregate principal amount of the Initial RCIV Notes. Pursuant to the Phantom Value Plan, upon RCIV’s receipt of that cash payment, the named executive officers would have been entitled to receive in cash approximately 180% of their respective Incentive Awards under the Phantom Value Plan, which would have resulted in the payments to the named executive officers set forth in this column, assuming the named executive officer had not terminated his employment as of December 31, 2012.

(2)
No “golden parachute” excise tax would have been payable based upon Mr. Smith’s historical compensation and an allocation of a portion of the termination payments and benefits to the restrictive covenants contained in his restrictive covenant agreement and, accordingly, the Company would have had no obligation to reimburse Mr. Smith for any such taxes.

(3)
If Mr. Smith’s employment is terminated for any reason, Mr. Smith and his dependents may continue to participate in all of our health care and group life insurance plans until the end of the plan year in which he reaches, or would have reached, age 75, subject to his continued payment of the employee portion of the premiums for such coverage.

(4)
The vesting of options granted under the award agreements issued under the 2007 Stock Incentive Plan accelerate upon a change of control (defined as a Sale of the Company under that plan); provided, however, that in the event the individual terminates his employment without “good reason” or his employment is terminated for “cause” within one year of a change of control (defined as a Sale of the Company under that plan), the individual would be required to remit to the Company the proceeds realized in the change of control for those options, the vesting of which was accelerated due to the change of control. The value ascribed to the accelerated vesting of the options is based upon a fair market value of our common stock computed in accordance with FASB ASC Topic 718 of $41.96 per share as of December 31, 2012.

(5)
The vesting of options and restricted stock granted under the award agreements issued under the 2012 Long Term Incentive Plan accelerate in the event the individual terminates his employment for “good reason” or his employment is terminated for other than “cause” within 24 months of a change of control. The value ascribed to the accelerated vesting of the options and restricted stock is based upon a fair market value of our common stock computed in accordance with FASB ASC Topic 718 of $41.96 per share as of December 31, 2012.

(6)	Under the 2012 EIP, the NEOs also would have been entitled to the portion of the incentive payments thereunder payable in cash in March 2013.
Compensation of Directors
Independent Directors receive compensation for Board service designed to compensate them for their Board responsibilities and align their interests with the long-term interests of stockholders. Non-independent Directors receives no compensation for Board service.
Ms. Hailey, who had been our only Independent Director prior to our initial public offering and the Chair of our Audit Committee, joined the Board of Directors on February 4, 2008. From January 1, 2012 through September 30, 2012, she received a director retainer fee of $150,000 and a fee as Audit Committee Chair of $10,000, each on an annualized basis.
In connection with our initial public offering, the Board established guidelines with respect to the compensation of our Independent Directors effective with the consummation of our initial public offering. These guidelines set forth the proportion of the compensation of our Independent Directors that include common stock and options. In addition, the Corporate Governance Guidelines provide that a meaningful portion of Independent Director compensation will consist of restricted stock, stock options or deferred units, which must be held until some period following the termination of service as a Director.
The following table sets forth the compensation for services payable to our Independent Directors (applied prospectively for Ms. Hailey) on and after October 12, 2012 – the date of the consummation of our initial public offering. All Director compensation, other than the new director equity grant, is pro-rated for the period from the completion of the offering until the 2013 annual meeting of stockholders.

Compensation(1)
Annual Director Retainer(2)	$170,000
New Director Equity Grant(3)	100,000
Board and Committee Meeting Attendance Fee	—
Audit Committee Chair	20,000
Audit Committee Member	10,000
Compensation Committee Chair	15,000
Compensation Committee Member	7,500
Corporate Governance Committee Chair	10,000
Corporate Governance Committee Member	5,000
Executive Committee Member	10,000
_______________

(1)
Members of the Board who are also our or our subsidiaries’ officers or employees and members who are Apollo representatives do not receive compensation for serving as directors (other than travel-related expenses for meetings). A Chair of a committee receives a Chair fee as well as a fee as a member of that committee.

(2)
The annual Director retainer (the “Retainer”) is paid as follows: $70,000 in cash, payable in quarterly installments, and $100,000 in the form of non-qualified stock options, payable in full immediately following the annual election of directors; provided, however, that with respect to Ms. Hailey, her Retainer for 2012 and the portion of 2013 until the 2013 Annual Meeting of Stockholders will be paid $75,000 in the form of non-qualified stock options and the balance in cash (at the annualized rate of $75,000 from January 1, 2012 through September 30, 2012 and at the annualized rate of $95,000 thereafter), payable in quarterly installments. The options have a term of ten years, an exercise price equal to the fair market value of the common stock on the date of grant, and become exercisable at the rate of 25% per year, commencing one year from the date of grant.

(3)
The grant will be made in the form of non-qualified stock options. The options will have a term of ten years, an exercise price equal to the fair market value of the common stock on the date of grant, and become exercisable at the rate of 25% per year, commencing one year from the date of grant.

A Director who serves on our Board of Directors does not receive any additional compensation for service on the Board of Directors of our subsidiaries, unless there shall be a committee of any such subsidiary where there is not a corresponding committee of the Company.
The following sets forth information concerning the compensation of our Independent Directors in 2012 as well as certain other post-employment compensation for our former Chairman of the Board of Directors. It reflects the policy in effect during the period prior to our initial public offering as well as the guidelines adopted for Independent Director compensation upon consummation of the offering. It also reflects a special grant of restricted stock to Ms. Hailey to compensate her for her significant contributions during 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
V. Ann Hailey	98,124 (1)	112,500 (2)	46,476 (3)	—	257,101
Michael J. Williams	14,167 (4)	—	150,000 (5)	—	164,167
Henry R. Silverman	—	—	—	60,934 (6)	60,934
_______________

(1)
Represents cash portion of annualized independent Director retainer fee and cash fee paid for Ms. Hailey’s service as Chair of our Audit Committee and, commencing October 12, 2012, her service as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

(2)
On December 19, 2012, Ms. Hailey was granted a restricted stock award for 2,804 shares of common stock, one-third of which vests on each of the first three anniversaries of the date of grant. We determined the fair market value of the restricted stock award on the date of grant ($112,500). The table reflects the grant date fair value of this award computed in accordance with FASB ASC Topic 718. The assumptions we used in determining the grant date fair value are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included included in our Annual Report on Form 10-K for the year ended December 31, 2012. As of December 31, 2012, Ms. Hailey held 4,904 shares of restricted stock.

(3)
On February 27, 2012, Ms. Hailey was granted a non-qualified option to purchase 5,164 shares of common stock at an exercise price of $17.50 per share, which becomes exercisable at the annual rate of 25% of the total number of shares underlying the option commencing February 27, 2013, one year from the date of grant, subject to her continued service on our Board of Directors. The option represents the stock portion of Ms. Hailey’s 2012 independent director retainer. We determined the grant date fair value of the options on the date of grant ($9.00 per share or $46,476 in the aggregate). The table reflects the aggregate grant date fair value of this option computed in accordance with FASB ASC Topic 718. The assumptions we used in determining the grant date fair value of this option are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. As of December 31, 2012, Ms. Hailey held 17,364 options.

(4)
Represents pro rated cash portion of annual Independent Director retainer fee and cash fee paid for Mr. Williams as a member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Williams joined the Board on November 1, 2012. (He became a member of the Compensation Committee on January 7, 2013 and accordingly his compensation for serving on that committee is not reflected in his 2012 compensation.)

(5)
On November 1, 2012, Mr. Williams was granted two non-qualified options to purchase shares of common stock, one to purchase 6,382 shares and the other to purchase 3,191 shares, each at an exercise price of $35.96 per share, which become exercisable at the annual rate of 25% of the total number of shares underlying the option commencing November 1, 2013, one year from the date of grant, subject to his continued service on our Board of Directors. The option for 3,191 shares represents the stock portion of Mr. Williams annualized Independent Director retainer, pro rated until the 2013 Annual Meeting of Stockholders, and the option for 6,382 shares represents his new Director equity grant. We determined the grant date fair value of these options on the date of grant ($15.67 per share or $150,000 in the aggregate). The table reflects the aggregate grant date fair value of these options computed in accordance with FASB ASC Topic 718. The assumptions we used in determining the grant date fair value of these options are described in Note 12, “Stock-Based Compensation” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. As of December 31, 2012, Mr. Williams held 9,573 options and no shares of restricted stock.

(6)
Consists of post-employment secretarial support provided to Mr. Silverman. Mr. Silverman resigned from our Board of Directors, effective March 15, 2012. As of December 31, 2012, Mr. Silverman held no options or restricted stock.

From January 1, 2012 through September 30, 2012, Ms. Hailey received a Director retainer fee of $150,000 and a fee as Audit Committee Chair of $10,000, each on an annualized basis. One-half of the Director retainer was payable in cash and one-half in non-qualified stock options. In accordance with this policy, on February 27, 2012, the Compensation Committee awarded Ms. Hailey non-qualified options to purchase 5,164 shares of common stock at $17.50 per share. The term of the options is ten years and the exercise price of the options was equal to the fair market value of the common stock on the date of grant and the options become exercisable at the rate of 25% of the underlying shares upon each of the first four anniversaries following the date of grant, subject to her continued service on our Board of Directors and subject to acceleration and vesting in full upon a Sale of the Company. The 2012 grant of non-qualified options is reflected in the table above.
From October 1, 2012 through December 31, 2012, Ms. Hailey was compensated in accordance with the guidelines adopted in connection with our initial public offering, though as noted above, the increase in her annualized Director retainer fee, from $150,000 to $170,000, was payable entirely in cash.
To recognize Ms. Hailey's contributions during 2012, in December 2012, the Board granted Ms. Hailey a restricted stock award for 2,804 shares of common stock, one third of which will vest on each of the first three anniversaries of the grant date (December 19, 2012), subject to her continued service on our Board of Directors.
Mr. Williams' compensation for 2012 is based upon the guidelines implemented in connection with the initial public offering. The stock based portion of his annual Director retainer fee has been pro rated for the period from November 1, 2012 until the 2013 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation
Prior to our initial public offering, the Compensation Committee was comprised of Messrs. Becker (Chair) and Rashid, affiliates of Apollo. As of the closing of our initial public offering, Ms. Hailey, an Independent Director, was added as a third member of the Compensation Committee, and on January 7, 2013, Mr. Williams, another Independent Director, replaced Mr. Rashid as a member of the Compensation Committee. Accordingly, as of January 7, 2013, a majority of the Compensation Committee is comprised of Independent Directors.
During 2012, none of the members of the Compensation Committee had any relationship that requires disclosure in this Annual Report as a transaction with a related person, though both members are employed by Apollo, which engaged in related party transactions with us during 2012 as discussed in “Item 13. Certain Relationships and Related Party Transactions, Director Independence."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of Common Stock as of February 22, 2013, by (i) each person known to beneficially own more than 5% of the Common Stock, (ii) each of our named executive officers, (iii) each member of the Board of Directors and (iv) all of our executive officers and members of the Board of Directors as a group. At February 22, 2013 there were 145,370,433 shares of Common Stock outstanding.
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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock
Apollo Funds (1)	65,375,069	45.2%
Richard A. Smith (2)	228,798	*
Anthony E. Hull (3)	66,984	*
Kevin J. Kelleher (4)	43,083	*
Alexander E. Perriello, III (5)	55,523	*
Bruce Zipf (6)	54,306	*
Marc E. Becker (7)	—	—
V. Ann Hailey (8)	21,255	*
Travis W. Hennings (7)	—	—
Scott M. Kleinman (7)	—	—
M. Ali Rashid (7)	—	—
Michael J. Williams (9)	—	—
Brett White (10)	—	—
Directors and executive officers as a group (16 persons) (11)	583,591	*
Paulson & Co. Inc. (12)	13,302,344	9.2%
FMR LLC (13)	8,076,643	5.6%
 _______________

*	Less than one percent.

(1)
The information in the table is based upon such person's Schedule 13D filed with the Securities and Exchange Commission on October 19, 2012. Reflects the aggregate amount of outstanding shares of Common Stock of Realogy Holdings Corp. that are held of record by Apollo Investment Fund VI, L.P. (“AIF VI LP”), Domus Investment Holdings, LLC (“Domus LLC”) and Domus Co-Investment

Holdings LLC (“Domus Co-Invest LLC”), and RCIV Holdings (Luxembourg) S.à.r.l. (“RCIV Luxembourg”). The general partner of AIF VI LP is Apollo Advisors VI, L.P. (“Advisors VI”). The general partner of Advisors VI is Apollo Capital Management VI, LLC (“ACM VI”). The sole member and manager of ACM VI is Apollo Principal Holdings I, L.P. (“Principal I”), and the general partner of Principal I is Apollo Principal Holdings I GP, LLC (“Principal I GP” and together with Advisors VI, ACM VI and Principal I, the “Apollo Advisor Entities”). The sole stockholder of RCIV Luxembourg is RCIV Holdings, L.P. (“RCIV LP”). Apollo Management VI, L.P. (“Management VI”) is the manager of each of AIF VI LP, Domus LLC and RCIV LP, and the managing member of Domus Co-Invest LLC, and as such has voting and investment power over the shares of Realogy Holdings Corp. held of record by AIF VI LP, Domus LLC and Domus Co-Invest LLC, and of any shares of Realogy Holdings Corp. held by RCIV Luxembourg upon conversion of the Convertible Notes. The general partner of Management VI is AIF VI Management, LLC (“AIF VI LLC”), and the sole member and manager of AIF VI LLC is Apollo Management, L.P. (“Apollo Management”). The general partner of Apollo Management is Apollo Management GP, LLC (“Management GP”). The sole member and manager of Management GP is Apollo Management Holdings, L.P. (“Management Holdings”). The general partner of Management Holdings is Apollo Management Holdings GP, LLC (“Management Holdings GP” and together with Management VI, AIF VI LLC, Apollo Management, Management GP and Management Holdings, the “Apollo Management Entities”). Leon Black, Joshua Harris and Marc Rowan are the managers, as well as principal executive officers, of Management Holdings GP, and the managers of Principal I GP. Each of AIF VI LP, Domus LLC, Domus Co-Invest LLC, RCIV Luxembourg, RCIV LP, the Apollo Advisor Entities, the Apollo Management Entities, and Messrs. Black, Harris and Rowan, disclaims beneficial ownership of the shares of capital stock of Realogy held by Intermediate, and of the shares of Common Stock of Realogy Holdings Corp. not held of record by them, except to the extent of any pecuniary interest therein. The address of AIF VI LP, Domus LLC, Domus Co-Invest LLC and each of the Apollo Advisor Entities is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of RCIV Luxembourg is 44, Avenue John F. Kennedy, L-1885, Luxembourg. The address of RCIV LP is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of each of the Apollo Management Entities, and of Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 62,250 shares of Common Stock issuable upon currently exercisable options and 94,772 shares subject to vesting under a restricted stock agreement. Does not include an additional 615,791 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(3)
Includes 15,000 shares of Common Stock issuable upon currently exercisable options and 28,962 shares subject to vesting under a restricted stock. Does not include an additional 197,228 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(4)
Includes 13,000 shares of Common Stock issuable upon the exercise of currently exercisable options and 19,179 shares subject to vesting under a restricted stock agreement. Does not include an additional 128,766 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(5)
Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options and 24,283 shares subject to vesting under a restricted stock agreement. Does not include an additional 149,047 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(6)
Includes 12,000 shares of Common Stock issuable upon the exercise of currently exercisable options and 23,394 shares subject to vesting under a restricted stock agreement. Does not include an additional 158,220 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(7)
Messrs. Becker, Hennings, Kleinman and Rashid are each associated with Apollo and certain of its affiliates. Although each of Messrs. Becker, Hennings, Kleinman and Rashid may be deemed the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(8)
Includes 8,391 shares of Common Stock issuable upon the exercise of currently exercisable options and 4,904 shares subject to vesting under a restricted stock agreement. Does not include an additional 8,973 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(9)	Does not include an additional 9,573 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(10)	Does not include an additional 6,488 shares of Common Stock issuable upon the exercise of options that are not yet exercisable.

(11)
Includes 149,441 shares of Common Stock issuable upon the exercise of currently exercisable options and 233,387 shares subject to vesting under restricted stock agreements. Does not include an additional 1,609,719 shares of Common Stock that are issuable upon the exercise of options that remain subject to vesting.

(12)
The information in the table is based solely upon such person's Schedule 13G filed with the SEC on February 14, 2013.The principal address for Paulson is 1251 Avenue of the Americas, 50th Floor, New York, New York 10020. Paulson & Co. Inc. reported sole voting and dispositive power over all 13,302,344 shares.

(13)
The information in the table is based solely upon a Schedule 13G filed by such person with the SEC on February 14, 2013. The principal address for FMR LLC is 82 Devonshire Street, Boston, MA 02109. FMR reported sole dispositive power over all 8,073,643 shares of common stock and sole voting power over 354,070 shares of common stock.

Equity-Based Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans-approved by stockholders	3,561,266	(1)(2)	$26.32	5,353,109
Equity compensation plans-not approved by stockholders	—		—	—
_______________

(1)
Consists of shares issuable upon exercise of 1,603,789 and 1,662,573 outstanding stock options under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan, respectively, and 4,904 shares and 290,000 shares subject to restricted stock awards under the 2007 Stock Incentive Plan and 2012 LTIP, respectively, at December 31, 2012. The shares of restricted stock are included in the number of shares issued and outstanding at December 31, 2012, though they contain restrictions on transfer and are subject to forfeiture.

(2)
In addition, of the shares of Common Stock issued and outstanding at December 31, 2012, there were an aggregate of 572,225 shares of Common Stock issued under the 2007 Stock Incentive Plan that had been purchased pursuant to individual subscription agreements, vested under restricted stock awards (including shares that have been forfeited to satisfy tax withholding obligations) or issued as incentive compensation under the 2012 Realogy Executive Incentive Plan and the Realogy 2012 Performance Plan.

(3)	Does not include the shares of restricted stock described in footnote (1).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Letter Agreements with Apollo and Paulson
In order to facilitate the successful completion of our initial public offering, we entered into letter agreements dated September 4, 2012 (the “Principal Stockholders letter agreements”) with our principal stockholders, Apollo and Paulson, which then held approximately $1,338 million and $306 million aggregate principal amount of Realogy Group Convertible Notes, respectively. Pursuant to the Principal Stockholders letter agreements, Apollo and Paulson (1) agreed not to transfer their respective Convertible Notes from the date of such Principal Stockholders letter agreement (unless the transferee agrees to assume the restrictions on transfer and lock-up obligations contained in such agreement), (2) entered into a lock-up agreement with the underwriters for our initial public offering (covering all shares of common stock that each such Principal Stockholder owns) for a period of 180 days following October 10, 2012, the date of our final prospectus for our initial public offering, subject to certain exceptions pursuant to the terms of the lock-up agreement, and (3) converted all of their respective Convertible Notes on October 12, 2012 substantially concurrently with the closing of our initial public offering. In consideration therefor, Apollo and Paulson received (a) 0.125 shares of common stock for each share of common stock issued upon conversion of their respective Convertible Notes as of the date of conversion and (b) a cash payment equal to $55.00 for each $1,000 aggregate principal amount of Convertible Notes converted. Apollo and Paulson did not receive the interest payment to be paid on the Convertible Notes on October 15, 2012. The amount of the cash payment paid to them was equal to the accrued and unpaid interest that Apollo and Paulson would have otherwise been entitled to receive with respect to the Convertible Notes held by them if they held such Convertible Notes through October 15, 2012, the next regularly scheduled interest payment date for the Convertible Notes. In addition, Apollo and Paulson agreed to allow us to suspend our existing resale registration statement relating to the Convertible Notes and the underlying shares of common stock, provided that the resale registration statement is reinstated on the expiration of the lock-up period provided for in their lock-up agreement with the underwriters for the initial public offering.
To further facilitate the conversions of the Convertible Notes, on October 11, 2012, we effected statutory conversions of Domus Intermediate Holdings Corp. and Realogy Corporation into Delaware limited liability companies (the “Statutory Conversions”) and changed their names to Realogy Intermediate Holdings LLC and Realogy Group LLC, respectively, in order to permit our Convertible Notes to be converted into shares of our common stock on a tax-free basis, and as a result, facilitate such conversions. As a result of the Statutory Conversions, our ability to utilize certain of our NOLs for state tax purposes was eliminated, the net cash impact of which was approximately $19 million (net of benefits from payments of additional taxes in these states, which are deductible for federal income tax purposes).
Apollo Securityholders Agreement
On October 10, 2012, we and certain holders of our common stock affiliated with Apollo entered into an amended and restated Securityholders Agreement, originally dated as of April 10, 2007, as amended and restated on January 5, 2011 (as amended and restated, the “Apollo Securityholders Agreement”), which became effective upon the completion of our initial public offering. The Apollo Securityholders Agreement, among other things, generally sets forth the rights and obligations of Domus Co-Invest LLC, a co-investment entity formed at the time of the Merger for the purpose of owning shares of common stock held beneficially by certain co-investors in Apollo funds, as well as the other members of the Apollo Group. The material terms of the Apollo Securityholders Agreement are described below.
Registration Rights
Demand Rights. The Apollo Securityholders Agreement grants, AIF VI LP, RCIV Luxembourg, RCIV LP, Domus Co-Invest LLC and Domus LLC (collectively, the “Apollo Group” and, not including Domus Co-Invest LLC, the “Sponsor Funds”) unlimited “demand” rights to request that we register all or part of its shares of common stock under the Securities Act.
Blackout Periods. We have the ability to delay the filing of a registration statement in connection with an underwritten demand request for not more than one period of 60 days in any 360-day period, subject to certain conditions.
Piggyback Registration Rights. The Apollo Securityholders Agreement also grants to the holders of shares of our common stock that are parties thereto certain “piggyback” registration rights, which allow such holders the right to include certain securities in a registration statement filed by us, including in connection with the exercise of any “demand” rights by any other securityholder possessing such rights, subject to certain customary exceptions.
Preemptive Rights. The Apollo Securityholders Agreement also provides for limited preemptive rights to Domus Co-Invest LLC in connection with any subscription of equity securities of us or our subsidiaries (or securities convertible into or exchangeable for any such equity securities) by the members of the Apollo Group (other than Domus Co-Invest LLC) or any of their respective affiliates to which any transfers of common stock are made.
Indemnification; Expenses
We have agreed to indemnify Apollo and its officers, directors, employees, managers, members, partners, agents and controlling persons against any losses resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which Apollo sells shares of common stock, unless such liability arose from Apollo’s misstatement or omission, and Apollo has agreed to indemnify us against all losses caused by its misstatements or omissions up to the amount of proceeds received by Apollo upon the sale of the securities giving rise to such losses. We will pay all registration expenses incidental to our obligations under the Apollo Securityholders Agreement, including Apollo’s legal fees and expenses, and Apollo will pay its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its shares of common stock under the Apollo Securityholders Agreement.
Designation and Election of Directors
The Apollo Securityholders Agreement provides that for so long as the Apollo Group collectively beneficially owns at least 50% of the voting power of the outstanding common stock, the Apollo Group shall have the right to designate no fewer than that number of directors that would constitute a majority of the number of directors if there were no vacancies on the Board of Directors. So long as the Apollo Group collectively beneficially owns (i) at least 30% but less than 50% of the voting power of the outstanding common stock, the Apollo Group shall have the right to designate four directors, (ii) at least 20% but less than 30% of the voting power of the outstanding common stock, the Apollo Group shall have the right to designate three directors and (iii) at least 10% but less than 20% of the voting power of the outstanding common stock, the Apollo Group shall have the right to designate two directors. As of the Record Date, the Apollo Group owned 45% of the voting power of the outstanding common stock and accordingly has the right to designate four directors.
Termination
The Apollo Securityholders Agreement will terminate upon the first to occur of (i) our dissolution, liquidation or winding-up and (ii) with respect to each member of the Apollo Group, when such member ceases to own shares of common stock.
Consent and Other Rights
The Apollo Securityholders Agreement provides that as long as the Apollo Group holds at least 25% of the voting power of our outstanding shares of common stock, a majority of the directors designated to the Board of Directors by the Apollo Group must approve certain of our significant business decisions before we are permitted to take action, including each of the following:

•
amending, modifying or repealing any provision of our amended and restated certificate of incorporation or our amended and restated bylaws in a manner that adversely affects the Apollo Group or their affiliates;

•	issuing additional shares of any class of our capital stock (other than any award under any stockholder approved equity compensation plan);

•
consolidating, merging with or into any other entity, transferring all or substantially all of our and our subsidiaries’ assets to another entity or undergoing a “Change of Control” as defined in our senior secured credit facility or the indentures governing our secured and unsecured notes;

•	disposing of any of our or any of our subsidiaries’ assets with a value in excess of $150 million in the aggregate, other than the sale of inventory or products in the ordinary course of business;

•	consummating any acquisition of the stock or assets of any other entity involving consideration in excess of $150 million in the aggregate;

•
incurring any indebtedness by us or by any of our subsidiaries aggregating more than $75 million, except for borrowings under a revolving credit facility that has previously been approved or is in existence (with no increase in maximum availability) or otherwise approved by the Apollo Group;

•	terminating our Chief Executive Officer or designating a new Chief Executive Officer; and

•	changing the size of the Board of Directors.
The Apollo Securityholders Agreement also:

•
provides that as long as the Apollo Group holds at least 10% of the voting power of our outstanding shares of common stock, the Apollo Group may (i) consult with and advise our senior management, (ii) have access to our books, records, facilities and properties and (iii) send representatives to attend meetings of our Board of Directors;

•	provides for certain rights and obligations of Domus Co-Invest LLC upon any disposition of shares of common stock by the Apollo Group (other than Domus Co-Invest LLC) to any third party;

•	restricts the ability of Domus Co-Invest LLC to transfer its shares of common stock, other than in connection with sales initiated by the Apollo Group (other than Domus Co-Invest LLC); and

•	provides Domus Co-Invest LLC with certain information rights.
Paulson Securityholders Agreement
On November 30, 2010, Realogy, Holdings, Paulson and certain affiliates of Apollo (Domus LLC, RCIV Holdings, RCIV, AIF VI LP and Domus Co-Invest LLC) entered into a securityholders agreement with Paulson (the “Initial Paulson Agreement”) which was subsequently amended and restated effective January 5, 2011. The material terms of the Paulson Securityholders Agreement are described below.
Registration Rights
Demand Rights. Paulson has two “demand” rights that allow Paulson, at any time after January 5, 2014, to request that we undertake an underwritten public offering of our common stock under the Securities Act so long as the estimated gross proceeds of any such underwritten public offering would be equal to or greater than $75 million, provided that if the number of Paulson’s shares of common stock originally included in Paulson’s demand request is reduced to less than two-thirds of such shares in the underwritten public offering as a result of underwriter cutbacks, Paulson shall not be deemed to have used one of its demand rights.
Blackout Periods. We have the ability to delay the filing of a registration statement in connection with an underwritten demand request for not more than an aggregate of 90 days (the “Maximum Blackout Period”) in any twelve-month period, subject to certain conditions. To the extent we delay the filing of a registration statement for a period in excess of the Maximum Blackout Period, we have agreed to pay liquidated damages to Paulson based on the principal amount of Convertible Notes exchanged for the shares of common stock requested to be included in such registration by Paulson.
Piggyback Registration Rights. Paulson also has unlimited “piggyback” registration rights that allow Paulson to include its common stock in any public offering of equity securities initiated by us or by any of our other stockholders that have registration rights, subject to certain customary exceptions. Such registration rights are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering and may be assigned to third parties if assigned together with a transfer by Paulson of the shares of common stock issued upon conversion of at least $10 million aggregate principal amount of the Convertible Notes previously held by them. Paulson has determined not to exercise its piggyback registration rights in connection with our initial public offering.

Lock-Up
If we register shares of common stock in an underwritten offering and if requested by the lead managing underwriter in such offering, Paulson will not sell publicly any of our capital stock for a period of not more than 90 days (or up to 180 days in the case of this offering), commencing on the effective date of the applicable registration statement (each, a “Lock-Up Period”), subject to certain customary exceptions. Paulson has also agreed to enter into customary lock-up agreements with the underwriter to the extent requested to do so and entered into a lock-up agreement in connection with our initial public offering.
Indemnification; Expenses
We have agreed to indemnify Paulson and its officers, directors, employees, managers, members, partners and agents and controlling persons against any losses resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which Paulson sells shares of common stock, unless such liability arose from Paulson’s misstatement or omission, and Paulson has agreed to indemnify us against all losses caused by its misstatements or omissions up to the amount of proceeds received by Paulson upon the sale of the securities giving rise to such losses. We will pay all registration expenses incidental to our obligations under the Paulson Securityholders Agreement, including a specified portion of Paulson’s legal fees and expenses, and Paulson will pay any remaining legal fees and expenses and its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its shares of common stock under the Paulson Securityholders Agreement.
Designation and Election of Directors
Until Paulson ceases to own directly or indirectly, shares of common stock representing at least 5% of the outstanding shares of common stock on a fully-diluted basis, Paulson has the right to either (i) nominate one appointee to the Board of Directors or (ii) designate one non-voting observer to attend all meetings of the Board of Directors.
Consent Rights
The Paulson Securityholders Agreement provides that without the prior written consent of Paulson, (i) we shall not permit any of our direct or indirect subsidiaries to effectuate an initial public offering of common stock, (ii) we shall at all times own 100% of the capital stock of Realogy Intermediate Holdings LLC ("Intermediate") and Intermediate shall at all times own, directly or indirectly, 100% of the capital stock of Realogy Group and (iii) we shall not engage in any business or activity other than owning shares of Intermediate and Intermediate shall not engage in any business or activity other than owning shares of Realogy Group.
Termination
The Paulson Securityholders Agreement will terminate upon the first to occur of (i) Holdings’ dissolution, liquidation or winding-up; (ii) with respect to Paulson, when Paulson ceases to own shares of common stock representing at least 5% of the outstanding shares of common stock on a fully diluted basis and (iii) with respect to each Apollo Holder, when such Apollo Holder ceases to own shares of common stock.
Management Investor Rights Agreement
Prior to our initial public offering, we amended and restated our existing amended and restated management investor rights agreement, dated January 5, 2011 (the “Management Investor Rights Agreement”), to become effective upon consummation of our initial public offering. The Management Investor Rights Agreement was entered into by and among us and AIF VI LP, RCIV Luxembourg, RCIV LP, Domus LLC (collectively, the “Apollo Holders”) and certain management holders (collectively, the “Management Holders”). The Management Investor Rights Agreement previously governed certain rights and obligations of the Management Holders and the Apollo Holders with respect to our common stock, including registration rights and repurchase rights. Only certain no solicitation, noncompetition, confidentiality and proprietary rights provisions remain in effect and all provisions relating to the Apollo Holders terminated upon consummation of our initial public offering.
Apollo Management Fee Agreement
In connection with the Merger, Apollo Management VI, L.P. (“Apollo Management”) entered into a management fee agreement (the “Management Agreement”) with Realogy which provided that Apollo Management and its affiliates would provide certain management consulting services to us through the end of 2016 (subject to possible extension). The Management Agreement provided for the payment to Apollo Management of an annual management fee for this service up to the sum of (1) the greater of $15 million or 2.0% of our annual Adjusted EBITDA for the immediately preceding year, plus out-of-pocket costs and expenses in connection therewith, plus (2) any deferred fees (to the extent such fees were within such amount in clause (1) above originally). The 2007 management fee was capped at $10.5 million. The Management Agreement also provided that if

Apollo Management elects to terminate the Management Agreement, as consideration for the termination of Apollo Management’s services under the agreement and any additional compensation to be received, we would agree to pay to Apollo Management the net present value of the sum of the remaining payments due to Apollo Management and any payments deferred by Apollo Management.
In connection with our initial public offering, the Company entered into an agreement with Apollo Management to terminate the Management Agreement at December 31, 2012. Pursuant to the termination agreement, as amended in December 2012, Realogy Group paid Apollo (i) a termination fee of $39 million in cash, $24 million of which was paid in December 2012 and the $15 million balance was paid in January 2013 and (ii) its previously accrued 2011 annual management fee of $15 million in December 2012. Pursuant to the termination agreement, Apollo waived its 2012 annual management fee. We have no further obligations with respect to the payment of any fees pursuant to the management fee agreement.
Apollo Affiliate Co-Manager Participation in 2012 Senior Secured Notes Offering and Initial Public Offering
On February 2, 2012, Realogy issued and sold $593 million aggregate principal amount of 7.625% senior secured first lien notes due 2020 and $325 million aggregate principal amount of 9.000% senior secured notes due 2020 in a private offering. Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as a co-manager in this offering. AGS is a registered limited purpose broker-dealer formed in April 2011 and a member of FINRA. In the offering, AGS received a customary initial purchaser’s discount of 1.5%, which represented AGS’s portion of the discounts and related commissions payable to the initial purchasers.
In October 2012, Realogy Holdings issued 46 million shares of common stock in our initial public offering. AGS acted as a co-manager in our initial public offering. The underwriters in the offering, including AGS, received a discount of 4.75% on the shares purchased by them in the offering.
AGS was deemed to have a “conflict of interest” within the meaning of FINRA Rule 5121 in connection with our initial public offering and the offering was made in compliance with the requirements of FINRA Rule 5121.
Related Transactions with Apollo Portfolio Companies
We have entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. During 2012, we recognized revenue related to these transactions of approximately $2 million in the aggregate.
Corporate Governance and Director Independence
See “Item 10.—Directors, Executive Officers and Corporate Governance—Corporate Governance and Independence" for a discussion of the independence of our Directors.
Policies and Procedures for Review of Third Party Transactions
The Board follows a number of procedures to review, and if necessary and appropriate, ratify related party transactions. Pursuant to its written charter, the Audit Committee must review and approve all material related party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. In determining whether to approve a related party transaction, the Audit Committees will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. The Audit Committees also have a written policy with respect to the approval of related party transactions. Under that policy, the Audit Committees delegated to the General Counsel or Chief Financial Officer the authority to approve certain related party transactions that do not require disclosure under Item 404 of Regulation S-K as well as related party transactions with portfolio companies of Apollo Management VI, L.P. or its affiliates (together with Apollo Global Management, LLC and its subsidiaries, "Apollo") and other principal stockholders, provided the consideration to be paid or received by the portfolio company does not exceed $2.5 million and the transaction is in the ordinary course of business. Each Board member answers a questionnaire designed to disclose conflicts and related party transactions. We also review our internal records for related party transactions. Based on a review of these standards and materials, none of the Directors determined by the Board to be independent had or has any material relationship with us other than as a Director.
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the

Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).
The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.
“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.
As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.
Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.
In January and February of 2012, one of the Company's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company's final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.
We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”
Item 14.    Principal Accounting Fees and Services.
PwC served as our independent registered public accounting firm for 2012 for both Realogy Holdings and Realogy Group. No relationship exists between PwC and us other than the usual relationship between auditor and client. In addition to being retained as independent auditors to audit our consolidated financial statements, PwC provided various other services to us during 2012 and 2011. The aggregate fees (in millions) billed for professional services by PwC in 2012 and 2011 were as follows:

	2012	2011
Audit Fees (1)	$5.6	$4.1
Audit Related Fees (2)	0.1	—
Tax Fees (3)	—	0.1
All Other Fees (4)	—	0.2
Total	$5.7	$4.4
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
The Audit Committee (which for purposes of this section includes the Audit Committee of Realogy Group, whose members and purpose are identical to those of the Audit Committee of Realogy Holdings) is responsible for appointing our independent auditor and approving the terms of the independent auditor’s services. The Audit Committee consider the non-audit services to be provided by the independent auditor in determining its independence.
The Audit Committee has adopted a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below. The Audit Committee also adopted a policy prohibiting the Company from hiring the independent auditor’s personnel, if such person participated in the current annual audit, or the immediately preceding annual audit of our financial statements, and is being hired in a “financial reporting oversight role” as defined by the PCAOB.
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
Except as discussed below, any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Audit Committee to the extent the service does not exceed $250,000. The Chair will update the full Audit Committee at the next regularly scheduled meeting for any interim approvals granted.
On a quarterly basis, the Audit Committee review the status of services and fees incurred year-to-date as compared to the Service List.
The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by PwC during 2012 or 2011 under such provision.

PART IV
Item 15.     Exhibits, Financial Statements and Schedules.
(A)(1) and (2) Financial Statements
The consolidated financial statements of the registrants listed in the “Index to Financial Statements” on page F-1 together with the report of PricewaterhouseCoopers LLP, independent auditors, are filed as part of this Annual Report.
(A)(3) Exhibits
See Index to Exhibits.
The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on the 25th of February 2013.
REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

By:	/S/ RICHARD A. SMITH

Name:	Richard A. Smith

Title:	Chairman of the Board, Chief Executive Officer
and President

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

Name	Title	Date

/s/ RICHARD A. SMITH	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2013
Richard A. Smith

/s/ ANTHONY E. HULL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2013
Anthony E. Hull

/s/ DEA BENSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2013
Dea Benson

/s/ MARC E. BECKER	Director	February 25, 2013
Marc E. Becker

/s/ V. ANN HAILEY	Director	February 25, 2013
V. Ann Hailey

/s/ TRAVIS W. HENNINGS	Director	February 25, 2013
Travis W. Hennings

Director
Scott M. Kleinman

/s/ M. ALI RASHID	Director	February 25, 2013
M. Ali Rashid

/s/ BRETT WHITE	Director	February 25, 2013
Brett White

/s/ MICHAEL J. WILLIAMS	Director	February 25, 2013
Michael J. Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Holdings Corp. (formally known as Domus Holdings Corp.) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 25, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Group LLC (formally known as Realogy Corporation) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2013

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Gross commission income	$3,428	$2,926	$2,965
Service revenue	821	752	700
Franchise fees	271	256	263
Other	152	159	162
Net revenues	4,672	4,093	4,090
Expenses
Commission and other agent-related costs	2,319	1,932	1,932
Operating	1,313	1,270	1,241
Marketing	190	185	179
General and administrative	327	254	238
Former parent legacy costs (benefit), net	(8)	(15)	(323)
Restructuring costs	12	11	21
Merger costs	—	1	1
Depreciation and amortization	173	186	197
Interest expense, net	528	666	604
Loss on the early extinguishment of debt	24	36	—
IPO related costs for Convertible Notes	361	—	—
Other (income)/expense, net	(4)	—	(6)
Total expenses	5,235	4,526	4,084
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(563)	(433)	6
Income tax expense	39	32	133
Equity in earnings of unconsolidated entities	(62)	(26)	(30)
Net loss	(540)	(439)	(97)
Less: Net income attributable to noncontrolling interests	(3)	(2)	(2)
Net loss attributable to Realogy Holdings and Realogy Group	$(543)	$(441)	$(99)

Earnings (loss) per share attributable to Realogy Holdings:
Basic loss per share:	(14.41)	(55.01)	(12.35)
Diluted loss per share:	(14.41)	(55.01)	(12.35)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	37.7	8.0	8.0
Diluted:	37.7	8.0	8.0

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(540)	$(439)	$(97)
Currency Translation Adjustment	3	(1)	—
Defined Benefit Pension Plan:
Actuarial loss for pension plan	(8)	(24)	(7)
Less: amortization of actuarial loss to periodic pension cost	(6)	(3)	(2)
Defined benefit pension plan	(2)	(21)	(5)
Cash Flow Hedges:
Unrealized loss on interest rate hedges	—	—	(11)
Less: interest rate hedge losses to interest expense	—	(1)	(19)
Less: de-designation of interest rate hedges to interest expense	—	(17)	—
Cash flow hedges	—	18	8
Other comprehensive income (loss), before tax	1	(4)	3
Income tax expense (benefit) related to items of other comprehensive income	—	(2)	1
Other comprehensive income (loss), net of tax	1	(2)	2
Comprehensive loss	(539)	(441)	(95)
Less: comprehensive income attributable to noncontrolling interests	(3)	(2)	(2)
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(542)	$(443)	$(97)

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$376	$143
Trade receivables (net of allowance for doubtful accounts of $51 and $64)	122	120
Relocation receivables	324	378
Relocation properties held for sale	9	11
Deferred income taxes	54	66
Other current assets	93	88
Total current assets	978	806
Property and equipment, net	188	165
Goodwill	3,304	3,299
Trademarks	732	732
Franchise agreements, net	1,629	1,697
Other intangibles, net	399	439
Other non-current assets	215	212
Total assets	$7,445	$7,350

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$148	$184
Securitization obligations	261	327
Due to former parent	69	80
Revolving credit facility and current portion of long-term debt	110	325
Accrued expenses and other current liabilities	427	520
Total current liabilities	1,015	1,436
Long-term debt	4,256	6,825
Deferred income taxes	444	421
Other non-current liabilities	211	167
Total liabilities	5,926	8,849
Commitments and contingencies (Notes 13 and 14)
Equity (deficit):
Realogy Holdings common stock: $.01 par value; 450,000,000 shares authorized, 145,369,453 shares outstanding at December 31, 2012, and 178,000,000 shares authorized, 4,200 Class A shares outstanding, 8,017,080 Class B shares outstanding at December 31, 2011.	1	—
Additional paid-in capital	5,591	2,033
Accumulated deficit	(4,045)	(3,502)
Accumulated other comprehensive loss	(31)	(32)
Total Realogy Holdings stockholders' equity (deficit)	1,516	(1,501)
Noncontrolling interests	3	2
Total equity (deficit)	1,519	(1,499)
Total liabilities and equity (deficit)	$7,445	$7,350

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(540)	$(439)	$(97)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	173	186	197
Deferred income taxes	36	18	131
Amortization of deferred financing costs and discount on unsecured notes	15	18	30
Loss on the early extinguishment of debt	24	36	—
Incremental common stock issued for Convertible Notes	256	—	—
De-designation of interest rate hedge	—	17	—
Equity in earnings of unconsolidated entities	(62)	(26)	(30)
Other adjustments to net loss	25	12	20
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(1)	(6)	(9)
Relocation receivables and advances	55	8	(27)
Relocation properties held for sale	2	9	43
Other assets	9	3	(6)
Accounts payable, accrued expenses and other liabilities	(128)	(23)	30
Due (to) from former parent	(10)	(23)	(403)
Dividends received from unconsolidated entities	43	21	26
Other, net	—	(3)	(23)
Net cash used in operating activities	(103)	(192)	(118)
Investing Activities
Property and equipment additions	(54)	(49)	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	(3)	(6)	(17)
Net proceeds from sale of assets	—	—	5
Proceeds from (purchase of) certificates of deposit, net	(7)	5	(9)
Change in restricted cash	(2)	6	—
Other, net	—	(5)	—
Net cash used in investing activities	(66)	(49)	(70)
Financing Activities
Net change in revolving credit facilities	(198)	145	142
Proceeds from term loan extension	—	98	—
Repayments of term loan credit facility and unsecured notes	(745)	(706)	(32)
Proceeds from issuance of First Lien Notes	593	—	—
Proceeds from issuance of First and a Half Lien Notes	325	700	—
Repayment of Second Lien Loans	(650)	—	—
Net change in securitization obligations	(67)	—	27
Proceeds from new securitization obligations	—	295	—
Repayment of prior securitization obligations	—	(299)	—
Debt issuance costs	(17)	(35)	—
Proceeds from the issuance of common stock	1,176	—	—
Other, net	(16)	(6)	(13)
Net cash provided by financing activities	401	192	124
Effect of changes in exchange rates on cash and cash equivalents	1	—	1
Net decrease in cash and cash equivalents	233	(49)	(63)
Cash and cash equivalents, beginning of period	143	192	255
Cash and cash equivalents, end of period	$376	$143	$192

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest payments)	$571	$608	$550
Income tax payments, net	7	3	7
See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In millions)

	Realogy Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2010	8.0	$—	$2,020	$(2,962)	$(32)	$2	$(972)
Net loss	—	—	—	(99)	—	2	(97)
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2010	8.0	$—	$2,026	$(3,061)	$(30)	$2	$(1,063)
Net loss	—	$—	$—	$(441)	$—	$2	$(439)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	8.0	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)
Net loss	—	$—	$—	$(543)	$—	$3	$(540)
Other comprehensive loss	—	—	—	—	1	—	1
Issuance of common stock in conjunction with the initial public offering	46.0	—	1,176	—	—	—	1,176
Issuance of common stock for Convertible Notes conversion	81.0	1	2,109	—	—	—	2,110
Issuance of common stock pursuant to letter agreements with certain holders of Convertible Notes	9.7	—	256	—	—	—	256
Stock-based compensation	0.6	—	17	—	—	—	17
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2012	145.3	$1	$5,591	$(4,045)	$(31)	$3	$1,519

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. (previously known as Domus Holdings Corp.) (“Realogy Holdings”, "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC (“Realogy Intermediate”) and Realogy Group LLC (“Realogy Group”) and its consolidated subsidiaries. On October 11, 2012, Intermediate and Realogy Group converted their form of business organization from a Delaware corporation to a Delaware limited liability company and upon such conversions, Intermediate and Realogy Group changed their names from "Domus Intermediate Holdings Corp." to "Realogy Intermediate Holdings LLC" and from "Realogy Corporation" to “Realogy Group LLC." Neither Realogy Holdings, the indirect parent of Realogy Group, nor Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
Realogy Holdings was incorporated on December 14, 2006. On December 15, 2006, Realogy Holdings and its wholly owned subsidiary Domus Acquisition Corp., entered into an agreement and plan of merger (the “Merger”) with Realogy Group which was consummated on April 10, 2007 with Realogy Holdings becoming the indirect parent company of Realogy Group. Prior to the consummation of the initial public offering and related transactions in October 2012, Realogy Holdings was owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”) and members of the Company’s management. As of December 31, 2012 and 2011, Realogy Group is wholly-owned by Realogy Intermediate, a direct wholly-owned subsidiary of Realogy Holdings.
Realogy is a global provider of residential real estate services. Realogy was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant’s business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.
The accompanying financial statements comprise the consolidated financial statements of Realogy Holdings and Realogy Group. Realogy Holdings’ only asset is its investment in the common stock of Intermediate, and Intermediate’s only asset is its investment in Realogy Group. Realogy Holdings’ only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy Group. All expenses incurred by Realogy Holdings and Intermediate are for the benefit of Realogy Group and have been reflected in Realogy Group’s consolidated financial statements. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.
Initial Public Offering and Related Transactions
In October 2012, the Company issued 46 million shares of common stock and raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. The net proceeds have been primarily utilized to prepay or redeem outstanding indebtedness. In conjunction with the closing of the offering, holders of $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
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
On October 23, 2012, the Company repaid $50 million outstanding under a facility which was included in other indebtedness, plus accrued interest, and terminated this facility which would have expired in January 2013. This facility was supported by a $50 million letter of credit issued under the Realogy senior secured credit facility which has also been terminated.

Amended and Restated Certificate of Incorporation
On October 12, 2012, in connection with the consummation of the IPO, Realogy Holdings amended and restated its certificate of incorporation. Under its amended and restated certificate of incorporation, Realogy Holdings has the authority to issue up to 450 million shares, of which 400 million shares are common stock, $0.01 par value and 50 million shares are preferred stock, $0.01 par value. Upon consummation of the IPO, all of the previously outstanding shares of Class A Common Stock and Class B Common Stock were automatically converted into common stock.
Amendment to Certificate of Incorporation and Reverse Stock Split
On September 11, 2012, the Board of Directors approved an amendment to its Certificate of Incorporation to effect a change in the name of Domus Holdings Corp. to Realogy Holdings Corp., to amend and restate its authorized capital stock and to approve a reverse stock split of Holdings' Class A and Class B Common Stock at a ratio of 1 to 25 (the “Reverse Stock Split”). On the same day, the stockholders of the Company approved the foregoing amendments to the Company's Certificate of Incorporation.
On September 27, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the change in authorized capital stock, the Reverse Stock Split and the name change. The Certificate of Amendment provides that the Reverse Stock Split became effective upon filing, at which time every twenty five (25) issued and outstanding shares of the Company's Class A Common Stock and Class B Common Stock were automatically combined into one (1) issued and outstanding share of the respective class of the Company's Common Stock, without any change in par value. The Company did not issue any fractional shares in connection with the Reverse Stock Split, but rounded those shares up to the next whole share. Pursuant to the terms of the Convertible Notes, the stated conversion rates applicable to each series of Convertible Notes were adjusted to reflect the Reverse Stock Split. In addition, pursuant to the terms of Holdings 2007 Stock Incentive Plan, the number of shares reserved thereunder, as well as the number of options outstanding and their stated exercise prices, was adjusted to reflect the Reverse Stock Split. All amounts and per share data presented in the accompanying consolidated financial statements and related notes give retroactive effect to the Reverse Stock Split for all periods presented.
Business Description
The Company reports its operations in the following business segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2012, the Company’s franchise systems had approximately 13,600 franchised and company owned offices and 238,900 independent sales associates operating under the Company’s brands in the U.S. and 101 other countries and territories around the world, which included approximately 710 company owned and operated brokerage offices with approximately 41,300 independent sales associates.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION
Effective January 1, 2010, the Company adopted the FASB’s amended guidance on the consolidation of Variable Interest Entities (“VIE”), in which the Company consolidates any VIE for which it is the primary beneficiary with a controlling financial interest. Also, the Company consolidates an entity not deemed a VIE if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company uses the cost method for all other investments.
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
REVENUE RECOGNITION
Real Estate Franchise Services
The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services and systems to franchisees, which include national and local marketing programs, systems and tools that are designed to help the Company's franchisees serve their customers and attract new or retain existing independent sales associates, training and volume purchasing discounts through the Company’s preferred vendor program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees.
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
Relocation Services
The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home-finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue as services are provided, except for limited instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home (“at-risk”). In such cases, revenues are recorded as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. However, there are limited instances in which the Company assumes the risk of loss. Under “at-risk” contracts, the Company records the value of the home on its Consolidated Balance Sheets within the relocation properties held for sale line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated Statements of Operations and the gain or loss was not material for any period presented. The aggregate selling price of such homes was $81 million, $123 million and $170 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $166 million, $164 million and $156 million for the years ended December 31, 2012, 2011 and 2010, respectively.
INCOME TAXES
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
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $9 million and $7 million at December 31, 2012 and 2011, respectively and are primarily included within Other current assets on the Company’s Consolidated Balance Sheets.

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
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $425 million to hedge the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in October 2016, and the second swap, with a notional value of $200 million, commences in January 2013 and expires in October 2016. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy. As of December 31, 2012, the Company has elected to not utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
INVESTMENTS
At December 31, 2012 and 2011, the Company had various equity method investments aggregating $73 million and $54 million, respectively, which are primarily recorded within Other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, a mortgage origination venture formed in 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $66 million at December 31, 2012. See Note 13, “Separation Adjustments, Transactions with Former Parent and Subsidiaries and Related Parties” for a more detailed description of the Company’s relationship with PHH Home Loans.
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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 10 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $68 million and $67 million at December 31, 2012 and 2011, respectively.
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
During the fourth quarter of 2012, 2011 and 2010, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. Based upon the analysis performed, there was no impairment. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2012, 2011 or 2010.
The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2012, 2011 or 2010.
SUPPLEMENTAL CASH FLOW INFORMATION
Significant non-cash transactions in 2012 included non-cash issuances of common stock of $2,366 million related to the conversion of the Convertible Notes and $12 million for a portion of our 2012 Bonus Plan that was paid in common stock (see Note 12---Stock-Based Compensation).  In addition, during 2012, the Company recorded $21 million related to tenant improvements on our new corporate headquarters which resulted in non-cash accruals to fixed assets and deferred rent.
Significant non-cash transactions in 2011 and 2010 included the Company’s election to satisfy the interest payment obligation by issuing $3 million and $51 million, respectively, of Senior Toggle Notes which resulted in non-cash transfers between accrued interest and long-term debt.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company did not utilize the new qualitative analysis for its goodwill impairment test which was performed in the fourth quarter of 2012.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2012, the FASB amended the guidance on impairment testing for indefinite-lived intangible assets that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any indefinite-lived intangible asset and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. The Company will consider utilizing the new qualitative analysis for its impairment test to be performed in the fourth quarter of 2013.

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
2012 ACQUISITIONS
During the year ended December 31, 2012, the Company acquired seven real estate brokerage operations through its wholly-owned subsidiary, NRT, for total consideration of $5 million. These acquisitions resulted in goodwill of $5 million that was assigned to the Company Owned Brokerage Services segment.
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

4.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Goodwill balance at January 1, 2010	2,241	604	344	73	3,262
Goodwill acquired (a)	—	20	16	—	36
Goodwill reduction for locations sold	—	(2)	—	—	(2)
Balance at December 31, 2010	2,241	622	360	73	3,296
Goodwill acquired	—	3	—	—	3
Balance at December 31, 2011	2,241	625	360	73	3,299
Goodwill acquired	—	5	—	—	5
Balance at December 31, 2012	$2,241	$630	$360	$73	$3,304
Goodwill and accumulated impairment summary
Gross Goodwill	$3,264	$788	$641	$397	$5,090
Accumulated impairment losses (b)	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2012	$2,241	$630	$360	$73	$3,304
_______________

(a)	The increase in goodwill relates to acquisitions of real estate brokerages and the acquisition of Primacy.

(b)
During the fourth quarter of 2008, the Company recorded an impairment charge of $1,557 million, which reduced intangible assets by $278 million and reduced goodwill by $1,279 million. During the fourth quarter of 2007, the Company recorded an impairment charge of $637 million, which reduced intangible assets by $130 million and reduced goodwill by $507 million.

During the fourth quarter of 2012, 2011 and 2010, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. These analyses resulted in no impairment charges.
Intangible assets are as follows:

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$390	$1,629	$2,019	$322	$1,697
Unamortizable—Trademarks (b)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (c)	$45	$5	$40	$45	$4	$41
Amortizable—Customer relationships (d)	529	182	347	529	144	385
Amortizable—Pendings and listings (e)	—	—	—	—	—	—
Unamortizable—Title plant shares (f)	10	—	10	10	—	10
Amortizable—Other (g)	6	4	2	17	14	3
Total Other Intangibles	$590	$191	$399	$601	$162	$439
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

(g)	Generally amortized over periods ranging from 2 to 10 years.

Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Franchise agreements	68	67	67
License agreement	1	1	—
Customer relationships	38	37	37
Pendings and listings	—	2	1
Other	1	5	6
Total	108	112	111
Based on the Company’s amortizable intangible assets as of December 31, 2012, the Company expects related amortization expense to be approximately $105 million, $105 million, $95 million, $94 million, $91 million and $1,528 million in 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $6 million, $9 million, and $6 million for the year ended December 31, 2012, 2011 and 2010, respectively. In addition, franchise fee revenue is net of annual volume incentives provided to real estate franchisees of $35 million, $25 million and $24 million for the year ended December 31, 2012, 2011 and 2010, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of the franchisees commission income earned and paid to the Company during the calendar year. Each brand has several different annual incentive schedules currently in effect.
The Company’s wholly-owned real estate brokerage services segment, NRT, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. NRT paid royalties to the Real Estate Franchise Services segment of $234 million, $204 million and $206 million for the year ended December 31, 2012, 2011 and 2010, respectively.
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
The number of franchised and company owned outlets in operation are as follows:

	(Unaudited) As of December 31,
	2012	2011	2010
Franchised:
Century 21®	7,060	7,475	7,955
ERA®	2,312	2,364	2,488
Coldwell Banker®	2,461	2,485	2,583
Coldwell Banker Commercial®	166	175	181
Sotheby’s International Realty®	629	573	531
Better Homes and Gardens® Real Estate	252	210	201
	12,880	13,282	13,939
Company Owned:
ERA®	10	10	11
Coldwell Banker®	639	649	669
Sotheby’s International Realty®	30	30	31
Corcoran®/Other	33	35	35
	712	724	746

The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2012	2011	2010
Franchised:
Beginning balance	13,282	13,939	13,765
Additions	366	335	1,269
Terminations	(768)	(992)	(1,095)
Ending Balance	12,880	13,282	13,939
Company Owned:
Beginning balance	724	746	758
Additions	17	10	20
Closures	(29)	(32)	(32)
Ending Balance	712	724	746
 As of December 31, 2012, there were an insignificant amount of franchise agreements that have been executed, but for which offices are not yet operating. Additionally, as of December 31, 2012, there were an insignificant number of franchise agreements pending termination.
In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands, expand their operations, or as an incentive to renew their franchise agreement, the Company may at its discretion, provide non-standard incentives, primarily in the form of conversion notes (prior to 2009, the Company issued development advance notes). Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes, and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts over the life of the franchise agreement. Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $89 million, net of $16 million of reserves, and $90 million, net of $14 million of reserves, at December 31, 2012 and 2011, respectively. These notes are principally classified within Other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a charge in the statement of operations related to the forgiveness and impairment of these notes of $16 million, $13 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2012	2011
Furniture, fixtures and equipment	$194	$175
Capitalized software	235	225
Building and leasehold improvements	159	131
Land	4	4
	592	535
Less: accumulated depreciation and amortization	(404)	(370)
	$188	$165
The Company recorded depreciation and amortization expense related to property and equipment of $65 million, $74 million and $86 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2012	2011
Accrued payroll and related employee costs	$80	$69
Accrued volume incentives	22	17
Accrued commissions	22	14
Restructuring accruals	11	20
Deferred income	69	76
Accrued interest	87	139
Relocation services home mortgage obligations	5	9
Other	131	176
	$427	$520

8.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2012	2011
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$78
Extended revolving credit facility	110	97
Non-extended term loan facility	—	629
Extended term loan facility	1,822	1,822
First Lien Notes	593	—
7.875% First and a Half Lien Notes	700	700
9.00% First and a Half Lien Notes	325	—
Second Lien Loans	—	650
Other bank indebtedness	—	133
Existing Notes:
10.50% Senior Notes	—	64
11.00%/11.75% Senior Toggle Notes	—	52
12.375% Senior Subordinated Notes	188	187
Extended Maturity Notes:
11.50% Senior Notes	489	489
12.00% Senior Notes	129	129
13.375% Senior Subordinated Notes	10	10
11.00% Convertible Notes	—	2,110
Securitization Obligations:
Apple Ridge Funding LLC	235	296
Cartus Financing Limited	26	31
	$4,627	$7,477

Indebtedness Table
As of December 31, 2012, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Extended revolving credit facility (1)	(2)	April 2016	363	110	253
Extended term loan facility	(3)	October 2016	1,822	1,822	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	325	325	—
Other bank indebtedness	(4)	August 2013	8	—	8
Existing Notes:
Senior Subordinated Notes (5)	12.375%	April 2015	190	188
Extended Maturity Notes:
Senior Notes (6)	11.50%	April 2017	492	489
Senior Notes (7)	12.00%	April 2017	130	129
Senior Subordinated Notes	13.375%	April 2018	10	10
Securitization obligations: (8)
Apple Ridge Funding LLC		December 2013	375	235	140
Cartus Financing Limited (9)		Various	65	26	39
			$5,073	$4,627	$440
_______________

(1)
On February 22, 2013, the Company had $245 million outstanding on the extended revolving credit facility and no outstanding letters of credit on such facility, leaving $118 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.25% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 2.25% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Interest rates with respect to term loans under the senior secured credit facility are based on, at Realogy Groups’s option, (a) adjusted LIBOR plus 4.25% or (b) the higher of the Federal Funds Effective Rate plus 1.75% and JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 3.25%.

(4)
A revolving credit facility with a capacity of £5 million ($8 million) which expires in August 2013. The interest rate with respect to the revolving credit facility is based on the bank's base rate plus 2.0%. This facility is supported by a letter of credit issued under the senior secured credit facility.

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
October 2012 Initial Public Offering and Related Transactions
In October 2012, the Company issued 46 million shares of common stock and raised net proceeds of approximately $1,176 million in its initial public offering of its common stock. The net proceeds have been primarily utilized to prepay or redeem outstanding indebtedness. In conjunction with the closing of the offering, holders of $2,110 million of Convertible Notes converted all of their Convertible Notes into shares of common stock. Certain of these holders, upon conversion of their Convertible Notes, were issued additional shares of common stock (representing 0.125 shares for each share received upon conversion) pursuant to letter agreements with the Company. Holders of $1,901 million of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semi-annual interest payment date received a non-recurring cash fee of $105 million upon conversion (attributable to the semi-annual interest payment).
After giving effect to the application of proceeds from the initial public offering and conversion of our Convertible Notes, our outstanding indebtedness was reduced by approximately $2.9 billion including:

•	the conversion of all $2,110 million of the Convertible Notes;

•	the repayment of $650 million of Second Lien Loans;

•	the repayment of $50 million of other bank indebtedness;

•	the repayment of $64 million of 10.50% Senior Notes: and

•	the repayment of $41 million of 11.00%/11.75% Senior Toggle Notes.
Indebtedness Incurred in Connection with the Merger and Subsequent Debt Transactions
Realogy Group incurred indebtedness in 2007 in connection with the Merger, which included borrowings of $3,170 million under Realogy Group's senior secured credit facility (the “Senior Secured Credit Facility”) and the issuance of unsecured notes with an original aggregate principal amount of $3,125 million and maturity dates in 2014 and 2015 (the "Existing Notes") to finance the Merger, including, without limitation, payment of fees and expenses.
In 2009, 2011 and 2012, Realogy Group completed various debt transactions that resulted in: (i) additional flexibility with respect to compliance with Realogy Group's senior secured leverage ratio under our senior secured credit facility; (ii) the extension of the maturities of certain portions of its indebtedness; (iii) additional liquidity to fund operations; and (iv) the issuance of $2,110 million of Convertible Notes.
In September and October 2009, Realogy Group incurred $650 million of Second Lien Loans (the "Second Lien Loans") under the Senior Secured Credit Facility, the net proceeds of which were used to pay down outstanding balances on the revolving credit facility under the Senior Secured Credit Facility and for working capital as well as to exchange $150 million of Second Lien Loans for $221 million aggregate principal amount of outstanding Senior Toggle Notes.
In January and February of 2011, Realogy Group completed a series of transactions, referred to herein as the “2011 Refinancing Transactions,” to refinance portions of its Senior Secured Credit Facility and the Existing Notes.
On January 5, 2011, Realogy Group completed private exchange offers, relating to its then outstanding Existing Notes (the “Debt Exchange Offering”). As a result of the Debt Exchange Offering, $2,110 million of Existing Notes were tendered for Convertible Notes due 2018, $632 million of Existing Notes due 2014 and 2015 were tendered for Extended Maturity Notes due 2017 and 2018 and $303 million of Existing Notes remained outstanding.
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
On February 3, 2011, the Company issued $700 million aggregate principal amount of 7.875% First and a Half Lien Notes due 2019 in a private offering exempt from the registration requirements of the Securities Act, the net proceeds of which, along with cash on hand, were used to prepay $700 million of certain of the first lien term loans that were extended in connection with the Senior Secured Credit Facility Amendment.
On February 2, 2012, Realogy Group issued $593 million of First Lien Notes due 2020 and $325 million of 9.0% First and a Half Lien Notes due 2020 in a private offering exempt from the registration requirements of the Securities Act, referred to herein as the “2012 Senior Secured Notes Offering.” The Company used the proceeds from the offering, of approximately $918 million, to: (i) prepay $629 million of its non-extended term loan borrowings under its senior secured credit facility which were due to mature in October 2013, (ii) repay all of the $133 million in outstanding borrowings under its non-extended revolving credit facility which was due to mature in April 2013, and (iii) repay $156 million of the outstanding borrowings under its extended revolving credit facility. In conjunction with the repayments of $289 million described in clauses (ii) and (iii), the Company reduced the commitments under its non-extended revolving credit facility by a like amount, thereby terminating the non-extended revolving credit facility.
* * *
Senior Secured Credit Facility
The Senior Secured Credit Facility consists of (i) term loan facilities, (ii) revolving credit facilities, (iii) a synthetic letter of credit facility (the facilities described in clauses (i), (ii) and (iii), as amended by the Senior Secured Credit Facility Amendment, collectively referred to as the “First Lien Facilities”), and (iv) an incremental (or accordion) loan facility, a portion of which was utilized for the issuance of Second Lien Loans that were prepaid in October 2012 with the net proceeds from the initial public offering. Realogy Group uses the revolving credit facility for, among other things, working capital and other general corporate purposes.
The loans under the First Lien Facilities (the “First Lien Loans”) are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries, including but not limited to (i) a first-priority pledge of substantially all capital stock held by Realogy Group or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (ii) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy Group and each subsidiary guarantor, subject to certain exceptions.
The Second Lien Loans were secured by liens on the assets of Realogy Group, Realogy Intermediate and by the subsidiary guarantors that secure the First Lien Loans. However, such liens were junior in priority to the First Lien Loans, the First Lien Notes and the First and a Half Lien Notes. The Second Lien Loans bore interest at a rate of 13.50% per year and interest payments were payable semi-annually with the first interest payment made on April 15, 2010. The Second Lien Loans had a maturity date of October 15, 2017 but were repaid with proceeds from the initial public offering.
The senior secured credit facility also provides for a synthetic letter of credit facility which is for: (i) the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement and (ii) general corporate purposes in an amount not to exceed $100 million. The synthetic letter of credit facility capacity was $172 million at December 31, 2012, of which $40 million will expire in October 2013 and $132 million will expire in October 2016. As of December 31, 2012, the capacity was being utilized by a $70 million letter of credit with Cendant for any remaining potential contingent obligations and $91 million of letters of credit for general corporate purposes. In January 2013, the letter of credit with Cendant was reduced to $53 million and the capacity of the synthetic letter of credit facility was reduced to $155 million.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio not to exceed a maximum amount on the last day of each fiscal quarter. Specifically, Realogy Group’s total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. At December 31, 2012, Realogy Group’s senior secured leverage ratio was 3.30 to 1.0.
Realogy Group has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Realogy Intermediate equity for cash, which would be infused as capital into Realogy Group. If Realogy Group is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
If an event of default occurs under the senior secured credit facility, and Realogy Group fails to obtain a waiver from the lenders, Realogy Group’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to Realogy Group;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require Realogy Group to apply all of its available cash to repay these borrowings; or

•	could prevent Realogy Group from making payments on the First Lien Notes, the First and a Half Lien Notes or the unsecured notes;
any of which could result in an event of default under the First Lien Notes, the First and a Half Lien Notes, the unsecured notes and the Company’s Apple Ridge Funding LLC securitization program.
If Realogy Group were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility, which assets also secure its other secured indebtedness. Realogy Group has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then Realogy Group may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the First Lien Notes, the First and a Half Lien Notes and the unsecured notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if Realogy Group is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to Realogy Group.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment was July 15, 2012). The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of the Company. The $700 million of 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The $325 million of 9.0% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment date was July 15, 2012). The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility, but the priority of the collateral liens securing the First and a Half Lien Notes is (i) junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
Other Bank Indebtedness
In 2011 and most of 2012, Realogy Group had separate revolving U.S. credit facilities under which it could borrow. These facilities were not secured by assets of Realogy Group or any of its subsidiaries but were supported by letters of credit issued under the senior secured credit facility, including the synthetic letter of credit facility. The facilities generally have a one-year term with certain options for renewal. In the fourth quarter of 2012, Realogy Group repaid $100 million which was outstanding under the U.S. credit facilities and terminated the credit facilities. In addition, the $100 million of letters of credit that supported the U.S. credit facilities were also terminated.
Realogy Group has a separate U.K. credit facility under which it could borrow up to £5 million ($8 million) at December 31, 2012 and 2011. This facility is not secured by assets of Realogy Group or any of its subsidiaries but is supported by a letter of credit issued under the senior secured credit facility. The facility has a one-year term with certain options for renewal. As of December 31, 2012, Realogy Group has less than $1 million of outstanding borrowings under this credit facility.
Unsecured Notes
On April 10, 2007, Realogy Group issued in a private placement $1,700 million of Senior Notes due 2014, $550 million of Senior Toggle Notes due 2014 and $875 million of Senior Subordinated Notes due 2015. On February 15, 2008, Realogy Group completed an exchange offer to register the privately placed notes under the Securities Act. The term "Existing Notes" refers to the privately placed notes and the exchange notes. On January 5, 2011, Realogy Group completed the Debt Exchange Offering to exchange its Existing Senior Notes and the 12.375% Senior Subordinated Notes for the Extended Maturity Notes and the Convertible Notes. On the settlement date of the Debt Exchange Offering, Realogy Group issued (i) $492 million aggregate principal amount of 11.50% Senior Notes, (ii) $130 million aggregate principal amount of 12.00% Senior Notes and (iii) $10 million aggregate principal amount of 13.375% Senior Subordinated Notes.
The $64 million of 10.50% Senior Notes and the $41 million of 11.00%/11.75% Senior Toggle Notes were redeemed in November 2012 at a total cost of $109 million, including accrued interest and redemption premiums. The 11.50% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year.

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
The Senior Notes are guaranteed on an unsecured senior basis, and the Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis, in each case, by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility or certain of Realogy Group's outstanding debt securities. The Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis and the Senior Subordinated Notes are guaranteed by Realogy Holdings on an unsecured junior subordinated basis.
On June 24, 2011, Realogy Group completed offers of exchange notes for Extended Maturity Notes issued in the Debt Exchange Offering. The term “exchange notes” refers to the 11.50% Senior Notes due 2017, the 12.00% Senior Notes due 2017 and the 13.375% Senior Subordinated Notes due 2018, all as registered under the Securities Act. Each series of the exchange notes are substantially identical in all material respects to the Extended Maturity Notes of the applicable series issued in the Debt Exchange Offering (except that the new registered exchange notes do not contain terms with respect to additional interest or transfer restrictions). Unless the context otherwise requires, the term “Extended Maturity Notes” refers to the exchange notes.
Convertible Notes
On January 5, 2011, Realogy Group issued Convertible Notes which bore interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year and were convertible into shares of our common stock.
In conjunction with the Company's Initial Public Offering in October 2012, all of the holders of Convertible Notes converted their Convertible Notes into common stock.  The Company entered into letter agreements (the “Agreements”) with certain holders of its Convertible Notes, including RCIV Holdings, an affiliate of the Company's controlling stockholder (collectively, the “Significant Holders”), which together held approximately $1,901 million of the total $2,110 million of the Convertible Notes. The Company also entered into letter agreements (the “Letter Agreements”) with other eligible holders (collectively the “Other Holders”), who together held approximately $127 million of the Convertible Notes. Pursuant to letter agreements, holders of approximately 96% of the outstanding Convertible Notes received an additional 0.125 shares of common stock for each share issued upon conversion of their Convertible Notes.  In addition, Significant Holders of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semi-annual interest payment date received a cash fee of approximately $105 million upon conversion (attributable to the semi-annual interest payment). Significant Holders and Other Holders also agreed to lock-up arrangements with the underwriters in the initial public offering for a period of 180 days following the offering, subject to certain exceptions.
As a result of the conversion of the Convertible Notes and the issuance of the additional shares described above, the Company issued a total of approximately 90.7 million shares of common stock. No Convertible Notes were outstanding as of December 31, 2012.  Issuance of incremental shares of common stock resulted in a non-recurring, non-cash expense of $256 million which is reflected as an IPO related cost for the Convertible Notes in the Consolidated Statement of Operations. There was no net impact to equity for this expense as the offset was the issuance of shares of common stock. The cash payment of $105 million is reflected as an IPO related cost for the Convertible Notes in the Consolidated Statement of Operations instead of interest expense.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the 2012 Senior Secured Notes Offering and the repayment of certain of the Company's indebtedness, the Company recorded a loss on the early extinguishment of debt of $24 million during the the year ended December 31, 2012.
As a result of the 2011 Refinancing Transactions, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of the debt modifications during the year ended December 31, 2011.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $375 million and an expiration date of December 2013. Effective December 2012, the capacity of the Apple Ridge facility was reduced from $400 million to $375 million and an amended fee letter was executed that lowered certain interest rates and fees under the program.

Realogy Group, through a special purpose entity, known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes.
The Apple Ridge entities and the Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Realogy Group’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Realogy Group’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program. The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, any uncured breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s senior secured credit facility, and cross-defaults to Realogy Group’s material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $309 million and $366 million of underlying relocation receivables and other related relocation assets at December 31, 2012 and 2011, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $9 million and $6 million for the year ended December 31, 2012 and 2011, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.5% and 2.1% for the year ended December 31, 2012 and 2011, respectively.

9.	EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
At December 31, 2012 and 2011, the accumulated benefit obligation of this plan was $164 million and $154 million, respectively, and the fair value of the plan assets were $104 million and $94 million, respectively, resulting in an unfunded accumulated benefit obligation of $60 million and $60 million, respectively, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets. Participation in this plan was frozen as of July 1, 1997. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as almost all of the employees participating in this plan are no longer accruing benefits.
The following tables show the changes in benefit obligation and plan assets for the defined benefit pension plan during the years ended:

	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$154	$135
Interest cost	6	7
Actuarial (gain) loss	12	20
Net benefits paid	(8)	(8)
Benefit obligation at end of year	164	154
Change in plan assets
Fair value of plan assets at beginning of year	$94	$91
Actual return on plan assets	11	3
Employer contribution	7	8
Net benefits paid	(8)	(8)
Fair value of plan assets at end of year	104	94
Underfunded at end of year	$60	$60
The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the following years ended December 31 are:

	2012	2011
Discount rate for year-end obligation	3.50%	4.10%
Discount rate for net periodic pension cost	4.10%	5.20%
Expected long-term return on assets for year-end obligation	7.25%	7.50%
Expected long-term return on assets for net periodic pension cost	7.00%	7.25%
Compensation increase	—	—
The net periodic pension cost for 2012 was approximately $5 million and is comprised of interest cost of approximately $6 million and the amortization of the actuarial net loss of $6 million offset by a benefit of $7 million for the expected return on assets. The net periodic pension cost for 2011 was approximately $3 million and is comprised of interest cost of approximately $7 million and the amortization of the actuarial net loss of $3 million offset by a benefit of $7 million for the expected return on assets. The estimated actuarial loss of approximately $2 million will be amortized from the accumulated other comprehensive income into net periodic pension cost in 2013.
Estimated future benefit payments as of December 31, 2012 are as follows:

Year	Amount
2013	$8
2014	9
2015	9
2016	9
2017	9
2018 through 2022	48
The minimum funding required during 2013 is estimated to be $6 million.

The Company recognized a loss of $2 million and a loss of $21 million in other comprehensive income for the years ended December 31, 2012 and 2011, respectively. The total amount recognized in net periodic pension cost (benefit) and other comprehensive income was $8 million and $24 million for the years ended December 31, 2012 and 2011, respectively.
The amount in accumulated other comprehensive income not yet recognized as components of the periodic pension cost (benefit) is comprised of an actuarial loss of $56 million and $54 million as of December 31, 2012 and 2011, respectively.
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
The following table presents the fair values of plan assets by category as of December 31, 2012:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity Securities:
U.S. large-cap funds	—	26	—	26
U.S. small-cap funds	—	6	—	6
International funds	—	9	—	9
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	57	—	57
Total	$3	$101	$—	$104
The following table presents the fair values of plan assets by category as of December 31, 2011:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity Securities:
U.S. large-cap funds	—	25	—	25
U.S. small-cap funds	—	5	—	5
International funds	—	8	—	8
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	51	—	51
Total	$2	$92	$—	$94
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2012 and 2011, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within Other non-current liabilities) was $10 million and $10 million, respectively. The expense recorded by the Company in 2012 and 2011 was less than $1 million.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. Prior to mid-February 2008, the Company matched a portion of the contributions made by participating employees. In July 2010, the Company reinstated the match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $5 million, $5 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10.	INCOME TAXES
The income tax provision consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$1	$—
State	(2)	5	(3)
Foreign	5	8	5
	3	14	2
Deferred:
Federal	26	28	112
State	10	(10)	19
	36	18	131
Income tax expense	$39	$32	$133
Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	For the Year Ended December 31,
	2012	2011	2010
Domestic	$(516)	$(422)	$30
Foreign	12	13	6
Pre-tax income (loss)	$(504)	$(409)	$36
Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2012	2011
Current deferred income tax assets:
Accrued liabilities and deferred income	$75	$84
Provision for doubtful accounts	19	23
Liability for unrecognized tax benefits	2	3
Cash flow hedges	—	3
	96	113
Less: valuation allowance	(27)	(30)
Current deferred income tax assets	69	83
Current deferred income tax liabilities:
Prepaid expenses	15	17
Current deferred income tax liabilities	15	17
Current net deferred income tax asset	$54	$66

	2012	2011
Non-current deferred income tax assets:
Net operating loss carryforwards	$897	$846
Alternative minimum tax credit carryforward	2	2
Foreign tax credit carryforwards	—	3
State tax credit carryforwards	—	1
Accrued liabilities and deferred income	26	26
Capital loss carryforward	2	32
Investment in joint venture	4	3
Minimum pension obligation	23	22
Cash flow hedges	7	4
Provision for doubtful accounts	6	6
Liability for unrecognized tax benefits	9	11
Other	4	5
	980	961
Less: valuation allowance	(330)	(308)
Non-current deferred income tax assets	650	653
Less:
Non-current deferred income tax liabilities:
Depreciation and amortization	1,092	1,074
Other	2	—
Non-current net deferred income tax liability	$(444)	$(421)
As of December 31, 2012, the Company had gross federal and state net operating loss carryforwards of $2,267 million. The federal net operating loss carryforwards expire between 2025 and 2032 and the state net operating loss carryforwards expire between 2013 and 2032.
Management has determined that, based upon all available evidence, it is more likely than not that certain deferred tax assets will not be utilized in the foreseeable future and, as such, has recorded a corresponding valuation allowance. In assessing the valuation allowance at December 31, 2012 and 2011, the Company determined that a full valuation allowance was required on the net definite-lived deferred tax asset balance. The Company’s valuation allowance was $357 million and $338 million at December 31, 2012 and 2011, respectively. Management will continue to evaluate all evidence, including the impact of the reduction in indebtedness and related interest expense as a result of the Company's initial public offering, to determine if the valuation allowance is appropriate for future periods.
The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefits	(1)	1	(6)
Net impact of IRS settlement	—	—	303
Foreign rate differential	(1)	(2)	14
Permanent differences	1	1	—
Transaction costs	(20)	—	—
Net change in valuation allowance	(22)	(43)	23
	(8)%	(8)%	369%

Transaction costs for the year ended December 31, 2012 reflect the impact of certain initial public offering related expenses, which are non-deductible for income tax purposes.  The 2012 and 2011 change in valuation allowance reflects a full valuation allowance on tax benefits generated from current period operations, the impact of tax benefits from intangibles that are indefinite lived for financial statement purposes and the derecognition of certain deferred tax assets in 2012.

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
The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. The Company believes there is appropriate support for positions taken on its tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions and are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the outcomes of tax audits are inherently uncertain.
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
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2012, the Company’s gross liability for unrecognized tax benefits was $111 million, of which $95 million would affect the Company’s effective tax rate, if recognized.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  Tax returns for the 2006 through 2012 tax years remain subject to examination by federal and certain state tax authorities.  In significant foreign jurisdictions, tax returns for the 2008 through 2012 tax years generally remain subject to examination by their respective tax authorities.  The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recognized a reduction of interest expense of $1 million for the year ended December 31, 2012, an increase of interest expense of $5 million and penalties of $1 million for the year ended December 31, 2011 and a reduction of interest expense of $1 million for the year ended December 31, 2010.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2010	$30
Gross increases—tax positions in prior periods	7
Reduction due to lapse of statute of limitations	(3)
Unrecognized tax benefits—December 31, 2010	$34
Gross increases—tax positions in prior periods	8
Gross increases—tax positions in current period	5
Reduction due to lapse of statute of limitations	(5)
Unrecognized tax benefits—December 31, 2011	$42
Gross increases—tax positions in prior periods	1
Gross decreases—tax positions in prior periods	(1)
Gross increases—tax positions in current period	76
Settlements	(1)
Reduction due to lapse of statute of limitations	(6)
Unrecognized tax benefits—December 31, 2012	$111

11.	RESTRUCTURING COSTS
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. At December 31, 2012, the remaining liability is $4 million.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services and Title and Settlement Services segments each recognized $1 million of facility and personnel related expenses. At December 31, 2012, the remaining liability is $1 million.
2010 Restructuring Program
During 2010, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating facilities. The Company incurred restructuring charges of $21 million in 2010. The Company Owned Real Estate Brokerage Services segment recognized $9 million of facility related expenses, $3 million of personnel related expenses and $1 million of expense related to asset impairments. The Relocation Services segment recognized $2 million of facility related expenses and $1 million of personnel related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses and $1 million of personnel related expenses. The Corporate and Other segment recognized $2 million of facility related expenses. At December 31, 2012, the remaining liability is $2 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2009. At December 31, 2011, the remaining liability was $14 million. During the year ended December 31, 2012, the Company utilized $6 million of the remaining accrual resulting in a remaining liability of $8 million related to future lease payments.

12.	STOCK-BASED COMPENSATION
In April 2007, Realogy Holdings adopted the Realogy Holdings Corp. 2007 Stock Incentive Plan (the “Plan”) under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, Realogy Holdings common stock may be issued to employees, consultants or directors of Realogy. On January 5, 2011, the Board of Directors of Realogy Holdings approved the Realogy Group LLC Phantom Value Plan (the “Phantom Value Plan”) which will issue options under the Realogy Holdings 2007 Stock Incentive Plan. On each date RCIV Holdings (“RCIV”), an affiliate of Apollo, received cash interest on the Convertible Notes held by them, certain executive officers of Realogy were granted stock options. The aggregate value of stock options granted by the Compensation Committee was equal to an amount which bears the same ratio to the aggregate dollar amount of the participant's Incentive Award, defined below, as the aggregate amount of cash interest received by RCIV on such date bears to the aggregate principal amount of the Convertible Notes held by RCIV on the date of grant of the Incentive Award. The Convertible Notes held by RCIV were converted upon the initial public offering on October 10, 2012, therefore there will be no further grants under the Phantom Value Plan.
On October 10, 2012, the Realogy Holdings Board adopted the 2012 Long-Term Incentive Plan (the “LTIP”) to provide long-term incentives to those individuals with significant responsibility for the success and growth of the Company and its affiliates, to align the interests of such individuals with those of the Company's stockholders, to assist the Company in recruiting, retaining and motivating qualified employees and to provide an effective means to link pay to performance.
Time vested options granted under the plans generally vest ratably over a four year period and have a ten year contractual term. Restricted stock granted under the plans generally vests over a three year period. Options granted under the Phantom Value Plan generally vest over a three year period, subject to the participant's continued employment, however, the vested stock options do not become exercisable until one year following our qualified public offering on October 10, 2012. As result of this performance condition being met, the Company began recoding compensation expense in the fourth quarter of 2012.
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan are 2.7 million shares and 6.8 million shares, respectively. As of December 31, 2012, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 LTIP was approximately 0.5 million shares and 4.8 million shares, respectively.
Incentive Equity Awards Granted by Realogy Holdings
A summary of option and restricted share activity is presented below (number of shares in millions):

	Time-vesting Options	Weighted Average Exercise Price	Phantom and Other Performance Options	Weighted Average Exercise Price	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	0.53	83.05	0.18	148.00	—	—
Granted	2.68	23.68	0.08	17.50	0.29	27.13
Exercised	—	—	—	—
Vested					—	—
Forfeited/Expired	(0.11)	227.22	(0.10)	250.00	—	—
Outstanding at December 31, 2012 (a)	3.10	26.61	0.16	20.61	0.29	27.09
_______________

(a)	Options outstanding at December 31, 2012 had an intrinsic value of $64 million and have a weighted average remaining contractual life of 9.2 years.
The following table summarizes information regarding exercisable stock options as of December 31, 2012:

Range of Exercise Prices	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
$15.00-$50.00	0.16	$20.78	7.88 years	$3.5
$50.00 and above	0.04	$144.02	7.69 years	—
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

	2012		2011		2010
	Time Vesting Options	Phantom Plan Options	Time Vesting Options	Phantom Plan Options	Time Vesting Options
Weighted average grant date fair value	$11.22	$9.75	$11.75	$10.75	$9.25
Expected volatility	45.1%	50.3%	55.5%	58.4%	54.6%
Expected term (years)	6.23	4.75	6.25	4.75	6.25
Risk-free interest rate	1.0%	0.8%	2.6%	1.3%	1.5%
Dividend yield	—	—	—	—	—
Stock-Based Compensation Expense
As of December 31, 2012, there was approximately $34 million of unrecognized compensation cost related to the time vesting options and restricted stock under the plans and $2 million of unrecognized compensation cost related to options issued under the Phantom Value Plan described below. Unrecognized compensation cost for the options and restricted stock will be recorded in future periods as compensation expense and have a remaining weighted average period of approximately 3.18 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $5 million, $7 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Realogy Holdings approved the Realogy Group LLC Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers, with an incentive (the “Incentive Award”) to remain in the service of Realogy, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of Realogy. The amount of the Incentive Awards granted to certain of Realogy's executive officers was determined by the sum of (1) the shares of common stock purchased by the executives at $250.00 per share in April 2007 (representing an aggregate purchase price of $19 million) and (2) the implied $250.00 per share grant date value in April 2007 of the executive's restricted stock grant (representing an aggregate of $3 million). Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards terminate 10 years from the date of grant.
Incentive Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant is eligible to receive a cash payment based upon the Company’s success and the cash received by RCIV upon the transfer or sale of the 57.5 million shares of Common Stock (the "RCIV Shares") that RCIV received in connection with our initial public offering upon conversion of the $1.3 billion of Convertible Notes that had been purchased by RCIV in January 2011 (the "RCIV Notes"). Each participant is eligible to receive a payment with respect to his or her Incentive Award at such time and from time to time that RCIV receives cash upon the transfer or exchange of RCIV Shares, including any third party sale. A payment would be an amount which bears the same ratio to the dollar amount of the Incentive Award as (i) the aggregate amount of cash received by RCIV at such time for the transfer or exchange of all or a portion of the RCIV Shares bears to (ii) $1.3 billion, representing the amount of the RCIV Notes on the date of issuance. Any payments made under the Phantom Value Plan will be recorded as compensation expense when RCIV receives cash upon the discharge or third-party sale of the RCIV Shares.
In the event that a payment is to be made with respect to an Incentive Award, a participant may elect to receive, in lieu of the cash payment, unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due on such Incentive Award, plus restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on continued employment, on the first anniversary of issuance. In addition, Incentive Awards are subject to acceleration and payment upon a change of control as specified in the Phantom Value Plan.
Stock issued under the 2012 Bonus Plan
A portion of the 2012 Bonus Plan was paid in shares of our common stock. The number of shares paid to participants was determined by dividing (1) the dollar amount of a participant's incentive payment that was payable in shares by (2) the closing price of the Company's stock on December 19, 2012. The total shares issued under the Realogy Holdings 2007 Stock Incentive Plan for the bonus plan was 0.3 million shares.
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
The due to former parent balance was $69 million and $80 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
In connection with these agreements, the Company recorded net revenues of $6 million, $6 million and $6 million, for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company recorded equity earnings of $60 million, $24 million and $28 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received cash dividends from PHH Home Loans of $41 million, $20 million and $25 million during the years ended December 31, 2012, 2011 and 2010, respectively.
The following presents the summarized financial information for PHH Home Loans:

	December 31,
	2012	2011
Balance sheet data:
Total assets	$818	$569
Total liabilities	689	478
Total members’ equity	129	91
	Year Ended December 31,
	2012	2011	2010
Statement of operations data:
Total revenues	$377	$248	$279
Total expenses	256	199	222
Net income	121	49	57

Apollo Affiliate Co-Manager Participation in 2012 Senior Secured Notes Offering and Initial Public Offering
On February 2, 2012, Realogy issued and sold $593 million aggregate principal amount of 7.625% senior secured first lien notes due 2020 and $325 million aggregate principal amount of 9.000% senior secured notes due 2020 in a private offering. Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as a co-manager in this offering. AGS is a registered limited purpose broker-dealer formed in April 2011 and a member of FINRA. In the offering, AGS received a customary initial purchaser’s discount of 1.5%, which represented AGS’s portion of the discounts and related commissions payable to the initial purchasers.
In October 2012, Realogy Holdings issued 46 million shares of common stock in our initial public offering. AGS acted as a co-manager in our initial public offering. The underwriters in the offering, including AGS, received a discount of 4.75% on the shares purchased by them in the offering.
Transactions with Related Parties
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the year ended December 31, 2012, 2011 and 2010, the Company has recognized revenue related to these transactions of approximately $2 million, $2 million and $1 million in the aggregate, respectively.

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

•
that residential real estate agents engaged by NRT – in certain states – are potentially employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits, indemnification and expense reimbursement available to employees;

•	concerning claims for alleged RESPA or state real estate law violations including but not limited to claims challenging the validity of sales associates indemnification and administrative fees;

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
Barasani v. Coldwell Banker Residential Brokerage Company On November 15, 2012, plaintiff Ali Barasani filed a putative class action complaint in Los Angeles Superior Court, California against Coldwell Banker Residential Brokerage Company alleging that the company had misclassified all of its sales associates as independent contractors when they were actually employees. The complaint further alleges that, because of the misclassification, the company has violated several sections of the Labor Code including Section 2802 for failing to reimburse plaintiff and the class for business related expenses and Section 226 for failing to keep proper records. The complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales agents. The court issued an order staying most of the proceedings until the next status conference in May 2013. Accordingly, the Company has yet to file an answer or other responsive pleading to the complaint.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at December 31, 2012.
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
Tax Matters
The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. The Company believes there is appropriate support for positions taken on its tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions and are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the outcomes of tax audits are inherently uncertain.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $70 million at December 31, 2012. In January 2013, the letter of credit with Cendant was reduced to $53 million. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

Apollo Management Fee Agreement and Termination
In connection with the Merger, Apollo Management entered into a management fee agreement with Realogy Group pursuant to which Apollo Management and its affiliates provided certain management consulting services to Realogy Group. The term of the agreement was through the end of 2016. Realogy Group has paid Apollo Management an annual management fee for this service of $15 million, plus out-of-pocket costs and expenses in connection therewith.
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
In connection with the Realogy Holdings initial public offering in October 2012, we entered into an agreement with Apollo Management to terminate the management fee agreement upon consummation of the offering. Pursuant to the termination agreement, as amended in December 2012, Realogy Group paid Apollo (i) a termination fee of $39 million in cash, $24 million of which was paid in December 2012 and the $15 million balance was paid in January 2013 and (ii) its previously accrued 2011 annual management fee of $15 million in December 2012. Under the termination agreement, Apollo waived its 2012 annual management fee. The Company has no further obligations with respect to the payment of any fees pursuant to the management fee agreement.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. In addition, the Dodd-Frank Act temporarily provides unlimited coverage for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These escrow and trust deposits totaled approximately $330 million and $272 million at December 31, 2012 and 2011, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2012 are as follows:

Year	Amount
2013	$130
2014	94
2015	66
2016	36
2017	24
Thereafter	114
$464
Capital lease obligations were $12 million, net of $1 million of imputed interest, at December 31, 2012 and $12 million, net of $1 million of imputed interest, at December 31, 2011.
The Company incurred rent expense as follows:

	For the Year Ended December 31,
	2012	2011	2010
Gross rent expense	$164	$173	$181
Less: Sublease rent income	—	—	(3)
Net rent expense	$164	$173	$178

Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2012 are approximately $85 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum licensing fee began in 2009 at $0.5 million and will increase to $4 million by 2014 and generally remains the same through 2058.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2012 are as follows:

Year	Amount
2012	$45
2013	21
2014	15
2015	13
2016	11
Thereafter	244
$349
Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing: (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the: (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in derivative contracts, and (v) underwriters in issuances of securities. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2011 extend into 2013 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $4 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
Insurance and Self-Insurance
At December 31, 2012 and 2011, the Consolidated Balance Sheets include approximately $38 million and $39 million, respectively, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit within the Relocation Services segment, and (iii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. The Company’s subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Group and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $18 million and $17 million at December 31, 2012 and 2011, respectively.
15.    EQUITY (DEFICIT)
Accumulated Other Comprehensive Loss
The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2010	$—	$(17)	$(15)	$(32)
Current period change	—	(3)	5	2
Balance at December 31, 2010	—	(20)	(10)	(30)
Current period change	—	(12)	10	(2)
Balance at December 31, 2011	—	(32)	—	(32)
Current period change	2	(1)	—	1
Balance at December 31, 2012	$2	$(33)	$—	$(31)
_______________

(1)
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the balance sheet dates and equity accounts are translated at historical spot rates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Operations.

(2)	As of December 31, 2012, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.

Realogy Group Statements of Equity (Deficit) for the year ended December 31, 2012, December 31, 2011 and December 31, 2010
Total equity (deficit) for Realogy Group equals that of Realogy Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy Group for each of the three years ended December 31, 2012.

	Realogy Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2010	—	$—	$2,020	$(2,962)	$(32)	$2	$(972)
Net loss	—	—	—	(99)	—	2	(97)
Other comprehensive income (loss)	—	—	—	—	2	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2010	—	$—	$2,026	$(3,061)	$(30)	$2	$(1,063)
Net loss	—	$—	$—	$(441)	$—	$2	$(439)
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	—	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)
Net loss	—	$—	$—	$(543)	$—	$3	$(540)
Other comprehensive income (loss)	—	—	—	—	1	—	1
Contributions from Parent	—	—	3,542	—	—	—	3,542
Stock-based compensation	—	—	17	—	—	—	17
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2012	—	$—	$5,592	$(4,045)	$(31)	$3	$1,519
16.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.
In October 2012, the Company issued 46 million shares of common stock in conjunction with the initial public offering of its common stock. In conjunction with the closing of the offering, holders of $2,110 million of Convertible Notes converted all of their Convertible Notes into approximately 81.0 million shares of common stock. Certain of these holders, upon conversion of their Convertible Notes, were issued approximately 9.7 million additional shares of common stock (representing 0.125 shares for each share received upon conversion) pursuant to letter agreements with the Company.
The Company was in a net loss position for each of the three years ended December 31, 2012, 2011 and 2010, and therefore the impact of stock options and restricted stock were excluded from the computation of dilutive earnings (loss) per share because they were anti-dilutive. The number of stock options excluded from the computation were 3.3 million, 0.7 million and 0.6 million shares for the three years ended December 31, 2012, 2011, and 2010, respectively. The number of restricted stock shares excluded from the computation was 0.3 million for the year ended December 31, 2012.

17.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK	MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
At December 31, 2012, the Company had total long-term debt of $4,366 million, excluding $261 million of securitization obligations. Of the $4,366 million of long-term debt, the Company has $1,932 million of variable interest rate debt primarily based on LIBOR. Although we have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2012. The remaining variable interest rate debt is subject to market rate risk as our interest payments will fluctuate as a result of market changes.
At December 31, 2012, the fair value of the Company’s long-term debt, excluding securitization obligations, approximated $4,613 million, which was determined based on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange.
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
As of December 31, 2012, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
The Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2012, NRT generated approximately 29% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2011, NRT generated approximately 28% of its revenues from California, 25% from the New York metropolitan area and 11% from Florida. For the year ended December 31, 2010, NRT generated approximately 27% of its revenues from California, 26% from the New York metropolitan area and 10% from Florida.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Canadian Dollar, Swiss Franc, Euro and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2012, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million. As of December 31, 2011, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $15 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $425 million to hedge the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in October 2016, and the second swap, with a notional value of $200 million, commences in January 2013 and expires in October 2016. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy.
At December 31, 2010, the interest rate swap derivatives were being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance and the unfavorable fair market value of the swaps was recorded within Accumulated Other Comprehensive Income/(Loss) (“AOCI”). Following the completion of the 2011 Refinancing Transactions, the Company was not able to maintain hedge effectiveness in accordance with the accounting guidance. As a result, the interest rate swaps were de-designated as cash flow hedging instruments and the fair value of $17 million was reclassified from AOCI and recognized in interest expense in the Consolidated Statements of Operations in the first quarter of 2011.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2012	December 31, 2011
Interest rate swap contracts	Other current liabilities	$—	$7
	Other non-current liabilities	29	10
		$29	$17
The effect of derivative instruments on earnings is as follows:

Derivatives in Cash Flow Hedge Relationships	Gain or (Loss) Recognized in Other Comprehensive Income		Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income
	Year Ended			Year Ended
	December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Interest rate swap contracts	$—	$—	Interest expense	$—	$(17)

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income for Derivative Instruments	Gain or (Loss) Recognized in Income on Derivative
		Year Ended
		December 31, 2012	December 31, 2011
Interest rate swap contracts	Interest expense	$(16)	$(7)
Foreign exchange contracts	Operating expense	(1)	$—
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
The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The fair value of interest rate swaps is determined based upon a discounted cash flow approach.

The following table summarizes fair value measurements by level at December 31, 2012 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other current and non-current liabilities)	$—	$29	$—	$29
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1
The following table summarizes fair value measurements by level at December 31, 2011 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other current and non-current liabilities)	$—	$—	$17	$17
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Fair value at January 1, 2011	$25
Changes reflected in other comprehensive loss	(8)
Fair value at December 31, 2011	17
Net change in derivative liability	12
Transfers out of Level III (a)	(29)
Fair value at December 31, 2012	$—
_______________

(a)
The fair value of interest rate swaps is determined based on a discounted cash flow approach. In 2011, the Company incorporated a performance risk adjustment associated with the Company's own credit risk, which resulted in categorizing the interest rate swaps as Level III fair value financial instruments. During the fourth quarter of 2012, primarily as a result of the IPO and related transactions, as well as the significant improvement in Realogy's financial condition and trading value of the Company's debt over par, the Company determined that the performance risk adjustment is no longer appropriate and transferred these financial instruments out of Level III and into Level II.

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Debt
Senior Secured Credit Facility:
Non-extended revolving credit facility	$—	$—	$78	$78
Extended revolving credit facility	110	110	97	97
Non-extended term loan facility	—	—	629	590
Extended term loan facility	1,822	1,831	1,822	1,630
First Lien Notes	593	673	—	—
7.875% First and a Half Lien Notes	700	763	700	606
9.00% First and a Half Lien Notes	325	366	—	—
Second Lien Loans	—	—	650	655
Other bank indebtedness	—	—	133	133
Existing Notes:
10.50% Senior Notes	—	—	64	56
11.00%/11.75% Senior Toggle Notes	—	—	52	43
12.375% Senior Subordinated Notes	188	192	187	144
Extended Maturity Notes:
11.50% Senior Notes	489	527	489	367
12.00% Senior Notes	129	140	129	95
13.375% Senior Subordinated Notes	10	11	10	7
11.00% Convertible Notes	—	—	2,110	1,189
Securitization obligations	261	261	327	327
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

18.	SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for relocation receivables and securitization obligations) and income taxes, each of which is presented in the Company’s Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a) (b)
	For the Year Ended December 31,
	2012	2011	2010
Real Estate Franchise Services	$604	$557	$560
Company Owned Real Estate Brokerage Services	3,469	2,970	3,016
Relocation Services	423	423	405
Title and Settlement Services	421	359	325
Corporate and Other (c)	(245)	(216)	(216)
Total Company	$4,672	$4,093	$4,090
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $245 million for the year ended December 31, 2012, $216 million for the year ended December 31, 2011 and $216 million for the year ended December 31, 2010. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $39 million for the year ended December 31, 2012, $37 million for the year ended December 31, 2011 and $37 million for the year ended December 31, 2010. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	For the Year Ended December 31,
	2012	2011	2010
Real Estate Franchise Services	$364	$320	$352
Company Owned Real Estate Brokerage Services	165	56	80
Relocation Services	103	115	109
Title and Settlement Services	38	29	25
Corporate and Other (b)	(473)	(77)	269
Total Company	$197	$443	$835
______________

(a)
Includes $361 million of IPO related costs (of which $256 million was non-cash and related to the issuance of additional shares and $105 million was a cash fee payment), $39 million expense for the Apollo management fee termination agreement, $24 million loss on the early extinguishment of debt and, $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items for the year ended December 31, 2012. Includes $36 million loss on early extinguishment of debt, $11 million of restructuring costs and $1 million of merger costs, partially offset by a net benefit of $15 million of former parent legacy items for the year ended December 31, 2011. Includes $21 million of restructuring costs and $1 million of merger costs offset by a benefit of $323 million of former parent legacy items primarily as a result of tax and other liability adjustments for the year ended December 31, 2010.

(b)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to Net loss attributable to Realogy:

	For the Year Ended December 31,
	2012	2011	2010
EBITDA	$197	$443	$835
Less:
Depreciation and amortization	173	186	197
Interest expense/(income), net	528	666	604
Income (loss) before income taxes	(504)	(409)	34
Income tax expense (benefit)	39	32	133
Net loss attributable to Realogy	$(543)	$(441)	$(99)
Depreciation and Amortization

	For the Year Ended December 31,
	2012	2011	2010
Real Estate Franchise Services	$75	$77	$78
Company Owned Real Estate Brokerage Services	35	41	44
Relocation Services	45	47	50
Title and Settlement Services	10	12	17
Corporate and Other	8	9	8
Total Company	$173	$186	$197
Segment Assets

	As of December 31,
	2012	2011
Real Estate Franchise Services	$4,667	$4,730
Company Owned Real Estate Brokerage Services	888	840
Relocation Services	1,262	1,369
Title and Settlement Services	313	290
Corporate and Other	315	121
Total Company	$7,445	$7,350
Capital Expenditures

	For the Year Ended December 31,
	2012	2011	2010
Real Estate Franchise Services	$6	$7	$6
Company Owned Real Estate Brokerage Services	21	22	22
Relocation Services	8	7	8
Title and Settlement Services	10	8	6
Corporate and Other	9	5	7
Total Company	$54	$49	$49

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2012
Net revenues	$4,546	$126	$4,672
Total assets	7,344	101	7,445
Net property and equipment	187	1	188
On or for the year ended December 31, 2011
Net revenues	$3,968	$125	$4,093
Total assets	7,246	104	7,350
Net property and equipment	164	1	165
On or for the year ended December 31, 2010
Net revenues	$3,990	$100	$4,090
Total assets	7,463	106	7,569
Net property and equipment	185	1	186

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for 2012 and 2011.

	2012
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$129	$170	$161	$144
Company Owned Real Estate Brokerage Services	617	994	948	910
Relocation Services	88	109	124	102
Title and Settlement Services	88	106	114	113
Other (a)	(47)	(70)	(66)	(62)
	$875	$1,309	$1,281	$1,207
Loss before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$42	$80	$88	$79
Company Owned Real Estate Brokerage Services	(37)	55	39	12
Relocation Services	(7)	19	35	14
Title and Settlement Services	(1)	12	9	9
Other	(192)	(197)	(207)	(415)
	$(195)	$(31)	$(36)	$(301)

Net loss attributable to Realogy Holdings	$(192)	$(25)	$(34)	$(292)
Loss per share attributable to Realogy Holdings (c):
Basic loss per share:	$(23.95)	$(3.12)	$(4.24)	$(2.32)
Diluted loss per share:	$(23.95)	$(3.12)	$(4.24)	$(2.32)
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	A loss on the early extinguishment of debt of $6 million in the first quarter and $18 million in the fourth quarter;

•	Former parent legacy cost (benefit) of $(3) million, $(1) million and $(4) million in the first, third and fourth quarters, respectively;

•	Restructuring charges of $3 million, $2 million, $2 million and $5 million in the first, second, third and fourth quarters, respectively;

•	IPO related costs for the Convertible Notes of $361 million in the fourth quarter; and

•	Apollo management fee termination agreement costs of $39 million in the fourth quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS (See Footnote No. 16 "Earnings (Loss) Per Share" for further information).

	2011
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$118	$160	$151	$128
Company Owned Real Estate Brokerage Services	587	884	841	658
Relocation Services	87	110	126	100
Title and Settlement Services	83	90	95	91
Other (a)	(44)	(65)	(58)	(49)
	$831	$1,179	$1,155	$928
Loss before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$42	$78	$74	$50
Company Owned Real Estate Brokerage Services	(47)	34	24	(23)
Relocation Services	(2)	21	39	11
Title and Settlement Services	(1)	9	6	4
Other	(228)	(166)	(171)	(187)
	$(236)	$(24)	$(28)	$(145)

Net loss attributable to Realogy Holdings	$(237)	$(22)	$(28)	$(154)
Loss per share attributable to Realogy Holdings (c):
Basic earnings (loss) per share:	$(29.56)	$(2.74)	$(3.49)	$(19.21)
Diluted earnings (loss) per share:	$(29.56)	$(2.74)	$(3.49)	$(19.21)
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:
•A loss on the early extinguishment of debt of $36 million in the first quarter;

•	Former parent legacy cost (benefit) of $(2) million, $(12) million, $(3) million and $2 million in the first, second, third and fourth quarters, respectively;

•	Restructuring charges of $2 million, $3 million, $3 million and $3 million in the first, second, third and fourth quarters, respectively; and

•	Merger costs of $1 million in the fourth quarter.

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
The following consolidating financial information presents the Consolidating Balance Sheets and Consolidating Statements of Operations and Cash Flows for: (i) Realogy Holdings Corp. (“Realogy Holdings”); (ii) its direct wholly owned subsidiary Realogy Intermediate Holdings Corp. (“Realogy Intermediate”); (iii) its indirect wholly owned subsidiary, Realogy Group LLC (“Realogy Group”); (iv) the guarantor subsidiaries of Realogy Group; (v) the non-guarantor subsidiaries of Realogy Group; (vi) elimination entries necessary to consolidate Realogy Holdings, Intermediate, Realogy Group and the guarantor and non-guarantor subsidiaries; and (vii) the Company on a consolidated basis. The guarantor subsidiaries of Realogy Group are comprised of 100% owned entities. Guarantor and non-guarantor subsidiaries are 100% owned by Realogy Group, either directly or indirectly. All guarantees are full and unconditional and joint and several, subject to release under certain customary circumstances, including but not limited to: (i) the sale, disposition or other transfer of the capital stock of a Guarantor made in compliance with the provisions of the applicable indenture; (ii) the designation of a Guarantor as "Unrestricted Subsidiary" (as that term is defined in the applicable indenture); (iii) subject to certain exceptions, the release or discharge of a Guarantor's guarantee of indebtedness under the Senior Secured Credit Facility; and (iv) Realogy's exercise of legal defeasance or covenant defeasance in accordance with the applicable indenture. Non-guarantor entities are comprised of securitization entities, foreign subsidiaries, unconsolidated entities, insurance underwriter subsidiaries and qualified foreign holding corporations. The Company revised the presentation of its consolidating balance sheet at December 31, 2011 to present intercompany and deferred income tax balances on a gross basis, as well as to reclassify a credit balance arising from the recognition of accumulated losses of subsidiaries in excess of investment as a liability balance.  In addition, the Company revised its tax provision allocation between guarantor and non guarantors subsidiaries in the 2011 and 2010 consolidating statement of operations and comprehensive loss to properly reflect the tax attributes of its non guarantor joint venture operations.  For the year ended December 31, 2011 and 2010, the effect of the tax provision revision increased income tax expense by $4 million and $13 million, respectively, for non-guarantor and decreased income tax expense by $4 million and $13 million, respectively, for guarantor. These revisions, which the Company determined are not material, had no impact on the consolidated financial statements or footnotes, except for the columns of the consolidating balance sheet as of December 31, 2011 and consolidating statement of operations for the years ended December 31, 2011 and 2010. The guarantor and non-guarantor financial information is prepared using the same basis of accounting as the consolidated financial statements except for the investments in consolidated subsidiaries which are accounted for using the equity method.
Consolidating Statement of Operations and Comprehensive Loss
Year Ended December 31, 2012
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$3,428	$—	$—	$3,428
Service revenue	—	—	—	541	280	—	821
Franchise fees	—	—	—	271	—	—	271
Other	—	—	—	148	4	—	152
Net revenues	—	—	—	4,388	284	—	4,672
Expenses
Commission and other agent-related costs	—	—	—	2,319	—	—	2,319
Operating	—	—	—	1,100	213	—	1,313
Marketing	—	—	—	188	2	—	190
General and administrative	—	—	95	216	16	—	327
Former parent legacy costs (benefit), net	—	—	(8)	—	—	—	(8)
Restructuring costs	—	—	—	12	—	—	12
Depreciation and amortization	—	—	8	164	1	—	173
Interest expense, net	—	—	527	1	—	—	528
Loss on the early extinguishment of debt	—	—	24	—	—	—	24
IPO related costs for Convertible Notes	—	—	361	—	—	—	361
Other (income)/expense, net	—	—	—	(4)	—	—	(4)
Intercompany transactions	—	—	5	(4)	(1)	—	—
Total expenses	—	—	1,012	3,992	231	—	5,235
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(1,012)	396	53	—	(563)
Income tax expense (benefit)	—	—	(217)	238	18	—	39
Equity in earnings of unconsolidated entities	—	—	—	—	(62)	—	(62)
Equity in (earnings) losses of subsidiaries	543	543	(252)	(94)	—	(740)	—
Net income (loss)	(543)	(543)	(543)	252	97	740	(540)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(3)	—	(3)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(543)	$(543)	$(543)	$252	$94	$740	$(543)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$(542)	$(542)	$(542)	$252	$97	$735	$(542)

Consolidating Statement of Operations and Comprehensive Loss
Year Ended December 31, 2011
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,926	$—	$—	$2,926
Service revenue	—	—	—	494	258	—	752
Franchise fees	—	—	—	256	—	—	256
Other	—	—	—	152	7	—	159
Net revenues	—	—	—	3,828	265	—	4,093
Expenses
Commission and other agent-related costs	—	—	—	1,932	—	—	1,932
Operating	—	—	1	1,072	197	—	1,270
Marketing	—	—	—	183	2	—	185
General and administrative	—	—	55	181	18	—	254
Former parent legacy costs (benefit), net	—	—	(15)	—	—	—	(15)
Restructuring costs	—	—	—	11	—	—	11
Merger Costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	9	176	1	—	186
Interest expense, net	—	—	655	11	—	—	666
Loss on the early extinguishment of debt	—	—	36	—	—	—	36
Intercompany transactions	—	—	5	(4)	(1)	—	—
Total expenses	—	—	747	3,562	217	—	4,526
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(747)	266	48	—	(433)
Income tax expense (benefit)	—	—	(111)	123	20	—	32
Equity in earnings of unconsolidated entities	—	—	—	—	(26)	—	(26)
Equity in (earnings) losses of subsidiaries	441	441	(195)	(52)	—	(635)	—
Net income (loss)	(441)	(441)	(441)	195	54	635	(439)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(441)	$(441)	$(441)	$195	$52	$635	$(441)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	(443)	(443)	(443)	195	51	640	(443)

Consolidating Statement of Operations and Comprehensive Loss
Year Ended December 31, 2010
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$2,965	$—	$—	$2,965
Service revenue	—	—	—	496	204	—	700
Franchise fees	—	—	—	263	—	—	263
Other	—	—	—	157	5	—	162
Net revenues	—	—	—	3,881	209	—	4,090
Expenses
Commission and other agent-related costs	—	—	—	1,932	—	—	1,932
Operating	—	—	—	1,086	155	—	1,241
Marketing	—	—	—	177	2	—	179
General and administrative	—	—	51	172	15	—	238
Former parent legacy costs (benefit), net	—	—	(323)	—	—	—	(323)
Restructuring costs	—	—	3	18	—	—	21
Merger Costs	—	—	1	—	—	—	1
Depreciation and amortization	—	—	8	187	2	—	197
Interest expense, net	—	—	597	7	—	—	604
Other (income)/expense, net	—	—	(1)	(5)	—	—	(6)
Intercompany transactions	—	—	5	(4)	(1)	—	—
Total expenses	—	—	341	3,570	173	—	4,084
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(341)	311	36	—	6
Income tax expense (benefit)	—	—	(252)	370	15	—	133
Equity in earnings of unconsolidated entities	—	—	—	—	(30)	—	(30)
Equity in (earnings) losses of subsidiaries	99	99	10	(49)	—	(159)	—
Net income (loss)	(99)	(99)	(99)	(10)	51	159	(97)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(99)	$(99)	$(99)	$(10)	$49	$159	$(99)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	(97)	(97)	(97)	(10)	49	155	(97)

Consolidating Balance Sheet
December 31, 2012
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$221	$74	$82	$(1)	$376
Trade receivables, net	—	—	—	77	45	—	122
Relocation receivables	—	—	—	23	301	—	324
Relocation properties held for sale	—	—	—	9	—	—	9
Deferred income taxes	—	—	8	46	—	—	54
Intercompany note receivable	—	—	—	15	20	(35)	—
Intercompany receivables	—	—	—	2,434	47	(2,481)	—
Other current assets	—	—	9	64	20	—	93
Total current assets	—	—	238	2,742	515	(2,517)	978
Property and equipment, net	—	—	41	144	3	—	188
Goodwill	—	—	—	3,304	—	—	3,304
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,629	—	—	1,629
Other intangibles, net	—	—	—	399	—	—	399
Deferred income taxes	—	—	624	—	1	(625)	—
Other non-current assets	—	—	51	87	77	—	215
Intercompany long-term receivables	—	—	—	732	—	(732)	—
Investment in subsidiaries	1,519	1,519	8,472	248	—	(11,758)	—
Total assets	$1,519	$1,519	$9,426	$10,017	$596	$(15,632)	$7,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$6	$131	$12	$(1)	$148
Securitization obligations	—	—	—	—	261	—	261
Due to former parent	—	—	69	—	—	—	69
Revolving credit facility and current portion of long-term debt	—	—	110	—	—	—	110
Accrued expenses and other current liabilities	—	—	137	255	35	—	427
Intercompany notes payable	—	—	—	20	15	(35)	—
Intercompany payables	—	—	2,481	—	—	(2,481)	—
Total current liabilities	—	—	2,803	406	323	(2,517)	1,015
Long-term debt	—	—	4,256	—	—	—	4,256
Deferred income taxes	—	—	—	1,069	—	(625)	444
Other non-current liabilities	—	—	116	70	25	—	211
Intercompany long-term liabilities	—	—	732	—	—	(732)	—
Total liabilities	—	—	7,907	1,545	348	(3,874)	5,926
Total equity	1,519	1,519	1,519	8,472	248	(11,758)	1,519
Total liabilities and equity	$1,519	$1,519	$9,426	$10,017	$596	$(15,632)	$7,445

Consolidating Balance Sheet
December 31, 2011
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$80	$67	$(6)	$143
Trade receivables, net	—	—	—	75	45	—	120
Relocation receivables	—	—	—	14	364	—	378
Relocation properties held for sale	—	—	—	11	—	—	11
Deferred income taxes	—	—	14	53	—	(1)	66
Intercompany note receivable	—	—	—	6	19	(25)	—
Intercompany receivables	—	—	—	2,216	6	(2,222)	—
Other current assets	—	—	8	64	16	—	88
Total current assets	—	—	24	2,519	517	(2,254)	806
Property and equipment, net	—	—	17	145	3	—	165
Goodwill	—	—	—	3,299	—	—	3,299
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,697	—	—	1,697
Other intangibles, net	—	—	—	439	—	—	439
Deferred income taxes	—	—	604	—	—	(604)	—
Other non-current assets	—	—	68	85	59	—	212
Intercompany long-term receivables	—	—	—	727	—	(727)	—
Investment in subsidiaries	—	—	8,216	168	—	(8,384)	—
Total assets	$—	$—	$8,929	$9,811	$579	$(11,969)	$7,350
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$22	$158	$10	$(6)	$184
Securitization obligations	—	—	—	—	327	—	327
Deferred income taxes	—	—	—	—	1	(1)	—
Due to former parent	—	—	80	—	—	—	80
Revolving credit facility and current portion of long-term debt	—	—	267	50	8	—	325
Accrued expenses and other current liabilities	—	—	202	282	36	—	520
Intercompany notes payable	—	—	—	19	6	(25)	—
Intercompany payables	—	—	2,222	—	—	(2,222)	—
Total current liabilities	—	—	2,793	509	388	(2,254)	1,436
Long-term debt	—	—	6,825	—	—	—	6,825
Deferred income taxes	—	—	—	1,025	—	(604)	421
Other non-current liabilities	—	—	83	61	23	—	167
Intercompany long-term liabilities	—	—	727	—	—	(727)	—
Accumulated losses of subsidiaries in excess of investment	1,499	1,499	—	—	—	(2,998)	—
Total liabilities	1,499	1,499	10,428	1,595	411	(6,583)	8,849
Total equity (deficit)	(1,499)	(1,499)	(1,499)	8,216	168	(5,386)	(1,499)
Total liabilities and equity	$—	$—	$8,929	$9,811	$579	$(11,969)	$7,350

Consolidating Statement of Cash Flows
Year Ended December 31, 2012
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(783)	$538	$151	$(9)	$(103)
Investing Activities
Property and equipment additions	—	—	(8)	(45)	(1)	—	(54)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(3)	—	—	(3)
Proceeds from (purchase of) certificates of deposit, net	—	—	—	(7)	—	—	(7)
Change in restricted cash	—	—	—	—	(2)	—	(2)
Intercompany capital contribution	(1,176)	(1,176)	—	—	—	2,352	—
Intercompany note receivable	—	—	—	(9)	—	9	—
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(1,176)	(1,176)	(8)	(64)	(3)	2,361	(66)
Financing Activities
Net change in revolving credit facilities	—	—	(140)	(50)	(8)	—	(198)
Repayments of term loan credit facility and unsecured notes	—	—	(745)	—	—	—	(745)
Proceeds from issuance of First Lien Notes	—	—	593	—	—	—	593
Proceeds from issuance of First and a Half Lien Notes	—	—	325	—	—	—	325
Repayments of Second Lien Loans	—	—	(650)	—	—	—	(650)
Net change in securitization obligations	—	—	—	—	(67)	—	(67)
Debt issuance costs	—	—	(16)	—	(1)	—	(17)
Proceeds from the issuance of common stock	1,176	—	—	—	—	—	1,176
Intercompany capital contribution	—	1,176	1,176	—	—	(2,352)	—
Intercompany dividend	—	—	—	—	(14)	14	—
Intercompany note payable	—	—	—	—	9	(9)	—
Intercompany transactions	—	—	470	(419)	(51)	—	—
Other, net	—	—	(3)	(11)	(2)	—	(16)
Net cash provided by (used in) financing activities	1,176	1,176	1,010	(480)	(134)	(2,347)	401
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	219	(6)	15	5	233
Cash and cash equivalents, beginning of period	—	—	2	80	67	(6)	143
Cash and cash equivalents, end of period	$—	$—	$221	$74	$82	$(1)	$376

Consolidating Statement of Cash Flows
Year Ended December 31, 2011
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(666)	$414	$74	$(14)	$(192)
Investing Activities
Property and equipment additions	—	—	(5)	(43)	(1)	—	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(6)	—	—	(6)
Proceeds from (purchase of) certificates of deposit, net	—	—	—	(3)	8	—	5
Change in restricted cash	—	—	1	—	5	—	6
Intercompany note receivable	—	—	—	7	—	(7)	—
Other, net	—	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	—	—	(4)	(50)	12	(7)	(49)
Financing Activities
Net change in revolving credit facilities	—	—	150	(5)	—	—	145
Proceeds from term loan extension	—	—	98	—	—	—	98
Repayments of term loan credit facility	—	—	(706)	—	—	—	(706)
Proceeds from the issuance of First and a Half Lien Notes	—	—	700	—	—	—	700
Proceeds from new securitization obligations	—	—	—	—	295	—	295
Repayment of prior securitization obligations	—	—	—	—	(299)	—	(299)
Debt issuance costs	—	—	(34)	—	(1)	—	(35)
Intercompany dividend	—	—	—	—	(10)	10	—
Intercompany note payable	—	—	—	—	(7)	7	—
Intercompany transactions	—	—	392	(343)	(49)	—	—
Other, net	—	—	3	(10)	1	—	(6)
Net cash provided by (used in) financing activities	—	—	603	(358)	(70)	17	192
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	(67)	6	16	(4)	(49)
Cash and cash equivalents, beginning of period	—	—	69	74	51	(2)	192
Cash and cash equivalents, end of period	$—	$—	$2	$80	$67	$(6)	$143

Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(In millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(638)	$504	$24	$(8)	$(118)
Investing Activities
Property and equipment additions	—	—	(7)	(41)	(1)	—	(49)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(17)	—	—	(17)
Proceeds from sale of assets	—	—	—	5	—	—	5
Purchase of certificates of deposit	—	—	—	—	(9)	—	(9)
Intercompany note receivable	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	(7)	(53)	(10)	—	(70)
Financing Activities
Net change in revolving credit facilities	—	—	100	35	7	—	142
Repayments of term loan credit facility	—	—	(32)	—	—	—	(32)
Net change in securitization obligations	—	—	—	—	27	—	27
Intercompany dividend	—	—	—	—	(11)	11	—
Intercompany transactions	—	—	454	(428)	(26)	—	—
Other, net	—	—	(2)	(8)	(3)	—	(13)
Net cash provided by (used in) financing activities	—	—	520	(401)	(6)	11	124
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	(125)	50	9	3	(63)
Cash and cash equivalents, beginning of period	—	—	194	24	42	(5)	255
Cash and cash equivalents, end of period	$—	$—	$69	$74	$51	$(2)	$192

EXHIBIT INDEX

Exhibit	Description

2.1
Separation and Distribution Agreement by and among Cendant Corporation, Realogy Group LLC (f/k/a Realogy Corporation), Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed July 31, 2006).

2.2
Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed August 23, 2006).

2.3
Agreement and Plan of Merger, dated as of December 15, 2006, by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Domus Acquisition Corp. and Realogy Group LLC (f/k/a Realogy Corporation (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed December 18, 2006).

3.1
Amended and Restated Certificate of Incorporation of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2012).

3.2	Amended and Restated Bylaws of Realogy Holdings Corp. (Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2012).

3.3	Certificate of Conversion of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Registrants' Current Report on Form 8-K filed on October 16, 2012).

3.4	Certificate of Formation of Realogy Group LLC (Incorporated by reference to Exhibit 3.2 to Registrants' Current Report on Form 8-K filed on October 16, 2012).

3.5	Limited Liability Company Agreement of Realogy Group LLC (Incorporated by reference to Exhibit 3.3 to Registrants' Current Report on Form 8-K filed on October 16, 2012).

4.1
Indenture dated as of April 10, 2007, by and among Realogy Group LLC (f/k/a Realogy Corporation), the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee governing the 12.375% Senior Subordinated Notes due 2015 (the “12.375% Senior Subordinated Note Indenture”) (Incorporated by reference to Exhibit 4.9 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form S-4 (File No. 333-148153)).

4.2
Supplemental Indenture No. 1 dated as of June 29, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.10 to Realogy Group LLC's (f/k/a Realogy Corporation's)Registration Statement on Form S-4 (File No. 333-148153)).

4.3
Supplemental Indenture No. 2 dated as of July 23, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.11 to Realogy Group LLC's (f/k/a Realogy Corporation's)Registration Statement on Form S-4 (File No. 333-148153)).

4.4
Supplemental Indenture No. 3 dated as of December 18, 2007 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.12 to Realogy Group LLC's (f/k/a Realogy Corporation's)Registration Statement on Form S-4 (File No. 333-148153)).

4.5
Supplemental Indenture No. 4 dated as of March 31, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Group LLC's (f/k/a Realogy Corporation's)Form 10-Q for the three months ended March 31, 2008).

4.6
Supplemental Indenture No. 5 dated as of May 12, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Group LLC's (f/k/a Realogy Corporation's)Form 10-Q for the three months ended June 30, 2008).

Exhibit	Description

4.7
Supplemental Indenture No. 6 dated as of June 4, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Group LLC's (f/k/a Realogy Corporation's)Form 10-Q for the three months ended June 30, 2008).

4.8
Supplemental Indenture No. 7 dated as of August 21, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Group LLC's (f/k/a Realogy Corporation)Form 10-Q for the three months ended September 30, 2008).

4.9
Supplemental Indenture No. 8 dated as of September 15, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2008).

4.10
Supplemental Indenture No. 9 dated as of November 10, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.32 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2008).

4.11
Supplemental Indenture No. 10 dated as of December 17, 2008 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.33 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2008).

4.12
Supplemental Indenture No. 11 dated as of February 27, 2009 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2009).

4.13
Supplemental Indenture No. 12 dated as of September 14, 2009 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2009).

4.14
Supplemental Indenture No. 13 dated as of December 14, 2009 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.42 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009).

4.15
Supplemental Indenture No. 14 dated as of February 25, 2010 to the 12.375% Senior Subordinated Note Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2010).

4.16
Supplemental Indenture No. 15 dated as of October 15, 2010 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Current Report on Form 8-K filed on December 15, 2010)

4.17
Supplemental Indenture No. 16 dated as of November 30, 2010 to the 12.375% Senior Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Current Report on Form 8-K filed on December 15, 2010).

4.18
Supplemental Indenture No. 17 dated as of November 30, 2011 to the 12.375% Senior Subordinated Notes Indenture(Incorporated by reference to Exhibit 4.54 to Registrants' Form 10-K for the year ended December 31, 2011).

4.19
Supplemental Indenture No. 18 dated as of October 11, 2012 to the 12.375% Subordinated Notes Indenture(Incorporated by reference to Exhibit 4.8 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.20
Form of 12.375% Senior Subordinated Notes due 2015 (included in the Indenture incorporated by reference to Exhibit 4.9 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Registration Statement on Form S-4 (File No. 333-148153)).

Exhibit	Description

4.21
Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Group LLC (f/k/a Realogy Corporation), Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.16 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

4.22
Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Group LLC (f/k/a Realogy Corporation), Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.17 to Realogy Group LLC (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

4.23
Agreement of Resignation, Appointment and Acceptance, dated as of January 8, 2008, by and among Realogy Group LLC (f/k/a Realogy Corporation), Wells Fargo Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4.18 to Realogy Group LLC (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

4.24
Indenture dated as of January 5, 2011 by and among Realogy Group LLC (f/k/a Realogy Corporation), Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 11.50% Senior Notes due 2017 (the “11.50% Senior Note Indenture”) (Incorporated by reference to Exhibit 4.60 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

4.25
Supplemental Indenture No. 1 dated as of November 30, 2011 to the 11.50% Senior Note Indenture (Incorporated by reference to Exhibit 4.62 to Registrants' Form 10-K for the year ended December 31, 2011).

4.26
Supplemental Indenture No. 2 dated as of October 11, 2012 to the 11.50% Senior Note Indenture ((Incorporated by reference to Exhibit 4.9 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.27
Indenture dated as of January 5, 2011 by and among Realogy Group LLC (f/k/a Realogy Corporation), Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 12.00% Senior Notes due 2017 (the “12.00% Senior Note Indenture”) (Incorporated by reference to Exhibit 4.61 to Realogy Group LLC (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

4.28
Supplemental Indenture No. 1 dated as of November 30, 2011 to the 12.00% Senior Note Indenture (Incorporated by reference to Exhibit 4.64 to Registrants' Form 10-K for the year ended December 31, 2011).

4.29
Supplemental Indenture No. 2 dated as of October 11, 2012 to the 12.00% Senior Note Indenture ((Incorporated by reference to Exhibit 4.10 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.30
Indenture dated as of January 5, 2011 by and among Realogy Group LLC (f/k/a Realogy Corporation), Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 13.375% Senior Subordinated Notes due 2018 (the “13.375% Senior Subordinated Note Indenture”) (Incorporated by reference to Exhibit 4.62 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

4.31
Supplemental Indenture No. 1 dated as of November 30, 2011 to the 13.375% Senior Subordinated Note Indenture(Incorporated by reference to Exhibit 4.66 to Registrants' Form 10-K for the year ended December 31, 2011).

4.32
Supplemental Indenture No. 2 dated as of October 11, 2012 to the 13.375% Senior Note Indenture ((Incorporated by reference to Exhibit 4.11 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.33
Form of 11.50% Senior Notes due 2017 (Included in the 11.50% Senior Note Indenture filed as Exhibit 4.60 to Realogy Group LLC (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

4.34
Form of 12.00% Senior Notes due 2017 (Included in the 12.00% Senior Note Indenture filed as Exhibit 4.61 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

Exhibit        Description

4.35
Form of 13.375% Senior Subordinated Notes due 2018 (Included in the 13.375% Senior Subordinated Note Indenture filed as Exhibit 4.62 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

4.36
Indenture dated as of February 3, 2011, by and among Realogy Group LLC (f/k/a Realogy Corporation), Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.875% Senior Secured Notes due 2019 (the “7.875% Senior Secured Note Indenture”) (Incorporated by reference to Exhibit 4.74 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

4.37
Supplemental Indenture No. 1 dated as of November 30, 2011 to the 7.875% Senior Secured Note Indenture(Incorporated by reference to Exhibit 4.77 to Registrants' Form 10-K for the year ended December 31, 2011).

4.38
Supplemental Indenture No. 2 dated as of October 11, 2012 to the 7.875% Senior Secured Note Indenture ((Incorporated by reference to Exhibit 4.5 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.39	Form of 7.875% Senior Secured Notes due 2019 (Included in the 7.875% Senior Secured Note Indenture filed as Exhibit 4.74 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.40
Indenture dated as of February 2, 2012, by and among Realogy Corporation, Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.625% Senior Secured First Lien Notes due 2020 (the “First Lien Note Indenture”)(Incorporated by reference to Exhibit 4.79 to Registrants' Form 10-K for the year ended December 31, 2011).

4.41
Supplemental Indenture No. 1 dated as of October 11, 2012 to the 7.625% Senior Secured Note Indenture ((Incorporated by reference to Exhibit 4.3 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.42	Form of 7.625% Senior Secured First Lien Notes due 2020 (Included in the First Lien Note Indenture filed as Exhibit 4.80 to Registrants' Form 10-K for the year ended December 31, 2011).

4.43
Indenture dated as of February 2, 2012, by and among Realogy Corporation, Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 9.000% Senior Secured Notes due 2020 (the “9.000% Senior Secured Note Indenture”) (Incorporated by reference to Exhibit 4.81 to Registrants' Form 10-K for the year ended December 31, 2011).

4.44
Supplemental Indenture No. 1 dated as of October 11, 2012 to the 7.625% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.4 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.45	Form of 9.000% Senior Secured First Lien Notes due 2020 (Included in the 9.000% Senior Secured Note Indenture filed as Exhibit 4.81 to Registrants' Form 10-K for the year ended December 31, 2011).

10.1
Tax Sharing Agreement by and among Realogy Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.2
Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement filed as Exhibit 10.1 (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2008).

10.3
Credit Agreement dated as of April 10, 2007, by and among Realogy Group LLC (f/k/a Realogy Corporation), Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), the Lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse, Bear Stearns Corporate Lending Inc., Citicorp North America, Inc. and Barclays Bank plc. (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009).

Exhibit	Description

10.4
First Amendment, dated as of January 26, 2011 to the Credit Agreement, dated as of April 10, 2007, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Current Report on Form 8-K filed on January 27, 2011).

10.5
Incremental Assumption Agreement, dated as of February 3, 2011, by and among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), the First Lien Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.6
Guarantee and Collateral Agreement dated as of April 10, 2007, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), each Subsidiary Loan Party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009).

10.7
First Amendment, dated as of September 28, 2009, to the Guarantee and Collateral Agreement, dated as of April 10, 2007, by and among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), the subsidiaries of Realogy Group LLC (f/k/a Realogy Corporation) signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.4 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2009).

10.8
Collateral Agreement, dated as of February 3, 2011, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.9 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.9
Collateral Agreement, dated as of February 2, 2012, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Corporation, each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured First Lien Note Secured Parties (Incorporated by reference as Exhibit 10.11 to Registrants' Form 10-K for the year ended December 31, 2011) .

10.10
Collateral Agreement, dated as of February 2, 2012, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (formerly Realogy Corporation), each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 9.000% Senior Secured Note Secured Parties (Incorporated by reference as Exhibit 10.12 to Registrants' Form 10-K for the year ended December 31, 2011).

10.11
Intercreditor Agreement, dated as of February 2, 2012, among Realogy Group LLC (f/k/a Realogy Corporation), the other Grantors (as defined therein) from time to time party hereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein) and as Authorized Representative for the Credit Agreement Secured Parties, The Bank of New York, Mellon Trust Company, N.A., as the collateral agent and Authorized Representative for the Initial Additional First Lien Priority Note Secured Parties (as defined therein)(Incorporated by reference as Exhibit 10.13 to Registrants' Form 10-K for the year ended December 31, 2011).

10.12
Amended and Restated Intercreditor Agreement, dated as of February 2, 2012, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Lien Senior Priority Secured Parties under the Credit Agreement (as each term is defined below), The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured Notes Secured Parties, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured First Lien Note Secured Parties, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 9.000% Senior Secured Note Secured Parties, Realogy Group LLC (f/k/a Realogy Corporation) and each of the other Loan Parties party thereto (Incorporated by reference as Exhibit 10.14 to Registrants' Form 10-K for the year ended December 31, 2011).

Exhibit	Description

10.13**
Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Richard A. Smith (Incorporated by reference to Exhibit 10.19 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.14**
Amendment to Employment Agreement dated September 10, 2012, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed September 14, 2012).

10.15**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Anthony E. Hull (Incorporated by reference to Exhibit 10.20 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.16**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Anthony E. Hull (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.17**
    Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.21 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.18**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.19**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Bruce G. Zipf (Incorporated by reference to Exhibit 10.22 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.20**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Bruce G. Zipf (Incorporated by reference to Exhibit 10.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.21**	Realogy Holdings Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.22**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time and performance vesting options (Incorporated by reference to Exhibit 10.14 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Registration Statement on Form S-4 (File No. 333-148153)).

10.23**
Form of Restricted Stock Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.24**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time-vesting options (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.25
Amended and Restated Investor Securityholders Agreement dated as of January 5, 2011 , by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation) , Paulson and Co. inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein) (Incorporated by reference to Exhibit 10.28 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).

10.26
Amended and Restated Securityholders Agreement, dated as of October 10, 2012, by and among Realogy Holdings Corp., Domus Investment Holdings, LLC, RCIV Holdings, L.P. (Cayman) RCIV Holdings (Luxembourg) S.à r.l., Apollo Investment Fund VI, L.P. and Domus Co-Investment Holdings LLC (Incorporated by reference to Exhibit 10.5 to Registrants' Form 10-Q for the three months ended September 30, 2012).

Exhibit	Description

10.27**
Realogy Group LLC (f/k/a Realogy Corporation) Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.28**
First Amendment to Realogy Group LLC (f/k/a Realogy Corporation) Officer Deferred Compensation Plan dated February 29, 2008 (Incorporated by reference to Exhibit 10.53 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2007).

10.29+
Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.26 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2009).

10.30
Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.31
Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.32++
Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC. (Incorporated by reference to Exhibit 10.29 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2009).

10.33
Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.34
Consent and Amendment dated as of March 14, 2007, between Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, Sotheby’s International Realty Affiliates, Inc., ERA Franchise Systems, Inc. Century 21 Real Estate LLC and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation's) Current Report on Form 8-K filed March 20, 2007).

10.35
Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.36
Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.37
Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description

10.38
Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.39
Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Group LLC's (f/k/a Realogy Corporation's) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.40
Amendment No. 3 to Trademark License Agreement dated January 14, 2011, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.) and Sotheby’s, as successor by merger to Sotheby’s Holdings, Inc., on the one hand, and Realogy Group LLC (f/k/a Realogy Corporation) , as successor to Cendant Corporation, and Sotheby’s International Realty Licensee (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.49 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).

10.41
Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).

10.42
Guaranty dated November 23, 2011, by Realogy Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).

10.43
Seventh Omnibus Amendment, dated as of December 14, 2011, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC (f/k/a Realogy Corporation) , U.S. Bank National Association, the managing agents party to the Note Purchase Agreement of even date and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.59 to Registrants' Form 10-K for the year ended December 31, 2011).

10.44
Note Purchase Agreement (Secured Variable Funding Notes, Series 2011-1) dated as of December 14, 2011, among Apple Ridge Funding LLC, Cartus Corporation, the commercial paper conduit purchasers party thereto, the financial institutions party thereto, the managing agents party thereto, and committed purchases and managing agents party thereto and Crédit Agricole Corporate and Investment Bank, as administrative and lead arranger (Incorporated by reference to Exhibit 10.60 to Registrants' Form 10-K for the year ended December 31, 2011).

10.45
Series 2011-1 Indenture Supplement, dated as of December 16, 2011, between Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar(Incorporated by reference to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2011).

10.46**
Employment Agreement, dated as of April 10, 2007 between Realogy Group LLC (f/k/a Realogy Corporation) and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.50 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.47**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.4 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.48**
Form of Option Agreement for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.51 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.49**
Restricted Stock Award for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.52 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

Exhibit	Description

10.50**
Amended and Restated 2009 Realogy Multi-Year Executive Retention Plan (Terminated in November 2010) (Incorporated by reference to Exhibit 10.58 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009).

10.51**	Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.4 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.52**	Amendment No. 1 to Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.69 to Registrants' Form 10-K for the year ended December 31, 2011).

10.53**
Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan (Incorporated by reference to Exhibit 10.70 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.54**	Amendment No. 1 to Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan(Incorporated by reference to Exhibit 10.71 to Registrants' Form 10-K for the year ended December 31, 2011).

10.55
Agreement dated July 15, 2010, between Realogy Group LLC (f/k/a Realogy Corporation) and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Current Report on Form 8-K filed on July 20, 2010).

10.56* **	Amended and Restated Realogy 2012 Executive Incentive Plan.

10.57**	Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Realogy Holdings Corp.'s Registration Statement on Form S-8 filed on October 12, 2012).

10.58**	Form of Stock Option Agreement under 2012 Long-Term Incentive Plan(Incorporated by reference to Exhibit 10.78 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.59**	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan(Incorporated by reference to Exhibit 10.83 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.60**	Realogy Holdings Corp. 2012 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.61	Form of Significant Holders Letter Agreement (Incorporated by reference to Exhibit 10.80 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.62	Form of Other Holders Letter Agreement (Incorporated by reference to Exhibit 10.81 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.63	Form of Apollo Letter Agreement (Incorporated by reference to Exhibit 10.82 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.64	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.65* ** 2013 Short-Term Realogy Executive Incentive Plan Design.

10.66**
Realogy Group LLC (f/k/a Realogy Corporation) Officer Deferred Compensation Plan, Amended and Restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.20 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2008).

10.67**
First Amendment to Amended and Restated Realogy Group LLC (f/k/a Realogy Corporation) Officer Deferred Compensation Plan dated December 23, 2008 (Incorporated by reference to Exhibit 10.21 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2008).

Exhibit	Description

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Realogy Holdings Corp. and Realogy Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of ParenteBeard LLC, independent auditors of PHH Home Loans, L.L.C.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this Form 10-K).

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of PHH Home Loans, L.L.C.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

**	Compensatory plan or arrangement.

^	Furnished electronically with this report.

+
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.9 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.26 to Realogy Group LLC'\'s (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

++
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.10 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.29 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2012	$63	$(3)	$—	$(10)	$50
Year ended December 31, 2011	65	10	—	(12)	63
Year ended December 31, 2010	63	13	4	(15)	65
Reserve for development advance notes, short term (b)
Year ended December 31, 2012	$1	$—	$—	$—	$1
Year ended December 31, 2011	2	—	—	(1)	1
Year ended December 31, 2010	3	—	—	(1)	2
Reserve for development advance notes, long term
Year ended December 31, 2012	$5	$(1)	$—	$(1)	$3
Year ended December 31, 2011	9	(3)	—	(1)	5
Year ended December 31, 2010	17	(5)	—	(3)	9
Deferred tax asset valuation allowance
Year ended December 31, 2012	$338	$19	$—	$—	$357
Year ended December 31, 2011	118	220	—	—	338
Year ended December 31, 2010	124	—	—	(6)	118
_______________

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.

(b)	Short-term development advance notes and related reserves are included in Trade Receivables in the Consolidated Balance Sheets.