Form 10-Q
period 2013-03-31
REALOGY GROUP LLC; REALOGY HOLDINGS CORP.
filed 2013-05-01
CIK 1355001, 1398987

~~_________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
175 Park Avenue
Madison, NJ 07940
(Address of principal executive offices) (Zip Code)
(973) 407-2000
(Registrants' telephone number, including area code)
___________________________
1 Campus Drive
Parsippany, NJ 07054
(Former name, former address and former fiscal year, if changed since last report)
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 145,738,746 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of April 29, 2013.
~~______________________________________________________________________________________________________________________________________________________________________~~

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company,” "Realogy," "Realogy Holdings" and the “Company” refer to Realogy Holdings Corp., a Delaware corporation, and its consolidated subsidiaries, including Realogy Intermediate Holdings LLC, a Delaware limited liability company (“Realogy Intermediate”), and Realogy Group LLC, a Delaware limited liability company (“Realogy Group”). Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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

◦
increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations that may be promulgated thereunder relating to mortgage financing as well as other factors that tighten underwriting standards;

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including potential reforms of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation (“Freddie Mac") and the Federal Housing Administration, and potential tax code reform, which could reduce the amount that taxpayers would be allowed to deduct for home mortgage interest;

◦	negative trends and/or a negative perception of the market trends in value for residential real estate;

◦	renewed high levels of foreclosure activity including but not limited to the release of homes already held for sale by financial institutions;

◦	insufficient or excessive regional home inventory levels;

◦	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes; and

◦	lower homeownership rates or failure of homeownership rates to return to more typical levels;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements or maintain franchisee satisfaction with our brands;

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

•	competition in our existing and future lines of business;

•	our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations;

•	seasonal fluctuations in the residential real estate brokerage business which could adversely affect our business, financial condition and liquidity;

•	the loss of any of our senior management or key managers or employees or other significant labor or employment issues;

•	the failure or significant disruption from various causes of our critical information technologies;

•	adverse effects of natural disasters or environmental catastrophes;

•	risks related to our international operations;

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

•	changes in corporate relocation practices resulting in fewer employee relocations;

•	an increase in the claims rate of our title underwriter;

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
Other factors not identified above, including those described under the headings “Forward-Looking Statements,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of March 31, 2013, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2013 and March 31, 2012 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and March 31, 2012. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of March 31, 2013, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2013 and March 31, 2012 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and March 31, 2012. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 1, 2013

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Gross commission income	$676	$606
Service revenue	183	172
Franchise fees	57	54
Other	41	43
Net revenues	957	875
Expenses
Commission and other agent-related costs	454	402
Operating	327	318
Marketing	50	51
General and administrative	67	77
Former parent legacy costs (benefit), net	1	(3)
Restructuring costs	—	3
Depreciation and amortization	42	45
Interest expense, net	89	170
Loss on the early extinguishment of debt	3	6
Other (income)/expense, net	—	1
Total expenses	1,033	1,070
Loss before income taxes, equity in earnings and noncontrolling interests	(76)	(195)
Income tax expense	7	7
Equity in earnings of unconsolidated entities	(9)	(10)
Net loss	(74)	(192)
Less: Net income attributable to noncontrolling interests	(1)	—
Net loss attributable to Realogy Holdings and Realogy Group	$(75)	$(192)

Earnings (loss) per share attributable to Realogy Holdings:
Basic loss per share:	$(0.52)	$(23.95)
Diluted loss per share:	$(0.52)	$(23.95)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	145.1	8.0
Diluted:	145.1	8.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(74)	$(192)
Currency translation adjustment	(3)	2
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	1
Other comprehensive (loss) income, before tax	(3)	3
Income tax expense related to other comprehensive (loss) income amounts	—	1
Other comprehensive (loss) income, net of tax	(3)	2
Comprehensive loss	(77)	(190)
Less: comprehensive income attributable to noncontrolling interests	(1)	—
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(78)	$(190)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$366	$376
Trade receivables (net of allowance for doubtful accounts of $50 and $51)	118	122
Relocation receivables	321	324
Relocation properties held for sale	5	9
Deferred income taxes	53	54
Other current assets	99	93
Total current assets	962	978
Property and equipment, net	190	188
Goodwill	3,306	3,304
Trademarks	732	732
Franchise agreements, net	1,613	1,629
Other intangibles, net	390	399
Other non-current assets	222	215
Total assets	$7,415	$7,445

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147	$148
Securitization obligations	239	261
Due to former parent	70	69
Revolving credit facilities and current portion of long-term debt	154	110
Accrued expenses and other current liabilities	381	427
Total current liabilities	991	1,015
Long-term debt	4,317	4,256
Deferred income taxes	448	444
Other non-current liabilities	216	211
Total liabilities	5,972	5,926
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 145,370,433 shares outstanding at March 31, 2013 and 145,369,453 shares outstanding at December 31, 2012.	1	1
Additional paid-in capital	5,594	5,591
Accumulated deficit	(4,120)	(4,045)
Accumulated other comprehensive loss	(34)	(31)
Total stockholders' equity	1,441	1,516
Noncontrolling interests	2	3
Total equity	1,443	1,519
Total liabilities and equity	$7,415	$7,445

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss	$(74)	$(192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	45
Deferred income taxes	5	6
Amortization of deferred financing costs and discount on unsecured notes	3	4
Loss on the early extinguishment of debt	3	6
Equity in earnings of unconsolidated entities	(9)	(10)
Other adjustments to net loss	5	3
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	3	(2)
Relocation receivables and advances	1	(6)
Relocation properties held for sale	4	5
Other assets	(3)	(4)
Accounts payable, accrued expenses and other liabilities	(39)	103
Due (to) from former parent	1	(4)
Dividends received from unconsolidated entities	15	14
Net cash used in operating activities	(43)	(32)
Investing Activities
Property and equipment additions	(12)	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	(2)	(4)
Purchases of certificates of deposit, net	—	(3)
Change in restricted cash	(2)	(4)
Net cash used in investing activities	(16)	(20)
Financing Activities
Net change in revolving credit facilities	25	(208)
Proceeds from term loan extension	79	—
Repayments of term loan credit facility	—	(629)
Proceeds from issuance of First Lien Notes	—	593
Proceeds from issuance of First and a Half Lien Notes	—	325
Net change in securitization obligations	(21)	(27)
Debt issuance costs	(22)	(2)
Other, net	(11)	4
Net cash provided by financing activities	50	56
Effect of changes in exchange rates on cash and cash equivalents	(1)	1
Net (decrease)/increase in cash and cash equivalents	(10)	5
Cash and cash equivalents, beginning of period	376	143
Cash and cash equivalents, end of period	$366	$148

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$92	$66
Income tax payments, net	3	—

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. (previously known as Domus Holdings Corp.) (“Realogy Holdings”, "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC (“Realogy Intermediate”) and Realogy Group LLC (“Realogy Group”). Neither Realogy Holdings, the indirect parent of Realogy Group, nor Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
Realogy Holdings was incorporated on December 14, 2006. On April 10, 2007, Realogy Holdings, then wholly owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”), acquired the outstanding shares of Realogy Group (then known as Realogy Corporation, a Delaware corporation) pursuant to a merger of its wholly owned subsidiary Domus Acquisition Corp., with and into Realogy Group (the “Merger”) with Realogy Holdings becoming the indirect parent company of Realogy Group. Prior to the consummation of the Realogy Holdings' initial public offering and related transactions in October 2012, Realogy Holdings was owned by Apollo and members of the Company’s management. As of March 31, 2013, Apollo owned approximately 45% of the outstanding shares of Realogy Holdings (which was reduced to approximately 17% upon the consummation of the secondary public offering of shares of common stock by Apollo on April 16, 2013, see Note 13, "Subsequent Events"). As of March 31, 2013, Realogy Group is wholly-owned by Realogy Intermediate, a direct wholly-owned subsidiary of Realogy Holdings.
Realogy is a global provider of residential real estate services. Realogy Group (then Realogy Corporation) was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services, including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.
The accompanying Condensed Consolidated Financial Statements include the financial statements of Realogy Holdings and Realogy Group. Realogy Holdings' only asset is its investment in the common stock of Intermediate, and Intermediate's only asset is its investment in Realogy Group. Realogy Holdings' only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy Group. All expenses incurred by Realogy Holdings and Intermediate are for the benefit of Realogy Group and have been reflected in Realogy Group's consolidated financial statements. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and the related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy Holdings and Realogy Group' financial position as of March 31, 2013 and the results of operations, and comprehensive loss for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012.
As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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
The following table summarizes fair value measurements by level at March 31, 2013 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$30	$—	$30
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1
The following table summarizes fair value measurements by level at December 31, 2012 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$29	$—	$29
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Debt
Senior Secured Credit Facility:
Revolving credit facility	$135	$135	$110	$110
Term loan facility	1,901	1,925	1,822	1,831
7.625% First Lien Notes	593	669	593	673
7.875% First and a Half Lien Notes	700	766	700	763
9.00% First and a Half Lien Notes	325	377	325	366
11.50% Senior Notes	490	521	489	527
12.00% Senior Notes	129	137	129	140
12.375% Senior Subordinated Notes	188	189	188	192
13.375% Senior Subordinated Notes	10	11	10	11
Securitization obligations	239	239	261	261
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Income Taxes
Income tax expense for the three months ended March 31, 2013 was $7 million.  This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $1 million was recognized for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Management will continue to evaluate all evidence, including the impact of the reduction in indebtedness and related interest expense as a result of the Company's initial public offering, as well as the impact of note redemptions discussed in Note 13, "Subsequent Events", to determine if the valuation allowance is appropriate for future periods.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Canadian Dollar, Swiss Franc, Euro and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $18 million. As of December 31, 2012, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $425 million to hedge the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018 and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate swap contracts	Other non-current liabilities	$30	$29

The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended March 31,
		2013	2012
Interest rate swap contracts	Interest expense	$2	$3
Foreign exchange contracts	Operating expense	(1)	1
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $11 million and $9 million at March 31, 2013 and December 31, 2012, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
The Company had a non-cash transaction for the three months ended March 31, 2013 related to tenant improvements on the new corporate headquarters which resulted in $5 million of non-cash accruals to fixed assets and deferred rent.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended March 31, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension cost for the three months ended March 31, 2012 was $1 million and was comprised of interest cost and amortization of actuarial loss of $3 million offset by a benefit of $2 million for the expected return on assets.
Reclassifications from Accumulated Other Comprehensive Income
The Company adopted FASB's amended guidance for comprehensive income, which requires new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. These reclassifications include the amortization of actuarial loss to periodic pension cost of less than $1 million and $1 million for the three months ended March 31, 2013 and March 31, 2012, respectively. These amounts were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.
Recently Adopted Accounting Pronouncements
In July 2012, the FASB amended the guidance on impairment testing for indefinite-lived intangible assets that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two step impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two step test is unnecessary. If the entity elects to bypass the qualitative assessment for any indefinite-lived intangible asset and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. The Company will consider utilizing the new qualitative analysis for its annual impairment test to be performed in the fourth quarter of 2013.
In February 2013, the FASB amended guidance requiring new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. Companies are required to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by reclassification. A company would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income. If the component is not required to be reclassified to net income it its entirety, companies would instead cross reference that amount to the related footnote where additional details about the effect of the reclassification are disclosed. The Company disclosed the reclassifications for the three months ended March 31, 2013 and 2012.

2.	ACQUISITIONS
2013 ACQUISITIONS
During the three months ended March 31, 2013, the Company acquired two real estate brokerage operations through its wholly owned subsidiary, NRT, for total consideration of $2 million. These acquisitions resulted in goodwill of $2 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2013 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2012 ACQUISITIONS
During the year ended December 31, 2012, the Company acquired seven real estate brokerage operations through its wholly owned subsidiary, NRT, for total consideration of $5 million. These acquisitions resulted in goodwill of $5 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2012 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross Goodwill as of December 31, 2012	$3,264	$788	$641	$397	$5,090
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2012	2,241	630	360	73	3,304
Goodwill acquired	—	2	—	—	2
Balance at March 31, 2013	$2,241	$632	$360	$73	$3,306
Intangible assets are as follows:

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$406	$1,613	$2,019	$390	$1,629
Unamortizable—Trademarks (b)	$732	$—	$732	$732	$—	$732
Other Intangibles
Amortizable—License agreements (c)	$45	$5	$40	$45	$5	$40
Amortizable—Customer relationships (d)	529	191	338	529	182	347
Unamortizable—Title plant shares (e)	10	—	10	10	—	10
Amortizable—Other (f)	6	4	2	6	4	2
Total Other Intangibles	$590	$200	$390	$590	$191	$399
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

(f)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2013	2012
Franchise agreements	$16	$17
License agreement	—	1
Customer relationships	9	10
Other	—	2
Total	$25	$30
Based on the Company’s amortizable intangible assets as of March 31, 2013, the Company expects related amortization expense for the remainder of 2013, the four succeeding years and thereafter to approximate $80 million, $105 million, $95 million, $95 million, $91 million and $1,527 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2013	December 31, 2012
Accrued payroll and related employee costs	$78	$80
Accrued volume incentives	19	22
Accrued commissions	18	22
Restructuring accruals	8	11
Deferred income	63	69
Accrued interest	79	87
Other	116	136
	$381	$427
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit facility	$135	$110
Term loan facility	1,901	1,822
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	700	700
9.00% First and a Half Lien Notes	325	325
11.50% Senior Notes	490	489
12.00% Senior Notes	129	129
12.375% Senior Subordinated Notes	188	188
13.375% Senior Subordinated Notes	10	10
Securitization Obligations:
Apple Ridge Funding LLC	214	235
Cartus Financing Limited	25	26
	$4,710	$4,627

Indebtedness Table
As of March 31, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows and gives effect to the refinancing of the revolving credit facility and the term loan facility under the amended and restated senior secured credit agreement dated as of March 5, 2013:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$135	$340
Term loan facility	(3)	March 2020	1,920	1,901	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	325	325	—
Other bank indebtedness	(4)	August 2013	8	—	8
Senior Notes (5)	11.50%	April 2017	492	490	—
Senior Notes (6)	12.00%	April 2017	130	129	—
Senior Subordinated Notes (7)	12.375%	April 2015	190	188	—
Senior Subordinated Notes (8)	13.375%	April 2018	10	10	—
Securitization obligations: (9)
Apple Ridge Funding LLC (10)		December 2013	375	214	161
Cartus Financing Limited (11)		Various	61	25	36
			$5,279	$4,710	$545
_______________

(1)	On April 29, 2013, the Company had $310 million outstanding on the revolving credit facility and no outstanding letters of credit on such facility, leaving $165 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,920 million term loan, less a discount of $19 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.50% (with an ABR floor of 2.0%).

(4)
A revolving credit facility in the U.K. with a capacity of £5 million ($8 million) which expires in August 2013. The facility has a one-year term with certain options for renewal. The interest rate with respect to the revolving credit facility is based on the bank's base rate plus 2.0%. This facility is supported by a letter of credit issued under the senior secured credit facility.

(5)	Consists of $492 million of 11.50% Senior Notes, less a discount of $2 million. See Note 13, "Subsequent Events" for additional information on the 11.50% Senior Notes redemption.

(6)	Consists of $130 million of 12.00% Senior Notes, less a discount of $1 million. The 12.00% Senior Notes were redeemed on April 23, 2013.

(7)	Consists of $190 million of 12.375% Senior Subordinated Notes, less a discount of $2 million. The 12.375% Senior Subordinated Notes were redeemed on April 16, 2013.

(8)	The 13.375% Senior Subordinated Notes were redeemed on April 16, 2013.

(9)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(10)	On April 19, 2013, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $50 million to $325 million.

(11)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013.
Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility. The interest rate with respect to the term loan is based on, at our option, adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or ABR plus 2.50% (with an ABR floor of 2.0%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at our option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.
The Amended and Restated Credit Agreement also retains a $155 million synthetic letter of credit facility, approximately $36 million of which matures on October 10, 2013 and the balance of which matures on October 10, 2016.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if our senior secured leverage ratio is less than 3.50 to 1.0 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
The Senior Secured Credit Facility consisting of the term loan facility, revolving credit facility, and synthetic letter of credit facility are collectively referred to as the “First Lien Facilities”. Realogy Group uses the revolving credit facility for, among other things, working capital and other general corporate purposes.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of March 31, 2013, the capacity was being utilized by a $53 million letter of credit with Cendant for potential contingent obligations and $91 million of letters of credit for other general corporate purposes.
The term loan facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount of the term loan facility, commencing June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries, including but not limited to (a) a first-priority pledge of substantially all capital stock held by Realogy Group or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy Group and each subsidiary guarantor, subject to certain exceptions.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio of 4.75 to 1.0 tested on a quarterly basis but only if the aggregate amount of borrowings outstanding under the revolving credit facility together with the aggregate amount of letters of credit issued under the letter of credit subfacility at the end of the applicable quarter, exceed 25% of the aggregate revolving credit facility commitments. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. At March 31, 2013, Realogy Group’s aggregate borrowings and outstanding letters of credit issued under the revolving credit facility exceeded 25% of the aggregate revolving credit facility commitments and therefore the senior secured leverage ratio computation was required. At March 31, 2013, Realogy Group’s senior secured leverage ratio was 3.38 to 1.0 and was in compliance with the senior secured leverage ratio covenant.
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
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment was July 15, 2012). The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
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
Unsecured Notes
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the outstanding 12.00% Senior Notes at a premium of 106%. After giving effect to the foregoing, the only Unsecured Notes outstanding are the 11.50% Senior Notes.

The $490 million of 11.50% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year. The 11.50% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility or certain of Realogy Group's outstanding debt securities. The Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. See Note 13, "Subsequent Events" for additional information on the redemption of the 11.50% Senior Notes which will occur on May 28, 2013.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $375 million and an expiration date of December 2013. On April 19, 2013, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $50 million to $325 million.
Realogy Group, through a special purpose entity, known as Cartus Financing Limited has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $305 million and $309 million of underlying relocation receivables and other related relocation assets at March 31, 2013 and December 31, 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $2 million for the three months ended March 31, 2013 and March 31, 2012, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.1% and 3.5% for the three months ended March 31, 2013 and 2012, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
For the three months ended March 31, 2013, the Company recorded a loss on the early extinguishment of debt of $3 million for the portion of the Amended and Restated Credit Agreement that qualified for debt extinguishment. In addition, the Company wrote off deferred financing costs of $2 million to interest expense for the portion of the Amended and Restated Credit Agreement that qualified as a debt modification.
As a result of the 2012 Senior Secured Notes Offering and the use of proceeds to repay indebtedness, the Company recorded a loss on the early extinguishment of debt of $6 million during the three months ended March 31, 2012.

6.	RESTRUCTURING COSTS
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million for the year ended December 31, 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. At March 31, 2013, the remaining liability is $3 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2011. At December 31, 2012, the remaining liability was $11 million. During the three months ended March 31, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $9 million related to future lease payments.

7.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans available under which non-qualified stock options, rights to purchase shares of common stock, restricted stock and other awards settleable in, or based upon, Realogy Holdings common stock may be issued to employees, consultants or directors of Realogy.
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan are 2.8 million shares and 6.8 million shares, respectively. As of March 31, 2013, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 LTIP was approximately 0.6 million shares and 4.8 million shares, respectively.
Incentive Equity Awards Granted by Realogy Holdings
A summary of option and restricted share activity is presented below (number of shares in millions):

	Time-vesting Options	Weighted Average Exercise Price	Phantom and Other Performance Options	Weighted Average Exercise Price	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	3.10	$26.61	0.16	$20.61	0.29	$27.09
Granted	0.01	44.30	—	—	—	—
Exercised	—	—	—	—
Vested					—	—
Forfeited/Expired	(0.01)	20.60	—	—	—	—
Outstanding at March 31, 2013 (a)	3.10	$26.67	0.16	$20.61	0.29	$27.09
_______________

(a)	Options outstanding at March 31, 2013 had an intrinsic value of $81 million and have a weighted average remaining contractual life of 8.9 years.
The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

2013 Options
Grant date fair value	$19.27
Expected volatility	43.9%
Expected term (years)	6.25
Risk-free interest rate	1.0%
Dividend yield	—

Stock-Based Compensation Expense
As of March 31, 2013, there was approximately $33 million of unrecognized compensation cost related to options and restricted stock under the plans. Unrecognized compensation cost for the options and restricted stock will be recorded in future periods as compensation expense and have a remaining weighted average period of approximately 3 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $3 million and $1 million for the three months ended March 31, 2013 and 2012, respectively.
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
Incentive Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant is eligible to receive a cash payment based upon the Company’s success and the cash received by RCIV Holdings ("RCIV"), an affiliate of Apollo, upon the transfer or sale of the 57.5 million shares of Common Stock (the "RCIV Shares") that RCIV received in connection with our initial public offering upon conversion of the $1.3 billion of Convertible Notes that had been purchased by RCIV in January 2011 (the "RCIV Notes"). Each participant is eligible to receive a payment with respect to his or her Incentive Award at such time and from time to time that RCIV receives cash upon the transfer or exchange of RCIV Shares, including any third party sale. A payment would be an amount which bears the same ratio to the dollar amount of the Incentive Award as (i) the aggregate amount of cash received by RCIV at such time for the transfer or exchange of all or a portion of the RCIV Shares bears to (ii) $1.3 billion, representing the amount of the RCIV Notes on the date of issuance. Any payments made under the Phantom Value Plan will be recorded as compensation expense when RCIV receives cash upon the discharge or third-party sale of the RCIV Shares.
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
On April 16, 2013, the Company completed a public stock offering of certain shares held by RCIV. See Note 13, "Subsequent Events" for additional information.

8.	SEPARATION ADJUSTMENTS, TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES AND RELATED PARTIES
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
The Company has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%. Upon separation from Cendant, the liabilities assumed by the Company were comprised of certain Cendant corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such excess or deficiency will be reflected in the results of operations in future periods.
The due to former parent balance was $70 million and $69 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
Transactions with PHH Corporation
In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax free distribution of 100% of the common stock of PHH Corporation (PHH") to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. In connection with the venture, the Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $1 million and $2 million for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company recorded equity earnings of $9 million and $10 million for the three months ended March 31, 2013 and 2012, respectively. The Company received cash dividends from PHH Home Loans of $15 million and $14 million during the three months ended March 31, 2013 and 2012, respectively.
Transactions with Related Parties
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2013 and 2012, the Company has recognized revenue related to these transactions of less than $1 million in each of the periods.
9.     EARNINGS (LOSS) PER SHARE
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
The Company was in a net loss position for the three months ended March 31, 2013 and therefore the impact of stock options and restricted stock were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2013, the number of shares of common stock issuable for stock options and restricted stock that were excluded from the computation was 3.3 million and 0.3 million, respectively.

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

•
that residential real estate agents engaged by NRT—in certain states—are potentially employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits, indemnification and expense reimbursement available to employees;

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
Real Estate Business Litigation
Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al). As previously disclosed in the Company's June 2012 Form 10-Q, as a matter of litigation avoidance, we entered into a memorandum of understanding memorializing the principal terms of a settlement of this action. In July 2012, we entered into a definitive settlement agreement and in March 2013 the settlement received final court approval. Substantially all of the settlement will be funded directly by the Company with only a modest contribution by its insurance carrier.
Barasani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Barasani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company alleging that the company had misclassified all of its sales associates as independent contractors when they were actually employees. The complaint further alleges that, because of the misclassification, the company has violated several sections of the Labor Code including Section 2802 for failing to reimburse plaintiff and the class for business related expenses and Section 226 for failing to keep proper records. The complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales agents. The court issued an order staying most of the proceedings until the next status conference in May 2013. Accordingly, the Company has yet to file an answer or other responsive pleading to the complaint.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at March 31, 2013.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at March 31, 2013 and $70 million at December 31, 2012. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled approximately $408 million and $330 million at March 31, 2013 and December 31, 2012, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended March 31,
	2013	2012
Real Estate Franchise Services	$135	$129
Company Owned Real Estate Brokerage Services	686	617
Relocation Services	87	88
Title and Settlement Services	100	88
Corporate and Other (c)	(51)	(47)
Total Company	$957	$875

_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $51 million and $47 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $8 million and $7 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Three Months Ended March 31,
	2013	2012
Real Estate Franchise Services	$72	$61
Company Owned Real Estate Brokerage Services	(8)	(17)
Relocation Services	10	4
Title and Settlement Services	4	2
Corporate and Other	(15)	(20)
Total Company	$63	$30
Less:
Depreciation and amortization	42	45
Interest expense, net	89	170
Income tax expense	7	7
Net loss attributable to Holdings and Realogy	$(75)	$(192)
_______________

(a)
Includes $3 million related to the loss on early extinguishment of debt and $1 million of former parent legacy costs for the three months ended March 31, 2013 compared to $3 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $3 million of former parent legacy items for the three months ended March 31, 2012.

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

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2013
(in millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$676	$—	$—	$676
Service revenue	—	—	—	109	74	—	183
Franchise fees	—	—	—	57	—	—	57
Other	—	—	—	40	1	—	41
Net revenues	—	—	—	882	75	—	957
Expenses
Commission and other agent-related costs	—	—	—	454	—	—	454
Operating	—	—	—	268	59	—	327
Marketing	—	—	—	50	—	—	50
General and administrative	—	—	11	51	5	—	67
Former parent legacy costs (benefit), net	—	—	1	—	—	—	1
Depreciation and amortization	—	—	2	40	—	—	42
Interest expense, net	—	—	88	1	—	—	89
Loss on the early extinguishment of debt	—	—	3	—	—	—	3
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	106	863	64	—	1,033
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(106)	19	11	—	(76)
Income tax expense (benefit)	—	—	(9)	12	4	—	7
Equity in earnings of unconsolidated entities	—	—	—	—	(9)	—	(9)
Equity in (earnings) losses of subsidiaries	75	75	(22)	(15)	—	(113)	—
Net income (loss)	(75)	(75)	(75)	22	16	113	(74)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(75)	$(75)	$(75)	$22	$15	$113	$(75)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$(78)	$(78)	$(78)	$22	$12	$122	$(78)

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2012
(in millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross commission income	$—	$—	$—	$606	$—	$—	$606
Service revenue	—	—	—	110	62	—	172
Franchise fees	—	—	—	54	—	—	54
Other	—	—	—	42	1	—	43
Net revenues	—	—	—	812	63	—	875
Expenses
Commission and other agent-related costs	—	—	—	402	—	—	402
Operating	—	—	—	269	49	—	318
Marketing	—	—	—	51	—	—	51
General and administrative	—	—	17	57	3	—	77
Former parent legacy costs (benefit), net	—	—	(3)	—	—	—	(3)
Restructuring costs	—	—	—	3	—	—	3
Depreciation and amortization	—	—	2	43	—	—	45
Interest expense, net	—	—	168	2	—	—	170
Loss on the early extinguishment of debt	—	—	6	—	—	—	6
Other (income)/expense, net	—	—	—	1	—	—	1
Intercompany transactions	—	—	1	(1)	—	—	—
Total expenses	—	—	191	827	52	—	1,070
Income (loss) before income taxes, equity in earnings and noncontrolling interests	—	—	(191)	(15)	11	—	(195)
Income tax expense (benefit)	—	—	5	(6)	8	—	7
Equity in earnings of unconsolidated entities	—	—	—	—	(10)	—	(10)
Equity in (earnings) losses of subsidiaries	192	192	(4)	(13)	—	(367)	—
Net income (loss)	(192)	(192)	(192)	4	13	367	(192)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(192)	$(192)	$(192)	$4	$13	$367	$(192)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$(190)	$(190)	$(190)	$4	$14	$362	$(190)

Condensed Consolidating Balance Sheet
March 31, 2013
(in millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$228	$68	$71	$(1)	$366
Trade receivables, net	—	—	—	77	41	—	118
Relocation receivables	—	—	—	26	295	—	321
Relocation properties held for sale	—	—	—	5	—	—	5
Deferred income taxes	—	—	7	45	1	—	53
Other current assets	—	—	10	61	28	—	99
Intercompany notes receivable	—	—	—	34	20	(54)	—
Intercompany receivables	—	—	—	2,351	157	(2,508)	—
Total current assets	—	—	245	2,667	613	(2,563)	962
Property and equipment, net	—	—	49	137	4	—	190
Deferred income taxes	—	—	621	—	1	(622)	—
Goodwill	—	—	—	3,306	—	—	3,306
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,613	—	—	1,613
Other intangibles, net	—	—	—	390	—	—	390
Other non-current assets	—	—	63	88	71	—	222
Intercompany long-term receivables	—	—	—	733	—	(733)	—
Investment in subsidiaries	1,443	1,443	8,490	349	—	(11,725)	—
Total assets	$1,443	$1,443	$9,468	$10,015	$689	$(15,643)	$7,415
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$6	$131	$11	$(1)	$147
Securitization obligations	—	—	—	—	239	—	239
Due to former parent	—	—	70	—	—	—	70
Revolving credit facilities and current portion of long-term debt	—	—	154	—	—	—	154
Accrued expenses and other current liabilities	—	—	114	236	31	—	381
Intercompany notes payable	—	—	—	20	34	(54)	—
Intercompany payables	—	—	2,508	—	—	(2,508)	—
Total current liabilities	—	—	2,852	387	315	(2,563)	991
Long-term debt	—	—	4,317	—	—	—	4,317
Deferred income taxes	—	—	—	1,070	—	(622)	448
Other non-current liabilities	—	—	123	68	25	—	216
Intercompany liabilities	—	—	733	—	—	(733)	—
Total liabilities	—	—	8,025	1,525	340	(3,918)	5,972
Total equity	1,443	1,443	1,443	8,490	349	(11,725)	1,443
Total liabilities and equity	$1,443	$1,443	$9,468	$10,015	$689	$(15,643)	$7,415

Condensed Consolidating Balance Sheet
December 31, 2012
(in millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$221	$74	$82	$(1)	$376
Trade receivables, net	—	—	—	77	45	—	122
Relocation receivables	—	—	—	23	301	—	324
Relocation properties held for sale	—	—	—	9	—	—	9
Deferred income taxes	—	—	8	46	—	—	54
Other current assets	—	—	9	64	20	—	93
Intercompany notes receivable	—	—	—	15	20	(35)	—
Intercompany receivables	—	—	—	2,434	47	(2,481)	—
Total current assets	—	—	238	2,742	515	(2,517)	978
Property and equipment, net	—	—	41	144	3	—	188
Goodwill	—	—	—	3,304	—	—	3,304
Trademarks	—	—	—	732	—	—	732
Franchise agreements, net	—	—	—	1,629	—	—	1,629
Other intangibles, net	—	—	—	399	—	—	399
Deferred income taxes	—	—	624	—	1	(625)	—
Other non-current assets	—	—	51	87	77	—	215
Intercompany long-term receivables	—	—	—	732	—	(732)	—
Investment in subsidiaries	1,519	1,519	8,472	248	—	(11,758)	—
Total assets	$1,519	$1,519	$9,426	$10,017	$596	$(15,632)	$7,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$6	$131	$12	$(1)	$148
Securitization obligations	—	—	—	—	261	—	261
Due to former parent	—	—	69	—	—	—	69
Revolving credit facilities and current portion of long-term debt	—	—	110	—	—	—	110
Accrued expenses and other current liabilities	—	—	137	255	35	—	427
Intercompany payables	—	—	2,481	—	—	(2,481)	—
Intercompany notes payable	—	—	—	20	15	(35)	—
Total current liabilities	—	—	2,803	406	323	(2,517)	1,015
Long-term debt	—	—	4,256	—	—	—	4,256
Deferred income taxes	—	—	—	1,069	—	(625)	444
Other non-current liabilities	—	—	116	70	25	—	211
Intercompany liabilities	—	—	732	—	—	(732)	—
Total liabilities	—	—	7,907	1,545	348	(3,874)	5,926
Total equity	1,519	1,519	1,519	8,472	248	(11,758)	1,519
Total liabilities and equity	$1,519	$1,519	$9,426	$10,017	$596	$(15,632)	$7,445

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(in millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(114)	$(45)	$134	$(18)	$(43)
Investing Activities
Property and equipment additions	—	—	(3)	(9)	—	—	(12)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(2)	—	—	(2)
Change in restricted cash	—	—	—	—	(2)	—	(2)
Intercompany note receivable	—	—	—	(19)	—	19	—
Net cash used in investing activities	—	—	(3)	(30)	(2)	19	(16)
Financing Activities
Net change in revolving credit facilities	—	—	25	—	—	—	25
Proceeds from term loan extension	—	—	79	—	—	—	79
Net change in securitization obligations	—	—	—	—	(21)	—	(21)
Debt issuance costs	—	—	(22)	—	—	—	(22)
Intercompany dividend	—	—	—	—	(18)	18	—
Intercompany note payable	—	—	—	—	19	(19)	—
Intercompany transactions	—	—	46	72	(118)	—	—
Other, net	—	—	(4)	(3)	(4)	—	(11)
Net cash provided by (used in) financing activities	—	—	124	69	(142)	(1)	50
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	—	—	7	(6)	(11)	—	(10)
Cash and cash equivalents, beginning of period	—	—	221	74	82	(1)	376
Cash and cash equivalents, end of period	$—	$—	$228	$68	$71	$(1)	$366

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in millions)

	Realogy Holdings	Realogy Intermediate	Realogy Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(85)	$11	$43	$(1)	$(32)
Investing Activities
Property and equipment additions	—	—	(1)	(8)	—	—	(9)
Net assets acquired (net of cash acquired) and acquisition-related payments	—	—	—	(4)	—	—	(4)
Purchases of certificates of deposit, net	—	—	—	(3)	—	—	(3)
Change in restricted cash	—	—	—	—	(4)	—	(4)
Intercompany note receivable	—	—	—	(25)	—	25	—
Net cash used in investing activities	—	—	(1)	(40)	(4)	25	(20)
Financing Activities
Net change in revolving credit facilities	—	—	(200)	—	(8)	—	(208)
Repayments of term loan credit facility	—	—	(629)	—	—	—	(629)
Proceeds from issuance of First Lien Notes	—	—	593	—	—	—	593
Proceeds from issuance of First and a Half Lien Notes	—	—	325	—	—	—	325
Net change in securitization obligations	—	—	—	—	(27)	—	(27)
Debt issuance costs	—	—	(1)	—	(1)	—	(2)
Intercompany dividend	—	—	—	—	(6)	6	—
Intercompany note payable	—	—	—	—	25	(25)	—
Intercompany transactions	—	—	28	14	(42)	—	—
Other, net	—	—	6	(2)	—	—	4
Net cash provided by (used in) financing activities	—	—	122	12	(59)	(19)	56
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	36	(17)	(19)	5	5
Cash and cash equivalents, beginning of period	—	—	2	80	67	(6)	143
Cash and cash equivalents, end of period	$—	$—	$38	$63	$48	$(1)	$148

13.    SUBSEQUENT EVENTS
Note Redemptions
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the outstanding 12.00% Senior Notes at a premium of 106%. In the second quarter of 2013, the Company expects to recognize a loss on the early extinguishment of debt of $12 million for the note repayments discussed above.
Secondary Offering
On April 16, 2013, the Company completed a public offering of 40.3 million shares of its common stock by certain funds affiliated with Apollo Global Management, LLC at $44.00 per share. The Company did not receive any proceeds from the offering. After completion of this offering, funds affiliated with Apollo will continue to hold approximately 25.2 million shares of common stock equal to an approximately 17% ownership interest in Realogy Holdings.

Pursuant to the terms of the Realogy Group Phantom Value Plan, certain of the Company's executive officers are eligible to receive cash payment, or at their election, shares of the Company's common stock, or a combination thereof, as a result of the sale of shares of common stock held by RCIV Holdings, (one of the selling stockholder in the offering and an affiliate of Apollo). RCIV Holdings sold 35.4 million shares in this offering which was approximately 62% of their prior ownership interest of 57.5 million shares.  All of the participants' elected to receive their payment in shares of common stock and therefore will receive unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. The Company issued 0.6 million shares of common stock to such executive officers in April 2013 and will recognize a non-cash charge of approximately $26 million in the second quarter of 2013 and approximately $1 million in each of the next three quarters.  The issuance of additional shares pursuant to our Phantom Value Plan would further dilute the amount of common stock outstanding if paid in stock or use available cash if paid in cash and would result in future compensation charges.
Senior Notes Offering
On April 26, 2013, Realogy Group issued $500 million of 3.375% senior notes (the "3.375% Senior Notes"). The Company will use the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013.
The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2012 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2012 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty®, and Better Homes and Gardens® Real Estate brand names. As of March 31, 2013, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 239,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 101 other countries and territories around the world, which included approximately 710 of our Company Owned and operated brokerage offices with approximately 41,200 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby's International Realty®, ERA® and CitiHabitats brand names.

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

March 2013 Senior Secured Credit Agreement Amendment
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility.
The Amended and Restated Credit Agreement also retains a $155 million synthetic letter of credit facility, approximately $36 million of which matures on October 10, 2013 and the balance of which matures on October 10, 2016.

April 2013 Note Redemptions
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the outstanding 12.00% Senior Notes at a premium of 106%. In the second quarter of 2013, the Company expects to recognize a loss on the early extinguishment of debt of $12 million for the note repayments discussed above.
April 2013 Secondary Offering
On April 16, 2013, the Company completed a public offering of 40.25 million shares of its common stock by certain funds affiliated with Apollo Global Management, LLC at $44.00 per share. The Company did not receive any proceeds from the offering. After completion of this offering, funds affiliated with Apollo will continue to hold approximately 25.2 million shares of common stock equal to an approximately 17% ownership interest in Realogy Holdings.
Pursuant to the terms of the Company's Phantom Value Plan, certain of our executive officers are eligible to receive cash payment, or at their election, shares of the Company's common stock, or a combination thereof, as a result of the sale of shares of common stock held by RCIV Holdings, (one of the selling stockholder in the offering and an affiliate of Apollo). RCIV Holdings sold 35.4 million shares in this offering which was approximately 62% of their prior ownership interest of 57.5 million shares.  All of the participants' elected to receive their payment in shares of common stock and therefore will receive unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. The Company issued 0.6 million shares of common stock to such executive officers in April 2013 and will recognize a non-cash charge of approximately $26 million in the second quarter of 2013 and approximately $1 million in each of the next three quarters.  The issuance of additional shares pursuant to our Phantom Value Plan would further dilute the amount of our common stock outstanding if paid in stock or use available cash if paid in cash and would result in future compensation charges.
April 2013 Senior Notes Offering
On April 26, 2013, Realogy Group issued $500 million of 3.375% Senior Notes. The Company will use the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013.
The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013.
* * *
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
April 2007 Merger Agreement with Affiliates of Apollo
On April 10, 2007, Realogy Holdings, then wholly owned by affiliates of Apollo Management VI, L.P. ("Apollo Management"), an entity affiliated with Apollo Global Management, LLC, acquired the outstanding shares of Realogy Group with Realogy Group being the surviving entity (the “Merger”). Investment funds affiliated with, or co-investment vehicles managed by, Apollo Management (collectively, "Apollo"), as well as members of management who purchased Realogy Holdings common stock with cash or through rollover equity, contributed $2,001 million to Realogy Group to complete the Merger transactions, which was treated as a contribution to Realogy Group's equity. All of Realogy Group's issued and outstanding equity of Intermediate is held directly by Realogy Intermediate, which is a direct, wholly owned subsidiary of Realogy Holdings.

July 2006 Separation from Cendant
Realogy Group (then Realogy Corporation) was incorporated on January 27, 2006 to facilitate a plan by Cendant Corporation (now known as Avid Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services, including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). Prior to July 31, 2006, the assets of the real estate services businesses of Cendant were transferred to Realogy Group and, on July 31, 2006, Cendant distributed all of the shares of Realogy Group's common stock held by the holders of Cendant common stock (the “Separation”). The Separation was effective on July 31, 2006.
Before the Separation, Realogy Group entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and several other agreements with Cendant and Cendant's other businesses to effect the separation and distribution and provide a framework for Realogy Group's relationships with Cendant and Cendant's other businesses after the Separation. These agreements govern the relationships among Realogy Group, Cendant, Wyndham Worldwide and Travelport subsequent to the completion of the separation plan and provide for the allocation among Realogy Group, Cendant, Wyndham Worldwide and Travelport of Cendant's assets, liabilities and obligations attributable to periods prior to the Separation. Matters governed by these agreements have been substantially concluded other than the resolution of certain Cendant tax and other liabilities attributable to periods prior to the Separation.
Current Industry Trends
Beginning in 2012, the residential real estate industry began a recovery. We believe that the 2012 and 2013 year-to-date improvement in the residential real estate market is reflective of a continuing market recovery driven by lower interest rates, fewer foreclosures, high affordability of home ownership, and demand that had built up during an extended period of economic uncertainty. The inventory supply is returning to a more typical level (and in certain areas of the country, a lack of inventory at certain price points) and is acting as a stabilizing force on home prices. This recovery follows a lengthy downturn which began in the second half of 2005 and continued through 2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. The Case-Shiller homesale price index reflects a 34% homesale price decline from 2006 to 2011.
According to NAR, the housing industry improved with existing homesale transactions and median existing homesale price increases of 9% and 6%, respectively, in 2012 compared to 2011. The most recent NAR forecast estimates that existing homesale transaction volume (i.e., the change in median homesale price plus the change in the number of existing homesale transactions) will increase 15% for 2013 compared to 2012 and increase a further 11% in 2014 compared to 2013.
According to NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The annual composite housing affordability index was 206 as of February 2013 and 194 for 2012 compared to 186 for 2011 and 172 for 2010. The overall high level of this index could continue to favorably impact the housing recovery. In addition, as rental prices have recently continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
According to NAR, the inventory of existing homes for sale was 1.9 million homes at the end of March 2013, which is 17% below March 2012, but 9% above the levels in January 2013. The March 2013 inventory represents a national average supply of 4.7 months at the current sales pace. The months of inventory supply could vary significantly across local housing markets. The inventory supply in certain markets is at or below a more typical level and is acting as a stabilizing force on home prices. Although inventory levels have historically increased in the spring and summer months every year, in many markets there are low levels of inventory at certain price points, which could limit sales activity over the near term.
Interest rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, interest rates on commitments for 30-year, conventional, fixed-rate first mortgages have decreased from 5.3% in December 2008 to 3.6% in March 2013. Continuing constraints on the housing market include conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions have tightened significantly during this housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. As a result, mortgages are less available to some borrowers and it frequently takes longer to close a homesale transaction due to the enhanced mortgage and underwriting requirements.

Homesales
According to NAR, homesale transactions for 2012 increased to 4.7 million homes or 9% compared to 2011 despite challenging economic conditions during 2012. For the three months ended March 31, 2013, RFG and NRT homesale transactions increased 6% and 5%, respectively, due to an overall increase in homebuyer activity compared to the first quarter of 2012. The quarterly and annual year over year trends in homesale transactions is as follows:

		2013 vs. 2012
	Full Year 2012 vs. 2011	First Quarter	Second Quarter Forecast	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2013 vs. 2012 Forecast
Number of Homesales
Industry
NAR (a)	9%	10%	9%	5%	3%	7%
Fannie Mae (a)	9%	8%	8%	6%	5%	7%
Realogy
Real Estate Franchise Services	9%	6%
Company Owned Real Estate Brokerage Services	14%	5%
_______________

(a)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR and Fannie Mae press releases.
As of their most recent releases, NAR and Fannie Mae are each forecasting an increase in existing homesale transactions in 2013 of 7% compared to 2012. For 2014, NAR and Fannie Mae are each forecasting an increase in existing homesale transactions of 6% compared to 2013.
Homesale Price
In 2012, the percentage change in the average price of homes brokered by our franchisees and company owned offices outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve, as well as a greater impact from increased activity in the mid and higher price point segment of the housing market and less distressed homesale activity in our company owned offices compared to the prior year. We also believe that the improvement in price in 2012 was due to the low level of home inventory in many markets as well as the increase in demand noted by the increase in the number of homesale transactions. For the three months ended March 31, 2013 compared to the same period in 2012, average homesale price was up 9% for RFG and 6% for NRT. While our results trailed industry survey indices for the quarter, the shift in mix of our business towards lower priced home purchases in the quarter, particularly at our company owned operations, caused our results to differ from these indices. The quarterly and annual year over year trend in the price of homes is as follows:

		2013 vs. 2012
	Full Year 2012 vs. 2011	First Quarter	Second Quarter Forecast	Third Quarter Forecast	Fourth Quarter Forecast	Full Year 2013 vs. 2012 Forecast
Price of Homes
Industry
NAR (a)	6%	11%	8%	7%	6%	8%
Fannie Mae (a)	7%	11%	4%	4%	4%	5%
Realogy
Real Estate Franchise Services	8%	9%
Company Owned Real Estate Brokerage Services	4%	6%
_______________

(a)	Existing homesale price data is for median price and is as of the most recent NAR and Fannie Mae press releases.
As of their most recent releases, NAR and Fannie Mae are forecasting an increase in median existing homesale price in 2013 of 8% and 5%, respectively compared to 2012. For 2014, NAR and Fannie Mae are forecasting an increase of 5% and 4%, respectively, in median homesale prices compared to 2013.

Recent Legislative and Regulatory Matters
Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry. The Dodd-Frank Act establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. These standards and practices, and the recent regulations promulgated under the Dodd-Frank Act, include limitations, which are scheduled to become effective in 2014, on the amount that a mortgage originator may receive in fees with respect to a "qualified mortgage," including fees received by affiliates of the mortgage originator. To qualify as a "qualified mortgage," the total fees charged by a mortgage originator may not exceed 3% of the principal of the mortgage. To the extent a loan is not a "qualified mortgage," the loan originator may be required to retain a portion of the economic interest in the credit risk associated with the mortgages they originate. Such limitation could adversely affect the fees received by TRG, as provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation as well as other legislation that may be enacted to reform the U.S. housing finance market could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, increase down payment requirements, increase mortgage costs, and, as a result, limit mortgage availability, curtail affiliated business transactions; and/or result in increased costs and potential litigation for housing market participants.
Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae and Freddie Mac and other government sponsored entities, ("GSEs") and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Substantial reduction in, or the elimination of, GSE demand for mortgage loans could have a material adverse effect on the mortgage industry and the housing industry in general and these provisions may reduce the availability of mortgages to certain individuals.
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
Federal Income Tax Rates and Mortgage Interest Tax Deduction. In January 2013, the President signed into law the American Taxpayer Relief Act of 2012 (the "2012 Tax Act"). One of the changes included in the 2012 Tax Act was an increase in the top capital gains and dividends tax rate to 20% (from 15% in 2012) for individual taxpayers with income of over $400,000 or married taxpayers over $450,000. Additionally, taxpayers with income taxed above the 25% individual income tax rate, but below the $400,000 or $450,000 threshold will maintain the current capital gains and dividend rate of 15%. The 2012 Tax Act does not, however, remove the 3.8% surtax on investment-related income and gains scheduled to go into effect in 2013. Thus, the applicable rates for qualifying capital gains and dividends will be 23.8% for "high income" taxpayers and 18.8% for "middle income" taxpayers which could have an impact on certain homesale transactions.
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
Other Housing Factors
Although there have been concerns about significant “shadow inventory” (i.e., properties where the homeowner is seriously delinquent in meeting its mortgage obligations or where the property is in some stage of foreclosure or already a real estate owned property (“REO”)), we do not believe that this will have a significant impact on our business, as the concentration of the shadow inventory is limited to a few regions of the country and the potential increase in unit sales activity should offset in whole or in part the adverse impact on home prices in these regions. Furthermore, according to NAR, the percentage of distressed properties has declined from 29% of sales in March 2012 to 21% of sales in March 2013, and institutions holding distressed mortgages have increasingly shifted activity away from REOs and focused on short sales, which are less disruptive to the market.
We believe that long-term demand for housing and the growth of our industry is primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand vs. supply. Factors that may negatively affect a sustained housing recovery include:

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

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending as well as employment trends which have recently shown evidence of a recovery; however, there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.
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
Key Drivers of Our Businesses
Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction and (iv) net effective royalty rate which represents the average percentage of our franchisees’ commission revenues payable to our Real Estate Franchise Services segment, net of volume incentives achieved.
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through 2012, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the average brokerage commission rates will modestly decline.
The net effective royalty rate has been declining over the past four years. We expect that, over the near term, the net effective royalty rate could continue to modestly decline due to, among other things, an increased concentration of business with larger franchisees which earn higher volume incentives and a shift or increase in volume amongst our brands which operate under different royalty rate arrangements. These factors could have the effect of increasing total net revenues notwithstanding the impact of the net effective royalty rate.
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
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of transferees we serve and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average price per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase in mortgage rates could have a negative impact on refinancing title and closing units.
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

The following table presents our drivers for the three months ended March 31, 2013 and 2012. See “Results of Operations” below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2013	2012	% Change
Real Estate Franchise Services (a)
Closed homesale sides (b)	209,779	197,458	6%
Average homesale price	$210,919	$194,071	9%
Average homesale broker commission rate	2.56%	2.56%	—
Net effective royalty rate	4.57%	4.75%	(18) bps
Royalty per side	$258	$248	4%
Company Owned Real Estate Brokerage Services
Closed homesale sides (b)	58,060	55,273	5%
Average homesale price	$427,812	$403,115	6%
Average homesale broker commission rate	2.52%	2.51%	1 bps
Gross commission income per side	$11,630	$10,959	6%
Relocation Services
Initiations	35,951	37,470	(4%)
Referrals	15,677	14,266	10%
Title and Settlement Services
Purchase title and closing units	21,506	20,565	5%
Refinance title and closing units	24,500	22,016	11%
Average price per closing unit	$1,322	$1,237	7%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
Assuming all else remains equal, the gain or loss of one business day in the quarter can increase or reduce homesale sides by approximately 2 percentage points at both RFG and NRT. The first quarter of 2013 contained one less business day than the first quarter of 2012.

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
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2013	2012	Change
Net revenues	$957	$875	$82
Total expenses (1)	1,033	1,070	(37)
Loss before income taxes, equity in earnings and noncontrolling interests	(76)	(195)	119
Income tax expense	7	7	—
Equity in earnings of unconsolidated entities	(9)	(10)	1
Net loss	(74)	(192)	118
Less: Net income attributable to noncontrolling interests	(1)	—	(1)
Net loss attributable to Realogy Holdings and Realogy Group	$(75)	$(192)	$117
_______________

(1)
Total expenses for the three months ended March 31, 2013 include $3 million related to the loss on early extinguishment of debt and $1 million of former parent legacy costs. Total expenses for the three months ended March 31, 2012 include $3 million of restructuring costs and $6 million related to the loss on the early extinguishment of debt, partially offset by a net benefit of $3 million of former parent legacy items.

Net revenues increased $82 million (9%) for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily due to higher homesale transaction volume as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses decreased $37 million (3%) primarily due to:

•
an $81 million decrease in interest expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of reduced indebtedness following our initial public offering in October 2012, and

•
a $10 million decrease in general and administrative expenses primarily related to the absence of $11 million of expense in 2012 for the two year retention plan implemented in November 2010 and the absence of $4 million of expense for the Apollo management fee in 2013, partially offset by

•	a $52 million increase in commission and other agent-related costs primarily the result of the increase in transaction volume as discussed above.
Income tax expense for the three months ended March 31, 2013 was $7 million.  This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $1 million was recognized for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31, 2013 and 2012:

	Revenues (a)			EBITDA (b)			Margin
	2013	2012	% Change	2013	2012	% Change	2013	2012	Change
Real Estate Franchise Services	$135	$129	5%	$72	$61	18%	53%	47%	6
Company Owned Real Estate Brokerage Services	686	617	11	(8)	(17)	53	(1)	(3)	2
Relocation Services	87	88	(1)	10	4	150	11	5	6
Title and Settlement Services	100	88	14	4	2	100	4	2	2
Corporate and Other	(51)	(47)	*	(15)	(20)	*
Total Company	$957	$875	9%	$63	$30	110%	7%	3%	4
Less: Depreciation and amortization				42	45
Interest expense, net				89	170
Income tax expense				7	7
Net loss attributable to Realogy Holdings and Realogy Group				$(75)	$(192)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $51 million and $47 million during the three months ended March 31, 2013 and 2012, respectively.

(b)
EBITDA for the three months ended March 31, 2013 includes $3 million related to the loss on early extinguishment of debt and $1 million of former parent legacy costs. EBITDA for the three months ended March 31, 2012 includes $11 million in expense for the two year retention plan, $3 million of restructuring costs and $6 million related to the loss on the early extinguishment, partially offset by $3 million of former parent legacy benefits.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues increased 4 percentage points to 7% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to improved margins at the Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments due to higher homesale transaction volume.
On a segment basis, the Real Estate Franchise Services segment margin increased 6 percentage points to 53% from 47%. The three months ended March 31, 2013 reflected increases in franchisee royalty revenue due to an increase in homesale transactions and price as well as decreases in legal expenses and employee related costs. The Company Owned Real Estate Brokerage Services segment margin increased 2 percentage points to negative 1% from negative 3% in the prior period due to an increase in the number of homesale transactions and price partially offset by lower PHH Home Loan earnings. The Relocation Services segment margin increased 6 percentage points to 11% from 5% in the comparable prior period primarily due to foreign currency exchange rate gains in 2013 compared with losses in 2012, lower employee related costs and a decrease in other operating costs. The Title and Settlement Services segment margin increased 2 percentage points to 4% from 2% due to increases in refinancing transactions, resale transactions and underwriter revenue.
Corporate and Other EBITDA for the three months ended March 31, 2013 improved $5 million to negative $15 million primarily due to a $3 million reduction in the loss on early extinguishment of debt which was a result of entering into the 2013 Amended and Restated Credit Agreement for the Senior Secured Credit Facility in the first quarter of 2013 compared to $6 million as a result of the 2012 Senior Secured Notes Offering in the first quarter of 2012. In addition there was a $2 million decrease in employee related costs and the absence of Apollo management fee of $4 million. The decreases were partially offset by a $4 million increase in former parent legacy costs.

Real Estate Franchise Services
Revenues increased $6 million to $135 million and EBITDA increased $11 million to $72 million for the three months ended March 31, 2013 compared with the same period in 2012.
The increase in revenue was driven by a $5 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the number of homesale transactions along with a 9% increase in the average homesale price, partially offset by a lower net effective royalty rate as a result of our larger affiliates continuing to achieve higher volume levels. Marketing revenue and related expense decreased $1 million primarily due to lower advertising spend during the first quarter of 2013 compared to the same period in 2012.
The increase in revenue was also attributable to a $3 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $47 million and $44 million during the first quarter of 2013 and 2012, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $11 million increase in EBITDA was principally due to the $6 million increase in revenues discussed above, a $4 million decrease in legal expenses and a $3 million decrease in employee related costs, partially offset by a $2 million increase in other operating expenses.
Company Owned Real Estate Brokerage Services
Revenues increased $69 million to $686 million and EBITDA increased $9 million to a negative $8 million for the three months ended March 31, 2013 compared with the same period in 2012. EBITDA in the first quarter has historically been negative as we generate our lowest revenue during the quarter whereas our operating expenses (other than sales associate commissions and royalties paid to Real Estate Franchise Services) are more evenly spread throughout the year.
The increase in revenues of $69 million was due to increased commission income earned on homesale transactions which was primarily driven by a 5% increase in the number of homesale transactions and a 6% increase in the average price of homes. The 5% increase in homesale transactions was due to higher activity in most of the markets we serve, although in a select few of our markets, inventory constraints moderated transaction activity. The 6% increase in average homesale price is reflective of a shift in the mix of homes sold from the higher priced markets we serve to more activity in our lower priced markets.
EBITDA increased $9 million primarily due to the $69 million increase in revenues discussed above partially offset by a $52 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $3 million increase in royalties paid to the Real Estate Franchise Services, a $2 million increase in employee related costs and a $1 million decrease in equity earnings related to our investment in PHH Home Loans. Commission expense as a percentage of gross commission income increased compared to the same period in 2012, caused by a continuation of the trend we experienced throughout 2012 whereby our sales associates who command higher commissions completed a higher proportion of the closings this year compared to last year. Commission schedules are generally progressive to incentivize sales associates with higher levels of production.
Relocation Services
Revenues decreased $1 million to $87 million and EBITDA increased $6 million to $10 million for the quarter ended March 31, 2013 compared with the same quarter in 2012.
The decrease in revenues was primarily driven by a $3 million decrease in relocation revenue due to lower relocation volume partially offset by a $2 million increase in referral fees due to increased transaction volume and higher home values compared to the same quarter in 2012.
EBITDA increased $6 million as a result of a $3 million net change in foreign currency exchange rate gains in 2013 compared with losses in 2012, a $2 million decrease in employee related costs and a $2 million decrease in other operating expenses, partially offset by the $1 million decrease in revenue discussed above.

Title and Settlement Services
Revenues increased $12 million to $100 million and EBITDA increased $2 million to $4 million for the quarter ended March 31, 2013 compared with the same quarter in 2012.
The increase in revenues was primarily driven by a $5 million increase in resale volume, a $4 million increase in refinancing transactions and a $3 million increase in underwriter revenue. Resale title and closing units increased 5%, refinance title and closing units increased 11%, and average price per closing increased 7% for the quarter ended March 31, 2013 compared with the same quarter in 2012.
EBITDA increased $2 million as a result of the $12 million increase in revenues discussed above partially offset by a $9 million increase in variable operating costs as a result of the increase in transaction volume.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. At March 31, 2013, the remaining liability is $3 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2011. At December 31, 2012, the remaining liability was $11 million. During the three months ended March 31, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $9 million related to future lease payments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2013	December 31, 2012	Change
Total assets	$7,415	$7,445	$(30)
Total liabilities	5,972	5,926	46
Total equity	1,443	1,519	(76)
For the three months ended March 31, 2013, total assets decreased $30 million primarily as a result of a decrease in franchise agreements and other intangibles of $16 million and $9 million, respectively, due to amortization, and a $4 million decrease in trade receivables.
Total liabilities increased $46 million due to a $105 million increase in total indebtedness primarily due to the term loan extension and an increase in revolver balance from December 31, 2012. The increase was partially offset by a decrease in accrued expenses and other current liabilities of $46 million, primarily due to a decrease in accrued interest as a result of reduced indebtedness following our initial public offering in October 2012 as well as a $22 million decrease in securitization obligations.
Total equity decreased $76 million primarily due to the net loss attributable to Holdings and Realogy of $75 million for the three months ended March 31, 2013.
LIQUIDITY AND CAPITAL RESOURCES
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. The net proceeds were primarily utilized to prepay or redeem outstanding indebtedness. In addition, holders of $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.

After giving effect to the application of proceeds from the initial public offering and conversion of our Convertible Notes, our outstanding indebtedness was reduced by approximately $2.9 billion and we had retained $218 million of initial public offering proceeds at March 31, 2013.
On April 26, 2013, Realogy Group issued $500 million of 3.375% Senior Notes. The Company will use the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013.
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the outstanding 12.00% Senior Notes at a premium of 106%. These reductions in indebtedness resulted in a significant reduction of our annualized interest expense. See "Financial Obligations."
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement which provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020 and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. In addition to extending the maturity, the new senior secured credit facility permits repayment of indebtedness that is pari passu or junior to the credit facility without contemporaneously having to retire any principal related to the credit facility.
Prior to our initial public offering and related transactions, our liquidity position had been negatively affected by the substantial interest expense on our debt obligations and the unfavorable conditions in the real estate market, resulting in negative operating cash flows. Our liquidity position continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the real estate market, (ii) an unanticipated increase in interest rates, as well as (iii) our inability to access our relocation securitization programs and could be adversely impacted by our inability to access the capital markets.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Primarily as a consequence of our cash interest obligations, we experienced negative cash flows in 2012 given the substantial leverage we had in place for the first ten months of 2012. However, given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our recent indebtedness repayments, we expect to generate positive cash flows from operations in 2013, assuming conditions in the real estate market do not substantially deteriorate. We intend to use such cash flow primarily to further reduce indebtedness.
We believe that we are experiencing a recovery in the residential real estate market. As discussed under the heading “Current Industry Trends,” we have seen improvement in affordability and an increase in homesale sides and average homesale price at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment; however, we are not certain whether such improvement will lead to a sustained recovery. Moreover, if the residential real estate market or the economy as a whole does not improve or deteriorates, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.
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
Cash Flows
At March 31, 2013, we had $366 million of cash and cash equivalents, a decrease of $10 million compared to the balance of $376 million at December 31, 2012. The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$(43)	$(32)	$(11)
Investing activities	(16)	(20)	4
Financing activities	50	56	(6)
Effects of change in exchange rates on cash and cash equivalents	(1)	1	(2)
Net change in cash and cash equivalents	$(10)	$5	$(15)
For the three months ended March 31, 2013, we utilized $11 million more cash in operations compared to the same period in 2012. For the three months ended March 31, 2013, $43 million of cash was used in operating activities primarily due to negative cash flows from operating results of $24 million after $92 million of cash interest payments as well as a decrease in accounts payable, accrued expenses and other liabilities of $39 million primarily due to a decrease in accrued interest as a result of reduced indebtedness following our initial public offering and change in timing of interest payments, partially offset by cash dividends received from PHH Home Loans of $15 million and a decrease in trade receivables and relocation properties held for sale of $3 million and $4 million. For the three months ended March 31, 2012, $32 million of cash was used in operating activities due to negative cash flows from operating results of $142 million after $66 million of cash interest payments, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $103 million and cash dividends received from PHH Home Loans of $14 million. The timing of cash interest expenses shifted into the first quarter of 2013 compared to the first quarter of 2012 due to the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes during the first quarter of 2012 that did not require payments during such period, but did require interest payments in the first quarter of 2013.
We received cash dividends from PHH Home Loans of $15 million and $14 million during three months ended March 31, 2013 and 2012, respectively. We expect that PHH Home Loans will continue to generate income and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will continue to be dependent upon a sustainable recovery in the residential real estate market.
For the three months ended March 31, 2013, we used $4 million less cash for investing activities compared to the same period in 2012. For the three months ended March 31, 2013, $16 million of cash was used for $12 million of property and equipment additions, $2 million of acquisition related payments and a $2 million increase in restricted cash. For the three months ended March 31, 2012, $20 million of cash was used in investing activities primarily for $9 million of property and equipment additions, $4 million of acquisition related payments, a $4 million increase in restricted cash and net purchases of certificates of deposit of $3 million.
For the three months ended March 31, 2013, we used $6 million less cash for financing activities compared to the same period in 2012. For the three months ended March 31, 2013, $50 million of cash was provided as a result of $79 million of additional proceeds from the extension of the term loan facility and $25 million from an increase in revolver borrowings partially offset by the payment of $22 million of debt issuance costs and $21 million of securitization obligation repayments. For the three months ended March 31, 2012, $56 million of cash was provided by financing activities as a result of the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes partially offset by $629 million of term loan facility repayments, the repayment of revolver borrowings of $208 million and $27 million of securitization obligation repayments.

Financial Obligations
Indebtedness Table
As of March 31, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows and gives effect to the refinancing of the revolving credit facility and the term loan facility under the amended and restated senior secured credit agreement dated as of March 5, 2013:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$135	$340
Term loan facility	(3)	March 2020	1,920	1,901	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	325	325	—
Other bank indebtedness	(4)	August 2013	8	—	8
Senior Notes (5)	11.50%	April 2017	492	490	—
Senior Notes (6)	12.00%	April 2017	130	129	—
Senior Subordinated Notes (7)	12.375%	April 2015	190	188	—
Senior Subordinated Notes (8)	13.375%	April 2018	10	10	—
Securitization obligations: (9)
Apple Ridge Funding LLC (10)		December 2013	375	214	161
Cartus Financing Limited (11)		Various	61	25	36
			$5,279	$4,710	$545
_______________

(1)	On April 29, 2013, the Company had $310 million outstanding on the revolving credit facility and no outstanding letters of credit on such facility, leaving $165 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,920 million term loan, less a discount of $19 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.50% (with an ABR floor of 2.0%).

(4)
A revolving credit facility in the U.K. with a capacity of £5 million ($8 million) which expires in August 2013. The facility has a one-year term with certain options for renewal. The interest rate with respect to the revolving credit facility is based on the bank's base rate plus 2.0%. This facility is supported by a letter of credit issued under the senior secured credit facility.

(5)
Consists of $492 million of 11.50% Senior Notes, less a discount of $2 million. The Company will use the net proceeds from the April 2013 offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of the 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013.

(6)	Consists of $130 million of 12.00% Senior Notes, less a discount of $1 million. The 12.00% Senior Notes were redeemed on April 23, 2013.

(7)	Consists of $190 million of 12.375% Senior Subordinated Notes, less a discount of $2 million. The 12.375% Senior Subordinated Notes were redeemed on April 16, 2013.

(8)	The 13.375% Senior Subordinated Notes were redeemed on April 16, 2013.

(9)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(10)	On April 19, 2013, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $50 million to $325 million.

(11)	Consists of a £35 million facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013.

Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility. The interest rate with respect to the term loan is based on, at our option, adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or ABR plus 2.50% (with an ABR floor of 2.0%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at our option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.
The Amended and Restated Credit Agreement also retains a $155 million synthetic letter of credit facility, approximately $36 million of which matures on October 10, 2013 and the balance of which matures on October 10, 2016.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if our senior secured leverage ratio is less than 3.50 to 1.0 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
The Senior Secured Credit Facility consisting of the term loan facility, revolving credit facility, and synthetic letter of credit facility are collectively referred to as the “First Lien Facilities”. Realogy Group uses the revolving credit facility for, among other things, working capital and other general corporate purposes.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of March 31, 2013, the capacity was being utilized by a $53 million letter of credit with Cendant for potential contingent obligations and $91 million of letters of credit for other general corporate purposes.
The term loan facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount of the term loan facility, commencing June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries other than certain excluded subsidiaries, including but not limited to (a) a first-priority pledge of substantially all capital stock held by Realogy Group or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy Group and each subsidiary guarantor, subject to certain exceptions.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio of 4.75 to 1.0 tested on a quarterly basis but only if the aggregate amount of borrowings outstanding under the revolving credit facility, together with the aggregate amount of letters of credit issued under the letter of credit subfacility at the end of the applicable quarter, exceed 25% of the aggregate revolving credit facility commitments. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. At March 31, 2013, Realogy Group’s aggregate borrowings and outstanding letters of credit issued under the revolving credit facility exceeded 25% of the aggregate revolving credit facility commitments and therefore the senior secured leverage ratio computation was required. At March 31, 2013, Realogy Group’s senior secured leverage ratio was 3.38 to 1.0 and was in compliance with the senior secured leverage ratio covenant.

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
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year (the first interest payment was July 15, 2012). The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
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

Unsecured Notes
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the outstanding 12.00% Senior Notes at a premium of 106%. After giving effect to the foregoing, the only Unsecured Notes outstanding are the 11.50% Senior Notes. The $490 million of 11.50% Senior Notes mature on April 15, 2017 and bear interest payable semiannually on April 15 and October 15 of each year.
On April 26, 2013, Realogy Group issued $500 million of 3.375% Senior Notes. The Company will use the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013.
The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $375 million and an expiration date of December 2013. On April 19, 2013, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $50 million to $325 million.
Realogy Group, through a special purpose entity, known as Cartus Financing Limited has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million working capital facility which expires in August 2013. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that the Company receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $305 million and $309 million of underlying relocation receivables and other related relocation assets at March 31, 2013 and December 31, 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $2 million for the three months ended March 31, 2013 and March 31, 2012, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund the Company’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.1% and 3.5% for the three months ended March 31, 2013 and 2012, respectively.

Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
For the three months ended March 31, 2013, the Company recorded a loss on the early extinguishment of debt of $3 million for the portion of the Amended and Restated Credit Agreement that qualified for debt extinguishment. In addition, the Company wrote off deferred financing costs of $2 million to interest expense for the portion of the Amended and Restated Credit Agreement that qualified as a debt modification.
As a result of the 2012 Senior Secured Notes Offering and the use of proceeds to repay indebtedness, the Company recorded a loss on the early extinguishment of debt of $6 million during the three months ended March 31, 2012.
Covenants under the Senior Secured Credit Facility and Certain Indentures
The senior secured credit facility and the indentures governing the First Lien Notes, First and a Half Lien Notes and the 3.375% Senior Notes contain various covenants that limit Realogy Group’s ability to, among other things:

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

As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, Realogy Group’s total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0, tested on a quarterly basis, but only if the aggregate amount of borrowings outstanding under the revolving credit facility together with the aggregate amount of letters of credit issued under the letter of credit subfacility at the end of the applicable quarter, exceed 25% of the aggregate revolving credit facility commitments. Total senior secured net debt does not include the securitization obligations, the First and a Half Lien Notes or the Unsecured Notes or other unsecured indebtedness or indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes. At March 31, 2013, the Company’s senior secured leverage ratio was 3.38 to 1.0.
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

If an event of default occurs under the senior secured credit facility and we fail to obtain a waiver from our lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on the First Lien Notes, the First and a Half Lien Notes or the 3.375% Senior Notes;
any of which could result in an event of default under the First Lien Notes, the First and a Half Lien Notes or the 3.375% Senior Notes or our Apple Ridge Funding LLC securitization program.
If we were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the majority of our assets as collateral under the senior secured credit facility and the indentures governing the First Lien Notes and the First and a Half Lien Notes. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings thereunder, then we may not have sufficient assets to repay the First Lien Loans under the senior secured credit facility and our other indebtedness, including the First Lien Notes, the First and a Half Lien Notes and the 3.375% Senior Notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for merger costs, restructuring costs, former parent legacy cost (benefit) items, net, gain (loss) on the early extinguishment of debt, pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. Adjusted EBITDA calculated for a three-month period adjusts for the same items as for a twelve-month period, except that the pro forma effect of cost savings, business optimizations and acquisitions and new franchisees are calculated as of the beginning of the three-month period instead of the twelve-month period.
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
A reconciliation of net loss attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2013 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2013	March 31, 2013
Net loss attributable to Realogy (a)	$(543)	$(192)	$(351)	$(75)	$(426)
Income tax expense	39	7	32	7	39
Income before income taxes	(504)	(185)	(319)	(68)	(387)
Interest expense, net	528	170	358	89	447
Depreciation and amortization	173	45	128	42	170
EBITDA (b)	197	30	167	63	230
Restructuring costs and former parent legacy costs (benefit), net (c)					5
IPO related costs for the Convertible Notes					361
Loss on the early extinguishment of debt					21
Pro forma cost savings for 2012 restructuring initiatives (d)					4
Pro forma effect of business optimization initiatives (e)					30
Non-cash charges (f)					(5)
Non-recurring fair value adjustments for purchase accounting (g)					2
Pro forma effect of acquisitions and new franchisees (h)					6
Apollo management fees (i)					35
Incremental securitization interest costs (j)					6
Adjusted EBITDA					$695
Total senior secured net debt (k)					$2,348
Senior secured leverage ratio					3.38	x
_______________

(a)
Net loss attributable to Realogy consists of: (i) a loss of $25 million for the second quarter of 2012, (ii) a loss of $34 million for the third quarter of 2012, (iii) a loss of $292 million for the fourth quarter of 2012 and (iv) a loss of $75 million for the first quarter of 2013.

(b)
EBITDA consists of: (i) $203 million for the second quarter of 2012, (ii) $213 million for the third quarter of 2012, (iii) negative $249 million for the fourth quarter 2012 and (iv) $63 million for the first quarter of 2013.

(c)	Consists of $9 million of restructuring costs partially offset by a net benefit of $4 million for former parent legacy items.

(d)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2012. From this restructuring, we expect to reduce our operating costs by approximately $10 million on a twelve-month run-rate basis and estimate that $6 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from April 1, 2012 through the time they were put in place had those actions been effected on April 1, 2012.

(e)
Represents the twelve-month pro forma effect of business optimization initiatives including $3 million related to our Relocation Services integration costs, $4 million related to vendor renegotiations, $8 million related to business cost cutting initiatives and $15 million for employee retention accruals. The employee retention accruals reflect the two year employee retention plan that was implemented in November 2010 in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.

(f)
Represents the elimination of non-cash expenses, including $7 million of stock-based compensation expense less $11 million for the change in the allowance for doubtful accounts and notes reserves and $1 million of other items from April 1, 2012 through March 31, 2013.

(g)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(h)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on April 1, 2012. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2012.

(i)	Represents the elimination of the expense recognized for the termination of the Apollo management fee agreement for the twelve months ended March 31, 2013.

(j)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2013.

(k)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,648 million plus $16 million of capital lease obligations less $316 million of readily available cash as of March 31, 2013. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes, including our securitization obligations and the Unsecured Notes.

Set forth in the table below is a reconciliation of net loss attributable to Realogy to Adjusted EBITDA for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss attributable to Realogy	$(75)	$(192)
Income tax expense	7	7
Income before income taxes	(68)	(185)
Interest expense, net	89	170
Depreciation and amortization	42	45
EBITDA	63	30
Restructuring costs, merger costs and former parent legacy costs (benefit), net	1	—
Loss on the early extinguishment of debt	3	6
Pro forma effect of business optimization initiatives	4	9
Non-cash charges	(2)	—
Non-recurring fair value adjustments for purchase accounting	—	1
Pro forma effect of acquisitions and new franchisees	1	1
Apollo management fees	—	4
Incremental securitization interest costs	1	2
Adjusted EBITDA	$71	$53
Liquidity Risks
Our liquidity position may be negatively affected as a result of the following specific liquidity risks.
Negative Cash Flows; Seasonality and Cash Requirements
Our liquidity position has been negatively affected by the substantial interest expense on our debt obligations and the unfavorable conditions in the real estate market resulting in negative operating cash flows. Even with the completion of the initial public offering and related transactions in October 2012, our liquidity position will continue to be negatively impacted by the interest expense on our debt obligations, although such interest expense is substantially reduced from its level as of September 30, 2012.

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
Senior Secured Credit Facility Covenant Compliance
On the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, our total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0, but only if the aggregate amount of borrowings outstanding under the revolving credit facility together with the aggregate amount of letters of credit issued under the letter of credit subfacility at the end of the applicable quarter, exceed 25% of the aggregate revolving credit facility commitments.
As of March 31, 2013, we were in compliance with the senior secured leverage ratio covenant with a ratio of 3.38 to 1.0. During 2012, the U.S. residential real estate market evidenced the beginning of a housing recovery. However, we cannot predict the duration or strength of the recovery or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. If we fail to maintain the senior secured leverage ratio or otherwise default under our senior secured credit facility and if we fail to obtain a waiver from our lenders, then our financial condition, results of operations and business would be materially adversely affected.
Interest Rate Risk
Certain of our borrowings, primarily borrowings under the senior secured credit facility and our securitization arrangements, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase further. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.
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

Contractual Obligations
The following table summarizes our future contractual obligations as of March 31, 2013:

	Remaining
	2013	2014	2015	2016	2017	Thereafter	Total
Revolving credit facility (a)	$—	$—	$—	$—	$—	$135	$135
Term loan facility (b)	14	19	19	19	19	1,830	1,920
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	700	700
9.00% First and a Half Lien Notes	—	—	—	—	—	325	325
11.50% Senior Notes	—	—	—	—	492	—	492
12.00% Senior Notes (c)	—	—	—	—	130	—	130
12.375% Senior Subordinated Notes (d)	—	—	190	—	—	—	190
13.375% Senior Subordinated Notes (e)	—	—	—	—	—	10	10
Interest payments on long-term debt (f)	245	326	313	299	254	454	1,891
Securitized obligations (g)	239	—	—	—	—	—	239
Operating leases (h)	104	110	81	48	32	117	492
Capital leases (including imputed interest)	5	6	4	2	1	—	18
Purchase commitments (i)	46	28	15	10	9	239	347
Total (j) (k)	$653	$489	$622	$378	$937	$4,403	$7,482
_______________

(a)
The Company’s senior secured credit facility included a $475 million revolving facility expiring in March 2018. Outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s term loan facility matures in March 2020. There is 1% per annum amortization of principal, commencing June 30, 2013. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $425 million of the $2,055 million of variable rate debt.

(c)
The 12.00% Senior Notes were redeemed on April 23, 2013 with a cash payment of $138 million, including principal of $130 million, a call premium of $8 million and accrued interest of less than $1 million.

(d)	The 12.375% Senior Subordinated Notes were redeemed on April 16, 2013 with a cash payment of $190 million, including principal of $190 million and accrued interest of less than $1 million.

(e)
The 13.375% Senior Subordinated Notes were redeemed on April 16, 2013 with a cash payment of $11 million, including principal of $10 million, a call premium of $1 million and accrued interest of less than $1 million.

(f)	Interest payments are based on applicable interest rates in effect at March 31, 2013.

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

(j)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At March 31, 2013, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(k)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $52 million and unrecognized tax benefits of $111 million as the Company is not able to estimate the year in which these liabilities could be paid.

Contractual Obligations Update
In April 2013, the Company redeemed the 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes for a total cash payment of $339 million, including redemption premiums and accrued interest. As a result of these redemptions, the Company will realize annualized cash interest savings of $41 million.

On April 26, 2013, Realogy Group issued $500 million of 3.375% senior notes (the "3.375% Senior Notes"). The Company will use the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
Our principal market exposure is interest rate risk. At March 31, 2013, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2013, we had total long-term debt with variable interest rates primarily based on LIBOR of $2,055 million, excluding $239 million of securitization obligations. We have entered into two floating to fixed interest rate swap agreements and effectively fixed our interest rate on that portion of variable interest rate debt. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. After considering these interest rate swaps a portion of our variable interest rate debt is still subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 basis point change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $16 million. While these results may be used as benchmarks, they should not be viewed as forecasts.

At March 31, 2013, the fair value of our long-term debt approximated $4,730 million, which was determined based primarily on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $99 million impact on the fair value of our long-term debt.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Larsen, et al. v. Coldwell Banker Real Estate Corporation, et al. (case formerly known as Joint Equity Committee of Investors of Real Estate Partners, Inc. v. Coldwell Banker Real Estate Corp., et al). As previously disclosed in the Company's June 2012 Form 10-Q, as a matter of litigation avoidance, we entered into a memorandum of understanding memorializing the principal terms of a settlement of this action. In July 2012, we entered into a definitive settlement agreement and in March 2013 the settlement received final court approval. Substantially all of the settlement will be funded directly by the Company with only a modest contribution by its insurance carrier.
Barasani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Barasani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company alleging that the company had misclassified all of its sales associates as independent contractors when they were actually employees. The complaint further alleges that, because of the misclassification, the company has violated several sections of the Labor Code including Section 2802 for failing to reimburse plaintiff and the class for business related expenses and Section 226 for failing to keep proper records. The complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales agents. The court issued an order staying most of the proceedings until the next status conference in May 2013. Accordingly, the Company has yet to file an answer or other responsive pleading to the complaint.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at March 31, 2013.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Use of IPO Proceeds to Redeem Senior Subordinated Notes
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the outstanding 12.00% Senior Notes at a premium of 106%.
Item 5.     Other Information.
On May 1, 2013, based upon the recommendation of its Compensation Committee, the Board of Directors of Realogy Holdings approved changes to the guidelines governing compensation of our independent directors. The form of the New Director Equity Grant valued at $100,000 that is awarded to independent directors upon joining the Board was changed from a non-qualified stock option that became exercisable at the rate of 25% per year, commencing one year from the date of grant, to a restricted stock unit settleable in shares of Realogy Holdings common stock that vests at the rate of 33% per year, commencing one year from the date of grant. The equity portion of the Annual Director Retainer ($100,000 of the $170,000 retainer) was changed from a non-qualified stock option that becomes exercisable at the rate of 25% per year, commencing one year from the date of grant, to a restricted stock unit setteable in shares of Realogy Holdings common stock that vests in full on the first anniversary following the date of grant.
At the same time, based upon the recommendation of its Compensation Committee, the Board of Directors of Realogy Holdings approved the Realogy Holdings Corp. Director Deferred Compensation Plan, effective May 7, 2013, to permit directors to defer cash fees and eligible equity awards, including restricted stock units. Cash fees deferred will be in the form of restricted stock units settleable in shares of Realogy Holdings common stock; the number of restricted stock units issuable in connection with a deferral of cash fees will be calculated by dividing the amount of the deferred cash fees by the fair market of the common stock on the date of grant. Generally, a director's deferral will be paid on a fixed date elected by the director, or, if earlier, on the first anniversary following a director's separation from service. A director may elect to defer to a single lump-sum payment of his or her account, or may elect payments over time. A copy of the Realogy Holdings Corp. Director Deferred Compensation Plan is filed as Exhibit 10.2 to this report and incorporated herein by reference.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 1, 2013    /s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: May 1, 2013    /s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1*
Indenture, dated as of April 26, 2013, among Realogy Group LLC, as Issuer, The Sunshine Group (Florida) Ltd. Corp., as Co-Issuer, Realogy Holdings Corp. , the Note Guarantors (as defined therein) listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 3.375% Senior Notes due 2016 (the "3.375% Senior Notes Indenture").

4.2*	Form of 3.375% Senior Notes due 2016 (included in the 3.375% Senior Notes Indenture filed as Exhibit 4.1 hereto.

10.1*
Purchase Agreement dated as of April 23, 2013, by and among Realogy Group LLC, The Sunshine Group (Florida) Ltd. Corp. and J.P. Morgan Securities LLC as Representative of the several other Initial Purchasers listed in Schedule A thereto relating to the offer and sale of the 3.375% Senior Notes due 2016.

10.2*	Realogy Holdings Corp. Director Deferred Compensation Plan.

10.3*	First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011.

10.4*
Amended and Restated Credit Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other financial institutions parties thereto.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
______________

*	Filed herewith.

^	Furnished electronically with this report.